Form 10-K
period 2018-12-31
Fidelity National Financial, Inc.
filed 2019-02-19
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2018 was $9,889,644,127 based on the closing price of $37.62 as reported by The New York Stock Exchange.
As of January 31, 2019 there were 275,331,260 shares of FNF common stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2018, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans.
As of December 31, 2018, we had the following reporting segments:

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses which provide title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries, other smaller, non-title businesses and certain unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

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
Leading title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2018, our insurance companies had a 33.3% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
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
Strong value proposition for our customers.  We provide our customers with title insurance and escrow and other title-related services that support their ability to effectively close real estate transactions. We help make the real estate closing process more efficient for our customers by offering a single point of access to a broad platform of title-related products and resources necessary to close real estate transactions.
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

•
Manage our operations successfully through business cycles.  We operate in a cyclical industry and our ability to diversify our revenue base within our title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. We continue to monitor, evaluate and execute upon the consolidation of administrative functions, legal entity structure, and office consolidation, as necessary, to respond to the continually changing marketplace. We maintain shorter durations on our investment portfolio to mitigate our interest rate risk. A more detailed discussion of our investment strategies is included in “Investment Policies and Investment Portfolio.”

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

In the future, we may seek to sell certain investments or other assets to increase our liquidity. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally our goal is to acquire quality companies that are run by best in class management teams and that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry-leading companies and also our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
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
Refer to discussion under Selected Financial Data and Certain Factors Affecting Comparability included in Item 6 and Item 7 of Part II of this Annual Report on Form 10-K (this "Annual Report"), respectively, which are incorporated by reference into this Item 1 of Part I, for further discussion of material dispositions of businesses.
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
FNF currently intends to fund the $1.2 billion purchase price, 50% in cash and 50% in FNF common stock, through a combination of cash on hand at FNF, the issuance of FNF common stock to Stewart stockholders, and borrowings under our revolving credit facility, if necessary. Including the assumption of $109 million of Stewart's debt, our pro forma debt to total capital ratio is expected to be no more than approximately 20% at the close of the Stewart Merger.
Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses for which 2017 annual revenues exceed $75 million, up to a cap of $225 million, in order to receive required regulatory approvals, the purchase price will be adjusted down on a pro-rata basis to a minimum purchase price of $45.50 per share of common stock of Stewart. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we would be required to pay a reverse break-up fee of $50 million to Stewart.
On May 31, 2018, we received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Federal Trade Commission (the “FTC”) in connection with the FTC’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory review of the Stewart Merger.We continue to work through the regulatory process for the Stewart Merger and are currently engaged in responding to the Second Request related to the FTC's HSR Act regulatory review of the transaction. Responses to nearly all the FTC's requests for information and documentation have been submitted. From December 29, 2018 through January 25, 2019, the FTC suspended its review of the Stewart Merger and the materials related thereto due to a lapse in government funding caused by a partial shutdown of the U.S. Federal Government, potentially creating significant backlog when the FTC resumed its operations on January 28, 2019. As such, we are unable to determine the extent of any such delay in the FTC’s review.
On August 1, 2018, our registration statement on Form S-4 related to the Stewart Merger was declared effective by the U.S. Securities and Exchange Commission (the "SEC").
On August 21, 2018, we received a “no-action letter” from the Canadian Competition Bureau (the “Bureau”), indicating that the Bureau does not intend to oppose the completion of the Stewart Merger.
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
We have filed applications regarding acquisition of control of the Stewart domestic insurers with the states of Texas and New York. The Texas application regarding acquisition of control of Stewart Title Guaranty Company, a Texas domiciled title insurance company licensed in 48 states, is under review by the Texas Department of Insurance.
On January 31, 2019, the New York State Department of Financial Services (“NYDFS”) provided written notice to us of its disapproval of our application to acquire control of Stewart Title Insurance Company, a New York domiciled title insurance company that is licensed only in the State of New York. Receipt of approval from the NYDFS is a condition to closing the Stewart

Merger. FNF and Stewart are evaluating the appropriate course of action in light of the NYDFS’ determination, which may include a discussion with the NYDFS to better understand its concerns and respond to the letter. Through January 31, 2019, we have received 28 Form E state regulatory approvals relating to the Stewart Merger.
The closing of the Stewart Merger is subject to certain closing conditions, including federal and state regulatory approvals and the satisfaction of other customary closing conditions.
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2018 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm , total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $13.4 billion in 2013 to $15.6 billion in 2017, which represents a $0.7 billion increase from 2016. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 85% of net premiums written in 2017. Approximately 35 independent title insurance companies accounted for the remaining 15% of net premiums written in 2017. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
Our Title segment revenue is closely related to the level of real estate activity which includes sales, mortgage financing and mortgage refinancing. For further discussion of current trends in real estate activity in the United States, see discussion under Business Trends and Conditions included in Item 7 of Part II of this Annual Report, which is incorporated by reference into this Item 1 of Part I.
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
 Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing title searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, the maintenance of "title plants,” which are indexed compilations of public records, maps and other relevant historical documents, and the facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property, and from closing-related errors.
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
Direct Operations.  Our direct operations include both the operations of our underwriters and those of affiliated agencies. In our direct operations, the title insurer issues the title insurance policy and retains the entire premium paid in connection with the transaction. Our direct operations provide the following benefits:

•	higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent;

•	continuity of service levels to a broad range of customers; and

•	additional sources of income through escrow and closing services.
We have approximately 1,400 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated primarily through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2018, we transact business with approximately 5,200 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,221	45.2%	$2,170	44.3%	$2,097	44.4%
Agency	2,690	54.8	2,723	55.7	2,626	55.6
Total title insurance premiums	$4,911	100.0%	$4,893	100.0%	$4,723	100.0%
The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenues from direct operations upon the closing of the transaction. Premium revenues from agency operations include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent, and is based on estimates utilizing historical information.
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 30.6%, 30.2%, and 30.5% of total Title segment revenues in 2018, 2017, and 2016, respectively.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides an $80 million aggregate limit of coverage from a single loss occurrence for residential and commercial losses in excess of a $20 million retention per single loss occurrence ("First XOL Contract"). The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million aggregate limit of coverage, with the Company co-participating at approximately 10%.  The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million aggregate limit of coverage, with the Company co-participating at approximately 10%.  The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million aggregate limit of coverage, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage provided under our excess of loss reinsurance coverage is $620 million.
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
Competition.  Competition in the title insurance industry is based primarily on service and price. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, AmTrust Title Insurance Company, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2018, the combined statutory unearned premium reserve required and reported for our title insurers was $1,412 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2019, our directly owned title insurers can pay dividends or make distributions to us of approximately $512 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,383 million and $1,389 million as of December 31, 2018 and 2017, respectively. The combined statutory earnings of our title insurers were $625 million, $434 million, and $541 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2018.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2018.
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

	S&P	Moody’s
FNF family of companies	A	A2

The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:

•
An S&P "A" rating is the third highest rating of 12 ratings for S&P. According to S&P, an insurer rated “A” has strong capacity to meet its financial commitments, but is somewhat more susceptible to adverse effects of changes in circumstances and economic conditions than insurers with "AAA" or "AA" ratings.

•	A Moody's "A2" rating is the third highest rating of 9 ratings for Moody's. Moody's states that companies rated “A2” are judged to be upper-medium grade and are subject to low credit risk.

Demotech provides financial strength/stability ratings for each of our title insurance underwriters individually, as follows:

Alamo Title Insurance	A'
Chicago Title Insurance Company	A''
Commonwealth Land Title Insurance Company	A'
Fidelity National Title Insurance Company	A'
National Title Insurance of New York	A'
 Demotech states that its ratings of "A"(A double prime)" and "A' (A prime)" reflect its opinion that the insurer possesses "Unsurpassed" ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels. The A'' and A' ratings are the two highest ratings of Demotech's six ratings.
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
Investment Policies and Investment Portfolio
 Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. The various states in which we operate our underwriters regulate the types of assets that qualify for purposes of capital, surplus, and statutory unearned premium reserves. Our investment policy specifically limits duration and non-investment grade allocations in the FNF fixed-income portfolio. Maintaining shorter durations on the investment portfolio allows for the mitigation of interest rate risk. Equity securities and preferred stock are utilized to take advantage of perceived value or for strategic purposes. Due to the magnitude of the investment portfolio in relation to our claims loss reserves, durations of investments are not specifically matched to the cash outflows required to pay claims.
As of December 31, 2018 and 2017, the carrying amount of total investments, which approximates the fair value, excluding investments in unconsolidated affiliates, was $3.4 billion and $3.2 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2018 and 2017:

	December 31,
	2018				2017
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$436	18.1%	$430	17.9%	$398	18.8%	$396	18.5%
Aa/AA	260	10.8	260	10.8	335	15.9	337	15.8
A	749	31.0	749	31.3	575	27.3	578	27.2
Baa/BBB	633	26.3	630	26.3	510	24.1	519	24.3
Ba/BB/B	109	4.5	109	4.5	155	7.3	159	7.4
Lower	24	1.0	22	0.9	45	2.1	49	2.3
Other (2)	200	8.3	200	8.3	95	4.5	97	4.5
	$2,411	100.0%	$2,400	100.0%	$2,113	100.0%	$2,135	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.

The following table presents certain information regarding contractual maturities of our fixed maturity securities:

	December 31, 2018
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$347	17.3%	$344	17.2%
After one year through five years	1,336	66.6	1,326	66.3
After five years through ten years	226	11.2	227	11.4
After ten years	41	2.0	41	2.1
Mortgage-backed/asset-backed securities	59	2.9	60	3.0
	$2,009	100.0%	$1,998	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Our equity securities at December 31, 2018 and 2017 consisted of investments with a cost basis of $498 million and $517 million, respectively, and fair value of $498 million and $681 million, respectively.
At December 31, 2018 and 2017, we held $137 million and $150 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2018 and 2017, other long-term investments were $135 million and $110 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2018 and 2017, short-term investments amounted to $480 million and $295 million, respectively.
Our investment results for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,
	2018	2017	2016
	(Dollars in millions)
Net investment income (1)	$169	$139	$141
Average invested assets	$3,291	$3,296	$3,936
Effective return on average invested assets	5.1%	4.2%	3.6%
______________________________________

(1)
Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude interest earned on cash and cash equivalents. Net investment income includes fees earned by holding customer funds in escrow (off-balance sheet) during facilitation of tax-deferred property exchanges. See Note D Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a detail of our interest income.

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

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$707	14.4%	$693	14.2%	$670	14.2%
California	681	13.9	708	14.5	690	14.6
Florida	432	8.8	392	8.0	364	7.7
New York	310	6.3	311	6.3	336	7.1
Illinois	271	5.5	283	5.8	267	5.7
All others	2,510	51.1	2,506	51.2	2,396	50.7
Totals	$4,911	100.0%	$4,893	100.0%	$4,723	100.0%
Employees
As of February 1, 2019, we had 23,436 full-time equivalent employees, which includes 22,849 in our Title segment and 587 in our Corporate and other segment. We monitor our staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	inability to obtain without unanticipated conditions or significant delay, if at all, the necessary regulatory approvals to consummate the Stewart Merger;

•	inability to timely satisfy or obtain waiver any of the closing conditions to the proposed Stewart Merger;

•
failure to successfully integrate Stewart’s business with that of FNF, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the Stewart Merger will not be realized;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the States of California and Texas are the source of approximately 13.9% and 14.4%, respectively, of our title insurance premiums;

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

Item 1A.      Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.
General
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $2,726 million, or 29.3% of our total assets, as of December 31, 2018. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. In the year ended December 31, 2018, we recorded $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment. For the years ended December 31, 2017 and 2016, no goodwill impairment charge was recorded. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our management has historically sought to grow through acquisitions, both in our current lines of business as well as in lines of business outside of our traditional areas of focus or geographic areas. This expansion of our business subjects us to associated risks, such as risks and uncertainties associated with new companies, the diversion of management’s attention and lack of experience in operating unrelated businesses, and may affect our credit and ability to repay our debt.
Our management has historically sought to grow through acquisitions, both in our current lines of business, as well as lines of business that are not directly tied to or synergistic with our current operations. Accordingly, we have in the past acquired, and may in the future acquire, businesses in industries or geographic areas with which management is less familiar than we are with our current businesses. These activities involve risks that could adversely affect our operating results, due to uncertainties involved with new companies, diversion of management’s attention and lack of substantial experience in operating such businesses. There can be no guarantee that we will not enter into transactions or make acquisitions that will cause us to incur additional debt, increase our exposure to market and other risks and cause our credit or financial strength ratings to decline.
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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2019, our title insurers may pay dividends or make distributions to us of approximately $512 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
We have found that residential real estate activity generally decreases in the following situations:

•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited;

•	when housing inventory is limited or home prices are high or increasing; and

•	when the United States economy is weak, including high unemployment levels.
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of January 17, 2019 calculates an approximately $1.6 trillion mortgage origination market for 2018, which would be a slight decrease from 2017. The decrease is expected to result from a decrease in refinance activity, offset by a slight increase in purchase transactions. The MBA predicts overall mortgage originations in 2019 and 2020 will remain relatively flat compared to the 2018 period. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate. See discussion under 'Business Trends and Conditions' within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $13.5 billion at December 31, 2018. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Because we are dependent upon California and Texas for approximately 13.9% and 14.4% and of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our title segment and, in 2018, California-based premiums accounted for approximately 28.2% of premiums earned by our direct operations and 0.7% of our agency premium revenues. Texas-based premiums accounted for 18.6% of premiums earned by our direct operations and 10.8% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 13.9% and 14.4%, respectively, of our total title insurance premiums for 2018. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
Failure to respond to rapid changes in technology could adversely affect the Company.
Rapidly evolving technologies and innovations in software and financial technology could drive changes in how real estate transactions are recorded and processed throughout the mortgage life cycle. There is no guarantee that we will be able to effectively adapt to and utilize changing technology.  Existing or new competitors may be able to utilize or create technology more effectively than us, which could result in the loss of market share.

Our pending acquisition of Stewart may expose us to certain risks.
On March 18, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). The closing of the Stewart Merger is subject to certain closing conditions, federal and state regulatory approvals and the satisfaction of other customary closing conditions. Closing of the Stewart Merger may be delayed in the event that we are unable to obtain, in a timely manner, the necessary regulatory approvals. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we would be required to pay a reverse break-up fee of $50 million to Stewart. If the Stewart Merger is completed, we may face challenges in integrating Stewart into our existing infrastructure. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully, and the process of integrating this acquisition may disrupt our business and divert our resources.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are in Jacksonville, Florida in owned facilities.
The majority of our branch offices are leased from third parties. See Note M Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 45 states, Washington, DC, Canada and India.

Item 3.	Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note M. Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF".
On January 31, 2019, the last reported sale price of our common stock on the New York Stock Exchange was $36.16. We had approximately 6,700 shareholders of record.
Refer to Note O. Employee Benefit Plans to our Consolidated Financial Statements included in Item 7 of Part II of this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2018. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2013, with dividends reinvested over the periods indicated.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

Fidelity National Financial, Inc.	100.00	132.23	136.09	136.78	224.38	185.68
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	130.88	134.70	138.24	216.74	182.69

Dividends
Dividends declared on our common stock for the two most recent fiscal years are as follows:

	Year Ended December 31,
	2018	2017
	Cash Dividends per Share
First quarter	$0.30	$0.25
Second quarter	0.30	0.25
Third quarter	0.30	0.25
Fourth quarter	0.30	0.27
On February 13, 2019, our Board of Directors formally declared a $0.31 per FNF share cash dividend that is payable on March 29, 2019 to FNF shareholders of record as of March 15, 2019.
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
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2018, $1,518 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2019, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $512 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
Purchases of Equity Securities by the Issuer
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2018, we repurchased a total of 660,000 FNF common shares for $21 million or an average of $32.33 per share. Subsequent to December 31, 2018 and through market close on February 14, 2019, we repurchased a total of 60,000 shares for $2 million, or an average of $31.83 per share under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 720,000 FNF common shares for $23 million, or an average of $32.29 per share.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2018 - 10/31/2018	60,000	32.64	60,000	24,940,000
11/1/2018 - 11/30/2018	315,000	32.97	315,000	24,625,000
12/1/2018 - 12/31/2018	285,000	31.55	285,000	24,340,000
Total	660,000	$32.33	660,000

(1)
On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018. Under the stock repurchase program, we may repurchase up to 25 million shares of our FNF common stock through July 31, 2021.

(2)	As of the last day of the applicable month.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Certain reclassifications have been made to the prior year amounts to conform with the 2018 presentation.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions, except share data)
Operating Data:
Revenue	$7,594	$7,663	$7,257	$6,664	$5,647
Expenses:
Personnel costs	2,538	2,460	2,275	2,137	1,921
Agent commissions	2,059	2,089	1,998	1,731	1,471
Other operating expenses	1,801	1,781	1,648	1,557	1,367
Depreciation and amortization	182	183	160	150	148
Provision for title claim losses	221	238	157	246	228
Interest expense	43	48	64	73	91
	6,844	6,799	6,302	5,894	5,226
Earnings before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	750	864	955	770	421
Income tax expense	120	235	347	274	175
Earnings before equity in earnings of unconsolidated affiliates	630	629	608	496	246
Equity in earnings of unconsolidated affiliates	5	10	14	5	3
Earnings from continuing operations, net of tax	635	639	622	501	249
Earnings from discontinued operations, net of tax	—	155	70	60	270
Net earnings	635	794	692	561	519
Less: net earnings (loss) attributable to noncontrolling interests	7	23	42	34	(64)
Net earnings attributable to FNF common shareholders	$628	$771	$650	$527	$583

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to Old FNF common shareholders					$0.33
Basic net earnings per share attributable to FNF Group common shareholders	$2.30	$2.44	$2.40	$1.95	$0.77
Basic net earnings (loss) per share attributable to FNFV Group common shareholders		$1.68	$(0.06)	$(0.16)	$3.04
Weighted average shares outstanding Old FNF, basic basis (1)					138
Weighted average shares outstanding FNF Group, basic basis (1)	273	271	272	277	138
Weighted average shares outstanding FNFV Group, basic basis (1)		65	67	79	46
Diluted net earnings per share attributable to Old FNF common shareholders					$0.32
Diluted net earnings per share attributable to FNF Group common shareholders	$2.26	$2.38	$2.34	$1.89	$0.75
Diluted net earnings (loss) per share attributable to FNFV Group common shareholders		$1.63	$(0.06)	$(0.16)	$3.01
Weighted average shares outstanding Old FNF, diluted basis (1)					142
Weighted average shares outstanding FNF Group, diluted basis (1)	278	278	280	286	142
Weighted average shares outstanding FNFV Group, diluted basis (1)		67	70	82	47
Dividends declared per share of Old FNF common stock					$0.36
Dividends declared per share of FNF Group common stock	$1.20	$1.02	$0.88	$0.80	$0.37
Balance Sheet Data:
Investments (2)	$3,549	$3,371	$3,782	$4,015	$3,694
Cash and cash equivalents (3)	1,257	1,110	1,049	696	604
Total assets	9,301	9,151	14,521	14,043	13,868
Notes payable	836	759	987	981	2,086
Reserve for title claim losses	1,488	1,490	1,487	1,583	1,621
Redeemable NCI	344	344	344	344	715
Equity	4,628	4,467	6,898	6,588	6,073
Book value per share FNF Group (4)	$18.05	$17.53	$22.81	$21.21	$18.87
Book value per share FNFV Group (4)			$15.54	$15.05	$16.31
Other Data:
Orders opened by direct title operations (in 000's)	1,818	1,942	2,184	2,092	1,914
Orders closed by direct title operations (in 000's)	1,315	1,428	1,575	1,472	1,319
Provision for title insurance claim losses as a percent of title insurance premiums (5)	4.5%	4.9%	3.3%	5.7%	6.2%
Title-related revenue (6):
Percentage direct operations	64.3%	63.8%	63.2%	65.1%	64.8%
Percentage agency operations	35.7%	36.2%	36.8%	34.9%	35.2%
______________________________________

(1)
Weighted average shares outstanding as of December 31, 2014 includes 25,920,078 FNF shares that were issued as part of the acquisition of LPS on January 2, 2014 and 91,711,237 FNFV shares that were issued as part of the recapitalization completed on June 30, 2014.

(2)
Investments as of December 31, 2018, 2017, 2016, 2015, and 2014, include securities pledged to secured trust deposits of $426 million, $367 million, $544 million, $608 million, and $499 million, respectively.

(3)
Cash and cash equivalents as of December 31, 2018, 2017, 2016, 2015, and 2014 include cash pledged to secured trust deposits of $412 million, $475 million, $331 million, $108 million, and $136 million, respectively.

(4)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(5)	Includes the effects of the release of $97 million of excess reserves in the quarter ended December 31, 2016.

(6)	Includes title insurance premiums and escrow, title-related and other fees.
Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2018
Revenue	$1,693	$2,123	$2,085	$1,693
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	127	275	287	61
Net earnings attributable to FNF common shareholders	97	251	236	44
Basic earnings per share attributable to FNF common shareholders	0.36	0.92	0.86	0.16
Diluted earnings per share attributable to FNF common shareholders	0.35	0.90	0.85	0.16
Dividends paid per share FNF common stock	0.30	0.30	0.30	0.30
2017
Revenue	$1,643	$2,059	$1,986	$1,975
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	128	274	242	220
Net earnings attributable to FNF Group common shareholders	71	175	170	246
Net earnings (loss) attributable to FNFV Group common shareholders	1	121	(5)	(8)
Basic earnings per share attributable to FNF Group common shareholders	0.26	0.65	0.63	0.90
Basic earnings (loss) per share attributable to FNFV Group common shareholders	0.02	1.83	(0.08)	(0.12)
Diluted earnings per share attributable to FNF Group common shareholders	0.25	0.63	0.62	0.88
Diluted earnings (loss) per share attributable to FNFV Group common shareholders	0.01	1.81	(0.08)	(0.12)
Dividends paid per share FNF Group common stock	0.25	0.25	0.25	0.27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Overview
For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Item 7 of Part II of this Annual Report.
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
FNF currently intends to fund the $1.2 billion purchase price, 50% in cash and 50% in FNF common stock, through a combination of cash on hand at FNF, the issuance of FNF common stock to Stewart stockholders, and borrowings under our revolving credit facility, if necessary. Including the assumption of $109 million of Stewart's debt, our pro forma debt to total capital ratio is expected to be no more than approximately 20% at the close of the Stewart Merger.
Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses for which 2017 annual revenues exceed $75 million, up to a cap of $225 million, in order to receive required regulatory approvals, the purchase price will be adjusted down on a pro-rata basis to a minimum purchase price of $45.50 per share of common stock of Stewart. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we would be required to pay a reverse break-up fee of $50 million to Stewart.
On May 31, 2018, we received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Federal Trade Commission (the “FTC”) in connection with the FTC’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory review of the Stewart Merger.We continue to work through the regulatory process for the Stewart Merger and are currently engaged in responding to the Second Request related to the FTC's HSR Act regulatory review of the transaction. Responses to nearly all the FTC's requests for information and documentation have been submitted. From December 29, 2018 through January 25, 2019, the FTC suspended its review of the Stewart Merger and the materials related thereto due to a lapse in government funding caused by a partial shutdown of the U.S. Federal Government, potentially creating significant backlog when the FTC resumed its operations on January 28, 2019. As such, we are unable to determine the extent of any such delay in the FTC’s review.
On August 1, 2018, our registration statement on Form S-4 related to the Stewart Merger was declared effective by the U.S. Securities and Exchange Commission (the "SEC").
On August 21, 2018, we received a “no-action letter” from the Canadian Competition Bureau (the “Bureau”), indicating that the Bureau does not intend to oppose the completion of the Stewart Merger.
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
We have filed applications regarding acquisition of control of the Stewart domestic insurers with the states of Texas and New York. The Texas application regarding acquisition of control of Stewart Title Guaranty Company, a Texas domiciled title insurance company licensed in 48 states, is under review by the Texas Department of Insurance.
On January 31, 2019, the New York State Department of Financial Services (“NYDFS”) provided written notice to us of its disapproval of our application to acquire control of Stewart Title Insurance Company, a New York domiciled title insurance company that is licensed only in the State of New York. Receipt of approval from the NYDFS is a condition to closing the Stewart Merger. FNF and Stewart are evaluating the appropriate course of action in light of the NYDFS’ determination, which may include a discussion with the NYDFS to better understand its concerns and respond to the letter. Through January 31, 2019, we have received 28 Form E state regulatory approvals relating to the Stewart Merger.

The closing of the Stewart Merger is subject to certain closing conditions, including federal and state regulatory approvals and the satisfaction of other customary closing conditions.
Other Developments
On September 24, 2018, we closed on the sale of all of our 62% equity interest in, and notes outstanding from, Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California, and its subsidiaries to Urban Compass, Inc. ("Compass") for $37 million in cash and up to $21 million in potential earnout payments (the "Pacific Union Sale"). The potential earnout payments range in value from $0 to $21 million, are based on certain gross profit and earnings targets for Pacific Union and are payable in approximately 60% cash and 40% Compass stock annually over the course of the next three years. Compass was not a related party prior to, and is not a related party subsequent to, the Pacific Union Sale.
On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of notes due August 2028 with stated interest of 4.50%. See Note E. Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details.
Business Trends and Conditions
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
As of January 17, 2019, the Mortgage Banker's Association ("MBA") estimated the size of the United States ("U.S.") mortgage originations market as shown in the following table for 2018 - 2021 in its "Mortgage Finance Forecast" (in trillions, 2017 represents actual originations):

	2021	2020	2019	2018	2017
Purchase transactions	$1.3	$1.3	$1.2	$1.2	$1.1
Refinance transactions	0.4	0.4	0.4	0.4	0.6
Total U.S. mortgage originations	$1.7	$1.7	$1.6	$1.6	$1.7
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. In 2018 average interest rates on 30-year, fixed-rate mortgages in the U.S. rose from approximately 4.0% to 4.9% through October, representing an increase of 22%, before retreating to 4.55% in the last week of December according to mortgage buyer Freddie Mac. As a result of the overall upward trend in rates, refinance transactions decreased in both 2017 and 2018 from the historically high levels experienced in preceding years. Existing home sales increased through 2017 and began leveling out in the first half, and decreasing in the second half, of 2018. Coupled with stagnant levels of new home construction over the same time period, the result has been a decline in total housing inventory and increase in average home prices, albeit with decreasing magnitude toward the end of 2018.
The combination of reduced housing inventory, increasing mortgage interest rates and increasing home prices led the MBA to lower mortgage origination forecasts for 2019 and beyond during the second half of 2018. Market volatility and the shift in mortgage interest rates in late 2018 have created uncertainty in forecasts of future mortgage interest rates and originations. As a result, in early 2019 the U.S. Federal Reserve indicated it will slow or stop its pace of increases to the target federal funds rate. Mortgage interest rates are generally expected to remain flat in 2019. In a stagnate interest rate environment, refinance transactions are expected to continue to stagnate. The MBA predicts overall mortgage originations in 2019 and 2020 will remain relatively flat compared to the 2018 period.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to indicate the U.S. economy remains on strong footing. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.9% in December 2018. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through 2018, despite a slight drop in November and December 2018 resulting from market volatility. Toward the end of the fiscal year of 2018 and into 2019, there has been increased global economic uncertainty and stock market volatility. Such market uncertainty could ultimately impact U.S. real estate markets if they continue to worsen. We believe continued strong readings in domestic U.S. economic indicators present potential tailwinds for mortgage originations, despite growing risks from global economic uncertainties.

We cannot be certain how the positive effects of a generally strong U.S. economy and the negative effects of flat or slightly increasing mortgage interest rates and global economic uncertainty will impact mortgage originations and our future results of operations from our residential business. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. Conversely, gradual increases in the Fed Funds Rate and the shift in late 2017 by the U.S. Federal Reserve to unwind its balance sheet are generally expected to adversely impact availability of financing by decreasing the overall money supply. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 to 2018 experienced historically high volumes and fee-per-file in our commercial business.
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
Critical Accounting Estimates
The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A. Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
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

The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2018%		December 31, 2017%
	(in millions)		(in millions)
Known claims	$173	11.6%	$159	10.7%
IBNR	1,315	88.4	1,331	89.3
Total Reserve for Title Claim Losses	$1,488	100.0%	$1,490	100.0%
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
We recorded our loss provision rate at 4.5% for the year ended December 31, 2018. Our average loss provision rate was 4.5%, 4.9% and 3.3% for the years ended December 31, 2018, 2017 and 2016, respectively. Our loss provision rate for the year ended December 31, 2016 also included a $97 million adjustment to reduce our prior claim loss reserves. Of such annual loss provision rates, 4.5%, 4.5% and 5.0% for the years ended December 31, 2018, 2017 and 2016, respectively, related to losses on policies written in the current year, and the remainder related to developments on prior year policies. The decrease in the loss provision rate during 2016 through 2018, excluding a one-time adjustment included in the 2016 period, was primarily driven by continued positive development in the more recent policy years. In 2018 and 2017, adverse development of prior year losses of less than $1 million of 2018 premium and $19 million or 0.4% of 2017 premium was accounted for in the provision rate. In 2016, favorable development of prior year losses of $79 million or 1.7% of 2016 premium was accounted for in the provision rate.
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

The table below presents our title insurance loss development experience for the past three years:

	2018	2017	2016
	(In millions)
Beginning balance	$1,490	$1,487	$1,583
Change in reinsurance recoverable	—	(4)	(8)
Claims loss provision related to:
Current year	221	219	236
Prior years (1)	—	19	(79)
Total title claims loss provision	221	238	157
Claims paid, net of recoupments related to:
Current year	(10)	(8)	(10)
Prior years	(213)	(223)	(235)
Total title claims paid, net of recoupments	(223)	(231)	(245)
Ending balance	$1,488	$1,490	$1,487
Title premiums	$4,911	$4,893	$4,723
_____________________
(1) Reserve of $97 million released in 2016 related to improving development on prior year claim trends.

	2018	2017	2016
Provision for claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	5.0%
Prior years	—	0.4	(1.7)
Total provision	4.5%	4.9%	3.3%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2018	$140	$118	$(35)	$223
Year ended December 31, 2017	145	121	(35)	231
Year ended December 31, 2016	179	121	(55)	245
As of December 31, 2018 and 2017, our recorded reserves were $1,488 million and $1,490 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $44 million above the mid-point of the provided range of $1.3 billion to $1.6 billion of our actuarial estimates as of December 31, 2018. Our recorded reserves were $30 million above the mid-point of the provided range of our actuarial estimates of $1.3 billion to $1.7 billion as of December 31, 2017.
During 2018 and 2017, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2005-2008. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2009 through 2016 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 14,300 claims at December 31, 2017 to approximately 12,800 claims at December 31, 2018. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.

An approximate $49 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2018 title premiums of $4,911 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2018, would result in an increase (decrease) in our provision for title claim losses of approximately $149 million.
Valuation of Investments.  Investments in fixed maturity, equity, and preferred securities are recorded on the balance sheet at fair value. We regularly review our fixed maturity investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our intent and need to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Investments are selected for analysis whenever an unrealized loss is greater than a certain threshold that we determine based on the size of our portfolio or by using other qualitative factors. Fixed maturity investments that have unrealized losses caused by interest rate movements are not at risk as we do not anticipate having the need or intent to sell prior to maturity. Unrealized losses on fixed maturity instruments that are susceptible to credit related declines are evaluated based on the aforementioned factors. Currently available market data is considered and estimates are made as to the duration and prospects for recovery, and the intent or ability to retain the investment until such recovery takes place. These estimates are revisited quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. We believe that our monitoring and analysis has provided for the proper recognition of other-than-temporary impairments over the past three-year period. Any change in estimate in this area will have an impact on the results of operations of the period in which a charge is taken.
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Beginning January 1, 2018, unrealized gains or losses on equity and preferred securities are included in earnings. Unrealized gains or losses on fixed maturity securities (and equity and preferred securities prior to January 1, 2018) which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses on fixed maturity securities are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.
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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Foreign government bonds	—	62	—	62
Mortgage-backed/asset-backed securities	—	60	—	60
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total assets	$514	$2,266	$118	$2,898

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Foreign government bonds	—	57	—	57
Mortgage-backed/asset-backed securities	—	56	—	56
Preferred securities	23	296	—	319
Equity securities	681	—	—	681
Total assets	$704	$2,112	$—	$2,816

Our Level 2 fair value measures for preferred securities and fixed-maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred security and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party. When available and for certain investments, we independently compare the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third party pricing services are as follows:

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

•	Preferred securities: Preferred securities are valued by calculating the appropriate spread over a comparable US Treasury security. Inputs include benchmark quotes and other relevant market data.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, we began recording certain preferred equity investments in other long term investments at fair value which were previously accounted for as cost method investments.
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of December 31, 2018 was a range of 8.4% - 8.8% and a weighted-average of 8.6%. Based on the total fair value of our Level 3 other long-term investment as of December 31, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the twelve months ended December 31, 2018.

	December 31, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01 (1)	100	—	100
Transfers from Level 2	—	17	17
Paid-in-kind dividends	7	—	7
Purchases	—	1	1
Net valuation loss included in earnings	(6)	—	(6)
Net unrealized loss included in other comprehensive (loss) earnings	—	(1)	(1)
Fair value, December 31, 2018	$101	$17	$118
___________________________________________
(1) See Note S. Recent Accounting Pronouncements to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the twelve months ended December 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. There were no transfers between Level 2 and Level 3 in the three months ended December 31, 2018. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
As of December 31, 2017 we held no material assets or liabilities measured at fair value using Level 3 inputs.
During the years ended December 31, 2018, 2017 and 2016, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired of $3 million, $1 million, and $19 million, respectively. Refer to Note D. Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Goodwill.  We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2018 and 2017, goodwill was $2,726 million and $2,746 million, respectively. The majority of our goodwill as of December 31, 2018 relates to goodwill recorded in connection with the Chicago Title merger in 2000 and our acquisition of ServiceLink in 2014. Refer to Note F Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.

In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. As a result of our analysis, $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment was recorded in the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value. As of December 31, 2018, we have determined that our title segment goodwill has a fair value which substantially exceeds its carrying value.
Other Intangible Assets.  We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded $3 million, $1 million and $1 million in impairment expense to other intangible assets during the years ended December 31, 2018, 2017 and 2016, respectively. The impairment in 2018 primarily relates to an acquired customer relationship asset in our Title segment. The impairment in 2017 was for computer software at ServiceLink. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Corporate and Other segment.
Title Revenue Recognition. Our direct title insurance premiums are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each state's respective Department of Insurance. Cash associated with such revenue is typically collected at closing of the underlying real estate transaction. Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us.
Refer to Note T. Revenue Recognition to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further discussion of the accounting for our other revenue streams.
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
Refer to Note K Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.
Certain Factors Affecting Comparability
Year ended December 31, 2017. As a result of the BK Distribution and the FNFV Split-Off, we have reclassified the results of operations of Black Knight and FNFV to discontinued operations for all periods presented. Refer to Note G Discontinued Operations to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II of this Annual Report for further information on the results of operations of Black Knight and FNFV.
Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$2,221	$2,170	$2,097
Agency title insurance premiums	2,690	2,723	2,626
Escrow, title-related and other fees	2,615	2,637	2,416
Interest and investment income	177	131	126
Realized gains and losses, net	(109)	2	(8)
Total revenue	7,594	7,663	7,257
Expenses:
Personnel costs	2,538	2,460	2,275
Agent commissions	2,059	2,089	1,998
Other operating expenses	1,801	1,781	1,648
Depreciation and amortization	182	183	160
Provision for title claim losses	221	238	157
Interest expense	43	48	64
Total expenses	6,844	6,799	6,302
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	750	864	955
Income tax expense	120	235	347
Equity in earnings of unconsolidated affiliates	5	10	14
Net earnings from continuing operations	$635	$639	$622
 Revenues.
Total revenue in 2018 decreased $69 million compared to 2017, primarily due to a decrease in agent remittances and non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in interest income and direct title premiums. Total revenue in 2017 increased $406 million compared to 2016, primarily due to an increase in fee per file offset by a decrease in closed order volumes in our direct title business and an increase in agent remittances.
See Note T. Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations decreased $4 million in the year ended December 31, 2018, compared to the 2017 period and increased $17 million in the year ended December 31, 2017, compared to the 2016 period.
The change in revenue and net earnings is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $177 million, $131 million, and $126 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in 2018 as compared to 2017 is primarily attributable to increased interest income in our tax-deferred property exchange business and increased yield on our cash and cash equivalents and short term investments. The increase in 2017 as compared to 2016 is primarily attributable to increased yield on our cash and cash equivalents and short term investments and an increase in other investment income, offset by a decrease in income from our fixed maturity holdings resulting from a decrease in average invested assets. The effective return on average invested assets, excluding realized gains and losses, was 5.1%, 4.2%, and 3.6% for the years ended December 31, 2018, 2017, and 2016, respectively.
Net realized (losses) gains totaled $(109) million, $2 million, and $(8) million for the years ended December 31, 2018, 2017, and 2016, respectively. Net realized losses for the year ended December 31, 2018 are primarily attributable to non-cash valuation losses on equity and preferred security holdings of $93 million, losses on sales of equity securities of $21 million, and asset impairments of $7 million, partially offset by net realized gains of $3 million on sales and maturities of preferred and fixed maturity investment securities and $9 million of other realized gains. Net realized gains for the year ended December 31, 2017 includes a gain of $9 million on the sale of an other long term investment and a gain of $2 million related to the sale of fixed assets, offset by losses of $6 million on redemptions of convertible debt, net losses on sales and impairment of available for sale investments of $1 million, and $2 million of other miscellaneous losses. The net realized losses for the year ended December 31, 2016 includes $12 million for net gains on sales of available for sale investments, a gain of $2 million related to the favorable outcome of litigation, and $1 million for other individually insignificant gains. The gains were more than offset by losses of $13 million on impairments of available for sale investments, $3 million for impairment of an equity method investment, $4 million for losses on disposal of fixed assets, a $1 million loss related to the impairments of other intangible assets, and $2 million in realized losses related to other individually insignificant items.
See Note D. Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated interest and investment income and realized gains and losses.
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
The change in operating expenses is discussed in further detail at the segment level below.
Income tax expense was $120 million, $235 million, and $347 million for the years ended December 31, 2018, 2017, and 2016, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2018, 2017, and 2016 was 16.0%, 27.2%, and 36.3%, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. The decrease in the effective tax rate in the 2018 period from the comparative 2017 period is primarily attributable to the decreased federal tax rate associated with the passage of the Tax Reform Act and a $45 million decrease in tax expense in 2018 regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017. The decrease in the effective tax rate in 2017 from 2016 is primarily attributable to Tax Reform. See Note K. Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our income tax expense, deferred tax assets and liabilities, and effective tax rate.

Segment Results of Operations
 Title
The following table presents the results of our Title segment for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Direct title insurance premiums	$2,221	$2,170	$2,097
Agency title insurance premiums	2,690	2,723	2,626
Escrow, title-related and other fees	2,189	2,181	2,128
Interest and investment income	170	131	127
Realized gains and losses, net	(110)	6	—
Total revenue	7,160	7,211	6,978
Expenses:
Personnel costs	2,430	2,366	2,214
Other operating expenses	1,421	1,404	1,436
Agent commissions	2,059	2,089	1,998
Depreciation and amortization	154	159	148
Provision for title claim losses	221	238	157
Total expenses	6,285	6,256	5,953
Earnings before income taxes	$875	$955	$1,025
Orders opened by direct title operations (in 000's)	1,818	1,942	2,184
Orders closed by direct title operations (in 000's)	1,315	1,428	1,575
Total revenues in 2018 decreased $51 million or 1% compared to 2017. Total revenues in 2017 increased $233 million or 3% compared to 2016. The decrease in the year ended December 31, 2018 is primarily attributable to a decrease in agent remittances and non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in interest income and direct title premiums. The increase in the year ended December 31, 2017 is primarily attributable to increases in both our direct and agency title insurance premiums and growth and acquisitions in our Corporate and Other segment.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$2,221	45.2%	$2,170	44.3%	$2,097	44.4%
Title premiums from agency operations	2,690	54.8	2,723	55.7	2,626	55.6
Total title premiums	$4,911	100.0%	$4,893	100.0%	$4,723	100.0%
Title premiums increased less than l% in the year ended December 31, 2018 as compared to the 2017 period. The increase was a result of an increase in premiums from direct operations of $51 million, or 2%, and a decrease in premiums from agency operations of $33 million, or 1%. Title premiums increased 4% in the year ended December 31, 2017 as compared to the 2016 period. The increase was the result of an increase in premiums from direct operations of $73 million, or 3%, and an increase in premiums from agency operations of $97 million, or 4%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2018	2017	2016

Opened title insurance orders from purchase transactions (1)	68.5%	63.1%	53.5%
Opened title insurance orders from refinance transactions (1)	31.5	36.9	46.5
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	68.2%	62.8%	54.1%
Closed title insurance orders from refinance transactions (1)	31.8	37.2	45.9
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in 2018, primarily due to an increase in the average fee per file, partially offset by a decrease in closed order volumes as compared to the prior year. Closed order volumes were 1,315,000 in the year ended December 31, 2018 compared with 1,428,000 in the year ended December 31, 2017. This represented a decrease of 7.9%. The decrease in closed order volumes was primarily attributable to a decrease in refinance transactions in the year ended December 31, 2018 compared to the 2017 period.
The average fee per file in our direct operations was $2,585 and $2,346 in the years ended December 31, 2018 and 2017, respectively. The increase in average fee per file year over year reflects an increase in the average fee per file in both commercial and residential transactions. The increase in average fee per file from residential transactions is driven by an increase in purchase transactions and decrease in refinance transactions. The residential fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $33 million, or 1%, in the year ended December 31, 2018 as compared to the 2017 period and increased $97 million, or 4%, in the year ended December 31, 2017 as compared to the 2016 period. The decrease in the 2018 period as compared to the 2017 period reflects a decrease of $51 million related to adjustments to our accrued agent premiums receivable, partially offset by an increase in remittances.
Escrow, title-related and other fees increased by $8 million, or less than 1%, in the year ended December 31, 2018 from the 2017 period. Escrow fees, which are more directly related to our direct operations, increased $6 million, or 1%, in the year ended December 31, 2018 compared to the 2017 period. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $2 million, or less than 1%, in the year ended December 31, 2018 compared to the 2017 period. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations. Escrow, title related and other fees increased by $53 million, or 2%, in the year ended December 31, 2017 from the 2016 period. Escrow fees increased $21 million, or 3%, in the year ended December 31, 2017 compared to the 2016 period. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $30 million, or 2%, in the year ended December 31, 2017 compared to the 2016 period. The increase in other fees was primarily attributable to revenue growth associated with our home warranty businesses and increased servicing revenue at ServiceLink, offset by decreases at certain other ServiceLink subsidiaries.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $39 million in the year ended December 31, 2018 compared to the 2017 period and increased $4 million in the year ended December 31, 2017 compared to the 2016 period. The increase was primarily attributable to increased income in our tax-deferred property exchange business.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $64 million, or 3% increase in the year ended December 31, 2018 compared to the 2017 period is directionally consistent with and primarily attributable to the increase in revenue and increased mix of purchase to refinance transactions. The $152 million, or 7%, increase in the year ended December 31, 2017 compared to the 2016 period is directionally consistent with and primarily attributable to the increase in revenue. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 55% and 54% for years ended December 31, 2018 and 2017, respectively. Average employee count in the Title segment was 23,165 and 23,245 in the years ended December 31, 2018 and 2017, respectively.

Other operating expenses increased $17 million, or 1%, in the year ended December 31, 2018 from the corresponding 2017 period. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses remained flat in the year ended December 31, 2018 from the corresponding 2017 period. Other operating expenses decreased $32 million, or 2% in the year ended December 31, 2017 from the corresponding 2016 period. The decrease in the 2017 period from the 2016 period is primarily attributable to the realignment of Property Insight in January 2017 and a reduction in operating expenses at certain ServiceLink subsidiaries. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses was 32% in the years ended December 31, 2018 and 2017, and 34% in the year ended December 31, 2016.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,690	100.0%	$2,723	100.0%	$2,626	100.0%
Agent commissions	2,059	76.5	2,089	76.7	1,998	76.1
Net retained agent premiums	$631	23.5%	$634	23.3%	$628	23.9%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums in the year ended December 31, 2018 remained relatively consistent with the 2017 and 2016 periods.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective October 1, 2017, we revised our loss provision rate to 4.5% from 5%. Effective October 1, 2016, we revised our loss provision rate to 5.0% from 5.5%. All revisions were attributable to favorable development on more recent policy year claims. No revisions were made to our loss provision in the year ended December 31, 2018.
The claim loss provision for title insurance was $221 million, $238 million, and $157 million for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts reflected average claim loss provision rates of 4.5% for 2018, 4.9% for 2017, and 3.3% for 2016. The decrease in the provision in 2016 reflects the release of excess title reserves of $97 million as well as the reduction in the loss provision rate from 5.5% to 5.0% in the fourth quarter of 2016. The release of excess reserves and change in provision rate was due to analysis of historical ultimate loss ratios, the reduced volatility of development of those historical ultimate loss ratios and lower policy year loss ratios in recent years. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Corporate and Other
The following table presents the results of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenues:
Escrow, title-related and other fees	$426	$456	$288
Interest and investment income	7	—	(1)
Realized gains and losses, net	1	(4)	(8)
Total revenue	434	452	279
Expenses:
Personnel costs	108	94	61
Other operating expenses	380	377	212
Depreciation and amortization	28	24	12
Interest expense	43	48	64
Total expenses	559	543	349
Earnings before income taxes	$(125)	$(91)	$(70)
Total revenue in our Corporate and Other segment decreased $18 million, or 4%, in the year ended December 31, 2018 from the corresponding period in 2017 and increased $173 million, or 62%, in the year ended December 31, 2017 from the corresponding period in 2016. The decrease in 2018 is primarily attributable to a decrease of $74 million associated with lower real estate brokerage revenue resulting from the Pacific Union Sale, partially offset by growth and acquisitions in our real estate technology businesses resulting in increased revenue of $31 million in the 2018 period and increased interest income on corporate cash holdings of $7 million in the 2018 period. The increase in 2017 is primarily driven by revenue growth of $111 million at our real estate brokerage companies and $53 million at our real estate technology companies, which included $9 million total from the acquisitions of Real Geeks and SkySlope acquired in September and October 2017, respectively. Revenue in 2017 also includes $15 million related to recording one additional month of results of operations for our real estate brokerages in order to catch up their results which were previously recorded on a one month lag.
Personnel costs increased $14 million, or 15%, in the year ended December 31, 2018 from the corresponding period in 2017 and increased $33 million, or 54%, in the year ended December 31, 2017 compared to the corresponding 2016 period. The increase in both periods is primarily driven by acquisitions. The increase in the 2018 period was partially offset by a decrease of $8 million related to the Pacific Union Sale.
Other operating expenses increased $3 million, or 1% in the year ended December 31, 2018 from the 2017 period and increased $165 million, or 78%, in the year ended December 31, 2017 from the 2016 period. The increase in the 2018 period from 2017 is primarily attributable to an increase of $13 million attributable to growth in our real estate technology subsidiaries in the 2018 period and the inclusion of $33 million of expense eliminations (reduction to expense) in the 2017 period related to elimination of expense with Black Knight, partially offset by decreased expense in the 2018 period resulting from the Pacific Union Sale. The increase in the 2017 period from 2016 is primarily attributable to current period acquisitions and increased operating expense associated with higher revenue. Other operating expenses in 2017 also includes $14 million related to recording one additional month results of operations for our real estate brokerages in order to catch up their results which were previously recorded on a one month lag.
Interest expense decreased $5 million, or 10%, in the year ended December 31, 2018 from the corresponding period in 2017 and decreased $16 million, or 25%, in the year ended December 31, 2017 compared to the corresponding 2016 period. The decrease in the 2018 period is primarily attributable to the final settlement of our convertible Notes in August 2018 and 6.6% Senior Notes in the 2017 period, partially offset by interest associated with our 4.50% Notes issued in August 2018. The decrease in the 2017 period is primarily attributable to decreased interest on our convertible Notes resulting from redemptions and the payoff of our 6.6% Senior Notes in the 2017 period. See Note J Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt.
Discontinued Operations
As a result of the FNFV Split-off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $155 million, and $70 million in the years ended December 31, 2017 and 2016, respectively. The increase in the 2017 period from the corresponding period in 2016 is primarily attributable to FNFV's realized gain on the sale of a subsidiary in the 2017 period. Refer to Note G Discontinued Operations to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.
Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs; operating expenses; claim payments; taxes; payments of interest and principal on our debt, including any premiums thereon, if any; capital expenditures; business acquisitions; stock repurchases and dividends on our common stock. We paid dividends of $1.20 per share during 2018, or approximately $328 million. On February 13, 2019, our Board of Directors formally declared a $0.31 per share cash dividend that is payable on March 29, 2019 to FNF shareholders of record as of March 15, 2019. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2018, $1,518 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2019, our title insurance subsidiaries can pay or make distributions to us of approximately $512 million. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2018, 2017, and 2016 were $943 million, $737 million and $1,162 million, respectively, inclusive of discontinued operations. Operating cash flows from discontinued operations for the years ended December 31, 2017 and 2016 were $106 million and $407 million, respectively. The increase in cash provided by operations of $206 million in the 2018 period from the 2017 period is primarily attributable to lower realized gains on sales of investments and assets, which are included in earnings but relate to investing activities, and a $128 million decrease in payments for income taxes by continuing operations in the 2018 period, partially offset by the inclusion of cash flows from discontinued operations in the 2017 period. The decrease in cash provided by operations of $425 million in the 2017 period from the 2016 period is primarily attributable to increased cash payments for taxes of $161 million and increased realized gains on sales of investments and assets which are included in earnings of $256 million, but which related to investing activities, in the 2017 period.

Investing Cash Flows. Our cash (used in) provided by investing activities for the years ended December 31, 2018, 2017, and 2016 were $(354) million, $79 million and $(191) million, respectively, inclusive of discontinued operations. Cash used in investing activities from discontinued operations for the years ended December 31, 2017 and 2016 were $57 million, and $163 million, respectively. The decrease in cash provided by (increase in cash used in) investing activities of $433 million in the 2018 period from the 2017 period is primarily attributable to $681 million increase in net outflows from purchases of investments and additional investments in unconsolidated investees, net of sales of investments and distributions of and from equity and fixed income investments, partially offset by a $160 million decrease in cash used in acquisitions, net of disposals, and a decrease in capital expenditures in the 2018 period. The decrease in cash used in investing activities of $270 million in the 2017 period from the 2016 period is primarily attributable to the $325 million in proceeds from the sale of a subsidiary by FNFV prior to the FNFV Split-Off, lower cash paid for acquisitions of $75 million and decreased capital expenditures of $141 million, offset by a $380 million decrease in net inflows from the sales and distributions of and from equity and fixed income investments, net of purchases and additional investments in unconsolidated investees.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $83 million, $149 million and $290 million for the years ended December 31, 2018, 2017, and 2016, respectively. The 2018 period primarily consists of capital expenditures in our Title segment and the decrease from the 2017 period is primarily attributable to discontinued operations. The 2017 period consists of capital expenditures of $74 million related to our continuing operations, primarily our Title segment, and $75 million related to discontinued operations. The decrease in the 2017 period from the 2016 period is primarily attributable to the purchase of our corporate headquarters for $71 million in the second quarter of 2016.
Financing Cash Flows. Our cash used in financing activities for the years ended December 31, 2018, 2017, and 2016 were $442 million, $1,029 million and $428 million, respectively, inclusive of discontinued operations. The decrease in cash used in financing activities of $587 million in the 2018 period from the 2017 period is primarily attributable to a $458 million decrease in net debt service payments, net of borrowings, in the 2018 period, $109 million in cash transferred in the BK Distribution and FNFV Split-off in the 2017 period, repurchases of BKFS stock by Black Knight of $47 million in the 2017 period, and a $22 million decrease in change in secured trust deposits, partially offset by an increase in cash dividends paid of $50 million in the 2018 period. The increase in cash used in financing activities of $601 million in the 2017 period from the 2016 period is primarily attributable to increased net debt service activity of $143 million, cash transferred in the FNFV Split-off and BK Distribution of $109 million, an increase in dividends paid of $39 million, payment of premiums to repurchase convertible Notes of $317 million, repurchases of BKFS stock by Black Knight of $47 million in the 2017 period prior to the BK Distribution, and a decrease in the net change in secured trust deposits of $190 million, offset by a reduction in spending on treasury stock repurchases of $253 million.
 Financing. For a description of our financing arrangements see Note J Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment.
As of December 31, 2018, our required annual payments relating to these contractual obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Notes payable principal repayment	$—	$—	$—	$400	$—	$450	$850
Operating lease payments	145	121	93	68	41	28	496
Pension and other benefit payments	15	15	14	13	12	84	153
Title claim loss estimated payments	220	216	172	139	148	593	1,488
Interest on fixed rate notes payable	42	42	42	35	20	102	283
Total	$422	$394	$321	$655	$221	$1,257	$3,270
As of December 31, 2018, we had title insurance reserves of $1,488 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
We sponsor certain frozen pension and other post-retirement benefit plans. See Note O. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2018, we repurchased a total of 660,000 FNF common shares for $21 million or an average of $32.33 per share. Subsequent to December 31, 2018 and through market close on February 14, 2019, we repurchased a total of 60,000 shares for $2 million, or an average of $31.83 per share under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 720,000 FNF common shares for $23 million, or an average of $32.29 per share.
Equity and Preferred Security Investments.  Our equity and preferred security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of equity and preferred security investments held as of any given period end within earnings. Our results of operations in future periods will be subject to such volatility.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than our escrow operations. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $13.5 billion and $15.4 billion at December 31, 2018 and 2017, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
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
The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our marketable equity securities subject to equity price volatility and with interest rate movements on our fixed income investments.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
At December 31, 2018, we had $836 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
Our fixed maturity investments, certain preferred securities and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2018, we held $498 million in marketable equity securities (not including our investments in preferred securities of $301 million and our investments in unconsolidated affiliates of $137 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments, preferred securities and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 34.4% of total liabilities at December 31, 2018) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2018 and December 31, 2017, are as follows:
 Interest Rate Risk
At December 31, 2018, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities which are tied to interest rates of $70 million as compared with a (decrease) increase of $45 million at December 31, 2017.
Equity Price Risk
At December 31, 2018, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $100 million, as compared with an increase (decrease) of $136 million at December 31, 2017.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Fidelity National Financial, Inc. and subsidiaries as of December 31, 2018, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
 Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Jacksonville, Florida
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2016-01
As discussed in Note S to the consolidated financial statements, the Company changed its method of accounting for equity investments with readily determinable fair values in 2018 due to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017

Jacksonville, Florida
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fidelity National Financial, Inc.:

We have audited the accompanying Consolidated Statements of Earnings, Comprehensive Earnings, Equity, and Cash Flows of Fidelity National Financial, Inc. and subsidiaries for the year ended December 31, 2016 (collectively, the Consolidated Financial Statements). In connection with our audit of the Consolidated Financial Statements, we also have audited the Financial Statement Schedule listed in the Index at Item 15. These Consolidated Financial Statements and the Financial Statement Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and the Financial Statement Schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fidelity National Financial, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

 ////s/ KPMG LLP
 Jacksonville, Florida
February 27, 2017, except for Notes A and G,
as to which are February 23, 2018
and Note S, as to which is as of May 30, 2018

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2018 and 2017, includes pledged fixed maturities of $418 and $364, respectively, related to secured trust deposits	$1,998	$1,816
Preferred securities, at fair value	301	319
Equity securities, at fair value	498	681
Investments in unconsolidated affiliates	137	150
Other long-term investments	135	110
Short-term investments, includes pledged short term investments of $8 and $3 at December 31, 2018 and 2017, respectively, related to secured trust deposits	480	295
Total investments	3,549	3,371
Cash and cash equivalents, at December 31, 2018 and 2017, includes pledged cash of $412 and $475, respectively, related to secured trust deposits	1,257	1,110
Trade and notes receivables, net of allowance of $19 and $18 at December 31, 2018 and 2017, respectively	306	317
Goodwill	2,726	2,746
Prepaid expenses and other assets	377	398
Other intangible assets, net	513	618
Title plants	405	398
Property and equipment, net	164	193
Income taxes receivable	4	—
Total assets	$9,301	$9,151

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$956	$955
Income taxes payable	—	137
Notes payable	836	759
Reserve for title claim losses	1,488	1,490
Secured trust deposits	822	830
Deferred tax liability	227	169
Total liabilities	4,329	4,340
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2018 and 2017; outstanding of 275,373,834 and 274,431,737 as of December 31, 2018 and 2017, respectively; and issued of 289,601,523 and 287,718,304 as of December 31, 2018 and 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,500	4,587
Retained earnings	641	217
Accumulated other comprehensive (loss) earnings	(13)	111
Less: Treasury stock, 14,227,689 shares and 13,286,567 shares as of December 31, 2018 and 2017, respectively, at cost	(498)	(468)
Total Fidelity National Financial, Inc. shareholders’ equity	4,630	4,447
Noncontrolling interests	(2)	20
Total equity	4,628	4,467
Total liabilities, redeemable non-controlling interest and equity	$9,301	$9,151

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$2,221	$2,170	$2,097
Agency title insurance premiums	2,690	2,723	2,626
Escrow, title-related and other fees	2,615	2,637	2,416
Interest and investment income	177	131	126
Realized gains and losses, net	(109)	2	(8)
Total revenues	7,594	7,663	7,257
Expenses:
Personnel costs	2,538	2,460	2,275
Agent commissions	2,059	2,089	1,998
Other operating expenses	1,801	1,781	1,648
Depreciation and amortization	182	183	160
Provision for title claim losses	221	238	157
Interest expense	43	48	64
Total expenses	6,844	6,799	6,302
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	750	864	955
Income tax expense on continuing operations	120	235	347
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	630	629	608
Equity in earnings of unconsolidated affiliates	5	10	14
Net earnings from continuing operations	635	639	622
Earnings from discontinued operations, net of tax	—	155	70
Net earnings	635	794	692
Less: Net earnings attributable to non-controlling interests	7	23	42
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$628	$771	$650

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations attributable to FNF Group common shareholders	$628	$639	$627
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	23	27
Net earnings attributable to FNF Group common shareholders	$628	$662	$654

Net earnings (loss) from discontinued operations attributable to FNFV Group common shareholders		$109	$(4)
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (continued)

	Year Ended December 31,
	2018	2017	2016

Earnings per share
Basic
Net earnings from continuing operations attributable to FNF Group common shareholders	$2.30	$2.36	$2.31
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	0.08	0.09
Net earnings per share attributable to FNF Group common shareholders	$2.30	$2.44	$2.40
Net earnings (loss) per share from discontinued operations attributable to FNFV Group common shareholders		$1.68	$(0.06)
Diluted
Net earnings from continuing operations attributable to FNF Group common shareholders	$2.26	$2.30	$2.24
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	0.08	0.10
Net earnings per share attributable to FNF Group common shareholders	$2.26	$2.38	$2.34
Net earnings (loss) per share from discontinued operations attributable to FNFV Group common shareholders		$1.63	$(0.06)

Weighted average shares outstanding FNF Group common stock, basic basis	273	271	272
Weighted average shares outstanding FNF Group common stock, diluted basis	278	278	280
Weighted average shares outstanding FNFV Group common stock, basic basis		65	67
Weighted average shares outstanding FNFV Group common stock, diluted basis		67	70
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net earnings	$635	$794	$692
Other comprehensive (loss) earnings, net of tax:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(11)	25	38
Unrealized gain relating to investments in unconsolidated affiliates (2)	3	12	10
Unrealized (loss) gain on foreign currency translation and cash flow hedging (3)	(8)	6	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	3	—
Minimum pension liability adjustment (5)	1	9	6
Other comprehensive (loss) earnings	(15)	55	56
Comprehensive earnings	620	849	748
Less: Comprehensive earnings attributable to noncontrolling interests	7	25	41
Comprehensive earnings attributable to Fidelity National Financial Inc. common shareholders	$613	$824	$707
Comprehensive earnings attributable to FNF Group common shareholders	$613	$709	$703
Comprehensive earnings attributable to FNFV Group common shareholders		$115	$4

_______________________________________

(1)	Net of income tax (benefit) expense of $(4) million, $16 million, and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Net of income tax expense of $1 million, $7 million, and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Net of income tax (benefit) expense of $(2) million, $4 million, and $1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	Net of income tax expense of $2 million for the year ended December 31, 2017.

(5)	Net of income tax expense of less than $1 million, $3 million and $3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	FNF Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2015	282	$—	81	$—	$4,795	$1,374	$(69)	15	$(346)	$834	$6,588	$344
Exercise of stock options	2	—	—	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain (loss) on investments and other financial instruments	—	—	—	—	—	—	38	—	—	(1)	37	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	6	—	—	—	6	—
Stock-based compensation	—	—	—	—	36	—	—	—	—	22	58	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(9)	—	(9)
Purchases of treasury stock	—	—	—	—	—	—	—	12	(268)	—	(268)	—
Debt conversion settled in cash	—	—	—	—	(2)	—	—	—	—	—	(2)	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	14	14	—
Dividends declared	—	—	—	—	—	(240)	—	—	—	—	(240)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	650	—	—	—	42	692	—
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	2	—	—	—	31	—	—	—	—	—	31	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	25	—	—	2	27	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	12	—	—	—	12	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	6	—	—	—	6	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	9	—	—	—	9	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	3	—	—	—	3	—
Stock-based compensation	—	—	—	—	33	—	—	—	—	11	44	—
Purchase of additional interest in consolidated subsidiaries	—	—	—	—	(1)	—	—	—	—	(1)	(2)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	1	(18)	—	(18)
Purchases of treasury stock	—	—	—	—	—	—	—	1	(23)	—	(23)	—
Sale of consolidated subsidiary	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Debt conversions settled in cash	—	—	—	—	(324)	—	—	—	—	—	(324)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	44	44	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Spin-off of Black Knight	—	—	—	—	—	(823)	—	—	—	(801)	(1,624)	—
Distribution of FNFV to Cannae Holdings	—	—	(81)	—	—	(1,236)	69	(16)	196	(98)	(1,069)	—
Dividends declared	—	—	—	—	—	(279)	—	—	—	—	(279)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	771	—	—	—	23	794	—
Balance, December 31, 2017	288	$—	—	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (continued)

	Fidelity National Financial, Inc. Common Shareholders
	FNF Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2017	288	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	1	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(11)	—	—	—	(11)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized loss on foreign currency and cash flow hedging	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	1	—	—	—	1	—
Stock-based compensation	—	—	31	—	—	—	—	—	31	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(9)	—	(9)
Purchases of treasury stock	—	—	—	—	—	1	(21)	—	(21)	—
Debt conversions settled in cash	—	—	(134)	—	—	—	—	—	(134)	—
Dilution resulting from subsidiary equity issuance	—	—	(3)	—	—	—	—	5	2	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)	—
Pacific Union Sale	—	—	—	—	—	—	—	(25)	(25)	—
Other equity activity	—	—	—	(2)	—	—	—	1	(1)	—
Dividends declared	—	—	—	(330)	—	—	—	—	(330)	—
Net earnings	—	—	—	628	—	—	—	7	635	—
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$635	$794	$692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182	389	431
Equity in (earnings) losses of unconsolidated affiliates	(5)	2	8
Loss on sales of investments and other assets and asset impairments, net	18	16	2
Gain on sale of business by FNFV Group	—	(276)	—
Gain on Pacific Union Sale	(4)	—	—
Loss on valuation of equity and preferred securities, net	95	—	—
Stock-based compensation cost	31	44	58
Distributions from unconsolidated affiliates, return on investment	6	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease (increase) in trade receivables	15	(11)	(14)
Net decrease (increase) in prepaid expenses and other assets	17	(60)	(4)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other liabilities	38	(31)	87
Net (decrease) increase in reserve for title claim losses	(2)	3	(96)
Net change in income taxes	(83)	(133)	(2)
Net cash provided by operating activities	943	737	1,162
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	676	434	238
Proceeds from calls and maturities of investment securities available for sale	517	626	452
Proceeds from sales of property and equipment	21	4	6
Proceeds from the sale of cost method and other investments	—	21	36
Additions to property and equipment and capitalized software	(83)	(149)	(290)
Purchases of investment securities available for sale	(1,313)	(659)	(589)
Purchases of other long-term investments	—	(86)	—
Net (purchases of) proceeds from short-term investment activities	(185)	26	547
Additional investments in unconsolidated affiliates	(62)	(78)	(166)
Distributions from unconsolidated affiliates, return of investment	73	104	139
Other investing activities	(1)	(7)	(7)
Cash proceeds from Pacific Union Sale, net of cash transferred	33	—	—
Proceeds from the sale of business by FNFV Group	—	325	—
Acquisition of T-System Holding LLC, net of cash acquired	—	(202)	—
Acquisition of Title Guaranty of Hawaii, net of cash acquired	—	(93)	—
Acquisition of Commissions, Inc., net of cash acquired	—	—	(229)
Acquisition of eLynx Holdings, Inc., net of cash acquired	—	—	(115)
Acquisitions of Real Geeks, LLC and Sky Slope, Inc., net of cash acquired	—	(82)	—
Other acquisitions/disposals of businesses, net of cash acquired/disposed	(30)	(105)	(213)
Net cash (used in) provided by investing activities	(354)	79	(191)
Cash Flows From Financing Activities:
Net change in secured trust deposits	(8)	(30)	160
Borrowings	442	785	132
Debt service payments	(370)	(996)	(200)
Equity portion of debt conversions paid in cash	(142)	(317)	(2)
Black Knight treasury stock repurchases of BKFS stock	—	(47)	—
Cash transferred in the Black Knight spin-off	—	(87)	—
Cash transferred in the FNFV split-off	—	(22)	—
Dividends paid	(328)	(278)	(239)
Subsidiary dividends paid to noncontrolling interest shareholders	(10)	(9)	(9)
Exercise of stock options	19	31	19
Payment of contingent consideration for prior period acquisitions	(13)	(16)	(4)
Payment for shares withheld for taxes and in treasury	(9)	(18)	(9)
Purchases of treasury stock	(20)	(23)	(276)
Other financing activity	(3)	(2)	—
Net cash used in financing activities	(442)	(1,029)	(428)
Net increase (decrease) in cash and cash equivalents	147	(213)	543
Cash and cash equivalents, at beginning of year	1,110	1,323	780
Cash and cash equivalents, at end of year	$1,257	$1,110	$1,323
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
The following describes the business and significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) technology and transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans.
For information on businesses comprising our reportable segments, refer to Note R Segment Information.
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
FNF currently intends to fund the $1.2 billion purchase price, 50% in cash and 50% in FNF common stock, through a combination of cash on hand at FNF, the issuance of FNF common stock to Stewart stockholders, and borrowings under our revolving credit facility, if necessary. Including the assumption of $109 million of Stewart's debt, our pro forma debt to total capital ratio is expected to be no more than approximately 20% at the close of the Stewart Merger.
Under the terms of the Merger Agreement, if the combined company is required to divest assets or businesses for which 2017 annual revenues exceed $75 million, up to a cap of $225 million, in order to receive required regulatory approvals, the purchase price will be adjusted down on a pro-rata basis to a minimum purchase price of $45.50 per share of common stock of Stewart. If the Stewart Merger is not completed for failure to obtain the required regulatory approvals, we would be required to pay a reverse break-up fee of $50 million to Stewart.
On May 31, 2018, we received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Federal Trade Commission (the “FTC”) in connection with the FTC’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), regulatory review of the Stewart Merger.We continue to work through the regulatory process for the Stewart Merger and are currently engaged in responding to the Second Request related to the FTC's HSR Act regulatory review of the transaction. Responses to nearly all the FTC's requests for information and documentation have been submitted. From December 29, 2018 through January 25, 2019, the FTC suspended its review of the Stewart Merger and the materials related thereto due to a lapse in government funding caused by a partial shutdown of the U.S. Federal Government, potentially creating significant backlog when the FTC resumed its operations on January 28, 2019. As such, we are unable to determine the extent of any such delay in the FTC’s review.
On August 1, 2018, our registration statement on Form S-4 related to the Stewart Merger was declared effective by the U.S. Securities and Exchange Commission (the "SEC").
On August 21, 2018, we received a “no-action letter” from the Canadian Competition Bureau (the “Bureau”), indicating that the Bureau does not intend to oppose the completion of the Stewart Merger.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We have filed applications regarding acquisition of control of the Stewart domestic insurers with the states of Texas and New York. The Texas application regarding acquisition of control of Stewart Title Guaranty Company, a Texas domiciled title insurance company licensed in 48 states, is under review by the Texas Department of Insurance.
On January 31, 2019, the New York State Department of Financial Services (“NYDFS”) provided written notice to us of its disapproval of our application to acquire control of Stewart Title Insurance Company, a New York domiciled title insurance company that is licensed only in the State of New York. Receipt of approval from the NYDFS is a condition to closing the Stewart Merger. FNF and Stewart are evaluating the appropriate course of action in light of the NYDFS’ determination, which may include a discussion with the NYDFS to better understand its concerns and respond to the letter. Through January 31, 2019, we have received 28 Form E state regulatory approvals relating to the Stewart Merger.
The closing of the Stewart Merger is subject to certain closing conditions, including federal and state regulatory approvals and the satisfaction of other customary closing conditions.
Other Developments
On September 24, 2018, we closed on the sale of all of our 62% equity interest in, and notes outstanding from, Pacific Union International, Inc. ("Pacific Union"), a luxury real estate broker based in California, and its subsidiaries to Urban Compass, Inc. ("Compass") for $37 million in cash and up to $21 million in potential earnout payments (the "Pacific Union Sale"). The potential earnout payments range in value from $0 to $21 million, are based on certain gross profit and earnings targets for Pacific Union and are payable in approximately 60% cash and 40% Compass stock annually over the course of the next 3 years. Compass was not a related party prior to, and is not a related party subsequent to, the Pacific Union Sale.
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
Equity and preferred securities held are carried at fair value as of the balance sheet dates. Our equity and certain preferred securities are Level 1 financial assets and fair values are based on quoted prices in active markets. Other preferred stock holdings are Level 2 financial assets and are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly.
Investments in unconsolidated affiliates are recorded using the equity method of accounting.
Other long-term investments consist of other investments and company-owned life insurance policies. Other investments are carried at fair value. See Note C Fair Value Measurements for further discussion of other investments. Company-owned life insurance policies are carried at cash surrender value.
Short-term investments, which consist primarily of commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Beginning January 1, 2018, unrealized gains or losses on equity and preferred securities are included in earnings. Unrealized gains or losses on fixed maturity securities (and equity and preferred

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

securities prior to January 1, 2018) which are classified as available for sale, net of applicable deferred income tax expenses (benefits), are excluded from earnings and credited or charged directly to a separate component of equity. If any unrealized losses on available for sale securities are determined to be other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses on fixed maturity securities are considered other-than-temporary if factors exist that cause us to believe that the value will not increase to a level sufficient to recover our cost basis. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include: (i) our need and intent to sell the investment prior to a period of time sufficient to allow for a recovery in value; (ii) the duration and extent to which the fair value has been less than cost; and (iii) the financial condition and prospects of the issuer. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.
See Note S. Recent Accounting Pronouncements for discussion of ASU No. 2016-01 which changed the accounting for unrealized gains and losses on equity and preferred securities.
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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimates using historical information of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us from independent agents. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 88% - 95% reported within three months following closing, an additional 3% - 8% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.5%, of agent premiums earned in 2018, 76.7% of agent premiums earned in 2017, and 76.1% of agent premiums earned in 2016. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $44 million and $55 million at December 31, 2018 and 2017, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. As a result of the analysis, $3 million of goodwill impairment related to a real estate brokerage reporting unit in our Corporate and other segment was recorded in the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value. See Note F. Goodwill.
Other Intangible Assets
We have other intangible assets, not including goodwill, which consist primarily of customer relationships and contracts, trademarks and tradenames, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded $3 million, $1 million and $1 million in impairment expense to other intangible assets during the years ended December 31, 2018, 2017 and 2016, respectively. The impairment in 2018 primarily relates to an acquired customer relationship asset in our Title segment. The impairment in 2017 was for computer software at ServiceLink. The impairment in 2016 was for customer relationships and tradenames at our real estate subsidiaries in our Corporate and Other segment.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the years ended December 31, 2018, 2017 or 2016.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $822 million and $830 million at December 31, 2018 and 2017, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Revenue Recognition
Refer to Note T. Revenue Recognition for a description of our accounting for our various revenue streams.
Discontinued Operations
On November 17, 2017, we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae became a separate, publicly-traded company (NYSE: CNNE) as of November 20, 2017. All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF common stock that were not held by Cannae remain with the Company. As a result of the FNFV Split-Off, the financial results of FNFV Group have been reclassified to discontinued operations for the years ended December 31, 2017 and 2016.
On September 29, 2017 we completed our tax-free distribution to FNF shareholders of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution was generally tax-free to FNF shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the years ended December 31, 2017 and 2016.
See Note G. Discontinued Operations for further details of the results and financial position of FNFV and Black Knight.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized (loss) gain relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive (Loss) Earnings
	(In millions)
Balance December 31, 2016	$86	$(68)	$(13)	$(18)	$(13)
Other comprehensive earnings	25	12	6	9	52
Reclassification adjustments	3	—	—	—	3
Distribution of FNFV to Cannae Holdings	2	67	—	—	69
Balance December 31, 2017	116	11	(7)	(9)	111
Adjustment for cumulative effect for adoption of ASU 2016-01	(109)	—	—	—	(109)
Adoption of ASU 2018-02	(1)	3	—	(2)	—
Other comprehensive earnings	(11)	3	(8)	1	(15)
Balance December 31, 2018	$(5)	$17	$(15)	$(10)	$(13)
Redeemable Non-controlling Interest
Subsequent to our acquisition of Lender Processing Services, Inc. ("LPS") in January 2014, we issued a 35% ownership interest in ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL has an option to put its ownership interests of ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The units owned by THL (the "redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. As of January 2018, no public offering was made and the redeemable noncontrolling interests were no longer subject to a holding requirement. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. As of December 31, 2018, the redeemable noncontrolling interests have a fair value of approximately $194 million and we do not believe the exercise of their remaining put right in ServiceLink to be probable. The redeemable noncontrolling interests are recorded at their initial value of $344 million in our consolidated balance sheets and would be adjusted to fair value were such value to rise above the initial value.
As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify the redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF is reported on the Consolidated Balance Sheet outside of permanent equity; and the Consolidated Statement of Earnings reflects the respective redeemable noncontrolling interests in Net earnings attributable to non-controlling interests, the effect of which is removed from the net earnings attributable to Fidelity National Financial, Inc. common shareholders.
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
Restricted stock, options or other instruments which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2018 and 2017,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

no antidilutive shares were outstanding. For the year ended December 31, 2016 options to purchase two million shares of our common stock were excluded from the computation of diluted earnings per share.
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
Certain Reclassifications
Certain reclassifications have been made in the 2017 and 2016 Consolidated Financial Statements to conform to classifications used in 2018. These reclassifications have not changed net earnings or total equity, as previously reported.
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
Title
Title Guaranty of Hawaii
On August 31, 2017, FNF completed its acquisition of 90% of the membership interest of Title Guaranty of Hawaii ("Title Guaranty") for $98 million. Title Guaranty was previously an unaffiliated agent and will continue to be closely aligned with Chicago Title as part of the FNF title company family. Founded in 1896, Title Guaranty is the oldest title company in the State of Hawaii and is a leading provider of title and escrow services, with more than 300 employees in branches across the State of Hawaii providing title insurance and real estate closing services. The acquisition does not meet the definition of "significant" pursuant to Article 3 of Regulation S-X (§210.3-05). Further, the results of operations are not material to our historical financial statements.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Accounts receivable	$2
Property and equipment	4
Other intangible assets	49
Goodwill	41
Title plant	11
Prepaid expenses and other	2
Total assets acquired	109
Accounts payable and accrued liabilities	5
Total liabilities assumed	5
Non-controlling interests assumed	11
Total liabilities and equity assumed	16
Net assets acquired	$93
The gross carrying value and weighted average estimated useful lives of Property and equipment and Other intangible assets acquired in the Title Guaranty acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment	$4	5
Other intangible assets:
Customer relationships	43	10
Trade name	5	10
Software	1	2
Total Other intangible assets	49
Total	$53
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
The purchase price has been allocated to the Real Estate Technology Acquisitions' assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. $39 million of the goodwill recorded is expected to be deductible for tax purposes.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the total purchase price consideration and the fair value amounts recognized for the assets acquired and liabilities assumed for the Real Estate Technology Acquisitions as of the acquisition date (in millions):

Fair Value
Other intangible assets	$38
Goodwill	94
Property and equipment, net	1
Total assets acquired	133
Accounts payable and accrued liabilities	3
Deferred tax liability	9
Total liabilities assumed	12
Non-controlling interests	23
Total liabilities and equity assumed	35
Net assets acquired	$98
The gross carrying value and weighted average estimated useful lives of the Other intangible assets acquired in the Real Estate Technology Acquisitions consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Property and equipment, net	$1	1 - 5
Other intangible assets:
Customer relationships	12	10
Trade name	7	10
Non-compete agreements	3	5
Computer software	16	7
Total Other intangible assets	$38

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note C.	Fair Value Measurements
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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Foreign government bonds	—	62	—	62
Mortgage-backed/asset-backed securities	—	60	—	60
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total	$514	$2,266	$118	$2,898

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$195	$—	$195
State and political subdivisions	—	391	—	391
Corporate debt securities	—	1,117	—	1,117
Foreign government bonds	—	57	—	57
Mortgage-backed/asset-backed securities	—	56	—	56
Preferred securities	23	296	—	319
Equity securities	681	—	—	681
Total	$704	$2,112	$—	$2,816

Our Level 2 fair value measures for preferred and fixed-maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred securities and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We rely on one price for each instrument to determine the carrying amount of the assets on our balance sheet. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party. When

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

available and for certain investments, we independently compare the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third-party pricing services are as follows:

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

•	Preferred securities: Preferred securities are valued by calculating the appropriate spread over a comparable US Treasury security. Inputs include benchmark quotes and other relevant market data.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, we began recording certain preferred equity investments included in other long term investments at fair value which were previously accounted for as cost method investments. See discussion of Recent Accounting Pronouncements in Note S. Recent Accounting Pronouncements for further information on the impact of the adoption of ASU No. 2016-01.
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of December 31, 2018 was a range of 8.4% - 8.8% and a weighted-average of 8.6%. Based on the total fair value of our Level 3 other long-term investment as of December 31, 2018, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and twelve months ended December 31, 2018.

	December 31, 2018
	Other long-term	Corporate debt
	investments	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01 (1)	100	—	100
Transfers from Level 2	—	17	17
Paid-in-kind dividends (2)	7	—	7
Purchases	—	1	1
Net change in fair value included in earnings (3)	(6)	—	(6)
Net unrealized loss included in other comprehensive (loss) earnings	—	(1)	(1)
Fair value, December 31, 2018	$101	$17	$118
___________________________________________
(1) See Note S. Recent Accounting Pronouncements for further discussion.
(2) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(3) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the year ended December 31, 2018, transfers between

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations.
As of December 31, 2017 we held no material assets or liabilities measured at fair value using Level 3 inputs.
There were no transfers of assets or liabilities measured at fair value using Level 1 inputs to Level 2 in the years ended December 31, 2018 or 2017.
Substantially all of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income relate to fixed maturity securities which are considered Level 2 fair value measures.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature. The fair value of our notes payable is included in Note J Notes Payable.
Additional information regarding the fair value of our investment portfolio is included in Note D Investments.

Note D.     Investments
 The carrying amounts and fair values of our available for sale securities at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$225	$226	$1	$(2)	$225
States and political subdivisions	148	147	1	—	148
Corporate debt securities	1,503	1,510	6	(13)	1,503
Foreign government bonds	62	67	—	(5)	62
Mortgage-backed/asset-backed securities	60	59	1	—	60
Total	$1,998	$2,009	$9	$(20)	$1,998

	December 31, 2017
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$195	$196	$—	$(1)	$195
States and political subdivisions	391	387	4	—	391
Corporate debt securities	1,117	1,110	11	(4)	1,117
Foreign government bonds	57	58	1	(2)	57
Mortgage-backed/asset-backed securities	56	55	1	—	56
Preferred securities	319	307	12	—	319
Equity securities	681	517	172	(8)	681
Total	$2,816	$2,630	$201	$(15)	$2,816
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
In conjunction with our adoption of ASU No. 2016-01, beginning January 1, 2018, unrealized gains and losses on equity and preferred securities are included in Realized gains and losses, net on the Condensed Consolidated Statement of Earnings. Accordingly, they are excluded from the table as of December 31, 2018 above. Refer to Note S. Recent Accounting Pronouncements for further discussion of the effects of the adoption of ASU 2016-01.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The change in net unrealized gains and (losses) on fixed maturities for the years ended December 31, 2018, 2017, and 2016 was an increase (decrease) of $(21) million, (1) million, and $13 million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2018:

	December 31, 2018
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$347	17.3%	$344	17.2%
After one year through five years	1,336	66.6	1,326	66.3
After five years through ten years	226	11.2	227	11.4
After ten years	41	2.0	41	2.1
Mortgage-backed/asset-backed securities	59	2.9	60	3.0
	$2,009	100.0%	$1,998	100.0%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Fixed maturity securities valued at approximately $122 million and $128 million were on deposit with various governmental authorities at December 31, 2018 and 2017, respectively, as required by law.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 are as follows (in millions):

December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(8)	$301	$(5)	962	$(13)
U.S. government and agencies	71	(1)	117	(1)	188	(2)
Foreign government bonds	52	(3)	10	(2)	62	(5)
Total temporarily impaired securities	$784	$(12)	$428	$(8)	$1,212	$(20)

December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$464	$(3)	$51	$(1)	$515	$(4)
U.S. government and agencies	149	(1)	—	—	149	(1)
Foreign government bonds	—	—	10	(2)	10	(2)
Equity securities	121	(7)	5	(1)	126	(8)
Total temporarily impaired securities	$734	$(11)	$66	$(4)	$800	$(15)

The unrealized losses for the corporate debt securities and U.S. government bonds were primarily caused by fluctuations in interest rates. The unrealized losses for the foreign government bonds were primarily caused by foreign exchange fluctuations. We consider the unrealized losses related to these securities to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2018. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the years ended December 31, 2018, 2017 and 2016 we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $3 million, $1 million and $19 million, respectively. The impairment charges in 2018 and 2017 related to fixed maturity securities of investees entering Chapter 11 bankruptcy which have exhibited a decreasing fair market value and from which we are uncertain of our ability to recover our initial investment. The impairment charges in 2016 related to fixed maturity securities of $13 million, an investment in an unconsolidated affiliate of $3 million, and an other long term investment of $3 million. In each case, we determined the credit risk of the holdings was high and the ability to recover our investment was unlikely.
As of December 31, 2018 and 2017, we held no investment securities for which other-than-temporary impairments had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ended December 31, 2018, 2017, and 2016, respectively:

	Year ended December 31, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$6	$(4)	$2	$838
Preferred stock	1	—	1	60
Equity securities	5	(21)	(16)	298
Valuation loss on equity securities (1)			(71)	—
Valuation loss on preferred securities (1)			(24)	—
Property and equipment			5	21
Asset impairments			(7)	—
Pacific Union Sale			4	47
Other realized gains and losses, net			(3)	—
Total			$(109)	$1,264
(1) See discussion of adoption of ASU 2016-01 in Note S. Recent Accounting Pronouncements

	Year ended December 31, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$7	$(8)	$(1)	$968
Preferred stock available for sale	—	—	—	10
Other long-term investments			9	21
Loss on debt conversions			(6)	—
Property, plant and equipment			2	4
Other intangible assets			(1)	—
Other realized gains and losses, net			(1)	—
Total			$2	$1,003

	Year ended December 31, 2016
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$4	$(16)	$(12)	$624
Preferred stock available for sale	1	—	1	9
Equity securities available for sale	11	(1)	10	50
Investments in unconsolidated affiliates			(3)	—
Other intangible assets			(1)	—
Other assets			(3)	6
Total			$(8)	$689

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Tax-deferred property exchange income	$65	$31	$16
Fixed maturity securities available for sale	55	61	76
Equity securities and preferred stock available for sale	34	28	28
Cash and cash equivalents	12	3	—
Short-term investments	8	4	2
Other	3	4	4
Total	$177	$131	$126

Note E.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2018	2017
	(In millions)
Furniture, fixtures and equipment	$217	$224
Data processing equipment	157	156
Leasehold improvements	87	92
Buildings	84	111
Land	19	22
Other	3	—
Total property and equipment, gross	567	605
Accumulated depreciation and amortization	(403)	(412)
Total property and equipment, net	$164	$193

Depreciation expense on property and equipment was $46 million, $48 million, and $45 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Title	Corporate and Other	Total
	(In millions)
Balance, December 31, 2016	$2,345	$210	$2,555
Goodwill acquired during the year (1)	84	104	188
Adjustments to prior year acquisitions	3	—	3
Balance, December 31, 2017	$2,432	$314	$2,746
Goodwill acquired during the year	18	3	21
Adjustments to prior year acquisitions	12	2	14
Pacific Union Sale	—	(52)	(52)
Impairment	—	(3)	(3)
Balance, December 31, 2018	$2,462	$264	$2,726
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
We have various agreements with Black Knight to provide technology, data and analytics services, as well as corporate shared services and information technology. We are also a party to certain other agreements under which we incur other expenses or receive revenues from Black Knight. We expect to continue utilizing Black Knight to provide technology and data and analytics services for the foreseeable future. Subsequent to the BK Distribution, Black Knight is considered a related party to FNF. The cash inflows and outflows from and to Black Knight as well as revenues and expenses included in continuing operations subsequent to the BK Distribution which were previously eliminated in our consolidated financial statements as intra-entity transactions, are not considered material to our results of operations.
A summary of the operations of Black Knight included in discontinued operations is shown below:

	Year Ended December 31,
	2017	2016
Revenues:	(in millions)
Escrow, title-related and other fees	$745	$963
Realized gains and losses, net	(13)	—
Total revenues	732	963
Expenses:
Personnel costs	292	393
Other operating expenses	145	190
Depreciation and amortization	154	208
Interest expense	42	62
Total expenses	633	853
Earnings from discontinued operations before income taxes	99	110
Income tax expense	40	36
Net earnings from discontinued operations	59	74
Less: Net earnings attributable to non-controlling interests	36	47
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$23	$27

Cash flow from discontinued operations data:
Net cash provided by operations	$240	$326
Net cash used in investing activities	(46)	(230)

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
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2018, we own approximately 7.9% of Cannae's outstanding common equity. In addition, we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of December 31, 2018, there is no outstanding balance under the Cannae Revolver. On February 7, 2019, Cannae borrowed $100 million under the Cannae Revolver.
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
•a Tax Matters Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which governs the Company’s and Cannae’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters; and
•a Voting Agreement, dated as of November 17, 2017, by and between the Company and Cannae, pursuant to which the Company agrees to appear or cause all shares of Cannae common stock that the Company or its subsidiaries, as applicable, own after the Split-Off to be counted as present at any meeting of the stockholders of Cannae, for the purpose of establishing a quorum, and agrees to vote all of such shares of Cannae common stock (or cause them to be voted) in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than the Company and its subsidiaries).

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the operations of FNFV included in discontinued operations is shown below:

	Year Ended December 31,
	2017	2016
Revenues:	(in millions)
Escrow, title-related and other fees	$111	$168
Restaurant revenue	981	1,158
Interest and investment income	5	3
Realized gains and losses, net	277	6
Total revenues	1,374	1,335
Expenses:
Personnel costs	148	165
Other operating expenses	94	106
Cost of restaurant revenue	861	984
Depreciation and amortization	51	63
Interest expense	9	10
Total expenses	1,163	1,328
Earnings from discontinued operations before income taxes	211	7
Income tax expense (benefit)	103	(11)
Earnings from continuing operations before equity in (losses) earnings of unconsolidated affiliates	108	18
Equity in losses of unconsolidated affiliates	(12)	(22)
Net earnings (loss) from discontinued operations	96	(4)
Less: Net (losses) earnings attributable to non-controlling interests	(13)	—
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$109	$(4)

Cash flow from discontinued operations data:
Net cash (used in) provided by operations	$(134)	$81
Net cash (used in) provided by investing activities	(11)	67
Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Statement of Operations is shown below:

	Year Ended December 31,
	2017	2016
	(in millions)
Earnings from discontinued operations attributable to Black Knight	$59	$74
Earnings (loss) from discontinued operations attributable to FNFV	96	(4)
Total earnings from discontinued operations, net of tax	$155	$70

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2018	2017
	(In millions)
Customer relationships and contracts	$827	$860
Computer software	385	357
Trademarks and tradenames	64	81
Other	27	—
	1,303	1,298
Accumulated amortization	(790)	(680)
	$513	$618

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships and computer software, was $119 million, $130 million, and $110 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2018, is $125 million in 2019, $106 million in 2020, $78 million in 2021, $61 million in 2022 and $43 million in 2023.

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2018	2017
	(In millions)
Salaries and incentives	$295	$277
Accrued benefits	245	254
Deferred revenue	105	107
Contingent consideration - acquisitions	39	49
Trade accounts payable	35	39
Accrued rent	26	22
Accrued recording fees and transfer taxes	20	17
Accrued premium taxes	19	20
Other accrued liabilities	172	170
	$956	$955

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2018	2017
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 4.50%, due August 2028	$442	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	398	397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	—	65
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2018, due April 2022 with interest payable monthly at LIBOR + 1.40%	(4)	295
Other	—	2
	$836	$759

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2018, the estimated fair value of our unsecured notes payable was approximately $868 million, or $18 million higher than its carrying value, excluding $14 million of net unamortized debt issuance costs and premium/discount. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2018 and are considered Level 2 financial liabilities.
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
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1% plus one-month LIBOR) plus a margin of between 10 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 110 and 160 basis points depending on the senior unsecured long-term debt ratings of the Company. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa2/BBB, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, we pay a commitment fee of between 15 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of December 31, 2018, there is no balance outstanding, $4 million in unamortized debt issuance costs and $800 million of borrowing capacity under the Revolving Credit Facility.
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
On August 2, 2011, we completed an offering of $300 million in aggregate principal amount of 4.25% convertible senior notes due August 2018 (the "Notes") in an offering conducted in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes matured on August 15, 2018. During the year ended December 31, 2018, we settled all of our remaining obligations under the Notes for an aggregate of $211 million.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Gross principal maturities of notes payable at December 31, 2018 are as follows (in millions):
2019	$—
2020	—
2021	—
2022	400
2023	—
Thereafter	450
$850

Note K.	Income Taxes
Income tax expense on continuing operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Current	$64	$476	$333
Deferred	56	(241)	14
	$120	$235	$347

Total income tax expense was allocated as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net earnings from continuing operations	$120	$235	$347
Tax expense attributable to net earnings from discontinued operations	—	144	25
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	(3)	25	29
Unrealized gain (loss) on foreign currency translation and cash flow hedging	(2)	4	1
Minimum pension liability adjustment	—	3	3
Total income tax (benefit) expense allocated to other comprehensive earnings	(5)	32	33
Total income taxes	$115	$411	$405

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	1.8	2.8
Deductible dividends paid to FNF 401(k) plan	(0.1)	(0.2)	(0.1)
Tax exempt interest income	(0.1)	(0.4)	(0.5)
Stock compensation	(0.5)	(1.4)	(1.7)
Tax Credits	(0.2)	(0.1)	(0.1)
Consolidated Partnerships	(0.2)	—	0.2
Tax reform	(7.1)	(10.7)	—
Non-deductible expenses and other, net	0.2	3.2	0.8
Effective tax rate	16.1%	27.2%	36.4%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$64	$68
Net operating loss carryforwards	7	9
Insurance reserve discounting	—	26
Accrued liabilities	7	10
Allowance for uncollectible accounts receivable	4	4
Pension plan	2	2
Tax credits	41	40
State income taxes	3	4
Investment securities	3	—
Other	1	1
Total gross deferred tax asset	132	164
Less: valuation allowance	22	22
Total deferred tax asset	$110	$142
Deferred Tax Liabilities:
Title plant	$(55)	$(55)
Amortization of goodwill and intangible assets	(113)	(113)
Other investments	(6)	(5)
Other	(23)	(13)
Investment securities	—	(41)
Depreciation	(11)	(9)
Partnerships	(68)	(75)
Insurance reserve discounting	(61)	—
Total deferred tax liability	$(337)	$(311)
Net deferred tax liability	$(227)	$(169)

Our net deferred tax liability was $227 million and $169 million at December 31, 2018, and 2017, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability for insurance reserve discounting increased (prior year asset decreased) by $87 million largely due to a change in the treatment of the redomestication of certain of our insurance underwriters as prescribed by the IRS in 2018. The deferred tax liability relating to investment securities decreased by $44 million primarily due to unrealized losses recorded for investment securities.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), provided guidance for companies that had not completed their accounting for the income tax effects of the Tax Reform in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2018, we have completed our accounting for the tax effects of the enactment of the Tax Reform.
In the year ended December 31, 2018, we recorded additional benefits to tax expense of $45 million related to a change in tax treatment related to our redomestication of certain of our insurance underwriters. This adjustment has been included in the Tax Reform line of our reconciliation of the federal statutory rate to our effective tax rate.
At December 31, 2018, we have net operating losses ("NOL") on a pretax basis of $31 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from acquisitions made since 2012, including CINC and ServiceLink. Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2022 and we fully anticipate utilizing these losses prior to expiration with the exception of $3 million of gross net operating losses that are offset by a $1 million valuation allowance.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2018 and 2017, we had $41 million and $40 million of tax credits, respectively. The credits primarily consist of general business credits from historical acquisitions. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $21 million on the general business credits.

As of December 31, 2018 and 2017, we had approximately $9 million and $11 million (including interest of less than $1 million), respectively, of total unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. We record interest and penalties related to income taxes as a component of income tax expense. In 2018, we reversed $8 million of reserves related to a Florida audit that was closed with a favorable result and we increased our reserve by $6 million for potential state tax liabilities.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the Internal Revenue Service for the 2016 through 2019 tax years. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2012 through 2018 tax years remain subject to examination by state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Beginning balance	$1,490	$1,487	$1,583
Change in reinsurance recoverable	—	(4)	(8)
Claim loss provision related to:
Current year	221	219	236
Prior years	—	19	(79)
Total title claim loss provision	221	238	157
Claims paid, net of recoupments related to:
Current year	(10)	(8)	(10)
Prior years	(213)	(223)	(235)
Total title claims paid, net of recoupments	(223)	(231)	(245)
Ending balance of claim loss reserve for title insurance	$1,488	$1,490	$1,487
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.9%	3.3%

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
In the quarter ended December 31, 2017, we reduced the current quarter provision for claims losses to 4.5%. During the quarter ended December 31, 2016, we released excess title reserves of $97 million in addition to reducing the provision for claims losses for the quarter to 5.0%. In response to favorable development on recent year claims, the average provision rate has decreased in each of the years ended 2016, 2017, and 2018.
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $11 million and $2 million as of December 31, 2018 and 2017, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, originally filed on October 27, 2003 and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue which precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion finding that the Company failed to advise its agents on how to interpret the rate rule so that it would be uniformly applied, thereby having engaged in “deceptive conduct.” The Company plans to seek interlocutory review of the summary judgment order. The court approved the parties’ stipulation in which they agreed that before interlocutory review is appropriate, the court will first determine which party should bear the burden of ascertaining the class and calculating damages, and determine whether the damages should be trebled. Briefing on these issues is complete and oral argument was held on January 15, 2019. A decision is pending with the court. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, whether the judge will exercise discretion to award treble damages or award prejudgment interest, or what plaintiffs’ counsel will seek as reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accepted Accounting Principles and industry practice. These balances amounted to $13.5 billion at December 31, 2018. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2018 and 2017 related to these arrangements.
Operating Leases
We have operating leases for certain of our premises and equipment, primarily for office space in our direct operations.
Our operating leases range in term from one to ten years. Most of our leases include one or more options to renew, with varying renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion.

Future minimum operating lease payments are as follows (in millions):
2019	$145
2020	121
2021	93
2022	68
2023	41
Thereafter	28
Total future minimum operating lease payments	$496

Rent expense incurred under operating leases during the years ended December 31, 2018, 2017 and 2016 was $150 million, $144 million, and $128 million, respectively.
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
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2018, the combined statutory unearned premium reserve required and reported for our title insurers was $1,412 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2018, $1,518 million of our net assets are restricted from dividend payments without prior

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

approval from the Departments of Insurance. During 2019, our title insurers can pay or make distributions to us of approximately $512 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,383 million and $1,389 million as of December 31, 2018 and 2017, respectively. The combined statutory net earnings of our title insurance subsidiaries were $625 million, $434 million, and $541 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2018 and 2017 was lower by approximately $28 million than if we had reported such amounts in accordance with NAIC SAP.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2018.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2018.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
Equity
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2018, we repurchased a total of 660,000 FNF common shares for $21 million or an average of $32.33 per share. Subsequent to December 31, 2018 and through market close on February 14, 2019, we repurchased a total of 60,000 shares for $2 million, or an average of $31.83 per share under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 720,000 FNF common shares for $23 million, or an average of $32.29 per share.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2018, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $25 million, $23 million, and $20 million to the ESPPs in the years ended December 31, 2018, 2017, and 2016, respectively, in accordance with our matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2018, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), qualified voluntary contributory savings plan which is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match for the year ended December 31, 2018 was $30 million and $26 million for the years ended December 31, 2017 and 2016, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.

Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2018, there were 1,821,238 shares of restricted stock and 7,543,787 stock options outstanding under this plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
FNF stock option transactions under the Omnibus Plan for 2018, 2017, and 2016 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2015	9,300,509	$23.92	5,256,426
Granted	35,000	35.63
Exercised	(1,846,153)	10.12
Canceled	(7,673)	26.17
Balance, December 31, 2016	7,481,683	$27.38	5,821,592
Options issued as make-whole adjustment for BK Distribution	2,375,111	20.32
Exercised	(1,313,061)	18.38
Canceled	(14,306)	24.49
Balance, December 31, 2017	8,529,427	$20.38	7,648,837
Exercised	(985,640)	19.09
Balance, December 31, 2018	7,543,787	$20.55	7,530,137

FNF restricted stock transactions under the Omnibus Plan in 2018, 2017, and 2016 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,391,874	$30.85
Granted	803,292	34.54
Canceled	(3,266)	28.07
Vested	(720,227)	28.97
Balance, December 31, 2016	1,471,673	$33.79
Granted	828,818	37.12
Restricted stock issued as make-whole adjustment for BK Distribution	545,676	24.62
Canceled	(11,233)	24.52
Vested	(995,873)	23.98
Balance, December 31, 2017	1,839,061	$30.58
Granted	912,694	32.32
Canceled	(15,201)	29.49
Vested	(915,316)	28.80
Balance, December 31, 2018	1,821,238	$32.35

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2018:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $14.38	551,224	0.85	$14.38	$9	551,224	0.85	$14.38	$9
$14.39 - $17.76	3,462,968	1.89	17.76	47	3,462,968	1.89	17.76	47
$17.77 - $21.84	1,233,813	2.84	21.84	12	1,233,813	2.84	21.84	12
$21.85 - $25.34	9,099	4.98	25.34	—	4,549	4.98	25.34	—
$25.35 - $25.53	2,277,583	3.83	25.53	13	2,277,583	3.83	25.53	13
$25.54 - $26.99	9,100	4.55	26.99	—	—	0	—	—
	7,543,787			$81	7,530,137			$81

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2018, 2017 and 2016 was $29 million, $31 million, and $29 million, respectively. The total fair value of restricted stock awards which vested in the years ended December 31, 2018, 2017 and 2016 was $29 million, $38 million, and $25 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2018, 2017 and 2016 was $19 million, $25 million, and $46 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $31 million for the year ended December 31, 2018, $44 million for the year ended December 31, 2017, and $58 million for the year ended December 31, 2016, which are included in personnel costs in the reported financial results of each period.
At December 31, 2018, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $54 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.62 years.
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
The discount rate used to determine the benefit obligation as of the years ended December 31, 2018 and 2017 was 3.90% and 3.34%, respectively. As of the years ended December 31, 2018 and 2017 the projected benefit obligation was $150 million and $166 million, respectively, and the fair value of plan assets was $144 million and $162 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to these plans is not considered material for any period presented.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash paid during the year:
Interest	$34	$102	$125
Income taxes	204	528	367
Non-cash investing and financing activities:
Investing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(3)	$3	$7
Change in purchases of investments available for sale payable in period	(2)	(9)	19
Financing activities:
Liabilities assumed in connection with acquisitions (1):
Fair value of assets acquired	$50	$595	$625
Less: Total purchase price	33	481	557
Liabilities and noncontrolling interests assumed	$17	$114	$68
Change in treasury stock purchases payable in period	$1	$—	$8
Change in accrued dividends payable in period	2	(1)	1
_____________________________________
(1) See Note B Acquisitions for further discussion of assets and liabilities acquired in business combinations.

Note Q.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
Title
 In the normal course of business we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.
We generate a significant amount of title insurance premiums in Texas, California, Florida and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2018	2017	2016
Texas	14.4%	14.2%	14.2%
California	13.9%	14.5%	14.6%
Florida	8.8%	8.0%	7.7%
New York	6.3%	6.3%	7.1%

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
As of and for the year ended December 31, 2018:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,911	$—	$4,911
Other revenues	2,189	426	2,615
Revenues from external customers	7,100	426	7,526
Interest and investment income, including realized gains and losses	60	8	68
Total revenues	7,160	434	7,594
Depreciation and amortization	154	28	182
Interest expense	—	43	43
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	875	(125)	750
Income tax expense (benefit)	163	(43)	120
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	712	(82)	630
Equity in earnings of unconsolidated affiliates	4	1	5
Earnings (loss) from continuing operations	$716	$(81)	$635
Assets	$8,391	$910	$9,301
Goodwill	2,462	264	2,726

As of and for the year ended December 31, 2017:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,893	$—	$4,893
Other revenues	2,181	456	2,637
Revenues from external customers	7,074	456	7,530
Interest and investment income (loss), including realized gains and losses	137	(4)	133
Total revenues	7,211	452	7,663
Depreciation and amortization	159	24	183
Interest expense	—	48	48
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	955	(91)	864
Income tax expense (benefit)	274	(39)	235
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	681	(52)	629
Equity in earnings of unconsolidated affiliates	10	—	10
Earnings (loss) from continuing operations	$691	$(52)	$639
Assets	$8,405	$746	$9,151
Goodwill	2,432	314	2,746

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2016:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,723	$—	$4,723
Other revenues	2,128	288	2,416
Revenues from external customers	6,851	288	7,139
Interest and investment income (loss), including realized gains and losses	127	(9)	118
Total revenues	6,978	279	7,257
Depreciation and amortization	148	12	160
Interest expense	—	64	64
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	1,025	(70)	955
Income tax expense (benefit)	386	(39)	347
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	639	(31)	608
Equity in earnings of unconsolidated affiliates	13	1	14
Earnings (loss) from continuing operations	$652	$(30)	$622
Assets	$8,756	$5,765	$14,521
Goodwill	2,345	210	2,555

The activities in our segments include the following:

•
Title. This segment consists of the operations of our title insurance underwriters and related businesses which provide title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.

•
Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries, other smaller, non-title businesses and certain unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment. This segment also includes the results of operations of Pacific Union through the date of the Pacific Union Sale and the assets of discontinued operations, Black Knight and FNFV, as of December 31, 2016. Refer to Note G. Discontinued Operations for further information.

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

We adopted these revenue standards on January 1, 2018 using the modified retrospective approach. As there was no material impact to our historical revenue recognition, we did not record a cumulative-effect adjustment to the opening balance of retained earnings in the current year. See Note T. Revenue Recognition for further discussion of our revenue.

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
We adopted this new guidance on January 1, 2018, which resulted in the reclassification of our unrealized gains and losses on our equity and preferred securities available for sale previously included in accumulated other comprehensive income to beginning retained earnings. Changes in the fair value of our investments in equity and preferred securities subsequent to January 1, 2018 are now included in Realized gains and losses, net in our Consolidated Statements of Earnings. See Note D. Investments for further details. We reclassified a total of $109 million from Accumulated other comprehensive income to beginning Retained earnings as of January 1, 2018. The total cumulative effect on opening equity, including an increase in Retained earnings of $19 million attributable to an increase in value of certain Other long term investments resulting from recording at fair value, was an increase in Retained earnings of $128 million and decrease in Accumulated other comprehensive income of $109 million.
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
We adopted this ASU on January 1, 2018 and have retrospectively restated our Consolidated Statements of Cash Flows included herein. The adoption of this ASU resulted in the following retrospective changes to our Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, respectively: an increase (decrease) in the net change in cash and cash equivalents of $144 million and $223 million, respectively, due to the inclusion of the change in our cash pledged against secured trust deposits; an increase (decrease) in cash provided by (used in) investing activities of $174 million and $63 million, respectively, related to the movement of cash paid/received for investments pledged against secured trust deposits from operating to investing activities; and an (increase) decrease in cash used in financing activities of $(30) million and $160 million, respectively, related to the movement of the change in secured trust deposits from operating to financing activities.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We identified a vendor with software suited to track and account for leases under the new standard and have transitioned our lease accounting within the software. We anticipate this standard will have a material impact on our consolidated balance sheets and result in recording a right-of-use asset of approximately $416 million to $451 million and a lease liability of approximately $431 million to $466 million. While we are still completing our analysis, we do not anticipate that adoption of this ASU will have a material impact on our consolidated statements of earnings. Our primary right-of-use assets and lease liabilities recorded upon adoption primarily relate to our leased office space. We plan to prospectively adopt this standard in the first quarter of 2019 and to use the package of practical expedients available upon adoption.
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
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures and do not plan to early adopt.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note T — Revenue Recognition
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
Disaggregation of Revenue
Our revenue consists of:

			Year ended December 31,
			2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,221
Agency title insurance premiums	Agency title insurance premiums	Title	2,690
Home warranty	Escrow, title-related and other fees	Title	182
Total revenue from insurance contracts			5,093
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	826
Other title-related fees and income	Escrow, title-related and other fees	Title	585
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	379
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	316
Real estate technology	Escrow, title-related and other fees	Corporate and other	101
Other	Escrow, title-related and other fees	Corporate and other	9
Total revenue from contracts with customers			2,216
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	217
Interest and investment income	Interest and investment income	Various	177
Realized gains and losses, net	Realized gains and losses, net	Various	(109)
Total revenues	Total revenues		7,594

Our Direct title insurance premiums are recognized as revenue at a point-in-time upon of closing of the underlying real estate transaction as the earnings process is then considered complete. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each state's respective Department of Insurance. Cash associated with such revenue is typically collected at closing of the underlying real estate transaction.
Premium revenues from agency title operations are recognized when the underlying title order and real estate transaction closing, if applicable, are complete and reported to us.
Revenues from our home warranty business are generated from insurance contracts with customers to provide warranty for major home appliances. Substantially all of our home warranty contracts are one year in length and revenue is recognized ratably over the term of the contract.
Escrow fees and Other title-related fees and income in our Title segment are closely related to Direct title insurance premiums and are primarily associated with managing the closing of real estate transactions including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and home inspection services, and other real estate or title-related activities. Revenue is primarily recognized at a point-in-time upon closing of the underlying real estate transaction or completion and billing of services. Cash associated with such revenue is typically collected at closing.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenues from ServiceLink, excluding its title premiums, escrow fees, and loan subservicing fees, primarily include revenues from real estate appraisal services and foreclosure processing and facilitation services. Revenues from real estate appraisal services are recognized at a point-in-time when all appraisal work is complete, a final report is issued to the client and the client is billed. Revenues from foreclosure processing and facilitation services are primarily recognized upon completion of the services and when billing to the client is complete.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2018	December 31, 2017
	(In millions)
Trade receivables	$284	$292
Deferred revenue (contract liabilities)	105	107

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the year ended December 31, 2018, we recognized $97 million of revenue which was included in deferred revenue at the beginning of the period.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	100
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description
2.1
Securities Exchange and Distribution Agreement between Old FNF and the Registrant, dated as of June 25, 2006, as amended and restated as of September 18, 2006 (incorporated by reference to Annex A to the Registrant’s Schedule 14C filed on September 19, 2006

2.2
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.3
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.4
Reorganization Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)

2.5
Agreement and Plan of Merger, dated as of March 18, 2018, by and among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp., and S Holdco LLC. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2018)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2018)
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

4.8	Form of 4.50% Senior Note of the Registrant due 2028 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018).
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

10.2	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
10.3	Amended and Restated Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (1)
10.4	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)

Exhibit Number	Description
10.5
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.6
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.7
Form of Notice of Stock Option Award and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2013 Awards (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)(1)

10.8
Form of Notice of Stock Option Grant and Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.9
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.10
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.11
Amendment effective as of July 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)(1)

10.12
Amendment effective as of January 1, 2012 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)(1)

10.13
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.14
 Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett, effective July 2, 2008 (incorporated by reference to Exhibit 10.17 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2017) (1)

10.15
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.16
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (1) (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.18
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.19
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.21	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.22	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)

Exhibit Number	Description
10.23	ServiceLink Holdings, LLC Incentive Plan (incorporated by reference to Exhibit 10.6 to the to the Registrant’s Current Report on Form 8-K filed on January 15, 2014) (1)
10.24
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.26
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Brent B. Bickett (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.27
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.28
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Employment Agreement between the Registrant and Michael Nolan effective March 2, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.31
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.32
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.33
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.34
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement (Time-Based) under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for March 2016 Awards (incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016) (1)

10.35
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for December 2016 Awards (incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016)(1)

10.36
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2017 Awards (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017) (1)

10.37
Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)

10.38	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2018 Awards (1)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following materials from Fidelity National Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 19, 2019

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer and Director	February 19, 2019
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 19, 2019
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 19, 2019
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 19, 2019
Douglas K. Ammerman

/s/ Thomas M. Hagerty	Director	February 19, 2019
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 19, 2019
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	February 19, 2019
Richard N. Massey

/s/ Heather H. Murren	Director	February 19, 2019
Heather H. Murren

/s/ John D. Rood	Director	February 19, 2019
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 19, 2019
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 19, 2019
Cary H. Thompson

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except share data)
ASSETS
Cash	$349	$230
Short term investments	202	85
Equity securities, at fair value	1	1
Investment in unconsolidated affiliates	12	13
Notes receivable	543	576
Investments in and amounts due from subsidiaries	4,629	4,672
Property and equipment, net	5	4
Prepaid expenses and other assets	11	1
Income taxes receivable	4	—
Total assets	$5,756	$5,582
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$63	$72
Income taxes payable	—	137
Deferred tax liability	227	169
Notes payable	836	757
Total liabilities	1,126	1,135
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of December 31, 2018 and 2017; outstanding of 275,373,834 and 274,431,737 as of December 31, 2018 and 2017, respectively; and issued of 289,601,523 and 287,718,304 as of December 31, 2018 and 2017, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	4,500	4,587
Retained earnings	641	217
Accumulated other comprehensive loss	(13)	111
Less: Treasury stock, 14,227,689 shares and 13,286,567 shares as of December 31, 2018 and 2017, respectively, at cost	(498)	(468)
Total equity of Fidelity National Financial, Inc. common shareholders	4,630	4,447
Total liabilities and equity	$5,756	$5,582

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Revenues:
Other fees and revenue	$—	$1	$4
Interest and investment income and realized gains	40	24	24
Realized gains and losses, net	4	—	—
Total revenues	44	25	28
Expenses:
Personnel expenses	35	32	26
Other operating expenses	20	8	6
Interest expense	43	48	64
Total expenses	98	88	96
Losses before income tax benefit and equity in earnings of subsidiaries	(54)	(63)	(68)
Income tax benefit	(9)	(17)	(24)
Losses before equity in earnings of subsidiaries	(45)	(46)	(44)
Equity in earnings of subsidiaries	673	685	671
Earnings from continuing operations	628	639	627
Equity in earnings of discontinued operations	—	132	23
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$628	$771	$650

Retained earnings, beginning of year	$217	$1,784	$1,374
Dividends declared	(330)	(279)	(240)
Distribution of Black Knight to FNF common shareholders	—	(823)	—
Redemption of FNFV tracking stock and distribution of Cannae Holdings, Inc. common stock to holders of FNFV tracking stock	—	(1,236)	—
Cumulative effect of adoption of accounting standards	128	—	—
Other equity activity	(2)	—	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	628	771	650
Retained earnings, end of year	$641	$217	$1,784

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$628	$771	$650
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2)	—	(2)
Gain on Pacific Union Sale	(4)	—	—
Impairment of assets	—	—	3
Equity in earnings of subsidiaries	(673)	(817)	(694)
Depreciation and amortization	—	—	1
Stock-based compensation	31	34	36
Net change in income taxes	(81)	(130)	29
Net decrease (increase) in prepaid expenses and other assets	(10)	18	26
Net increase (decrease) in accounts payable and other accrued liabilities	2	17	(13)
Net cash (used in) provided by operating activities	(109)	(107)	36
Cash Flows From Investing Activities:
Purchases of investments available for sale	—	(1)	—
Net (purchases of) proceeds from short-term investment activities	(117)	(84)	162
Cash proceeds from the Pacific Union Sale	33	—	—
Additions to notes receivable	—	(13)	(24)
Collection of notes receivable	33	49	22
Distributions from unconsolidated affiliates	2	1	2
Additional investments in unconsolidated affiliates	—	(2)	(8)
Net cash (used in) provided by investing activities	(49)	(50)	154
Cash Flows From Financing Activities:
Borrowings	442	296	—
Debt service payments	(368)	(530)	(2)
Equity portion of debt conversions paid in cash	(142)	(317)	(2)
Dividends paid	(328)	(278)	(240)
Purchases of treasury stock	(20)	(23)	(268)
Exercise of stock options	19	31	19
Payment for shares withheld for taxes and in treasury	(9)	(18)	(9)
Cash transferred in the Black Knight spin-off	—	(87)	—
Cash transferred in the FNFV split-off	—	(22)	—
Other financing activity	(2)	(1)	—
Net dividends from subsidiaries	685	1,090	265
Net cash provided by (used in) financing activities	277	141	(237)
Net change in cash and cash equivalents	119	(16)	(47)
Cash at beginning of year	230	246	293
Cash at end of year	$349	$230	$246
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

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2018	2017
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 4.50%, due August 2028	$442	$—
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	398	397
Unsecured convertible notes, net of discount, interest payable semi-annually at 4.25%, due August 2018	—	65
Revolving Credit Facility, unsecured, unused portion of $800 at December 31, 2018, due April 2022 with interest payable monthly at LIBOR + 1.40%	(4)	295
	$836	$757

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash paid during the year:
Interest paid	$34	$54	$63
Income tax payments	204	528	367

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.4 billion, $0.8 billion, and $0.4 billion during the years ended December 31, 2018, 2017, and 2016, respectively.