Form 10-Q
period 2019-03-31
Fidelity National Financial, Inc.
filed 2019-04-26
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 15, 2019 were:
FNF Common Stock    274,856,177

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2019 and December 31, 2018 includes pledged fixed maturity securities of $423 and $418, respectively, related to secured trust deposits	$2,089	$1,998
Preferred securities, at fair value	288	301
Equity securities, at fair value	635	498
Investments in unconsolidated affiliates	128	137
Other long-term investments	140	135
Short-term investments, at March 31, 2019 and December 31, 2018 includes short-term investments of $2 and $8, respectively, related to secured trust deposits	213	480
Total investments	3,493	3,549
Cash and cash equivalents, at March 31, 2019 and December 31, 2018 includes $300 and $412, respectively, of pledged cash related to secured trust deposits	1,123	1,257
Trade and notes receivables, net of allowance of $19 at March 31, 2019 and December 31, 2018	296	306
Note receivable from Cannae Holdings, Inc., see Note A	100	—
Goodwill	2,727	2,726
Prepaid expenses and other assets	446	377
Lease assets, see Note K	399	—
Other intangible assets, net	494	513
Title plants	405	405
Property and equipment, net	164	164
Income taxes receivable	—	4
Total assets	$9,647	$9,301
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$799	$956
Notes payable	837	836
Reserve for title claim losses	1,483	1,488
Secured trust deposits	709	822
Lease liabilities, see Note K	419	—
Income taxes payable	55	—
Deferred tax liability	236	227
Total liabilities	4,538	4,329
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of March 31, 2019 and December 31, 2018; outstanding of 274,908,676 and 275,373,834 as of March 31, 2019 and December 31, 2018, respectively, and issued of 289,647,896 and 289,601,523 as of March 31, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,510	4,500
Retained earnings	762	641
Accumulated other comprehensive earnings (loss)	14	(13)
Less: Treasury stock, 14,739,220 shares and 14,227,689 shares as of March 31, 2019 and December 31, 2018, respectively, at cost	(516)	(498)
Total Fidelity National Financial, Inc. shareholders’ equity	4,770	4,630
Non-controlling interests	(5)	(2)
Total equity	4,765	4,628
Total liabilities, redeemable non-controlling interest and equity	$9,647	$9,301
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Revenues:
Direct title insurance premiums	$440	$472
Agency title insurance premiums	552	564
Escrow, title-related and other fees	534	618
Interest and investment income	54	38
Realized gains and losses, net	142	1
Total revenues	1,722	1,693
Expenses:
Personnel costs	592	607
Agent commissions	421	431
Other operating expenses	344	423
Depreciation and amortization	44	47
Provision for title claim losses	45	47
Interest expense	12	11
Total expenses	1,458	1,566
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	264	127
Income tax expense	65	31
Earnings before equity in earnings of unconsolidated affiliates	199	96
Equity in earnings of unconsolidated affiliates	7	2
Net earnings	206	98
Less: Net earnings attributable to non-controlling interests	—	1
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$206	$97
Earnings per share
Net earnings per share attributable to FNF common shareholders, basic	$0.75	$0.36
Net earnings per share attributable to FNF common shareholders, diluted	$0.74	$0.35

Weighted average shares outstanding FNF common stock, basic basis	273	273
Weighted average shares outstanding FNF common stock, diluted basis	277	280
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2019	2018
	(Unaudited)
Net earnings	$206	$98
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	23	(9)
Unrealized gain on investments in unconsolidated affiliates (2)	6	3
Unrealized gain (loss) on foreign currency translation (3)	2	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(4)	(2)
Other comprehensive earnings (loss)	27	(9)
Comprehensive earnings	233	89
Less: Comprehensive earnings attributable to non-controlling interests	—	1
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$233	$88
_______________________________________

(1)	Net of income tax expense (benefit) of $7 million and $(3) million for the three-month periods ended March 31, 2019 and 2018, respectively.

(2)	Net of income tax expense of $2 million and $1 million for the three-month periods ended March 31, 2019 and 2018, respectively.

(3)	Net of income tax expense (benefit) of $1 million and less than $(1) million for the three-month periods ended March 31, 2019 and 2018, respectively.

(4)	Net of income tax expense of $1 million and less than $1 million for the three-month periods ended March 31, 2019 and 2018.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2017	288	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Exercise of stock options	—	—	3	—	—	—	—	—	3	—
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	128	(109)	—	—	—	19	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(9)	—	—	—	(9)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(2)	—	—	—	(2)	—
Equity portion of debt conversions settled in cash	—	—	(24)	—	—	—	—	—	(24)	—
Stock-based compensation	—	—	7	—	—	—	—	—	7	—
Dividends declared, $0.30 per common share	—	—	—	(82)	—	—	—	—	(82)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	2	2	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	97	—	—	—	1	98	—
Balance, March 31, 2018	288	$—	$4,573	$360	$(7)	13	$(468)	$21	$4,479	$344

Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	—	—	1	—	—	—	—	—	1	—
Treasury stock repurchased	—	—	—	—	—	1	(18)	—	(18)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	23	—	—	—	23	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6	—	—	—	6	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	2	—	—	—	2	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.31 per common share	—	—	—	(85)	—	—	—	—	(85)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net earnings	—	—	—	206	—	—	—	—	206	—
Balance, March 31, 2019	290	$—	$4,510	$762	$14	15	$(516)	$(5)	$4,765	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings	$206	$98
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44	47
Equity in earnings of unconsolidated affiliates	(7)	(2)
Gain on sales of investments and other assets, net	—	(8)
Non-cash lease costs	37	—
Operating lease payments	(37)	—
Distributions from unconsolidated affiliates, return on investment	3	1
Stock-based compensation cost	9	7
Change in valuation of equity and preferred securities, net	(142)	7
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	12	6
Net increase in prepaid expenses and other assets	(76)	(14)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(106)	(150)
Net decrease in reserve for title claim losses	(5)	(5)
Net change in income taxes	58	31
Net cash (used in) provided by operating activities	(4)	18
Cash flows from investing activities:
Proceeds from sales of investment securities	194	189
Proceeds from calls and maturities of investment securities	62	120
Proceeds from sales of property and equipment	—	21
Funding of Cannae Holdings Inc. note receivable	(100)	—
Additions to property and equipment and capitalized software	(22)	(20)
Purchases of investment securities	(322)	(283)
Net proceeds from sales and maturities of (purchases of) short-term investment securities	268	(51)
Additional investments in unconsolidated affiliates	(1)	(21)
Distributions from unconsolidated affiliates, return of investment	17	19
Net other investing activities	(2)	(1)
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	(5)
Net cash provided by (used in) investing activities	94	(32)
Cash flows from financing activities:
Debt service payments	—	(15)
Equity portion of debt conversions paid in cash	—	(31)
Dividends paid	(85)	(82)
Subsidiary dividends paid to non-controlling interest shareholders	(3)	(2)
Exercise of stock options	1	3
Net change in secured trust deposits	(113)	(5)
Payment of contingent consideration for prior period acquisitions	(6)	(4)
Purchases of treasury stock	(18)	—
Net cash used in financing activities	(224)	(136)
Net decrease in cash and cash equivalents	(134)	(150)
Cash and cash equivalents at beginning of period	1,257	1,110
Cash and cash equivalents at end of period	$1,123	$960
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2018.
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
Recent Developments
Pending Acquisition of Stewart
On March 18, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). The material terms of the Merger Agreement and progress on the Stewart Merger through February 2019 are set forth in our Annual Report.
We continue to respond to the Federal Trade Commission's ("FTC") request for additional information and documentary material (referred to as a 'Second Request'). We have also filed a new Form A application with the New York State Department of Financial Services, which disapproved a prior application, to acquire control of Stewart Title Insurance Company. We will continue to respond to the FTC's Second Request and maintain discussions with all other relevant regulatory bodies to seek approval of the Stewart Merger.
The closing of the Stewart Merger is subject to certain closing conditions, including federal and state regulatory approvals and the satisfaction of other customary closing conditions.
Note Receivable from Cannae
In November 2017, in conjunction with the split-off of our former portfolio company investments into a separate company, Cannae Holdings, Inc. ("Cannae"), we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million. Cannae is considered a related party to FNF.
The Cannae Revolver accrues interest quarterly at LIBOR plus 450 basis points and matures on the five-year anniversary from the date of issuance. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
On February 7, 2019, Cannae borrowed $100 million from FNF under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred. As of March 31, 2019, there are no indications that a future loss is probable.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three-month periods ended March 31, 2019 or March 31, 2018.
Recent Accounting Pronouncements
Adopted Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard using a modified retrospective approach with a cumulative-effect adjustment to opening equity at the adoption date and include required disclosures for prior periods.
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach and recorded lease right-of-use assets ("Lease assets") of $421 million and liabilities for future discounted lease payment obligations ("Lease liabilities") of $437 million at the date of adoption. The adoption also resulted in a decrease of $9 million and $25 million to our Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively. We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.
See Note K. Leases for further discussion of our leasing arrangements and related accounting.
Pronouncements Not Yet Adopted
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Three months ended March 31,
	2019	2018
	(Dollars in millions)
Beginning balance	$1,488	$1,490
Change in reinsurance recoverable	(1)	—
Claim loss provision related to:
Current year	45	47
Prior years	—	—
Total title claim loss provision	45	47
Claims paid, net of recoupments related to:
Current year	(1)	(1)
Prior years	(48)	(50)
Total title claims paid, net of recoupments	(49)	(51)
Ending balance of claim loss reserve for title insurance	$1,483	$1,486
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$269	$—	$269
State and political subdivisions	—	98	—	98
Corporate debt securities	—	1,571	18	1,589
Mortgage-backed/asset-backed securities	—	75	—	75
Foreign government bonds	—	58	—	58
Preferred securities	18	270	—	288
Equity securities	635	—	—	635
Other long-term investment	—	—	107	107
Total assets	$653	$2,341	$125	$3,119

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Mortgage-backed/asset-backed securities	—	60	—	60
Foreign government bonds	—	62	—	62
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total assets	$514	$2,266	$118	$2,898
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
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of March 31, 2019 was a range of 7.8% - 8.2% and a weighted-average of 8.0%. Based on the total fair value of our Level 3 other long-term investment as of March 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
Our Level 3 fair value measures for our corporate debt securities relate to multiple investments which are considered immaterial individually and in the aggregate.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Other long-term	Corporate debt		Other long-term	Corporate debt
	investments	securities	Total	investments	securities	Total
	(In millions)			(In millions)
Fair value, beginning balance	$101	$17	$118	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	—	—	—	100	—	100
Transfers from Level 2	—	—	—	—	13	13
Transfers to Level 2	—	(4)	(4)	—	—	—
Paid-in-kind dividends (1)	1	1	2	1	—	1
Purchases	—	5	5	—	—	—
Sales and maturities	—	(1)	(1)	—	—	—
Net valuation gain included in earnings (2)	5	—	5	—	—	—
Fair value, ending balance	$107	$18	$125	$101	$13	$114
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three months ended March 31, 2019, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. Transfers between Level 2 and Level 3 in the three months ended March 31, 2019 are not material.
Substantially all of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Condensed Consolidated Statements of Comprehensive Income relate to fixed maturity securities which are considered Level 2 fair value measures.
The carrying amounts of short-term investments, accounts receivable and notes receivable approximate fair value due to their short-term nature and/or short time period since consummation. Additional information regarding the fair value of our investment portfolio is included in Note D. Investments.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$269	$268	$2	$(1)	$269
State and political subdivisions	98	96	2	—	98
Corporate debt securities	1,589	1,569	25	(5)	1,589
Mortgage-backed/asset-backed securities	75	74	1	—	75
Foreign government bonds	58	61	—	(3)	58
Total	$2,089	$2,068	$30	$(9)	$2,089

	December 31, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$225	$226	$1	$(2)	$225
State and political subdivisions	148	147	1	—	148
Corporate debt securities	1,503	1,510	6	(13)	1,503
Mortgage-backed/asset-backed securities	60	59	1	—	60
Foreign government bonds	62	67	—	(5)	62
Total	$1,998	$2,009	$9	$(20)	$1,998
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2019:

	March 31, 2019
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$301	15%	$300	14%
After one year through five years	1,306	62	1,314	63
After five years through ten years	261	13	271	13
After ten years	126	6	129	6
Mortgage-backed/asset-backed securities	74	4	75	4
Total	$2,068	100%	$2,089	100%
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018, were as follows (in millions):

March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$—	$—	$126	$(1)	$126	$(1)
Corporate debt securities	170	(3)	371	(2)	541	(5)
Foreign government bonds	48	(2)	10	(1)	58	(3)
Total temporarily impaired securities	$218	$(5)	$507	$(4)	$725	$(9)

December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$71	$(1)	$117	$(1)	$188	$(2)
Corporate debt securities	661	(8)	301	(5)	962	(13)
Foreign government bonds	52	(3)	10	(2)	62	(5)
Total temporarily impaired securities	$784	$(12)	$428	$(8)	$1,212	$(20)
We recorded no impairment charges relating to investments during the three-month periods ended March 31, 2019 or 2018.
As of March 31, 2019 and December 31, 2018, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ended March 31, 2019 and 2018, respectively:

	Three months ended March 31, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Sales and maturities of fixed maturity securities available for sale	$1	$(1)	$—	$235
Sales and maturities of preferred securities	—	—	—	24
Sales of equity securities	4	—	4	41
Valuation of equity securities			126	—
Valuation of preferred securities			11	—
Valuation of other long term investments			5	—
Impairment of lease assets			(4)	—
Total			$142	$300

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended March 31, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Sales and maturities of fixed maturity securities available for sale	$3	$—	$3	$298
Valuation of equity securities			(4)	—
Valuation of preferred securities			(3)	—
Property and equipment			5	21
Total			$1	$319

Investment with Related Party
Included in equity securities as of March 31, 2019 and December 31, 2018 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment is $138 million and $98 million as of March 31, 2019 and December 31, 2018, respectively.

Note E —Notes Payable
Notes payable consists of the following:

	March 31, 2019	December 31, 2018
	(In millions)
Unsecured notes, net of discount, interest payable semi-annually at 4.50%, due August 2028	$443	$442
Unsecured notes, net of discount, interest payable semi-annually at 5.50%, due September 2022	398	398
Revolving Credit Facility, unsecured, unused portion of $800	(4)	(4)
	$837	$836
At March 31, 2019, the estimated fair value of our unsecured notes payable was approximately $879 million, which was $29 million higher than its carrying value, excluding $13 million of net unamortized debt issuance costs and discount. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2019 and are considered Level 2 financial liabilities.
On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of 4.50% notes due August 2028 (the "4.50% Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4.50% Notes were priced at 99.252% of par to yield 4.594% annual interest. We pay interest on the 4.50% Notes semi-annually on the 15th of February and August, beginning February 15, 2019. The 4.50% Notes contain customary covenants and events of default for investment grade public debt, which primarily relate to failure to make principal or interest payments.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2018. As of March 31, 2019, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2018.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Gross principal maturities of notes payable at March 31, 2019 are as follows (in millions):
2019 (remaining)	$—
2020	—
2021	—
2022	400
2023	—
Thereafter	450
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $10 million and $11 million as of March 31, 2019 and December 31, 2018, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, originally filed on October 27, 2003 and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue which precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion finding that the Company failed to advise its agents on how to interpret the rate rule so that it would be uniformly applied, thereby having engaged in “deceptive conduct.” The Company plans to seek an interlocutory appeal of the summary judgment order. The court approved the parties’ stipulation in which they agreed that before interlocutory review is appropriate, the court will first determine which party should bear the burden of ascertaining the class and calculating damages, and determine whether the damages should be trebled. Following briefing and oral argument on these issues, the court held that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial. The court also held that plaintiffs should bear the responsibility of identifying class members and calculating damages. The interlocutory appeal of the summary judgment order will now proceed. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, whether the judge will exercise discretion to award treble damages or award prejudgment interest, or what plaintiffs’ counsel will seek as reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Note G — Dividends
On April 24, 2019, our Board of Directors declared cash dividends of [$0.31] per share, payable on June 28, 2019, to FNF common shareholders of record as of June 14, 2019.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$992	$—	$992
Other revenues	481	53	534
Revenues from external customers	1,473	53	1,526
Interest and investment income, including realized gains and losses	190	6	196
Total revenues	1,663	59	1,722
Depreciation and amortization	39	5	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	292	(28)	264
Income tax expense (benefit)	71	(6)	65
Earnings (loss) before equity in earnings of unconsolidated affiliates	221	(22)	199
Equity in earnings of unconsolidated affiliates	7	—	7
Net earnings (loss)	$228	$(22)	$206
Assets	$8,567	$1,080	$9,647
Goodwill	2,463	264	2,727
As of and for the three months ended March 31, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,036	$—	$1,036
Other revenues	516	102	618
Revenues from external customers	1,552	102	1,654
Interest and investment income, including realized gains and losses	38	1	39
Total revenues	1,590	103	1,693
Depreciation and amortization	40	7	47
Interest expense	—	11	11
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	163	(36)	127
Income tax expense (benefit)	40	(9)	31
Earnings (loss) before equity in earnings of unconsolidated affiliates	123	(27)	96
Equity in earnings of unconsolidated affiliates	1	1	2
Net earnings (loss)	$124	$(26)	$98
Assets	$8,276	$742	$9,018
Goodwill	2,434	313	2,747
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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment includes the results of operations of Pacific Union International, Inc. ("Pacific Union") through September 24, 2018, the date we closed on the sale of all of our equity interest in, and notes outstanding from, Pacific Union. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Three months ended March 31,
	2019	2018
Cash paid for:
Interest	$22	$15
Income taxes	6	2
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(44)	$11
Change in purchases of investments available for sale payable in period	20	(4)
Lease liabilities recognized in exchange for lease right-of-use assets	6	—
Remeasurement of lease liabilities	9	—

Note J — Revenue Recognition
On January 1, 2018, we adopted Accounting Standard Codification ("ASC") Topic 606 by applying the modified retrospective method. The adoption of ASC Topic 606 did not have an impact on the recognition of our primary sources of revenue, direct and agency title premiums, as those revenue streams are subject to the accounting and reporting requirements under ASC Topic 944. Timing of recognition of substantially all of our remaining revenue was also not impacted and we therefore did not record any cumulative effect adjustment to opening equity.
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2019	2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$440	$472
Agency title insurance premiums	Agency title insurance premiums	Title	552	564
Home warranty	Escrow, title-related and other fees	Title	41	45
Total revenue from insurance contracts			1,033	1,081
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	165	183
Other title-related fees and income	Escrow, title-related and other fees	Title	136	140
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	83	94
Real estate technology	Escrow, title-related and other fees	Corporate and other	25	25
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	7	76
Other	Escrow, title-related and other fees	Corporate and other	21	2
Total revenue from contracts with customers			437	520
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	56	53
Interest and investment income	Interest and investment income	Various	54	38
Realized gains and losses, net	Realized gains and losses, net	Various	142	1
Total revenues	Total revenues		$1,722	$1,693

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2019	December 31, 2018
	(In millions)
Trade receivables	$273	$284
Deferred revenue (contract liabilities)	106	105
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019, we recognized $46 million of revenue which was included in deferred revenue at the beginning of the period.

Note K.      Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840. See Note A Basis of Financial Statements for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2019.
Our operating leases range in term from one to ten years. As of March 31, 2019, the weighted-average remaining lease term of our operating leases was 4.1 years.
Our lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of right-of-use assets and lease liabilities as they are not considered reasonably assured of exercise.
Our operating lease liability is determined by discounting future lease payments using a discount rate based on the Company's incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of March 31, 2019 the weighted-average discount rate used to determine our operating lease liability was 4.36%.
We do not separate lease components from nonlease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Condensed Consolidated Statements of Income and were $37 million for the three months ended March 31, 2019. We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2019 are as follows (in millions):

2019 (remaining)	$109
2020	122
2021	94
2022	67
2023	41
Thereafter	26
Total operating lease payments, undiscounted	$459
Less: interest	40
Lease liability, at present value	$419
Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$145
2020	121
2021	93
2022	68
2023	41
Thereafter	28
Total future minimum operating lease payments	$496
See Note I. Supplemental Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; the risk that the necessary regulatory approvals for the Stewart Merger may not be obtained or may be obtained subject to conditions that are not anticipated; risks that any of the closing conditions to the proposed Stewart Merger may not be satisfied in a timely manner; the risk that our and Stewart's businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or more costly than expected or that the expected benefits of the Stewart Merger will not be realized; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2018 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report for the year ended December 31, 2018.
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
As of April 18, 2019, the Mortgage Bankers Association ("MBA") estimated (actual for fiscal year 2018) the size of the U.S. mortgage originations market as shown in the following table for 2018 - 2021 in its "Mortgage Finance Forecast" (in trillions):

	2021	2020	2019	2018
Purchase transactions	$1.3	$1.3	$1.3	$1.2
Refinance transactions	0.4	0.4	0.4	0.4
Total U.S. mortgage originations forecast	$1.7	$1.7	$1.7	$1.6
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. In 2018, average interest rates on 30-year, fixed-rate mortgages in the U.S. rose from approximately 4.0% to 4.9% through October, representing an increase of 22%, before retreating to 4.55% in the last week of December according to mortgage buyer Freddie Mac. As a result of the overall upward trend in rates, refinance transactions decreased in both 2017 and 2018 from the historically high levels experienced in preceding years. Existing home sales increased through 2017 and began leveling out in the first half, and decreasing in the second half, of 2018. Coupled with stagnant levels of new home construction over the same time period, the result has been a decline in total housing inventory and increase in average home prices, albeit with decreasing magnitude toward the end of 2018. Through the first quarter of 2019, mortgage interest rates continued to decline to an average of 4.27% in March 2019.

The combination of reduced housing inventory, increasing mortgage interest rates and increasing home prices led the MBA to lower mortgage origination forecasts for 2019 and beyond during the second half of 2018. Market volatility and the shift in mortgage interest rates in late 2018 and into the first quarter of 2019 have created uncertainty in forecasts of future mortgage interest rates and originations. As a result, in early 2019 the U.S. Federal Reserve indicated it will slow or stop its pace of increases to the target federal funds rate. After accounting for the decrease in the first quarter of 2019, mortgage interest rates are generally expected to remain flat in the remaining three quarters of 2019. In a stagnant interest rate environment, refinance transactions are expected to continue to stagnate. However, it is difficult to predict whether the decrease in rates in late 2018 and early 2019 will create short term incentives for residential refinancing transactions. The MBA predicts overall mortgage originations in 2019 through 2021 will remain relatively flat compared to the 2018 period and that rates will return to an upward trend.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to indicate the U.S. economy remains on strong footing. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.8% in March 2019. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through the first quarter of 2019, despite a slight drop in late 2018 and early 2019. Toward the end of the fiscal year of 2018 and into 2019, there has been increased global economic uncertainty and stock market volatility. Such market uncertainty could ultimately impact U.S. real estate markets if they continue to worsen. We believe continued strong readings in domestic U.S. economic indicators present potential tailwinds for mortgage originations, despite growing risks from global economic uncertainties.
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
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. Conversely, gradual increases in the Fed Funds Rate and the shift in late 2017 by the U.S. Federal Reserve to unwind its balance sheet are generally expected to adversely impact availability of financing by decreasing the overall money supply. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 to 2018, we experienced historically high volumes and fee-per-file in our commercial business.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended March 31,
	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$440	$472
Agency title insurance premiums	552	564
Escrow, title-related and other fees	534	618
Interest and investment income	54	38
Realized gains and losses, net	142	1
Total revenues	1,722	1,693
Expenses:
Personnel costs	592	607
Agent commissions	421	431
Other operating expenses	344	423
Depreciation and amortization	44	47
Provision for title claim losses	45	47
Interest expense	12	11
Total expenses	1,458	1,566
Earnings before income taxes and equity in earnings of unconsolidated affiliates	264	127
Income tax expense	65	31
Equity in earnings of unconsolidated affiliates	7	2
Net earnings	$206	$98
 Revenues.
Total revenues increased by $29 million in the three months ended March 31, 2019 compared to the corresponding period in 2018.
Net earnings increased by $108 million in the three months ended March 31, 2019 compared to the corresponding periods in 2018.
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
Income tax expense was $65 million and $31 million in the three-month periods ended March 31, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes was 24.6% and 24.4% for the three-month periods ended March 31, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income.
Equity in earnings of unconsolidated affiliates was $7 million and $2 million for the three-month periods ended March 31, 2019 and 2018, respectively. The equity in earnings in 2019 and 2018 are attributable to various unconsolidated affiliates.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$440	$472
Agency title insurance premiums	552	564
Escrow, title-related and other fees	481	516
Interest and investment income	48	37
Realized gains and losses, net	142	1
Total revenues	1,663	1,590
Expenses:
Personnel costs	551	579
Agent commissions	421	431
Other operating expenses	315	330
Depreciation and amortization	39	40
Provision for title claim losses	45	47
Total expenses	1,371	1,427
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$292	$163
Orders opened by direct title operations (in thousands)	438	478
Orders closed by direct title operations (in thousands)	263	313
Fee per file	$2,567	$2,344
Total revenues for the Title segment increased by $73 million, or 5%, in the three months ended March 31, 2019 from the corresponding period in 2018 primarily driven by realized gains on investments.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2019	Total	2018	Total
	(Dollars in millions)
Title premiums from direct operations	$440	44%	$472	46%
Title premiums from agency operations	552	56	564	54
Total title premiums	$992	100%	$1,036	100%
Title premiums decreased by 4% in the three months ended March 31, 2019 as compared to the corresponding period in 2018. The decrease is comprised of a decrease in Title premiums from direct operations of $32 million, or 7%, and a decrease in Title premiums from agency operations of $12 million, or 2%, in the three months ended March 31, 2019.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2019	2018
Opened title insurance orders from purchase transactions (1)	65%	66%
Opened title insurance orders from refinance transactions (1)	35	34
	100%	100%

Closed title insurance orders from purchase transactions (1)	66%	62%
Closed title insurance orders from refinance transactions (1)	34	38
	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three months ended March 31, 2019 as compared to the corresponding period in 2018. The decrease is primarily attributable to a decrease in overall closed order volume, partially offset by an increase in the fee per file.
We experienced a decrease in closed title insurance order volumes from both purchase and refinance transactions in the three months ended March 31, 2019 as compared to the corresponding period in 2018. Total closed order volumes were 263,000 in the three months ended March 31, 2019 compared with 313,000 in the three months ended March 31, 2018. This represented an overall decrease of 16%. Opened title order volumes trended directionally consistent with closed order volumes.
The average fee per file in our direct operations was $2,567 in the three months ended March 31, 2019 compared to $2,344 in the three months ended March 31, 2018. The increase in average fee per file reflects a favorable change in mix of closed orders from purchase and refinance transactions and a favorable increase in average home prices of underlying transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $12 million, or 2%, in the three months ended March 31, 2019 as compared to the corresponding period in 2018. The decrease was directionally consistent with the trend in title premiums from direct operations.
Escrow, title-related and other fees decreased by $35 million, or 7%, in the three months ended March 31, 2019 from the corresponding period in 2018. Escrow fees, which are more closely related to our direct operations, decreased by $18 million, or 10%, in the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease is primarily attributable to the decrease in closed order volumes. Other fees in the Title segment, excluding escrow fees, decreased in the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease was primarily driven by decreased revenue associated with ServiceLink's foreclosure facilitation and appraisal businesses.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $11 million in the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily driven by the impact of increased market interest rates on the investment portfolio and float income on tax-deferred property exchange businesses as well as an increase in average fixed maturity holdings quarter over quarter.
Realized gains and losses, net, increased $141 million in the three months ended March 31, 2019 from the comparable period in 2018. The increase is primarily attributable to increased non-cash valuation gains on our equity and preferred security holdings.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $28 million, or 5%, in the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease in the 2019 period is primarily attributable to lower headcount resulting from the decrease in direct title premiums. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60% and 59% for the three-month periods ended March 31, 2019 and 2018, respectively. Average employee count in the Title segment was 22,170 and 23,011 in the three-month periods ended March 31, 2019 and 2018, respectively.
Other operating expenses decreased by $15 million, or 5% in the three months ended March 31, 2019 from the corresponding period in 2018. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses were flat in the three months ended March 31, 2019 compared to the comparable period in 2018.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2018:

	Three months ended March 31,
	2019	%	2018	%
	(Dollars in millions)
Agent premiums	552	100%	564	100%
Agent commissions	421	76%	431	76%
Net retained agent premiums	$131	24%	$133	24%
The claim loss provision for title insurance was $45 million and $47 million for the three-month periods ended March 31, 2019 and 2018, respectively, and reflects an average provision rate of 4.5% of title premiums. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
On September 24, 2018, we closed on the sale of Pacific Union, a real estate brokerage. The results of operations of Pacific Union are included through the date of sale.

The following table presents the results from operations of our Corporate and Other segment:

	Three months ended March 31,
	2019	2018
	(In millions)
Revenues:
Escrow, title-related and other fees	$53	$102
Interest and investment income	6	1
Total revenues	59	103
Expenses:
Personnel costs	41	28
Other operating expenses	29	93
Depreciation and amortization	5	7
Interest expense	12	11
Total expenses	87	139
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(28)	$(36)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $44 million, or 43%, in the three-month period ended March 31, 2019 from the corresponding period in 2018. The decrease is primarily attributable to our sale of Pacific Union, partially offset by increased revenue of $18 million associated with the valuation of deferred compensation assets. The segment includes revenues of $67 million in the 2018 period for Pacific Union and its subsidiaries.
Personnel costs in the Corporate and Other segment increased $13 million, or 46%, in the three-month period ended March 31, 2019 from the corresponding period in 2018. The increase is primarily attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets and increased costs resulting from growth of our real estate technology subsidiaries, partially offset by our sale of Pacific Union.
Other operating expenses in the Corporate and Other segment decreased $64 million, or 69%, in the three-month period ended March 31, 2019 from the corresponding period in 2018. The decrease is primarily attributable to our sale of Pacific Union.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.31 per share in the first quarter of 2019, or approximately $85 million to our FNF common shareholders. On April 24, 2019, our Board of Directors declared cash dividends of $[0.31] per share, payable on June 28, 2019, to FNF common shareholders of record as of June 14, 2019. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of March 31, 2019, we had cash and cash equivalents of $1,123 million, short term investments of $213 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2018, $1,518 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2019 of approximately $385 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows (used in) provided by operations for the three months ended March 31, 2019 and 2018 totaled $(4) million and $18 million, respectively. The decrease in cash provided by (increase in cash used in) operating activities of $22 million is primarily attributable to timing of receipt and payment of prepaid assets, receivables and payables.
Investing Cash Flows. Our cash provided by (used in) investing activities for the three months ended March 31, 2019 and 2018 were $94 million and $(32) million, respectively. The increase in cash provided by (decrease in cash used in) investing activities of $126 million in the 2019 period compared to the 2018 period is primarily attributable to a $245 million increase in net cash inflow (decrease in net outflow) from sales of investments and distributions of and from equity and fixed income investments, net of purchases of investments and additional investments in unconsolidated investees, partially offset by an outflow of $100 million for our funding of the draw on the Cannae Revolver and the inclusion of $21 million of proceeds from the sale of property in the 2018 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $22 million and $20 million for the three-month periods ended March 31, 2019 and 2018, respectively.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2019 and 2018 were $224 million and $136 million, respectively. The increase in cash used in financing activities of $88 million from the 2019 period to the 2018 period is primarily attributable to an outflow of $113 million resulting from the change in secured trust deposits and $18 million for treasury stock purchases in the 2019 period, partially offset by the inclusion of $46 million of debt service in the 2018 period.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2018.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 510,000 shares of FNF common stock during the three months ended March 31, 2019 for approximately $18 million, or an average of $34.96 per share. Subsequent to March 31, 2019 through market close on April 25, 2019, we purchased 60,000 additional shares for $2 million, or an average of $37.74 per share. Since the original commencement of the 2018 Repurchase Program through market close on April 25, 2019, we repurchased a total of 1,230,000 FNF common shares for $41 million, or an average of $33.70 per share.
Equity and Preferred Security Investments. Our equity and preferred security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of equity and preferred security investments held as of any given period end within earnings. Our results of operations in future periods is anticipated to be subject to such volatility.

Off-Balance Sheet Arrangements. There have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2018.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report for our fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2019 - 1/31/2019	60,000	$31.86	60,000	24,280,000
2/1/2019 - 2/28/2019	135,000	34.86	135,000	24,145,000
3/1/2019 - 3/31/2019	315,000	35.59	315,000	23,830,000
Total	510,000	$34.96	510,000

(1)
On July 17, 2018, our Board of Directors approved the 2018 Repurchase Program, effective August 1, 2018, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021.

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 26, 2019	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)