Form 10-Q
period 2019-06-30
Fidelity National Financial, Inc.
filed 2019-07-23
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-32630
FIDELITY NATIONAL FINANCIAL, INC.
______________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware					16-1725106
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification Number)

601 Riverside Avenue	,	Jacksonville	,	Florida	32204
(Address of principal executive offices)					(Zip Code)
(904) 854-8100
___________________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
FNF Common Stock, $0.0001 par value	FNF	New York Stock Exchange
5.50% Notes due September 2022	FNF22	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of June 30, 2019 were:
FNF Common Stock    274,416,550

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2019 and December 31, 2018 includes pledged fixed maturity securities of $425 and $418, respectively, related to secured trust deposits	$2,054	$1,998
Preferred securities, at fair value	287	301
Equity securities, at fair value	690	498
Investments in unconsolidated affiliates	139	137
Other long-term investments	145	135
Short-term investments, at December 31,2018 includes short-term investments of $8 related to secured trust deposits	314	480
Total investments	3,629	3,549
Cash and cash equivalents, at June 30, 2019 and December 31, 2018 includes $503 and $412, respectively, of pledged cash related to secured trust deposits	1,605	1,257
Trade and notes receivables, net of allowance of $19 at June 30, 2019 and December 31, 2018	361	306
Goodwill	2,725	2,726
Prepaid expenses and other assets	422	377
Lease assets, see Note K	402	—
Other intangible assets, net	472	513
Title plants	405	405
Property and equipment, net	168	164
Income taxes receivable	—	4
Total assets	$10,189	$9,301
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$925	$956
Notes payable	838	836
Reserve for title claim losses	1,480	1,488
Secured trust deposits	912	822
Lease liabilities, see Note K	428	—
Income taxes payable	49	—
Deferred tax liability	261	227
Total liabilities	4,893	4,329
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of June 30, 2019 and December 31, 2018; outstanding of 274,416,550 and 275,373,834 as of June 30, 2019 and December 31, 2018, respectively, and issued of 289,875,770 and 289,601,523 as of June 30, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,528	4,500
Retained earnings	942	641
Accumulated other comprehensive earnings (loss)	36	(13)
Less: Treasury stock, 15,459,220 shares and 14,227,689 shares as of June 30, 2019 and December 31, 2018, respectively, at cost	(544)	(498)
Total Fidelity National Financial, Inc. shareholders’ equity	4,962	4,630
Non-controlling interests	(10)	(2)
Total equity	4,952	4,628
Total liabilities, redeemable non-controlling interest and equity	$10,189	$9,301
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$625	$599	$1,065	$1,071
Agency title insurance premiums	754	732	1,306	1,296
Escrow, title-related and other fees	665	765	1,199	1,383
Interest and investment income	59	43	113	81
Realized gains and losses, net	41	(16)	183	(15)
Total revenues	2,144	2,123	3,866	3,816
Expenses:
Personnel costs	685	665	1,277	1,272
Agent commissions	579	561	1,000	992
Other operating expenses	409	506	753	929
Depreciation and amortization	44	45	88	92
Provision for title claim losses	62	60	107	107
Interest expense	12	11	24	22
Total expenses	1,791	1,848	3,249	3,414
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	353	275	617	402
Income tax expense	86	22	151	53
Earnings before equity in earnings of unconsolidated affiliates	267	253	466	349
Equity in earnings of unconsolidated affiliates	3	1	10	3
Net earnings	270	254	476	352
Less: Net earnings attributable to non-controlling interests	4	3	4	4
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$266	$251	$472	$348
Earnings per share
Net earnings per share attributable to FNF common shareholders, basic	$0.97	$0.92	$1.73	$1.27
Net earnings per share attributable to FNF common shareholders, diluted	$0.96	$0.90	$1.70	$1.25

Weighted average shares outstanding FNF common stock, basic basis	273	273	273	273
Weighted average shares outstanding FNF common stock, diluted basis	277	278	277	279
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net earnings	$270	$254	$476	$352
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	20	(6)	43	(15)
Unrealized gain on investments in unconsolidated affiliates (2)	1	1	7	4
Unrealized gain (loss) on foreign currency translation (3)	2	(1)	4	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(1)	1	(5)	(1)
Other comprehensive earnings (loss)	22	(5)	49	(14)
Comprehensive earnings	292	249	525	338
Less: Comprehensive earnings attributable to non-controlling interests	4	3	4	4
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$288	$246	$521	$334
_______________________________________

(1)
Net of income tax expense (benefit) of $6 million and $(2) million for the three-month periods ended June 30, 2019 and 2018, respectively, and $14 million and $(5) million for the six-month periods ended June 30, 2019 and 2018, respectively.

(2)
Net of income tax expense of less than $1 million for the three-month periods ended June 30, 2019 and 2018, and $2 million and $1 million for the six-month periods ended June 30, 2019 and 2018, respectively

(3)
Net of income tax expense (benefit) of $1 million and less than $(1) million for the three-month periods ended June 30, 2019 and 2018, respectively, and $1 million and $(1) million for the six-month periods ended June 30, 2019 and 2018, respectively.

(4)
Net of income tax (benefit) expense of less than $(1) million and $1 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $(2) million and less than $(1) million for the six-month periods ended June 30, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2017	288	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Exercise of stock options	—	—	6	—	—	—	—	—	6	—
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	128	(109)	—	—	—	19	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(15)	—	—	—	(15)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	4	—	—	—	4	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification for ASU 2018-02	—	—	—	1	(1)	—	—	—	—	—
Equity portion of debt conversions settled in cash	—	—	(51)	—	—	—	—	—	(51)	—
Dilution resulting from subsidiary issuance of equity	—	—	(2)	—	—	—	—	4	2	—
Stock-based compensation	—	—	15	—	—	—	—	—	15	—
Dividends declared, $0.60 per common share	—	—	—	(165)	—	—	—	—	(165)	—
Subsidiary repurchase of equity	—	—	—	—	—	—	—	(1)	(1)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	3	3	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	348	—	—	—	4	352	—
Balance, June 30, 2018	288	$—	$4,555	$529	$(13)	13	$(468)	$26	$4,629	$344

Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	—	—	6	—	—	—	—	—	6	—
Treasury stock repurchased	—	—	—	—	—	1	(46)	—	(46)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	43	—	—	—	43	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(5)	—	—	—	(5)	—
Stock-based compensation	—	—	18	—	—	—	—	—	18	—
Dividends declared, $0.62 per common share	—	—	—	(171)	—	—	—	—	(171)	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(7)	(3)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	472	—	—	—	4	476	—
Balance, June 30, 2019	290	$—	$4,528	$942	$36	15	$(544)	$(10)	$4,952	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings	$476	$352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88	92
Equity in earnings of unconsolidated affiliates	(10)	(3)
Loss (gain) on sales of investments and other assets and asset impairments, net	4	(5)
Non-cash lease costs	73	—
Operating lease payments	(75)	—
Distributions from unconsolidated affiliates, return on investment	5	3
Stock-based compensation cost	18	15
Change in valuation of equity and preferred securities, net	(187)	21
Changes in assets and liabilities, net of effects from acquisitions:
Net increase in trade receivables	(51)	(21)
Net increase in prepaid expenses and other assets	(48)	(19)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	16	(25)
Net decrease in reserve for title claim losses	(8)	(3)
Net change in income taxes	71	(57)
Net cash provided by operating activities	372	350
Cash flows from investing activities:
Proceeds from sales of investment securities	405	309
Proceeds from calls and maturities of investment securities	112	304
Proceeds from sales of property and equipment	—	21
Funding of Cannae Holdings Inc. note receivable	(100)	—
Proceeds from repayment of Cannae Holdings Inc. note receivable	100	—
Additions to property and equipment and capitalized software	(47)	(39)
Purchases of investment securities	(518)	(579)
Net proceeds from sales and maturities of short-term investment securities	166	40
Additional investments in unconsolidated affiliates	(20)	(34)
Distributions from unconsolidated affiliates, return of investment	27	42
Net other investing activities	(5)	(4)
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	(6)
Net cash provided by investing activities	120	54
Cash flows from financing activities:
Debt principal payments	—	(30)
Equity portion of debt conversions paid in cash	—	(58)
Dividends paid	(169)	(164)
Subsidiary dividends paid to non-controlling interest shareholders	(5)	(4)
Exercise of stock options	6	6
Subsidiary equity repurchase	—	(1)
Net change in secured trust deposits	90	67
Purchase of additional share in consolidated subsidiaries	(3)	—
Payment of contingent consideration for prior period acquisitions	(17)	(10)
Purchases of treasury stock	(46)	—
Net cash used in financing activities	(144)	(194)
Net increase in cash and cash equivalents	348	210
Cash and cash equivalents at beginning of period	1,257	1,110
Cash and cash equivalents at end of period	$1,605	$1,320
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
Certain reclassifications have been made to the 2018 Condensed Consolidated Financial Statements to conform to classifications used in 2019.
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
On June 10, 2019, we exercised our second option to extend the closing date of the transaction an additional three months to September 18, 2019.
We continue to work with the Federal Trade Commission and the New York State Department of Financial Services to seek approval of the proposed acquisition. If the approvals are obtained, we remain confident that the Stewart acquisition can create meaningful long-term value for our shareholders.
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
On February 7, 2019, Cannae borrowed $100 million from FNF under the Cannae Revolver. On June 12, 2019, Cannae repaid to FNF the entire $100 million outstanding amount under the Cannae Revolver.
On July 5, 2019, Cannae borrowed $100 million from FNF under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred.
Income Tax
Income tax expense was $86 million and $22 million in the three-month periods ended June 30, 2019 and 2018, respectively, and $151 million and $53 million in the six-month periods ended June 30, 2019 and 2018, respectively. Income tax expense as a

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

percentage of earnings before income taxes was 24% and 8% in the three-month periods ended June 30, 2019 and 2018, respectively, and 24% and 13% in the six-month periods ended June 30, 2019 and 2018, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2019 periods from the comparable periods in 2018 was primarily attributable to a change in tax estimate in the three months ended June 30, 2018 relating to the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in statutory premium reserve associated with the redomestication of certain of our title underwriters.
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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three or six-month periods ended June 30, 2019 or June 30, 2018.
Recent Accounting Pronouncements
Adopted Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard using a modified retrospective approach with a cumulative-effect adjustment to opening equity at the adoption date and include required disclosures for prior periods.
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach and recorded lease right-of-use assets ("Lease assets") of $421 million and liabilities for future discounted lease payment obligations ("Lease liabilities") of $437 million at the date of adoption. The adoption also resulted in a decrease of $9 million and $25 million to our Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively. There was no impact to opening equity as a result of the adoption. We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Six months ended June 30,
	2019	2018
	(Dollars in millions)
Beginning balance	$1,488	$1,490
Claim loss provision related to:
Current year	107	107
Prior years	—	—
Total title claim loss provision	107	107
Claims paid, net of recoupments related to:
Current year	(2)	(3)
Prior years	(113)	(107)
Total title claims paid, net of recoupments	(115)	(110)
Ending balance of claim loss reserve for title insurance	$1,480	$1,487
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$265	$—	$265
State and political subdivisions	—	76	—	76
Corporate debt securities	—	1,565	16	1,581
Mortgage-backed/asset-backed securities	—	73	—	73
Foreign government bonds	—	59	—	59
Preferred securities	18	269	—	287
Equity securities	690	—	—	690
Other long-term investment	—	—	112	112
Total assets	$708	$2,307	$128	$3,143

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Mortgage-backed/asset-backed securities	—	60	—	60
Foreign government bonds	—	62	—	62
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investment	—	—	101	101
Total assets	$514	$2,266	$118	$2,898

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
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of June 30, 2019 was a range of 7.3% - 7.9% and a weighted-average of 7.5%. Based on the total fair value of our Level 3 other long-term investment as of June 30, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
Our Level 3 fair value measures for our corporate debt securities relate to multiple investments which are considered immaterial individually and in the aggregate.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and six-month periods ended June 30, 2019 and 2018.

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Other long-term	Corporate debt		Other long-term	Corporate debt
	investment	securities	Total	investment	securities	Total
	(In millions)			(In millions)
Fair value, beginning balance	$107	$18	$125	$101	$13	$114
Transfers to Level 2	—	(2)	(2)	—	—	—
Paid-in-kind dividends (1)	2	—	2	2	—	2
Net valuation gain (loss) included in earnings (2)	3	—	3	(1)	—	(1)
Fair value, ending balance	$112	$16	$128	$102	$13	$115

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Other long-term	Corporate debt		Other long-term	Corporate debt
	investment	securities	Total	investment	securities	Total
	(In millions)			(In millions)
Fair value, beginning balance	$101	$17	$118	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	—	—	—	100	—	100
Transfers from Level 2	—	—	—	—	13	13
Transfers to Level 2	—	(5)	(5)	—	—	—
Paid-in-kind dividends (1)	3	1	4	3	—	3
Purchases	—	5	5	—	—	—
Sales and maturities	—	(1)	(1)	—	—	—
Net valuation gain included in earnings (2)	8	—	8	(1)	—	(1)
Net unrealized loss included in other comprehensive earnings (3)	—	(1)	(1)	—	—	—
Fair value, ending balance	$112	$16	$128	$102	$13	$115

_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three and six months ended June 30, 2019, transfers between Level 2 and Level 3 are not considered material. For the six months ended June 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$265	$259	$6	$—	$265
State and political subdivisions	76	74	2	—	76
Corporate debt securities	1,581	1,542	44	(5)	1,581
Mortgage-backed/asset-backed securities	73	71	2	—	73
Foreign government bonds	59	61	1	(3)	59
Total	$2,054	$2,007	$55	$(8)	$2,054

	December 31, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$225	$226	$1	$(2)	$225
State and political subdivisions	148	147	1	—	148
Corporate debt securities	1,503	1,510	6	(13)	1,503
Mortgage-backed/asset-backed securities	60	59	1	—	60
Foreign government bonds	62	67	—	(5)	62
Total	$1,998	$2,009	$9	$(20)	$1,998

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at June 30, 2019:

	June 30, 2019
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$328	16%	$326	16%
After one year through five years	1,196	59	1,217	59
After five years through ten years	301	15	319	15
After ten years	111	6	119	6
Mortgage-backed/asset-backed securities	71	4	73	4
Total	$2,007	100%	$2,054	100%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018, were as follows (in millions):

June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$107	$(4)	$236	$(1)	$343	$(5)
Foreign government bonds	—	—	33	(3)	33	(3)
Total temporarily impaired securities	$107	$(4)	$269	$(4)	$376	$(8)

December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$71	$(1)	$117	$(1)	$188	$(2)
Corporate debt securities	661	(8)	301	(5)	962	(13)
Foreign government bonds	52	(3)	10	(2)	62	(5)
Total temporarily impaired securities	$784	$(12)	$428	$(8)	$1,212	$(20)

We recorded no impairment charges relating to investments during the three or six-month periods ended June 30, 2019. We recorded $3 million of impairment charges relating to investments during the three and six-month periods ended June 30, 2018. Impairment in the 2018 periods relate to fixed maturity securities of investees entering Chapter 11 bankruptcy which exhibited decreasing fair market values and from which we are uncertain of our ability to recover our initial investment.
As of June 30, 2019 and December 31, 2018, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and six-month periods ended June 30, 2019 and 2018, respectively:

	Three months ended June 30, 2019				Six months ended June 30, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Sales and maturities of fixed maturity securities available for sale	$1	$—	$1	$137	$2	$(1)	$1	$372
Sales and maturities of preferred securities	—	—	—	3	—	—	—	26
Sales of equity securities	1	—	1	82	5	—	5	124
Valuation of equity securities			42	—			168	—
Valuation of preferred securities			2	—			13	—
Valuation of other long term investments			3	—			7	—
Impairment of lease assets			(5)	—			(8)	—
Other realized gains and losses, net			(3)	—			(3)	—
Total			$41	$222			$183	$522

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains		Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Sales and maturities of fixed maturity securities available for sale	$1	$(3)	$(2)	$245	$4		$(3)	$1	$543
Sales and maturities of preferred securities	1	—	1	46	1	—	—	1	46
Sales of equity securities	3	(4)	(1)	19	3	—	(4)	(1)	19
Valuation of equity securities			(8)	—				(12)	—
Valuation of preferred securities			(5)	—				(8)	—
Property and equipment			—	—				5	21
Other realized gains and losses, net			(1)	—				(1)	—
Total			$(16)	$310				$(15)	$629

Investment with Related Party
Included in equity securities as of June 30, 2019 and December 31, 2018 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $165 million and $98 million as of June 30, 2019 and December 31, 2018, respectively.

Note E —Notes Payable
Notes payable consists of the following:

	June 30, 2019	December 31, 2018
	(In millions)
4.50% Notes, net of discount	$443	$442
5.50% Notes, net of discount	398	398
Revolving Credit Facility	(3)	(4)
	$838	$836

At June 30, 2019, the estimated fair value of our unsecured notes payable was approximately $903 million, which was $53 million higher than its carrying value, excluding $12 million of net unamortized debt issuance costs and discount. The fair values of our unsecured notes payable are based on established market prices for the securities on June 30, 2019 and are considered Level 2 financial liabilities.
On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of 4.50% notes due August 2028 (the "4.50% Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4.50% Notes were priced at 99.252% of par to yield 4.594% annual interest. We pay interest on the 4.50% Notes semi-annually on the 15th of February and August, beginning February 15, 2019. The 4.50% Notes contain customary covenants and events of default for investment grade public debt, which primarily relate to failure to make principal or interest payments. On May 16, 2019, we completed an offering to exchange the 4.50% Notes for substantially identical notes registered pursuant to Rule 424 under the Securities Act of 1933 (the "4.50% Notes Exchange"). There were no material changes to the terms of the 4.50% Notes as a result of the 4.50% Notes Exchange and all holders of the 4.50% Notes accepted the offer to exchange.
On June 25, 2013, FNF entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2018. As of June 30, 2019,

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, FNF completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the Securities Exchange Commission ("SEC"). The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2018.

Gross principal maturities of notes payable at June 30, 2019 are as follows (in millions):
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million and $11 million as of June 30, 2019 and December 31, 2018, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, originally filed on October 27, 2003 and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial and that the plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company sought permission from the Pennsylvania Superior Court to appeal both the liability and damage multiplier issues; however, the petition was denied. The Company has filed a petition with the Pennsylvania Supreme Court requesting permission

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

to appeal on the merits, or in the alternative, an order directing the Pennsylvania Superior Court to grant interlocutory review. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, or whether the judge will exercise discretion to award prejudgment interest or reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
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

Note G — Dividends
On July 16, 2019, our Board of Directors declared cash dividends of $0.31 per share, payable on September 30, 2019, to FNF common shareholders of record as of September 16, 2019.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,379	$—	$1,379
Other revenues	613	52	665
Revenues from external customers	1,992	52	2,044
Interest and investment income, including realized gains and losses	100	—	100
Total revenues	2,092	52	2,144
Depreciation and amortization	38	6	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	387	(34)	353
Income tax expense (benefit)	95	(9)	86
Earnings (loss) before equity in earnings of unconsolidated affiliates	292	(25)	267
Equity in earnings of unconsolidated affiliates	3	—	3
Net earnings (loss)	$295	$(25)	$270
Assets	$9,040	$1,149	$10,189
Goodwill	2,461	264	2,725

As of and for the three months ended June 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,331	$—	$1,331
Other revenues	600	165	765
Revenues from external customers	1,931	165	2,096
Interest and investment income, including realized gains and losses	27	—	27
Total revenues	1,958	165	2,123
Depreciation and amortization	38	7	45
Interest expense	—	11	11
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	300	(25)	275
Income tax expense (benefit)	29	(7)	22
Earnings (loss) before equity in earnings of unconsolidated affiliates	271	(18)	253
Equity in earnings of unconsolidated affiliates	1	—	1
Net earnings (loss)	$272	$(18)	$254
Assets	$8,540	$714	$9,254
Goodwill	2,447	317	2,764

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the six months ended June 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$2,371	$—	$2,371
Other revenues	1,094	105	1,199
Revenues from external customers	3,465	105	3,570
Interest and investment income, including realized gains and losses	290	6	296
Total revenues	3,755	111	3,866
Depreciation and amortization	77	11	88
Interest expense	—	24	24
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	679	(62)	617
Income tax expense (benefit)	166	(15)	151
Earnings (loss) before equity in earnings of unconsolidated affiliates	513	(47)	466
Equity in earnings of unconsolidated affiliates	10	—	10
Net earnings (loss)	$523	$(47)	$476
Assets	$9,040	$1,149	$10,189
Goodwill	2,461	264	2,725
As of and for the six months ended June 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$2,367	$—	$2,367
Other revenues	1,116	267	1,383
Revenues from external customers	3,483	267	3,750
Interest and investment income, including realized gains and losses	65	1	66
Total revenues	3,548	268	3,816
Depreciation and amortization	78	14	92
Interest expense	—	22	22
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	463	(61)	402
Income tax expense (benefit)	69	(16)	53
Earnings (loss) before equity in earnings of unconsolidated affiliates	394	(45)	349
Equity in earnings of unconsolidated affiliates	2	1	3
Net earnings (loss)	$396	$(44)	$352
Assets	$8,540	$714	$9,254
Goodwill	2,447	317	2,764

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Six months ended June 30,
	2019	2018
Cash paid for:
Interest	$22	$18
Income taxes	78	112
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(6)	$5
Change in purchases of investments available for sale payable in period	(4)	—
Change in accrual for unsettled repurchases of formerly outstanding debt instruments	—	(11)
Lease liabilities recognized in exchange for lease right-of-use assets	15	—
Remeasurement of lease liabilities	42	—

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
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2019	2018	2019	2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$625	$599	$1,065	$1,071
Agency title insurance premiums	Agency title insurance premiums	Title	754	732	1,306	1,296
Home warranty	Escrow, title-related and other fees	Title	46	46	87	91
Total revenue from insurance contracts			1,425	1,377	2,458	2,458
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	237	235	402	418
Other title-related fees and income	Escrow, title-related and other fees	Title	165	162	301	303
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	97	104	180	198
Real estate technology	Escrow, title-related and other fees	Corporate and other	26	27	51	52
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	14	134	21	210
Other	Escrow, title-related and other fees	Corporate and other	12	4	33	5
Total revenue from contracts with customers			551	666	988	1,186
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	68	53	124	106
Interest and investment income	Interest and investment income	Various	59	43	113	81
Realized gains and losses, net	Realized gains and losses, net	Various	41	(16)	183	(15)
Total revenues	Total revenues		$2,144	$2,123	3,866	3,816

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2019	December 31, 2018
	(In millions)
Trade receivables	$337	$284
Deferred revenue (contract liabilities)	112	105

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, we recognized $44 million and $78 million of revenue, respectively, which was included in deferred revenue at the beginning of the period.

Note K.      Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840. See Note A Basis of Financial Statements for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2019.
Our operating leases range in term from one to ten years. As of June 30, 2019, the weighted-average remaining lease term of our operating leases was 4.2 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on the Company's incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of June 30, 2019 the weighted-average discount rate used to determine our operating lease liability was 4.37%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Condensed Consolidated Statements of Income and were $36 million and $73 million for the three and six-month periods ended June 30, 2019, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2019 are as follows (in millions):

2019 (remaining)	$74
2020	130
2021	102
2022	75
2023	47
Thereafter	42
Total operating lease payments, undiscounted	$470
Less: present value discount	42
Lease liability, at present value	$428

Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$145
2020	121
2021	93
2022	68
2023	41
Thereafter	28
Total future minimum operating lease payments	$496

See Note I. Supplemental Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; the risk that the necessary regulatory approvals for the Stewart Merger may not be obtained or may be obtained subject to conditions that are not anticipated and which may require the Company to pay Stewart a reverse termination fee of $50 million; risks that any of the closing conditions to the proposed Stewart Merger may not be satisfied in a timely manner; the risk that our and Stewart's businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or more costly than expected or that the expected benefits of the Stewart Merger will not be realized; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2018 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report.
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
As of June 18, 2019, the Mortgage Bankers Association ("MBA") estimated (actual for fiscal year 2018) the size of the U.S. mortgage originations market as shown in the following table for 2018 - 2021 in its "Mortgage Finance Forecast" (in trillions):

	2021	2020	2019	2018
Purchase transactions	$1.3	$1.3	$1.3	$1.2
Refinance transactions	0.4	0.4	0.4	0.4
Total U.S. mortgage originations forecast	$1.7	$1.7	$1.7	$1.6
In 2017, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and historically low mortgage interest rates. Mortgage interest rates increased slightly in 2017 from 2016, but remained low compared to historical rates. In 2018, average interest rates on 30-year, fixed-rate mortgages in the U.S. rose from approximately 4.0% to 4.9% through October, representing an increase of 22%, before retreating to 4.55% in the last week of December according to mortgage buyer Freddie Mac. As a result of the overall upward trend in rates, refinance transactions decreased in both 2017 and 2018 from the historically high levels experienced in preceding years. Existing home sales increased through 2017 and began leveling out in the first half, and decreasing in the second half, of 2018. Coupled with stagnant levels of new home construction over the same time period, the result has been a decline in total housing inventory and increase in average home prices, albeit with decreasing magnitude toward the end of 2018. Through the first half of 2019, mortgage interest rates continued to decline to an average of 3.80% in June 2019.

The combination of reduced housing inventory, increasing mortgage interest rates (through 2018) and increasing home prices led the MBA to lower mortgage origination forecasts for 2019 and beyond during the second half of 2018. Market volatility and the shift in mortgage interest rates in late 2018 and through the first half of 2019 have created uncertainty in forecasts of future mortgage interest rates and originations. As a result, the U.S. Federal Reserve has held the target federal funds rate steady in 2019 and indicated it may reduce the target rate if economic conditions deteriorate. After accounting for the decrease in the first half of 2019, the MBA expects mortgage interest rates to remain flat in 2019. The decrease in market interest rates through the first half of 2019 has begun to impact the volume of residential refinance transactions in the second quarter of 2019. See further discussion in the following Results of Operations section. The MBA predicts overall mortgage originations in 2019 through 2021 will remain relatively flat compared to the 2018 period and rates will return to a gradual upward trend.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to indicate the U.S. economy remains on strong footing. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.7% in June 2019. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through the second quarter of 2019, despite a slight drop from late 2018 highs. Toward the end of the fiscal year of 2018 and into 2019, there has been increased global economic uncertainty and stock market volatility. Such market uncertainty could ultimately impact U.S. real estate markets if they continue to worsen. We believe continued strong readings in domestic U.S. economic indicators present potential tailwinds for mortgage originations, despite growing risks from global economic uncertainties.
We cannot be certain how the effects of a generally strong U.S. economy, flat mortgage interest rates and global economic uncertainty will impact mortgage originations and our future results of operations from our residential business. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. Conversely, gradual increases in the Fed Funds Rate through the end of 2018 and the shift in late 2017 by the U.S. Federal Reserve to unwind its balance sheet are generally expected to adversely impact availability of financing by decreasing the overall money supply. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 through the first half of 2019, we experienced historically high volumes and fee-per-file in our commercial business.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$625	$599	1,065	1,071
Agency title insurance premiums	754	732	1,306	1,296
Escrow, title-related and other fees	665	765	1,199	1,383
Interest and investment income	59	43	113	81
Realized gains and losses, net	41	(16)	183	(15)
Total revenues	2,144	2,123	3,866	3,816
Expenses:
Personnel costs	685	665	1,277	1,272
Agent commissions	579	561	1,000	992
Other operating expenses	409	506	753	929
Depreciation and amortization	44	45	88	92
Provision for title claim losses	62	60	107	107
Interest expense	12	11	24	22
Total expenses	1,791	1,848	3,249	3,414
Earnings before income taxes and equity in earnings of unconsolidated affiliates	353	275	617	402
Income tax expense	86	22	151	53
Equity in earnings of unconsolidated affiliates	3	1	10	3
Net earnings	$270	$254	$476	$352
 Revenues.
Total revenues increased by $21 million in the three months ended June 30, 2019 and increased $50 million in the six months ended June 30, 2019 compared to the corresponding periods in 2018.
Net earnings increased by $16 million in the three months ended June 30, 2019 and increased $124 million in the six months ended June 30, 2019 compared to the corresponding periods in 2018.
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
Income tax expense was $86 million and $22 million in the three-month periods ended June 30, 2019 and 2018, respectively, and $151 million and $53 million in the six-month periods ended June 30, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes was 24% and 8% in the three-month periods ended June 30, 2019 and 2018, respectively, and 24% and 13% in the six- month periods ended June 30, 2019 and 2018, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2019 periods from the comparable periods in 2018 was primarily attributable to a change in tax estimate in the three months ended June 30, 2018 relating to the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in statutory premium reserve associated with the redomestication of certain of our title underwriters.
Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$625	$599	$1,065	$1,071
Agency title insurance premiums	754	732	1,306	1,296
Escrow, title-related and other fees	613	600	1,094	1,116
Interest and investment income	54	43	102	80
Realized gains and losses, net	46	(16)	188	(15)
Total revenues	2,092	1,958	3,755	3,548
Expenses:
Personnel costs	653	633	1,204	1,212
Agent commissions	579	561	1,000	992
Other operating expenses	373	366	688	696
Depreciation and amortization	38	38	77	78
Provision for title claim losses	62	60	107	107
Total expenses	1,705	1,658	3,076	3,085
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$387	$300	$679	$463
Orders opened by direct title operations (in thousands)	544	505	982	983
Orders closed by direct title operations (in thousands)	359	362	622	675
Fee per file	$2,677	$2,579	$2,630	$2,470
Total revenues for the Title segment increased by $134 million, or 7%, in the three months ended June 30, 2019 and increased by $207 million, or 6%, in the six months ended June 30, 2019 from the corresponding periods in 2018.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2019	Total	2018	Total	2019	Total	2018	Total
	(Dollars in millions)
Title premiums from direct operations	$625	45%	$599	45%	$1,065	45%	$1,071	45%
Title premiums from agency operations	754	55	732	55	1,306	55	1,296	55
Total title premiums	$1,379	100%	$1,331	100%	$2,371	100%	$2,367	100%
Title premiums increased by 4% in the three months ended June 30, 2019 as compared to the corresponding period in 2018. The increase is comprised of an increase in Title premiums from direct operations of $26 million, or 4%, and an increase in Title premiums from agency operations of $22 million, or 3%.
Title premiums increased by less than 1% in the six months ended June 30, 2019 as compared to the corresponding period in 2018. The increase is comprised of an increase in Title premiums from agency operations of $10 million, or 1%, partially offset by a decrease in Title premiums from direct operations of $6 million, or 1%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Opened title insurance orders from purchase transactions (1)	61%	71%	63%	69%
Opened title insurance orders from refinance transactions (1)	39	29	37	31
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	65%	71%	65%	67%
Closed title insurance orders from refinance transactions (1)	35	29	35	33
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended June 30, 2019 and decreased in the six months ended June 30, 2019, as compared to the corresponding periods in 2018. The increase in the three-month period is primarily attributable to an increase in the fee per file, partially offset by a decrease in closed order volumes. The decrease in the six-month period is primarily attributable to a decrease in closed order volumes, partially offset by an increase in the fee per file.
We experienced a decrease in closed title insurance order volumes from purchase transactions and an increase in closed title insurance order volumes from refinance transactions in the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Total closed order volumes were 359,000 in the three months ended June 30, 2019 compared to 362,000 in the three months ended June 30, 2018 and 622,000 in the six months ended June 30, 2019 compared to 675,000 in the six months ended June 30, 2018. This represented an overall decrease of 1% and 8% in the three and six months ended June 30, 2019 from the corresponding periods in 2018.
Total open title insurance order volumes increased in the three months ended June 30, 2019 and decreased slightly in the six months ended June 30, 2019 as compared to the corresponding periods in 2018. The increase in the three- month period was primarily attributable to increased open title orders from refinance transactions, partially offset by a decrease in open title orders from purchase transactions.
The average fee per file in our direct operations was $2,677 and $2,630 in the three and six months ended June 30, 2019, respectively, compared to $2,579 and $2,470 in the three and six months ended June 30, 2018, respectively. The increase in average fee per file reflects a stronger commercial market and a favorable increase in average property prices of underlying transactions, partially offset by an increased proportion of refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $22 million, or 3%, in the three months ended June 30, 2019 and increased $10 million, or 1%, in the six months ended June 30, 2019 from the corresponding periods in 2018. The increase was directionally consistent with the trend in title premiums from direct operations and is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $13 million, or 2%, in the three months ended June 30, 2019 and decreased $22 million, or 2%, in the six months ended June 30, 2019 from the corresponding periods in 2018. Escrow fees, which are more closely related to our direct operations, increased by $3 million, or 1%, in the three months ended June 30, 2019 and decreased by $16 million or 4% in the six months ended June 30, 2019 as compared to the corresponding periods in 2018. The increase in the three-month period and decrease in the six-month period are directionally consistent with the change in title premiums from direct operations, albeit to a lesser magnitude resulting from a higher proportion of commercial transactions in the 2019 periods. Other fees in the Title segment, excluding escrow fees, increased by $11 million or 3% in the three months ended June 30, 2019 and decreased by $7 million, or 1%, in the six months ended June 30, 2019 compared to the corresponding periods in 2018. The changes in Other fees were driven by various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $11 million in the three months ended June 30, 2019 and increased $22 million in the six months ended June 20, 2019 compared to the corresponding periods in 2018. The increase was primarily driven by the impact of increased market interest rates on the cash and investment portfolio and float income on tax-deferred property exchange businesses as well as an increase in average fixed maturity holdings period over period.
Realized gains and losses, net, increased $62 million in the three months ended June 30, 2019 and increased $203 million in the six months ended June 30, 2019 from the comparable periods in 2018. The increase is primarily attributable to increased non-cash valuation gains on our equity and preferred security holdings.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $20 million, or 3%, in the three months ended June 30, 2019 and decreased $8 million, or 1%, in the six months ended June 30, 2019 compared to the corresponding periods in 2018. The increase in the three-month period is primarily attributable to increased headcount driven by the increase in open title order volumes in the 2019 period. The decrease in the six-month period is primarily attributable to lower average headcount resulting from the decrease in title order volumes year over year. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 53% for the three-month periods ended June 30, 2019 and 2018, respectively, and 56% and 55% in the six month-period ended June 30, 2019 and 2018, respectively. Average employee count in the Title segment was 23,255 and 23,344 in the three-month periods ended June 30, 2019 and 2018, respectively, and 22,712 and 23,177 in the six-month periods ended June 30, 2019 and 2018, respectively.
Other operating expenses increased by $7 million, or 2%, in the three months ended June 30, 2019 and decreased $8 million, or 1%, in the six months ended June 30, 2019 from the corresponding periods in 2018. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses were 30% and 31% in the three months ended June 30, 2019 and 2018, respectively, and 32% in the six months ended June 30, 2019 and 2018, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2018:

	Three months ended June 30,				Six months ended June 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in millions)
Agent premiums	754	100%	732	100%	$1,306	100%	$1,296	100%
Agent commissions	579	77%	561	77%	1,000	77%	992	77%
Net retained agent premiums	$175	23%	$171	23%	$306	23%	$304	23%
The claim loss provision for title insurance was $62 million and $60 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $107 million in the six-month periods ended June 30, 2019 and 2018, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Escrow, title-related and other fees	$52	$165	$105	$267
Interest and investment income	5	—	11	1
Realized gains and losses, net	(5)	—	(5)	—
Total revenues	52	165	111	268
Expenses:
Personnel costs	32	32	73	60
Other operating expenses	36	140	65	233
Depreciation and amortization	6	7	11	14
Interest expense	12	11	24	22
Total expenses	86	190	173	329
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(34)	$(25)	$(62)	$(61)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $113 million, or 68%, in the three-month period ended June 30, 2019 and decreased $157 million, or 59%, in the six-month period ended June 30, 2019 from the corresponding periods in 2018. The decrease is primarily attributable to the sale of Pacific Union, partially offset by increased revenue associated with the valuation of deferred compensation assets.
Personnel costs in the Corporate and Other segment were flat in the three-month period ended June 30, 2019 and increased $13 million, or 22%, in the six-month period ended June 30, 2019 from the corresponding periods in 2018. The increase in the six month period ended June 30, 2019 is primarily attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets and increased costs resulting from growth of our real estate technology subsidiaries, partially offset by our sale of Pacific Union.
Other operating expenses in the Corporate and Other segment decreased $104 million, or 74%, in the three-month period ended June 30, 2019 and decreased $168 million, or 72%, in the six-month period ended June 30, 2019 from the corresponding periods in 2018. The decrease is primarily attributable to our sale of Pacific Union.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.31 per share in the second quarter of 2019, or approximately $85 million to our FNF common shareholders. On July 16, 2019, our Board of Directors declared cash dividends of $0.31 per share, payable on September 30, 2019, to FNF common shareholders of record as of September 16, 2019. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.

As of June 30, 2019, we had cash and cash equivalents of $1,605 million, short term investments of $314 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2018, $1,518 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2019 of approximately $258 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2019 and 2018 totaled $372 million and $350 million, respectively. The increase in cash provided by operating activities of $22 million is primarily attributable to the increase in pre-tax earnings and timing of receipt and payment of prepaid assets, receivables and payables, partially offset by increased payments for income taxes.
Investing Cash Flows. Our cash provided by investing activities for the six months ended June 30, 2019 and 2018 were $120 million and $54 million, respectively. The increase in cash provided by investing activities of $66 million in the 2019 period compared to the 2018 period is primarily attributable to a $90 million increase in net cash inflow from sales of investments and distributions of and from equity and fixed income investments, net of purchases of investments and additional investments in unconsolidated investees, partially offset by the inclusion of $21 million of proceeds from the sale of property in the 2018 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $47 million and $39 million for the six-month periods ended June 30, 2019 and 2018, respectively.
Financing Cash Flows. Our cash flows used in financing activities for the six months ended June 30, 2019 and 2018 were $144 million and $194 million, respectively. The decrease in cash used in financing activities of $50 million from the 2019 period to the 2018 period is primarily attributable to $88 million of repayments of debt in the 2018 period and a $23 million increase in the change in secured trust deposits in the 2019 period, partially offset by purchases of treasury stock in the 2019 period.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2018.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 1,230,000 shares of FNF common stock during the six months ended June 30, 2019 for approximately $46 million, or an average of $37.53 per share. Subsequent to June 30, 2019 through market close on July 16, 2019, we purchased 30,000 additional shares for $1 million, or an average of $40.65 per share. Since the original commencement of the 2018 Repurchase Program through market close on July 16, 2019, we repurchased a total of 1,920,000 FNF common shares for $69 million, or an average of $35.80 per share.
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
Off-Balance Sheet Arrangements. Other than inclusion of operating lease arrangements on the balance sheet, further discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report for the year ended December 31, 2018.
Critical Accounting Policies
Other than our adoption of ASC Topic 842 as further described in Notes A and K to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report for the year ended December 31, 2018.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2019 - 4/30/2019	90,000	$38.42	90,000	23,740,000
5/1/2019 - 5/31/2019	330,000	39.06	330,000	23,410,000
6/1/2019 - 6/30/2019	300,000	39.98	300,000	23,110,000
Total	720,000	$39.36	720,000

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

101
The following materials from Fidelity National Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Comprehensive Earnings, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 23, 2019	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)