Form 10-Q
period 2019-09-30
Fidelity National Financial, Inc.
filed 2019-10-30
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of September 30, 2019 were:
FNF Common Stock    275,079,241

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2019

i

Part I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2019 and December 31, 2018 includes pledged fixed maturity securities of $422 and $418, respectively, related to secured trust deposits	$2,092	$1,998
Preferred securities, at fair value	284	301
Equity securities, at fair value	684	498
Investments in unconsolidated affiliates	139	137
Other long-term investments	149	135
Short-term investments, at September 30, 2019 and December 31, 2018 includes pledged short-term investments of $2 and $8, respectively, related to secured trust deposits	554	480
Total investments	3,902	3,549
Cash and cash equivalents, at September 30, 2019 and December 31, 2018 includes $482 and $412, respectively, of pledged cash related to secured trust deposits	1,530	1,257
Trade and notes receivables, net of allowance of $19 at September 30, 2019 and December 31, 2018, respectively	388	306
Goodwill	2,726	2,726
Prepaid expenses and other assets	455	377
Lease assets, see Note K	396	—
Other intangible assets, net	446	513
Title plants	405	405
Property and equipment, net	171	164
Income taxes receivable	—	4
Total assets	$10,419	$9,301
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,011	$956
Notes payable	838	836
Reserve for title claim losses	1,494	1,488
Secured trust deposits	890	822
Lease liabilities, see Note K	422	—
Income taxes payable	5	—
Deferred tax liability	294	227
Total liabilities	4,954	4,329
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 487,000,000 shares as of September 30, 2019 and December 31, 2018; outstanding of 275,079,241 and 275,373,834 as of September 30, 2019 and December 31, 2018, respectively, and issued of 291,354,650 and 289,601,523 as of September 30, 2019 and December 31, 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,566	4,500
Retained earnings	1,107	641
Accumulated other comprehensive earnings (loss)	46	(13)
Less: Treasury stock, 16,275,409 shares and 14,227,689 shares as of September 30, 2019 and December 31, 2018, respectively, at cost	(580)	(498)
Total Fidelity National Financial, Inc. shareholders’ equity	5,139	4,630
Non-controlling interests	(18)	(2)
Total equity	5,121	4,628
Total liabilities, redeemable non-controlling interest and equity	$10,419	$9,301
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$660	$574	$1,725	$1,645
Agency title insurance premiums	827	722	2,133	2,018
Escrow, title-related and other fees	693	695	1,892	2,078
Interest and investment income	57	44	170	125
Realized gains and losses, net	4	50	187	35
Total revenues	2,241	2,085	6,107	5,901
Expenses:
Personnel costs	702	654	1,979	1,926
Agent commissions	630	554	1,630	1,546
Other operating expenses	473	477	1,226	1,406
Depreciation and amortization	44	46	132	138
Provision for title claim losses	67	58	174	165
Interest expense	12	9	36	31
Total expenses	1,928	1,798	5,177	5,212
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	313	287	930	689
Income tax expense	59	51	210	104
Earnings before equity in earnings of unconsolidated affiliates	254	236	720	585
Equity in earnings of unconsolidated affiliates	2	1	12	4
Net earnings	256	237	732	589
Less: Net earnings attributable to non-controlling interests	6	1	10	5
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$250	$236	$722	$584
Earnings per share
Net earnings per share attributable to FNF common shareholders, basic	$0.92	$0.86	$2.64	$2.14
Net earnings per share attributable to FNF common shareholders, diluted	$0.90	$0.85	$2.61	$2.09

Weighted average shares outstanding FNF common stock, basic basis	273	273	273	273
Weighted average shares outstanding FNF common stock, diluted basis	277	278	277	279
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net earnings	$256	$237	$732	$589
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	10	2	53	(13)
Unrealized gain on investments in unconsolidated affiliates (2)	2	—	9	4
Unrealized (loss) gain on foreign currency translation (3)	(2)	(1)	1	(4)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	—	(1)	(4)	(1)
Other comprehensive earnings (loss)	10	—	59	(14)
Comprehensive earnings	266	237	791	575
Less: Comprehensive earnings attributable to non-controlling interests	6	1	10	5
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$260	$236	$781	$570
_______________________________________

(1)
Net of income tax expense (benefit) of $3 million and $1 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $17 million and $(4) million for the nine-month periods ended September 30, 2019 and 2018, respectively.

(2)	Net of income tax expense of $1 million for the three-month period ended September 30, 2019, and $3 million and $1 million for the nine-month periods ended September 30, 2019 and 2018, respectively

(3)
Net of income tax (benefit) expense of $(1) million and less than $(1) million for the three-month periods ended September 30, 2019 and 2018, respectively, and less than $1 million and $(1) million for the nine-month periods ended September 30, 2019 and 2018, respectively.

(4)
Net of income tax benefit of less than $1 million for the three-month period ended September 30, 2018, and $1 million and less than $1 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, June 30, 2018	288	$—	$4,555	$529	$(13)	13	$(468)	$26	$4,629	$344
Exercise of stock options	1	—	10	—	—	—	—	—	10	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(1)	—	—	—	(1)	—
Reclassification for ASU 2018-02	—	—	—	(1)	1	—	—	—	—	—
Equity portion of debt conversions settled in cash	—	—	(84)	—	—	—	—	—	(84)	—
Stock-based compensation	—	—	7	—	—	—	—	—	7	—
Dividends declared, $0.30 per common share	—	—	—	(83)	—	—	—	—	(83)	—
Pacific Union Sale	—	—	—	—	—	—	—	(25)	(25)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net earnings	—	—	—	236	—	—	—	1	237	—
Balance, September 30, 2018	289	$—	$4,488	$681	$(12)	13	$(468)	$(1)	$4,688	$344

Balance, June 30, 2019	290	$—	$4,528	$942	$36	15	$(544)	$(10)	$4,952	$344
Exercise of stock options	2	—	29	—	—	—	—	—	29	—
Treasury stock repurchased	—	—	—	—	—	1	(36)	—	(36)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.31 per common share	—	—	—	(85)	—	—	—	—	(85)	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	—	—	—	(10)	(10)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	250	—	—	—	6	256	—
Balance, September 30, 2019	292	$—	$4,566	$1,107	$46	16	$(580)	$(18)	$5,121	$344
See Notes to Condensed Consolidated Financial Statements

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2017	288	$—	$4,587	$217	$111	13	$(468)	$20	$4,467	$344
Exercise of stock options	1	—	15	—	—	—	—	—	15	—
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	128	(109)	—	—	—	19	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(13)	—	—	—	(13)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	4	—	—	—	4	—
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(4)	—	—	—	(4)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(1)	—	—	—	(1)	—
Equity portion of debt conversions settled in cash	—	—	(135)	—	—	—	—	—	(135)	—
Dilution resulting from subsidiary issuance of equity	—	—	(1)	—	—	—	—	5	4	—
Stock-based compensation	—	—	22	—	—	—	—	—	22	—
Dividends declared, $0.90 per common share	—	—	—	(248)	—	—	—	—	(248)	—
Subsidiary repurchase of equity	—	—	—	—	—	—	—	(1)	(1)	—
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	2	2	—
Pacific Union sale	—	—	—	—	—	—	—	(25)	(25)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(7)	(7)	—
Net earnings	—	—	—	584	—	—	—	5	589	—
Balance, September 30, 2018	289	$—	$4,488	$681	$(12)	13	$(468)	$(1)	$4,688	$344

Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	2	—	35	—	—	—	—	—	35	—
Treasury stock repurchased	—	—	—	—	—	2	(82)	—	(82)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	53	—	—	—	53	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	27	—	—	—	—	—	27	—
Dividends declared, $0.93 per common share	—	—	—	(256)	—	—	—	—	(256)	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(18)	(14)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)	—
Net earnings	—	—	—	722	—	—	—	10	732	—
Balance, September 30, 2019	292	$—	$4,566	$1,107	$46	16	$(580)	$(18)	$5,121	$344

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings	$732	$589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132	138
Equity in earnings of unconsolidated affiliates	(12)	(4)
Gain on sales of investments and other assets and asset impairments, net	(3)	(4)
Gain on sale of subsidiaries	—	(10)
Non-cash lease costs	110	—
Operating lease payments	(112)	—
Distributions from unconsolidated affiliates, return on investment	5	4
Stock-based compensation cost	27	22
Change in valuation of equity and preferred securities, net	(184)	(21)
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(76)	8
Net increase in prepaid expenses and other assets	(83)	(14)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other	101	(16)
Net increase in reserve for title claim losses	6	1
Net change in income taxes	57	(22)
Net cash provided by operating activities	700	671
Cash flows from investing activities:
Proceeds from sales of investment securities	482	422
Proceeds from calls and maturities of investment securities	173	401
Proceeds from sales of property and equipment	1	21
Fundings of Cannae Holdings Inc. note receivable	(200)	—
Proceeds from repayments of Cannae Holdings Inc. note receivable	200	—
Additions to property and equipment and capitalized software	(69)	(56)
Purchases of investment securities	(678)	(871)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(73)	15
Additional investments in unconsolidated affiliates	(25)	(62)
Distributions from unconsolidated affiliates, return of investment	37	60
Net other investing activities	(9)	(2)
Proceeds from Pacific Union Sale, net of cash transferred	—	39
Other acquisitions/disposals of businesses, net of cash acquired/disposed	—	(9)
Net cash used in investing activities	(161)	(42)
Cash flows from financing activities:
Borrowings	—	442
Debt principal payments	—	(370)
Equity portion of debt conversions paid in cash	—	(142)
Dividends paid	(254)	(246)
Subsidiary dividends paid to non-controlling interest shareholders	(8)	(7)
Exercise of stock options	35	15
Subsidiary equity repurchase	(3)	(1)
Net change in secured trust deposits	68	5
Purchase of additional share in consolidated subsidiaries	(4)	—
Payment of contingent consideration for prior period acquisitions	(19)	(13)
Purchases of treasury stock	(81)	—
Net cash used in financing activities	(266)	(317)
Net increase in cash and cash equivalents	273	312
Cash and cash equivalents at beginning of period	1,257	1,110
Cash and cash equivalents at end of period	$1,530	$1,422
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2018.
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
Recent Developments
Termination of Stewart Merger Agreement and Payment of Reverse Termination Fee
On March 18, 2018, we signed a merger agreement (the "Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). On, September 9, 2019, we entered into a mutual Termination Agreement with Stewart (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Merger Agreement, due to the Federal Trade Commission's issuance of an administrative complaint seeking to block the merger. In connection with the termination of the Merger Agreement, we paid to Stewart, on September 12, 2019, the Reverse Termination Fee (as defined in the Merger Agreement) consisting of $50 million in cash, which is included within other operating expenses in the Consolidated Statements of Earnings.
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
On July 5, 2019, Cannae borrowed $100 million from FNF under the Cannae Revolver. On September 11, 2019, Cannae repaid to FNF the entire $100 million outstanding amount under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred.
Income Tax
Income tax expense was $59 million and $51 million in the three-month periods ended September 30, 2019 and 2018, respectively, and $210 million and $104 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes was 19% and 18% in the three-month periods ended September 30, 2019 and 2018, respectively, and 23% and 15% in the nine-month periods ended September 30, 2019 and 2018, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2019 periods from the comparable periods in 2018 was primarily attributable to a change in tax estimate in the three months ended June 30, 2018 relating to the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in statutory premium reserve associated with the redomestication of certain of our title underwriters.

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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three or nine-month periods ended September 30, 2019 or September 30, 2018.
Recent Accounting Pronouncements
Adopted Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The amendments in this ASU introduce broad changes to the accounting and reporting for leases by lessees. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities resulting from applying the fair value measurement, to be reflected on the lessee's balance sheet; and expanding and adding to the required disclosures for lessees. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard using a modified retrospective approach with a cumulative-effect adjustment to opening equity at the adoption date and include required disclosures for prior periods.
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
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).  The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are finalizing the effect this new guidance will have on our Consolidated Financial Statements and related disclosures. Based on a preliminary analysis performed, the overall effect of Topic 326 is estimated not to be material to the Consolidated Financial Statements upon adoption. We do not plan to early adopt this standard.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Nine months ended September 30,
	2019	2018
	(Dollars in millions)
Beginning balance	$1,488	$1,490
Change in reinsurance recoverable	(1)	1
Claim loss provision related to:
Current year	174	165
Prior years	—	—
Total title claim loss provision	174	165
Claims paid, net of recoupments related to:
Current year	(5)	(3)
Prior years	(162)	(162)
Total title claims paid, net of recoupments	(167)	(165)
Ending balance of claim loss reserve for title insurance	$1,494	$1,491
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

On October 22, 2019, a lawsuit was filed against Chicago Title Company and Chicago Title (collectively, the “Chicago Title Company”) styled as, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., Chicago Title Co., Case No. 3:19-cv-02031-GPC-KSC, pending in the United States District Court for the Southern District of California.  Plaintiffs allege they are investors solicited by Gina Champion-Cain to provide funds that Ms. Champion-Cain represented were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses.  Under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State.  Plaintiffs allege that the Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by the Chicago Title Company into which the investors’ funds were deposited.  The investors allege they were defrauded out of more than $75 million, and also seek consequential, treble, and punitive damages.  The Chicago Title Company is investigating the allegations and has not yet filed a response to the lawsuit but plans to do so on, or before the due date. No specific known claims reserve has been established as any amount of specific loss is not estimable.
We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$289	$—	$289
State and political subdivisions	—	77	—	77
Corporate debt securities	—	1,579	17	1,596
Mortgage-backed/asset-backed securities	—	72	—	72
Foreign government bonds	—	58	—	58
Preferred securities	18	266	—	284
Equity securities	684	—	—	684
Other long-term investments	—	—	116	116
Total assets	$702	$2,341	$133	$3,176

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Mortgage-backed/asset-backed securities	—	60	—	60
Foreign government bonds	—	62	—	62
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total assets	$514	$2,266	$118	$2,898

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

•
Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collateralized mortgage obligations and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.

•	Preferred securities: Preferred securities are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of September 30, 2019 was a range of 7.1% - 7.5% and a weighted-average of 7.2%. Based on the total fair value of our Level 3 other long-term investment as of September 30, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
Our Level 3 fair value measures for our corporate debt securities relate to multiple investments which are considered immaterial individually and in the aggregate.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three and nine-month periods ended September 30, 2019 and 2018.

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Other Long-Term	Corporate Debt		Other Long-Term	Corporate Debt
	Investment	Securities	Total	Investment	Securities	Total
	(In millions)			(In millions)
Fair value, beginning balance	$112	$16	$128	$102	$13	$115
Paid-in-kind dividends (1)	2	—	2	2	—	2
Purchases	—	1	1	—	—	—
Net valuation gain included in earnings (2)	2	—	2	—	—	—
Fair value, ending balance	$116	$17	$133	$104	$13	$117

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Other Long-Term	Corporate Debt		Other Long-Term	Corporate Debt
	Investment	Securities	Total	Investment	Securities	Total
	(In millions)			(In millions)
Fair value, beginning balance	$101	$17	$118	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01	—	—	—	100	—	100
Transfers from Level 2	—	—	—	—	13	13
Transfers to Level 2	—	(5)	(5)	—	—	—
Paid-in-kind dividends (1)	5	1	6	5	—	5
Purchases	—	6	6	—	—	—
Sales and maturities	—	(1)	(1)	—	—	—
Net valuation gain (loss) included in earnings (2)	10	—	10	(1)	—	(1)
Net unrealized loss included in other comprehensive earnings (3)	—	(1)	(1)	—	—	—
Fair value, ending balance	$116	$17	$133	$104	$13	$117

_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings
(3) Included in Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on the Condensed Consolidated Statements of Comprehensive Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three and nine months ended September 30, 2019 and three months ended 2018, respectively, transfers between Level 2 and Level 3 are not considered material. For the nine months ended September 30, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note D — Investments
The carrying amounts and fair values of our available for sale securities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$289	$280	$9	$—	$289
State and political subdivisions	77	75	2	—	77
Corporate debt securities	1,596	1,549	53	(6)	1,596
Mortgage-backed/asset-backed securities	72	69	3	—	72
Foreign government bonds	58	61	—	(3)	58
Total	$2,092	$2,034	$67	$(9)	$2,092

	December 31, 2018
	Carrying	Cost	Unrealized	Unrealized	Fair
	Value	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$225	$226	$1	$(2)	$225
State and political subdivisions	148	147	1	—	148
Corporate debt securities	1,503	1,510	6	(13)	1,503
Mortgage-backed/asset-backed securities	60	59	1	—	60
Foreign government bonds	62	67	—	(5)	62
Total	$1,998	$2,009	$9	$(20)	$1,998

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at September 30, 2019:

	September 30, 2019
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$334	16%	$331	16%
After one year through five years	1,160	57	1,183	57
After five years through ten years	361	18	382	18
After ten years	110	5	124	6
Mortgage-backed/asset-backed securities	69	4	72	3
Total	$2,034	100%	$2,092	100%

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018, were as follows (in millions):

September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$136	$(5)	$58	$(1)	$194	$(6)
Foreign government bonds	—	—	23	(3)	23	(3)
Total temporarily impaired securities	$136	$(5)	$81	$(4)	$217	$(9)

December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$71	$(1)	$117	$(1)	$188	$(2)
Corporate debt securities	661	(8)	301	(5)	962	(13)
Foreign government bonds	52	(3)	10	(2)	62	(5)
Total temporarily impaired securities	$784	$(12)	$428	$(8)	$1,212	$(20)

We recorded no impairment charges relating to investments during the three or nine-month periods ended September 30, 2019 or during the three-month period ended September 30, 2018. We recorded $3 million of impairment charges relating to investments during the nine-month period ended September 30, 2018. Impairment in the nine-month period ended September 30, 2018 relates to fixed maturity securities of investees entering Chapter 11 bankruptcy which exhibited decreasing fair market values and from which we are uncertain of our ability to recover our initial investment.
As of September 30, 2019 and December 31, 2018, we held no investment securities for which an other-than-temporary impairment had been previously recognized. It is possible that future events may lead us to recognize impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our condensed consolidated financial statements.
The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three months ended September 30, 2019				Nine months ended September 30, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Sales and maturities of fixed maturity securities available for sale	$1	$—	$1	$78	$3	$(1)	$2	$450
Sales and maturities of preferred securities	1	—	1	19	1	—	1	45
Sales of equity securities	5	—	5	5	10	—	10	129
Valuation of equity securities			(7)				161
Valuation of preferred securities			1				14
Valuation of other long term investments			2				9
Impairment of lease assets			—				(8)
Other realized gains and losses, net			1				(2)
Total			$4	$102			$187	$624

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)				(In millions)
Sales and maturities of fixed maturity securities available for sale	$—	$—	$—	$119	$4	$(3)	$1	$662
Sales and maturities of preferred securities	—	—	—	6	1	—	1	52
Sales of equity securities	2	(4)	(2)	89	5	(8)	(3)	108
Valuation of equity securities			42	—			30	—
Valuation of preferred securities			—	—			(8)	—
Property and equipment			—	—			5	21
Pacific Union sale			10	53			10	53
Other realized gains and losses, net			—	—			(1)	—
Total			$50	$267			$35	$896

Investment with Related Party
Included in equity securities as of September 30, 2019 and December 31, 2018 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $157 million and $98 million as of September 30, 2019 and December 31, 2018, respectively.

Note E — Notes Payable
Notes payable consists of the following:

	September 30, 2019	December 31, 2018
	(In millions)
4.50% Notes, net of discount	$443	$442
5.50% Notes, net of discount	398	398
Revolving Credit Facility	(3)	(4)
	$838	$836

At September 30, 2019, the estimated fair value of our unsecured notes payable was approximately $913 million, which was $63 million higher than its carrying value, excluding $12 million of net unamortized debt issuance costs and discount. The fair values of our unsecured notes payable are based on established market prices for the securities on September 30, 2019 and are considered Level 2 financial liabilities.
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
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Existing Credit Agreement was amended (the "Restated Credit Agreement").The material terms of the Restated Credit Agreement are set forth in our Annual Report

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

for the year ended December 31, 2018. As of September 30, 2019, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission ("SEC"). The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2018.

Gross principal maturities of notes payable at September 30, 2019 are as follows (in millions):
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million and $11 million as of September 30, 2019 and December 31, 2018, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned, Patterson, et al. v. Fidelity National Title Insurance Company, et al., Case No. GD 03-021176, originally filed on October 27, 2003, and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial, and that Plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company sought permission from the Pennsylvania Superior Court to appeal both the liability and damage multiplier issues; however, the petition was denied. The Company has filed a petition with the Pennsylvania Supreme Court requesting consideration

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

of the appeal on the merits, or in the alternative, an order directing the Pennsylvania Superior Court to grant interlocutory review. There has been no determination as to the size of the class. It is unknown whether plaintiffs will seek statutory or actual damages, or whether the judge will exercise discretion to award prejudgment interest or reasonable attorneys’ fees. Accordingly, damages are not reasonably estimable at this time. We will continue to vigorously defend this matter, and we do not believe the result will have a material adverse effect on our financial condition.
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

Note G — Dividends
On October 29, 2019, our Board of Directors declared cash dividends of $0.33 per share, payable on December 31, 2019, to FNF common shareholders of record as of December 17, 2019.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,487	$—	$1,487
Other revenues	653	40	693
Revenues from external customers	2,140	40	2,180
Interest and investment income, including realized gains and losses	54	7	61
Total revenues	2,194	47	2,241
Depreciation and amortization	38	6	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	389	(76)	313
Income tax expense (benefit)	94	(35)	59
Earnings (loss) before equity in earnings of unconsolidated affiliates	295	(41)	254
Equity in earnings of unconsolidated affiliates	1	1	2
Net earnings (loss)	$296	$(40)	$256
Assets	$9,305	$1,114	$10,419
Goodwill	2,461	265	2,726

As of and for the three months ended September 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,296	$—	$1,296
Other revenues	567	128	695
Revenues from external customers	1,863	128	1,991
Interest and investment income, including realized gains and losses	82	12	94
Total revenues	1,945	140	2,085
Depreciation and amortization	38	8	46
Interest expense	—	9	9
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	311	(24)	287
Income tax expense (benefit)	68	(17)	51
Earnings (loss) before equity in earnings of unconsolidated affiliates	243	(7)	236
Equity in earnings of unconsolidated affiliates	1	—	1
Net earnings (loss)	$244	$(7)	$237
Assets	$8,591	$780	$9,371
Goodwill	2,452	267	2,719

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

As of and for the nine months ended September 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$3,858	$—	$3,858
Other revenues	1,747	145	1,892
Revenues from external customers	5,605	145	5,750
Interest and investment income, including realized gains and losses	344	13	357
Total revenues	5,949	158	6,107
Depreciation and amortization	115	17	132
Interest expense	—	36	36
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,068	(138)	930
Income tax expense (benefit)	260	(50)	210
Earnings (loss) before equity in earnings of unconsolidated affiliates	808	(88)	720
Equity in earnings of unconsolidated affiliates	11	1	12
Net earnings (loss)	$819	$(87)	$732
Assets	$9,305	$1,114	$10,419
Goodwill	2,461	265	2,726
As of and for the nine months ended September 30, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$3,663	$—	$3,663
Other revenues	1,683	395	2,078
Revenues from external customers	5,346	395	5,741
Interest and investment income, including realized gains and losses	147	13	160
Total revenues	5,493	408	5,901
Depreciation and amortization	116	22	138
Interest expense	—	31	31
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	774	(85)	689
Income tax expense (benefit)	137	(33)	104
Earnings (loss) before equity in earnings of unconsolidated affiliates	637	(52)	585
Equity in earnings of unconsolidated affiliates	3	1	4
Net earnings (loss)	$640	$(51)	$589
Assets	$8,591	$780	$9,371
Goodwill	2,452	267	2,719

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Nine months ended September 30,
	2019	2018
Cash paid for:
Interest	$43	$33
Income taxes	152	127
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(7)	$1
Change in purchases of investments available for sale payable in period	(8)	(5)
Receivable for non-cash earnout proceeds for the Pacific Union Sale	—	10
Change in accrual for unsettled repurchases of formerly outstanding debt instruments	—	(11)
Lease liabilities recognized in exchange for lease right-of-use assets	27	—
Remeasurement of lease liabilities	57	—

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Note J — Revenue Recognition
On January 1, 2018, we adopted Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers, by applying the modified retrospective method. The adoption of ASC Topic 606 did not have an impact on the recognition of our primary sources of revenue, direct and agency title premiums, as those revenue streams are subject to the accounting and reporting requirements under ASC Topic 944. Timing of recognition of substantially all of our remaining revenue was also not impacted and we therefore did not record any cumulative effect adjustment to opening equity.
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2019	2018	2019	2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$660	$574	$1,725	$1,645
Agency title insurance premiums	Agency title insurance premiums	Title	827	722	2,133	2,018
Home warranty	Escrow, title-related and other fees	Title	45	46	132	137
Total revenue from insurance contracts			1,532	1,342	3,990	3,800
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	253	219	655	637
Other title-related fees and income	Escrow, title-related and other fees	Title	171	153	472	456
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	104	95	284	293
Real estate technology	Escrow, title-related and other fees	Corporate and other	26	25	77	77
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	11	95	32	305
Other	Escrow, title-related and other fees	Corporate and other	3	8	36	13
Total revenue from contracts with customers			568	595	1,556	1,781
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	80	54	204	160
Interest and investment income	Interest and investment income	Various	57	44	170	125
Realized gains and losses, net	Realized gains and losses, net	Various	4	50	187	35
Total revenues	Total revenues		$2,241	$2,085	6,107	5,901

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
Revenues from ServiceLink, excluding its title premiums, escrow fees and loan subservicing fees primarily include revenues from real estate appraisal services and foreclosure processing and facilitation services. Revenues from real estate appraisal services are recognized when all appraisal work is complete, a final report is issued to the client and the client is billed. Revenues from foreclosure processing and facilitation services are primarily recognized upon completion of the services and when billing to the client is complete.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2019	December 31, 2018
	(In millions)
Trade receivables	$362	$284
Deferred revenue (contract liabilities)	117	105

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, we recognized $44 million and $97 million of revenue, respectively, which was included in deferred revenue at the beginning of the period.

Note K — Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840. See Note A Basis of Financial Statements for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Condensed Consolidated Balance Sheet as of September 30, 2019.
Our operating leases range in term from one to ten years. As of September 30, 2019, the weighted-average remaining lease term of our operating leases was 4.2 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on the Company's incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of September 30, 2019 the weighted-average discount rate used to determine our operating lease liability was 4.33%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Condensed Consolidated Statements of Income and were $36 million and $109 million for the three and nine-month periods ended September 30, 2019, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2019 are as follows (in millions):

2019 (remaining)	$37
2020	136
2021	109
2022	81
2023	53
Thereafter	47
Total operating lease payments, undiscounted	$463
Less: present value discount	41
Lease liability, at present value	$422

Future payments under operating lease arrangements accounted for under ASC Topic 840 as of December 31, 2018 are as follows (in millions):

2019	$145
2020	121
2021	93
2022	68
2023	41
Thereafter	28
Total future minimum operating lease payments	$496

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
As of September 19, 2019, the Mortgage Bankers Association ("MBA") estimated (actual for fiscal year 2018) the size of the U.S. mortgage originations market as shown in the following table for 2018 - 2021 in its "Mortgage Finance Forecast" (in trillions):

	2021	2020	2019	2018
Purchase transactions	$1.3	$1.3	$1.3	$1.2
Refinance transactions	0.4	0.4	0.6	0.4
Total U.S. mortgage originations forecast	$1.7	$1.7	$1.9	$1.6
In 2018, average interest rates on 30-year, fixed-rate mortgages in the U.S. rose from approximately 4.0% to 4.9% through October, representing an increase of 22%, before retreating to 4.55% in the last week of December according to mortgage buyer Freddie Mac. As a result of the overall upward trend in rates, refinance transactions decreased in 2018 from the historically high levels experienced in years preceding 2017. Existing home sales decreased in the second half of 2018. Coupled with stagnant levels of new home construction over the same time period, the result has been a decline in total housing inventory and increase in average home prices, albeit with decreasing magnitude toward the end of 2018. Through the nine months ended September 30, 2019, mortgage interest rates continued to decline to an average of 3.61% in September 2019.
The combination of reduced housing inventory, increasing mortgage interest rates (through 2018) and increasing home prices led the MBA to lower mortgage origination forecasts for 2019 and beyond during the second half of 2018. Market volatility and the shift in mortgage interest rates in late 2018 and through the nine months ended September 30, 2019 have created uncertainty in forecasts of future mortgage interest rates and originations. During the nine months ended September 30, 2019, the U.S. Federal Reserve cut the target federal funds rate by 50 basis points and indicated it may further reduce the target rate if economic conditions deteriorate. The decrease in market interest rates through the nine months ended September 30, 2019 has begun to impact the volume of residential refinance transactions in 2019. See further discussion in the following Results of Operations section. The

MBA predicts overall mortgage originations in 2019 will slightly increase compared to the 2018 period, followed by a slight decrease in originations through 2021.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to indicate the U.S. economy remains on strong footing. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in September 2019. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at historically high levels through the third quarter of 2019, despite a slight drop from late 2018 highs. Toward the end of the fiscal year of 2018 and into 2019, there has been increased global economic uncertainty and stock market volatility. Such market uncertainty could ultimately impact U.S. real estate markets if these markets continue to worsen. We believe continued strong readings in domestic U.S. economic indicators present potential tailwinds for mortgage originations, despite growing risks from global economic uncertainties.
We cannot be certain how the effects of a generally strong U.S. economy, decreasing mortgage interest rates and global economic uncertainty will impact mortgage originations and our future results of operations from our residential business. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. Conversely, gradual increases in the Fed Funds Rate through the end of 2018 and the shift in late 2017 by the U.S. Federal Reserve to unwind its balance sheet are generally expected to adversely impact availability of financing by decreasing the overall money supply. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 through the nine months ended September 30, 2019, we experienced historically high volumes and fee-per-file in our commercial business.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$660	$574	$1,725	$1,645
Agency title insurance premiums	827	722	2,133	2,018
Escrow, title-related and other fees	693	695	1,892	2,078
Interest and investment income	57	44	170	125
Realized gains and losses, net	4	50	187	35
Total revenues	2,241	2,085	6,107	5,901
Expenses:
Personnel costs	702	654	1,979	1,926
Agent commissions	630	554	1,630	1,546
Other operating expenses	473	477	1,226	1,406
Depreciation and amortization	44	46	132	138
Provision for title claim losses	67	58	174	165
Interest expense	12	9	36	31
Total expenses	1,928	1,798	5,177	5,212
Earnings before income taxes and equity in earnings of unconsolidated affiliates	313	287	930	689
Income tax expense	59	51	210	104
Equity in earnings of unconsolidated affiliates	2	1	12	4
Net earnings	$256	$237	$732	$589
 Revenues.
Total revenues increased by $156 million in the three months ended September 30, 2019 and increased by $206 million in the nine months ended September 30, 2019 compared to the corresponding periods in 2018.
Net earnings increased by $19 million in the three months ended September 30, 2019 and increased by $143 million in the nine months ended September 30, 2019 compared to the corresponding periods in 2018.
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
Other operating expenses consist primarily of facilities expenses, title plant maintenance, premium taxes (which insurance underwriters are required to pay on title premiums in lieu of franchise and other state taxes), appraisal fees and other cost of sales on ServiceLink product offerings and other title-related products, postage and courier services, computer services, professional services, travel expenses, general insurance and bad debt expense on our trade and notes receivable.
The Provision for title claim losses includes an estimate of anticipated title and title-related claims, and escrow losses.
The change in expenses attributable to our reportable segments is discussed in further detail at the segment level below.
Income tax expense was $59 million and $51 million in the three-month periods ended September 30, 2019 and 2018, respectively, and $210 million and $104 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Income tax expense as a percentage of earnings before income taxes was 19% and 18% in the three-month periods ended September 30, 2019 and 2018, respectively, and 23% and 15% in the nine- month periods ended September 30, 2019 and 2018, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2019 nine-month period from the comparable period in 2018 was primarily attributable to a change in tax estimate in the three months ended June 30, 2018 relating to the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in statutory premium reserve associated with the redomestication of certain of our title underwriters.
Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$660	$574	$1,725	$1,645
Agency title insurance premiums	827	722	2,133	2,018
Escrow, title-related and other fees	653	567	1,747	1,683
Interest and investment income	51	42	153	122
Realized gains and losses, net	3	40	191	25
Total revenues	2,194	1,945	5,949	5,493
Expenses:
Personnel costs	677	619	1,881	1,831
Agent commissions	630	554	1,630	1,546
Other operating expenses	393	365	1,081	1,061
Depreciation and amortization	38	38	115	116
Provision for title claim losses	67	58	174	165
Total expenses	1,805	1,634	4,881	4,719
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$389	$311	$1,068	$774
Orders opened by direct title operations (in thousands)	592	456	1,574	1,439
Orders closed by direct title operations (in thousands)	409	339	1,031	1,014
Fee per file	$2,459	$2,623	$2,562	$2,521
Total revenues for the Title segment increased by $249 million, or 13%, in the three months ended September 30, 2019 and increased by $456 million, or 8%, in the nine months ended September 30, 2019 from the corresponding periods in 2018.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2019	Total	2018	Total	2019	Total	2018	Total
	(Dollars in millions)
Title premiums from direct operations	$660	44%	$574	44%	$1,725	45%	$1,645	45%
Title premiums from agency operations	827	56	722	56	2,133	55	2,018	55
Total title premiums	$1,487	100%	$1,296	100%	$3,858	100%	$3,663	100%
Title premiums increased by 15% in the three months ended September 30, 2019 as compared to the corresponding period in 2018. The increase is comprised of an increase in Title premiums from direct operations of $86 million, or 15%, and an increase in Title premiums from agency operations of $105 million, or 15%.
Title premiums increased by 5% in the nine months ended September 30, 2019 as compared to the corresponding period in 2018. The increase is comprised of an increase in Title premiums from agency operations of $115 million, or 6%, and an increase in Title premiums from direct operations of $80 million, or 5%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Opened title insurance orders from purchase transactions (1)	52%	70%	59%	69%
Opened title insurance orders from refinance transactions (1)	48	30	41	31
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	55%	71%	61%	68%
Closed title insurance orders from refinance transactions (1)	45	29	39	32
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. The increase in the three-month period is primarily attributable to an increase in closed order volumes, partially offset by a decrease in the fee per file. The increase in the nine-month period is primarily attributable to an increase in both fee per file and closed order volumes.
Closed title insurance order volumes from purchase transactions were flat in the three months ended September 30, 2019 as compared to the corresponding periods in 2018. We experienced a decrease in closed title insurance order volumes from purchase transactions and an increase in closed title insurance order volumes from refinance transactions in the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Total closed order volumes were 409,000 in the three months ended September 30, 2019 compared to 339,000 in the three months ended September 30, 2018 and 1,031,000 in the nine months ended September 30, 2019 compared to 1,014,000 in the nine months ended September 30, 2018. This represented an overall increase of 21% and 2%, respectively, in the three and nine months ended September 30, 2019 from the corresponding periods in 2018.
Total opened title insurance order volumes increased in the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. The increase in both the three and nine-month periods was primarily attributable to increased opened title orders from refinance transactions, partially offset by a decrease in opened title orders from purchase transactions.
The average fee per file in our direct operations was $2,459 and $2,562 in the three and nine months ended September 30, 2019, respectively, compared to $2,623 and $2,521 in the three and nine months ended September 30, 2018, respectively. The year-to-date increase in average fee per file reflects a stronger commercial market and a favorable increase in average property prices of underlying transactions, partially offset by an increased proportion of refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $105 million, or 15%, in the three months ended September 30, 2019 and increased $115 million, or 6%, in the nine months ended September 30, 2019 from the corresponding periods in 2018. The increase was directionally consistent with the trend in title premiums from direct operations and is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $86 million, or 15%, in the three months ended September 30, 2019 and increased $64 million, or 4%, in the nine months ended September 30, 2019 from the corresponding periods in 2018. Escrow fees, which are more closely related to our direct operations, increased by $35 million, or 16%, in the three months ended September 30, 2019 and increased by $20 million or 3% in the nine months ended September 30, 2019 as compared to the corresponding periods in 2018. The increase in the three and nine-month periods is directionally consistent with the change in title premiums from direct operations, albeit to a lesser magnitude resulting from a higher proportion of commercial transactions in the 2019 periods. Other fees in the Title segment, excluding escrow fees, increased by $52 million or 15% in the three months ended September 30, 2019 and increased by $45 million, or 4%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018. The changes in Other fees were driven by various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased by $9 million in the three months ended September 30, 2019 and increased $31 million in the nine months ended September 30, 2019 compared to the corresponding periods in 2018. The increase was primarily driven by the impact of increased market interest rates on the cash and investment portfolio and float income on tax-deferred property exchange businesses as well as an increase in average fixed maturity holdings period over period.
Realized gains and losses, net, decreased $37 million in the three months ended September 30, 2019 and increased $166 million in the nine months ended September 30, 2019 from the comparable periods in 2018. The decrease in the three-month period and the increase in the nine-month period are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $58 million, or 9%, in the three months ended September 30, 2019 and increased $50 million, or 3%, in the nine months ended September 30, 2019 compared to the corresponding periods in 2018. The increase in the three-month period is primarily attributable to increased average headcount and increased commissions driven by the increase in closed title order volumes in the 2019 period. The increase in the nine-month period is primarily attributable to increased commissions driven by the increase in closed title order volumes in the 2019 period, partially offset by reduced head count. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 52% and 54% for the three-month periods ended September 30, 2019 and 2018, respectively, and 54% and 55% in the nine-month periods ended September 30, 2019 and 2018, respectively. Average employee count in the Title segment was 24,233 and 23,511 in the three-month periods ended September 30, 2019 and 2018, respectively, and 23,219 and 23,289 in the nine-month periods ended September 30, 2019 and 2018, respectively.
Other operating expenses increased by $28 million, or 8%, in the three months ended September 30, 2019 and increased $20 million, or 2%, in the nine months ended September 30, 2019 from the corresponding periods in 2018. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses were 30% and 32% in the three months ended September 30, 2019 and 2018, respectively, and 31% and 32% in the nine months ended September 30, 2019 and 2018, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which have remained relatively consistent since 2018:

	Three months ended September 30,				Nine months ended September 30,
	2019	%	2018	%	2019	%	2018	%
	(Dollars in millions)
Agent premiums	$827	100%	$722	100%	$2,133	100%	$2,018	100%
Agent commissions	630	76%	554	77%	1,630	76%	1,546	77%
Net retained agent premiums	$197	24%	$168	23%	$503	24%	$472	23%
The claim loss provision for title insurance was $67 million and $58 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $174 million and $165 million in the nine-month periods ended September 30, 2019 and 2018, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
On September 24, 2018, we closed on the sale of Pacific Union, a real estate brokerage. The results of operations of Pacific Union are included through the date of sale.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues:
Escrow, title-related and other fees	$40	$128	$145	$395
Interest and investment income	6	2	17	3
Realized gains and losses, net	1	10	(4)	10
Total revenues	47	140	158	408
Expenses:
Personnel costs	25	35	98	95
Other operating expenses	80	112	145	345
Depreciation and amortization	6	8	17	22
Interest expense	12	9	36	31
Total expenses	123	164	296	493
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(76)	$(24)	$(138)	$(85)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $93 million, or 66%, in the three-month period ended September 30, 2019 and decreased $250 million, or 61%, in the nine-month period ended September 30, 2019 from the corresponding periods in 2018. The decrease is primarily attributable to the sale of Pacific Union, partially offset by increased revenue associated with the valuation of deferred compensation assets.
Personnel costs in the Corporate and Other segment decreased $10 million, or 29%, in the three-month period ended September 30, 2019 and increased $3 million, or 3%, in the nine-month period ended September 30, 2019 from the corresponding periods in 2018. The decrease in the three-month period ended September 30, 2019 is primarily attributable to reduced headcount as a result of the Pacific Union sale in the third quarter of 2018. The increase in the nine-month period ended September 30, 2019 is primarily attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets and increased costs resulting from growth of our real estate technology subsidiaries, partially offset by our sale of Pacific Union.
Other operating expenses in the Corporate and Other segment decreased $32 million, or 29%, in the three-month period ended September 30, 2019 and decreased $200 million, or 58%, in the nine-month period ended September 30, 2019 from the corresponding periods in 2018. The decrease in both the three and nine-month periods is primarily attributable to our sale of Pacific Union, which is partially offset by the Reverse Termination Fee of $50 million paid to Stewart on September 12, 2019.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.31 per share in the third quarter of 2019, or approximately $85 million to our FNF common shareholders. On October 29, 2019, our Board of Directors declared cash dividends of $0.33 per share, payable on December 31, 2019, to FNF common shareholders of record as of December 17, 2019. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of September 30, 2019, we had cash and cash equivalents of $1,530 million, short term investments of $554 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2018, $1,518 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2019 of approximately $127 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2019 and 2018 totaled $700 million and $671 million, respectively. The increase in cash provided by operating activities of $29 million is primarily attributable to the increase in pre-tax earnings and the timing of receipts and payments of payables, partially offset by the timing of receipts and payments of prepaid assets, receivables and income taxes. Included in net earnings in the 2019 period is our payment to Stewart of the Reverse Termination Fee of $50 million.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were $161 million and $42 million, respectively. The increase in cash used in investing activities of $119 million in the 2019 period compared to the 2018 period is primarily attributable to a $228 million decrease in net cash inflow from proceeds from calls and maturities of investment securities, partially offset by reduced purchases of investment securities and increased proceeds from sales of investment securities.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $69 million and $56 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
Financing Cash Flows. Our cash flows used in financing activities for the nine months ended September 30, 2019 and 2018 were $266 million and $317 million, respectively. The decrease in cash used in financing activities of $51 million from the 2019 period to the 2018 period is primarily attributable to $142 million of the equity portion of debt conversions paid in cash in the 2018 period and a $63 million increase in the change in secured trust deposits in the 2019 period, partially offset by purchases of treasury stock in the 2019 period.

Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2018.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 2,040,000 shares of FNF common stock during the nine months ended September 30, 2019 for approximately $82 million, or an average of $39.95 per share. Subsequent to September 30, 2019 through market close on October 29, 2019, we purchased 60,000 additional shares for $3 million, or an average of $44.16 per share. Since the original commencement of the 2018 Repurchase Program through market close on October 29, 2019, we repurchased a total of 2,760,000 FNF common shares for $106 million, or an average of $38.23 per share.
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
Off-Balance Sheet Arrangements. Other than inclusion of operating lease arrangements on the balance sheet, further discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report.
Critical Accounting Policies
Other than our adoption of ASC Topic 842 as further described in Notes A and K to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report for the year ended.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2019 - 7/31/2019	180,000	$42.50	180,000	22,930,000
8/1/2019 - 8/31/2019	330,000	43.76	330,000	22,600,000
9/1/2019 - 9/30/2019	300,000	44.16	300,000	22,300,000
Total	810,000	$43.63	810,000

(1)
On July 17, 2018, our Board of Directors approved the 2018 Repurchase Program, effective August 1, 2018, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021.

(2)	As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
Termination Agreement, dated September 9, 2019, among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2019).

10.2
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 30, 2019	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)