Form 10-K
period 2019-12-31
Fidelity National Financial, Inc.
filed 2020-02-14
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(904) 854-8100
___________________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
FNF Common Stock, $0.0001 par value	FNF	New York Stock Exchange
5.50% Notes due September 2022	FNF22	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2019 was $10,594,534,815 based on the closing price of $40.30 as reported by The New York Stock Exchange.
As of January 31, 2020 there were 275,607,954 shares of FNF common stock outstanding.

The information in Part III hereof for the fiscal year ended December 31, 2019, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

i

PART I

Item 1.	Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans.
As of December 31, 2019, we had the following reporting segments:

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
Leading title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2019, our insurance companies had a 34.1% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes more than 1,300 direct residential title offices and more than 5,300 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
Strategy
Our strategy in the title business is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to do the following:

•
Continue to operate multiple title brands independently.  We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include FNTIC, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Alamo Title, and National Title of New York. In our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with a particular brand and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.

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
Termination of Stewart Merger Agreement and Payment of Reverse Termination Fee
On March 18, 2018, we signed a merger agreement (the "Stewart Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). On, September 9, 2019, we entered into a mutual Termination Agreement with Stewart (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Stewart Merger Agreement, due to the Federal Trade Commission's issuance of an administrative complaint seeking to block the merger. In connection with the termination of the Stewart Merger Agreement, we paid to Stewart, on September 12, 2019, the Reverse Termination Fee (as defined in the Stewart Merger Agreement) consisting of $50 million in cash, which is included within other operating expenses in the Consolidated Statements of Earnings.
Pending Acquisition of FGL
On February 7, 2020, we signed a merger agreement (the “Merger Agreement”) to acquire FGL Holdings (“FGL”) (NYSE: FG) (the “FGL Merger”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the board of directors of FNF, at the First Effective Time (as defined in the Merger Agreement), the ordinary shares of FGL (the “Ordinary Shares”), including all restricted Ordinary Shares (whether vested or unvested), issued and outstanding as of immediately prior to the First Effective Time (other than (i) shares owned by FGL and any of its subsidiaries or FNF and any of its subsidiaries and (ii) shares in respect of which dissenters rights have been properly exercised and perfected under Cayman law) will be converted into the right to receive $12.50 in cash or 0.2558 shares (“the Stock Consideration”) of common stock of FNF (“FNF Common Stock”), at the election of the holder thereof and subject to the proration mechanics set forth in the Merger Agreement. Pursuant to the Merger Agreement, all Ordinary Shares held by FNF and its subsidiaries will be converted into the right to receive the Stock Consideration. Each Series B Cumulative Preferred Share, all of which are held by FNF and its subsidiaries, will be converted into the right to receive a number of shares of FNF Common Stock that is equal to (i) the Liquidation Preference (as defined in the Merger Agreement) divided by (ii) the Reference Parent Common Stock Price (as defined in the Merger Agreement).
Additionally, all options to purchase Ordinary Shares (“FGL Share Option”) and phantom unit denominated in Ordinary Shares (“FGL Phantom Unit”), in each case, outstanding immediately prior to the First Effective Time, will be canceled and converted into options to purchase FNF Common Stock and phantom units denominated in FNF Common Stock at the First Effective Time (collectively, the “Rollover Awards”), as applicable. The Rollover Awards will generally be subject to the same terms and conditions as applicable to the applicable canceled FGL Share Option or FGL Phantom Unit immediately prior to the First Effective Time, except that (i) all performance-vesting criteria will be deemed satisfied at the First Effective Time at the levels described in the Merger Agreement and such Rollover Awards will be subject only to time-based vesting conditions after the First Effective Time, and (ii) immediately prior to the First Effective Time, additional time-vesting credits will be provided to holders in respect of FGL Share Options and FGL Phantom Units granted prior to January 1, 2020, as described in the Merger Agreement.
The closing of the transaction is subject to certain closing conditions, including the approval by FGL stockholders, federal and state regulatory approvals, and the satisfaction of other customary closing conditions. Closing is expected in the second or third quarter of 2020.
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2019 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $12.2 billion in 2014 to $15.9 billion in 2018, which represents a $0.3 billion increase from 2017. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 84% of net premiums written in 2018. Approximately 38 independent title insurance companies accounted for the remaining 16% of net premiums written in 2018. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
We have more than 1,300 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to make sure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated primarily through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2019, we transact business with approximately 5,300 agents.
 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,381	44.6%	$2,221	45.2%	$2,170	44.3%
Agency	2,961	55.4	2,690	54.8	2,723	55.7
Total title insurance premiums	$5,342	100.0%	$4,911	100.0%	$4,893	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 28.9%, 30.6%, and 30.2% of total Title segment revenues in 2019, 2018, and 2017, respectively.
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
Reinsurance and Coinsurance.  We limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides an $80 million limit of coverage from a single loss occurrence for residential and commercial losses in excess of a $20 million retention per single loss occurrence ("First XOL Contract"). The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%.  The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%.  The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $620 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.24 billion.
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
Competition.  Competition in the title insurance industry is based primarily on service and price. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as numerous smaller title insurance companies, underwritten title companies and independent agency operations at the regional and local level. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by smaller regional companies and any new entrants with alternative products could affect our business operations and financial condition.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2019, the combined statutory unearned premium reserve required and reported for our title insurers was $1,446 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.

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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2020, our directly owned title insurers can pay dividends or make distributions to us of approximately $518 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,581 million and $1,383 million as of December 31, 2019 and 2018, respectively. The combined statutory earnings of our title insurers were $583 million, $625 million, and $434 million for the years ended December 31, 2019, 2018, and 2017, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2019.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2019.
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
Title Insurance Ratings. Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, FNTIC and National Title of New York. Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service (“Moody’s”) provide ratings for the entire FNF family of companies as a whole as follows:

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
As of December 31, 2019 and 2018, the carrying amount of total investments, which approximates the fair value, excluding investments in unconsolidated affiliates, was $4.3 billion and $3.4 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2019 and 2018:

	December 31,
	2019				2018
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$529	21.4%	$539	21.3%	$436	18.1%	$430	17.9%
Aa/AA	239	9.7	247	9.8	260	10.8	260	10.8
A	704	28.5	727	28.7	749	31.0	749	31.3
Baa/BBB	663	26.8	676	26.6	633	26.3	630	26.3
Lower	134	5.4	139	5.5	133	5.5	131	5.4
Other (2)	204	8.2	204	8.1	200	8.3	200	8.3
	$2,473	100.0%	$2,532	100.0%	$2,411	100.0%	$2,400	100.0%
______________________________________

(1)	Ratings as assigned by Moody’s Investors Service or Standard & Poor’s Ratings Group if a Moody's rating is unavailable.

(2)	This category is composed of unrated securities.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2019:

	December 31, 2019
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$341	16.8%	$341	16.3%
After one year through five years	1,093	53.9	1,117	53.4
After five years through ten years	403	19.8	424	20.3
After ten years	132	6.5	146	7.0
Mortgage-backed/asset-backed securities	60	3.0	62	3.0
	$2,029	100.0%	$2,090	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
At December 31, 2019 and 2018, we held $131 million and $137 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2019 and 2018, other long-term investments were $153 million and $135 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2019 and 2018, short-term investments amounted to $876 million and $480 million, respectively.
Our investment results for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019	2018	2017
	(Dollars in millions)
Net investment income (1)	$206	$169	$139
Average invested assets	$3,768	$3,291	$3,296
Effective return on average invested assets	5.5%	5.1%	4.2%
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
Employees
As of January 31, 2020, we had 25,063 full-time equivalent employees, which includes 24,443 in our Title segment and 620 in our Corporate and other segment. We monitor our staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Financial Information by Operating Segment
For financial information by operating segment, see Note R Segment Information to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

 Statement Regarding Forward-Looking Information

 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:

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

•	compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;

•	inability to obtain without unanticipated conditions or significant delay, if at all, the necessary approvals to consummate the FGL Merger;

•	inability to timely satisfy or obtain waiver of any of the closing conditions to the proposed FGL Merger;

•
failure to successfully integrate FGL’s business with that of FNF, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the FGL Merger will not be realized;

•	potential impact of the announcement or consummation of the FGL Merger on relationships, including employees, suppliers, customers and competitors;

•	regulatory investigations of the title insurance industry;

•	loss of key personnel that could negatively affect our financial results and impair our operating abilities;

•	our business concentration in the States of California and Texas are the source of approximately 14.3% and 13.8%, respectively, of our title insurance premiums;

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
 Additional Information
 Our website address is www.fnf.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

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
Goodwill aggregated approximately $2,727 million, or 25.5% of our total assets, as of December 31, 2019. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. In the year ended December 31, 2018, we recorded $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment. For the years ended December 31, 2019 and 2017, no goodwill impairment charge was recorded. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
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
Our title insurance subsidiaries must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2020, our title insurers may pay dividends or make distributions to us of approximately $518 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities and preferred stock in order to take advantage of perceived value and for strategic purposes. Economic and credit market conditions may adversely affect the ability of some issuers of investment securities to repay their obligations and affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition.
Failure of our enterprise-wide risk management processes could result in unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
As a large insurance entity and a publicly traded company, we have always had risk management functions, policies and procedures throughout our operations and management. These functions include but are not limited to departments dedicated to enterprise risk management and information technology risk management, information security, business continuity, lender strategy and development, and vendor risk management. These policies and procedures have evolved over the years as we continually reassess our processes both internally and to comply with changes in the regulatory environment. Due to limitations inherent in any internal process, if our risk management processes prove unsuccessful at identifying and responding to risks, we could incur unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of January 17, 2020 calculates an approximately $2.1 trillion mortgage origination market for 2019, which would be an increase from 2018 resulting primarily from increased refinance activity. However, the MBA predicts overall mortgage originations in 2020 and 2021 will decrease slightly when compared to 2019. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate. See discussion under 'Business Trends and Conditions' within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $18.7 billion at December 31, 2019. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Our title insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.
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
Because we are dependent upon California and Texas for approximately 14.3% and 13.8% and of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our title segment and, in 2019, California-based premiums accounted for approximately 28.9% of premiums earned by our direct operations and 0.8% of our agency premium revenues. Texas-based premiums accounted for 17.9% of premiums earned by our direct operations and 9.8% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 14.3% and 13.8%, respectively, of our total title insurance premiums for 2019. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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
If our claim loss prevention procedures fail, we could incur significant claim losses.
In the ordinary course of our title insurance business, we assume risks related to insuring clear title to residential and commercial properties. We have established procedures to mitigate the risk of loss from title claims, including extensive underwriting and risk assessment procedures. We also mitigate the risk of large claim losses by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. If inherent limitations cause our claim loss risk mitigation procedures to fail, we could incur substantial losses having an adverse effect on our results of operations or financial condition.
Our use of independent agents for a significant amount of our title insurance policies could adversely impact the frequency and severity of title claims.
In our agency operations, an independent agent performs the search and examination function or the agent may purchase a search product from us. In either case, the agent is responsible for ensuring that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. For each agent with whom we enter into an agency agreement, financial and loss experience records are maintained. Periodic audits of our agents are also conducted and the number of agents with whom we transact business is strategically managed in an effort to reduce future expenses and manage risks. Despite efforts to monitor the independent agents with which we transact business, there is no guarantee that an agent will comply with their contractual obligations to us. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by agents. Accordingly, our use of independent agents could adversely impact the frequency and severity of title claims.
Failure to respond to rapid changes in technology could adversely affect our results of operations or financial condition.
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
Our pending acquisition of FGL may expose us to certain risks.
On February 7, 2020, we signed a merger agreement (the “Merger Agreement”) to acquire FGL Holdings (“FGL”) (NYSE: FG) (the “FGL Merger”). Consummation of the FGL Merger is subject to the satisfaction or waiver of customary conditions. Additionally, the Merger Agreement contains certain customary termination rights in favor of either FNF or FGL. If the FGL Merger is completed, we may face challenges in integrating FGL into our existing infrastructure. These challenges include evaluating and possibly changing operations, facilities and systems, coordinating management and personnel, retaining key employees, and managing different corporate cultures. There can be no assurance that we will be able to fully integrate all aspects of the acquired business successfully, and the process of integrating this acquisition may disrupt our business and divert our resources.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are in Jacksonville, Florida in owned facilities.
The majority of our branch offices are leased from third parties. See Note B Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 45 states, Washington, DC, Canada and India.

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
On January 31, 2020, the last reported sale price of our common stock on the New York Stock Exchange was $48.75. We had approximately 6,400 shareholders of record.
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

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2019. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2014, with dividends reinvested over the periods indicated.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

Fidelity National Financial, Inc.	100.00	102.92	103.44	169.69	140.42	208.88
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	107.66	117.46	169.75	143.77	185.71

Dividends
Dividends declared on our common stock for the two most recent fiscal years are as follows:

	Year Ended December 31,
	2019	2018
	Cash Dividends per Share
First quarter	$0.31	$0.30
Second quarter	0.31	0.30
Third quarter	0.31	0.30
Fourth quarter	0.33	0.30
On February 13, 2020, our Board of Directors formally declared a $0.33 per FNF share cash dividend that is payable on March 31, 2020 to FNF shareholders of record as of March 17, 2020.
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
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2019, $1,868 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2020, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $518 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
Purchases of Equity Securities by the Issuer
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2019, we repurchased a total of 2,120,000 FNF common shares for an aggregate amount of $85 million or an average of $40.09 per share. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 2,780,000 FNF common shares for an aggregate amount of $106 million, or an average of $38.24 per share.
The following table summarizes repurchases of equity securities by FNF during the year ending December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2019 - 1/31/2019	60,000	$31.83	60,000	24,280,000
2/1/2019 - 2/28/2019	135,000	34.83	135,000	24,145,000
3/1/2019 - 3/31/2019	315,000	35.56	315,000	23,830,000
4/1/2019 - 4/30/2019	90,000	38.39	90,000	23,740,000
5/1/2019 - 5/31/2019	330,000	39.03	330,000	23,410,000
6/1/2019 - 6/30/2019	300,000	39.95	300,000	23,110,000
7/1/2019 - 7/31/2019	180,000	42.47	180,000	22,930,000
8/1/2019 - 8/31/2019	330,000	43.73	330,000	22,600,000
9/1/2019 - 9/30/2019	300,000	44.13	300,000	22,300,000
10/1/2019 - 10/31/2019	60,000	44.13	60,000	22,240,000
11/1/2019 - 11/30/2019	20,000	46.32	20,000	22,220,000
12/1/2019 - 12/31/2019	—	—	—	22,220,000
Total	2,120,000	$40.09	2,120,000

(1)
On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018. Under the stock repurchase program, we may repurchase up to 25 million shares of our FNF common stock through July 31, 2021.

(2)	As of the last day of the applicable month.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Certain reclassifications have been made to the prior year amounts to conform with the 2019 presentation.
On November 17, 2017 we completed the split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”), which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The results of FNFV are presented as discontinued operations in the following tables.
On September 29, 2017 we completed our tax-free distribution to FNF Group shareholders, of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). The results of Black Knight are presented as discontinued operations in the following tables.
Prior to November 17, 2017, our common stock was comprised of two tracking stocks, FNF Group common stock and FNFV Group common stock.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions, except share data)
Operating Data:
Revenue	$8,469	$7,594	$7,663	$7,257	$6,664
Expenses:
Personnel costs	2,696	2,538	2,460	2,275	2,137
Agent commissions	2,258	2,059	2,089	1,998	1,731
Other operating expenses	1,681	1,801	1,781	1,648	1,557
Depreciation and amortization	178	182	183	160	150
Provision for title claim losses	240	221	238	157	246
Interest expense	47	43	48	64	73
	7,100	6,844	6,799	6,302	5,894
Earnings before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	1,369	750	864	955	770
Income tax expense	308	120	235	347	274
Earnings before equity in earnings of unconsolidated affiliates	1,061	630	629	608	496
Equity in earnings of unconsolidated affiliates	15	5	10	14	5
Earnings from continuing operations, net of tax	1,076	635	639	622	501
Earnings from discontinued operations, net of tax	—	—	155	70	60
Net earnings	1,076	635	794	692	561
Less: net earnings attributable to noncontrolling interests	14	7	23	42	34
Net earnings attributable to FNF common shareholders	$1,062	$628	$771	$650	$527

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to FNF Group common shareholders	$3.89	$2.30	$2.44	$2.40	$1.95
Basic net earnings (loss) per share attributable to FNFV Group common shareholders			$1.68	$(0.06)	$(0.16)
Weighted average shares outstanding FNF Group, basic basis	273	273	271	272	277
Weighted average shares outstanding FNFV Group, basic basis			65	67	79
Diluted net earnings per share attributable to FNF Group common shareholders	$3.83	$2.26	$2.38	$2.34	$1.89
Diluted net earnings (loss) per share attributable to FNFV Group common shareholders			$1.63	$(0.06)	$(0.16)
Weighted average shares outstanding FNF Group, diluted basis	277	278	278	280	286
Weighted average shares outstanding FNFV Group, diluted basis			67	70	82
Dividends declared per share of FNF Group common stock	$1.26	$1.20	$1.02	$0.88	$0.80
Balance Sheet Data:
Investments (1)	$4,384	$3,549	$3,371	$3,782	$4,015
Cash and cash equivalents (2)	1,376	1,257	1,110	1,049	696
Total assets	10,677	9,301	9,151	14,521	14,043
Notes payable	838	836	759	987	981
Reserve for title claim losses	1,509	1,488	1,490	1,487	1,583
Redeemable NCI	344	344	344	344	344
Equity	5,365	4,628	4,467	6,898	6,588
Book value per share FNF Group (3)	$20.71	$18.05	$17.53	$22.81	$21.21
Book value per share FNFV Group (3)				$15.54	$15.05
Other Data:
Orders opened by direct title operations (in 000's)	2,066	1,818	1,942	2,184	2,092
Orders closed by direct title operations (in 000's)	1,448	1,315	1,428	1,575	1,472
Provision for title insurance claim losses as a percent of title insurance premiums (4)	4.5%	4.5%	4.9%	3.3%	5.7%
Title-related revenue (5):
Percentage direct operations	62.6%	64.3%	63.8%	63.2%	65.1%
Percentage agency operations	37.4%	35.7%	36.2%	36.8%	34.9%
______________________________________

(1)
Investments as of December 31, 2019, 2018, 2017, 2016, and 2015, include securities pledged to secured trust deposits of $422 million, $426 million, $367 million, $544 million, and $608 million, respectively.

(2)
Cash and cash equivalents as of December 31, 2019, 2018, 2017, 2016, and 2015 include cash pledged to secured trust deposits of $384 million, $412 million, $475 million, $331 million, and $108 million, respectively.

(3)	Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.

(4)	Includes the effects of the release of $97 million of excess reserves in the quarter ended December 31, 2016.

(5)	Includes title insurance premiums and escrow, title-related and other fees.

Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2019
Revenue	$1,722	$2,144	$2,241	$2,362
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	264	353	313	439
Net earnings attributable to FNF common shareholders	206	266	250	340
Basic earnings per share attributable to FNF common shareholders	0.75	0.97	0.92	1.24
Diluted earnings per share attributable to FNF common shareholders	0.74	0.96	0.90	1.22
Dividends paid per share FNF common stock	0.31	0.31	0.31	0.33
2018
Revenue	$1,693	$2,123	$2,085	$1,693
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	127	275	287	61
Net earnings attributable to FNF common shareholders	97	251	236	44
Basic earnings per share attributable to FNF common shareholders	0.36	0.92	0.86	0.16
Diluted earnings per share attributable to FNF common shareholders	0.35	0.90	0.85	0.16
Dividends paid per share FNF common stock	0.30	0.30	0.30	0.30

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Annual Report.
Overview
For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Item 7 of Part II of this Annual Report.
Recent Developments
Termination of Stewart Merger Agreement and Payment of Reverse Termination Fee
On March 18, 2018, we signed a merger agreement (the "Stewart Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). On September 9, 2019, we entered into a mutual Termination Agreement with Stewart (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Stewart Merger Agreement, due to the Federal Trade Commission's issuance of an administrative complaint seeking to block the merger. In connection with the termination of the Stewart Merger Agreement, on September 12, 2019, we paid to Stewart the Reverse Termination Fee (as defined in the Stewart Merger Agreement) consisting of $50 million in cash, which is included within other operating expenses in the Consolidated Statements of Earnings.
Pending Acquisition of FGL
On February 7, 2020, we signed a merger agreement (the “Merger Agreement”) to acquire FGL Holdings (“FGL”) (NYSE: FG) (the “FGL Merger”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the board of directors of FNF, at the First Effective Time (as defined in the Merger Agreement), the ordinary shares of FGL (the “Ordinary Shares”), including all restricted Ordinary Shares (whether vested or unvested), issued and outstanding as of immediately prior to the First Effective Time (other than (i) shares owned by FGL and any of its subsidiaries or FNF and any of its subsidiaries and (ii) shares in respect of which dissenters rights have been properly exercised and perfected under Cayman law) will be converted into the right to receive $12.50 in cash or 0.2558 shares (“the Stock Consideration”) of common stock of FNF (“FNF Common Stock”), at the election of the holder thereof and subject to the proration mechanics set forth in the Merger Agreement. Pursuant to the Merger Agreement, all Ordinary Shares held by FNF and its subsidiaries will be converted into the right to receive the Stock Consideration. Each Series B Cumulative Preferred Share, all of which are held by FNF and its subsidiaries, will be converted into the right to receive a number of shares of FNF Common Stock that is equal to (i) the Liquidation Preference (as defined in the Merger Agreement) divided by (ii) the Reference Parent Common Stock Price (as defined in the Merger Agreement).
Additionally, all options to purchase Ordinary Shares (“FGL Share Option”) and phantom unit denominated in Ordinary Shares (“FGL Phantom Unit”), in each case, outstanding immediately prior to the First Effective Time, will be canceled and converted into options to purchase FNF Common Stock and phantom units denominated in FNF Common Stock at the First Effective Time (collectively, the “Rollover Awards”), as applicable. The Rollover Awards will generally be subject to the same terms and conditions as applicable to the applicable canceled FGL Share Option or FGL Phantom Unit immediately prior to the First Effective Time, except that (i) all performance-vesting criteria will be deemed satisfied at the First Effective Time at the levels described in the Merger Agreement and such Rollover Awards will be subject only to time-based vesting conditions after the First Effective Time, and (ii) immediately prior to the First Effective Time, additional time-vesting credits will be provided to holders in respect of FGL Share Options and FGL Phantom Units granted prior to January 1, 2020, as described in the Merger Agreement.
The closing of the transaction is subject to certain closing conditions, including the approval by FGL stockholders, federal and state regulatory approvals, and the satisfaction of other customary closing conditions. Closing is expected in the second or third quarter of 2020.
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
As of January 17, 2020, the Mortgage Banker's Association ("MBA") estimated the size of the United States ("U.S.") residential mortgage originations market as shown in the following table for 2019 - 2022 in its "Mortgage Finance Forecast" (in trillions, 2018 represents actual originations):

	2022	2021	2020	2019	2018
Purchase transactions	$1.4	$1.3	$1.3	$1.3	$1.2
Refinance transactions	0.4	0.5	0.6	0.8	0.5
Total U.S. mortgage originations	$1.8	$1.8	$1.9	$2.1	$1.7
In 2018, total originations were reflective of a generally improving residential real estate market driven by increasing home prices and low mortgage interest rates. In 2018 average interest rates on 30-year, fixed-rate mortgages in the U.S. rose from approximately 4.0% to 4.9% through October, representing an increase of 22%, before retreating to 4.55% in the last week of December according to mortgage buyer Freddie Mac. As a result of the overall upward trend in rates, refinance transactions slightly decreased in 2018 from the historically high levels experienced in preceding years. Existing home sales also slightly decreased in 2018. In 2019, concerns over a slowing global economy and the impact of a prolonged trade war resulted in additional interest rate cuts in the second half of the year which significantly increased refinance transactions and slightly increased purchase transactions when compared to 2018.
During the second half of 2019, the combination of reduced housing inventory, lower mortgage interest rates and increasing home prices led the MBA to keep purchase transaction forecasts relatively flat for 2020 and beyond. The MBA expects a decrease in refinance transactions in each of the next three years. Mortgage interest rates are generally expected to remain flat in 2020. In a stagnate interest rate environment, refinance transactions are expected to stagnate. The MBA predicts overall residential mortgage originations in 2020 and 2021 will decrease compared to 2019.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to indicate the U.S. economy remains on strong footing. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in December 2019. Additionally, the Conference Board's monthly Consumer Confidence Index has remained at high levels through 2019, despite a slight decrease in the second half of the year. Toward the end of the fiscal year of 2018 and into 2019, there has been increased global economic uncertainty and stock market volatility as a result of, among other things, the ongoing trade war. Such market uncertainty could ultimately impact U.S. real estate markets if they worsen. We believe continued strong readings in domestic U.S. economic indicators present potential tailwinds for mortgage originations, despite growing risks from global economic uncertainties.
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
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. Conversely, long-term gradual increases in the Fed Funds Rate are generally expected to adversely impact availability of financing. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2017 to 2019 experienced historically high volumes and fee-per-file in our commercial business.
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
Geographic Operations
Our direct title operations are divided into approximately 180 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,300 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.

The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$764	14.3%	$681	13.9%	$708	14.5%
Texas	734	13.8	707	14.4	693	14.2
Florida	492	9.2	432	8.8	392	8.0
New York	311	5.8	310	6.3	311	6.3
Illinois	273	5.1	271	5.5	283	5.8
All others	2,768	51.8	2,510	51.1	2,506	51.2
Totals	$5,342	100.0%	$4,911	100.0%	$4,893	100.0%
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2019%		December 31, 2018%
	(in millions)		(in millions)
Known claims	$176	11.7%	$173	11.6%
IBNR	1,333	88.3	1,315	88.4
Total Reserve for Title Claim Losses	$1,509	100.0%	$1,488	100.0%
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
We recorded our loss provision rate at 4.5% for the year ended December 31, 2019. Our average loss provision rate was 4.5%, 4.5% and 4.9% for the years ended December 31, 2019, 2018 and 2017, respectively. Of such annual loss provision rates, 4.5%, for each of the years ended December 31, 2019, 2018 and 2017, respectively, related to losses on policies written in the current year, and the remainder, if any related to developments on prior year policies. The provision rate in 2019, 2018, and 2017 is supported by significant payment declines for prior policy years, and qualitative factors that would indicate favorable results, including better lender underwriting standards, extension of credit to higher quality borrowers, a high proportion of refinance activity, better claims expense management, better mechanic’s lien underwriting practices, and better fraud awareness by lenders, title insurers and settlement agents. In 2017, adverse development of prior year losses of $19 million or 0.4% of 2017 premium was accounted for in the provision rate.
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

The table below presents our title insurance loss development experience for the past three years:

	2019	2018	2017
	(In millions)
Beginning balance	$1,488	$1,490	$1,487
Change in reinsurance recoverable	1	—	(4)
Claims loss provision related to:
Current year	240	221	219
Prior years	—	—	19
Total title claim loss provision	240	221	238
Claims paid, net of recoupments related to:
Current year	(11)	(10)	(8)
Prior years	(209)	(213)	(223)
Total title claims paid, net of recoupments	(220)	(223)	(231)
Ending balance of claim loss reserve for title insurance	$1,509	$1,488	$1,490
Title premiums	$5,342	$4,911	$4,893

	2019	2018	2017
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	0.4
Total provision	4.5%	4.5%	4.9%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2019	$139	$112	$(31)	$220
Year ended December 31, 2018	140	118	(35)	223
Year ended December 31, 2017	145	121	(35)	231
As of December 31, 2019 and 2018, our recorded reserves were $1,509 million and $1,488 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $34 million above the mid-point of the provided range of $1.3 billion to $1.7 billion of our actuarial estimates as of December 31, 2019. Our recorded reserves were $44 million above the mid-point of the provided range of our actuarial estimates of $1.3 billion to $1.6 billion as of December 31, 2018.
During 2019, 2018, and 2017, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2005-2008. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2009 through 2019 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 12,800 claims at December 31, 2018 to approximately 11,800 claims at December 31, 2019. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $53 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2019 title premiums of $5,342 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2019, would result in an increase (decrease) in our provision for title claim losses of approximately $151 million.
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
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$288	$—	$288
State and political subdivisions	—	93	—	93
Corporate debt securities	—	1,570	17	1,587
Foreign government bonds	—	60	—	60
Mortgage-backed/asset-backed securities	—	62	—	62
Preferred securities	65	258	—	323
Equity securities	810	—	1	811
Other long-term investments	—	—	120	120
Total assets	$875	$2,331	$138	$3,344

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Foreign government bonds	—	62	—	62
Mortgage-backed/asset-backed securities	—	60	—	60
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total assets	$514	$2,266	$118	$2,898

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
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of December 31, 2019 was a range of 6.8% - 7.4% and a weighted-average of 7.0%. Based on the total fair value of our Level 3 other long-term investment as of December 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the twelve months ended December 31, 2019.

	Other long-term	Equity	Corporate debt
	investments	securities	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01 (1)	100	—	—	100
Transfers from Level 2	—	—	17	17
Paid-in-kind dividends (2)	7	—	—	7
Purchases	—	—	1	1
Net change in fair value included in earnings (3)	(6)	—	—	(6)
Net unrealized loss included in other comprehensive (loss) earnings	—	—	(1)	(1)
Fair value, December 31, 2018	$101	$—	$17	$118
Transfers to Level 2	—	—	(6)	(6)
Paid-in-kind dividends (2)	8	—	1	9
Purchases	—	—	7	7
Net change in fair value included in earnings (3)	11	1	(2)	10
Fair value, December 31, 2019	$120	$1	$17	$138
___________________________________________
(1) See Note S. Recent Accounting Pronouncements for further discussion.
(2) Included in Interest and investment income on the Consolidated Statements of Earnings
(3) Included in Realized gains and losses, net on the Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the year ended December 31, 2019, transfers between Level 2 and Level 3 are not considered material to the Company's financial position or results of operations. For the year ended December 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
During the years ended December 31, 2019, 2018 and 2017, we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired of $8 million, $3 million, and $1 million, respectively. Refer to Note D. Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion.
Goodwill.  We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2019 and 2018, goodwill was $2,727 million and $2,726 million, respectively. The majority of our goodwill as of December 31, 2019 relates to goodwill recorded in connection with the Chicago Title merger in 2000 and our acquisition of ServiceLink in 2014. Refer to Note F Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. As a result of our analysis, $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment was recorded in the year ended December 31, 2018 . For the years ended December 31, 2019 and 2017, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value. As of December 31, 2019, we have determined that our title segment goodwill has a fair value which substantially exceeds its carrying value.
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
We recorded no impairment expense to other intangible assets during the year ended December 31, 2019. We recorded $3 million and $1 million in impairment expense to other intangible assets during the years ended December 31, 2018 and 2017, respectively. The impairment in 2018 primarily relates to an acquired customer relationship asset in our Title segment. The impairment in 2017 was for computer software at ServiceLink.
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

Results of Operations
 Consolidated Results of Operations
 Net earnings.  The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Revenue:
Direct title insurance premiums	$2,381	$2,221	$2,170
Agency title insurance premiums	2,961	2,690	2,723
Escrow, title-related and other fees	2,584	2,615	2,637
Interest and investment income	225	177	131
Realized gains and losses, net	318	(109)	2
Total revenue	8,469	7,594	7,663
Expenses:
Personnel costs	2,696	2,538	2,460
Agent commissions	2,258	2,059	2,089
Other operating expenses	1,681	1,801	1,781
Depreciation and amortization	178	182	183
Provision for title claim losses	240	221	238
Interest expense	47	43	48
Total expenses	7,100	6,844	6,799
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,369	750	864
Income tax expense on continuing operations	308	120	235
Equity in earnings of unconsolidated affiliates	15	5	10
Net earnings from continuing operations	$1,076	$635	$639
 Revenues.
Total revenue in 2019 increased $875 million compared to 2018, primarily attributable to increases in both our direct and agency premiums, increases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings, partially offset by a decrease in escrow, title-related and other fees. Total revenue in 2018 decreased $69 million compared to 2017, primarily due to a decrease in agent remittances and non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in interest income and direct title premiums.
See Note T. Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations increased $441 million in the year ended December 31, 2019, compared to 2018 and decreased $4 million in the year ended December 31, 2018, compared to 2017.
The change in revenue and net earnings is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $225 million, $177 million, and $131 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increase in 2019 as compared to 2018 is primarily attributable to increased fixed maturity interest income due to an increased average fixed maturity portfolio balance, increased interest income from our tax-deferred property exchange business, and increased interest income from a higher average balance of cash and cash equivalents and short term investments portfolio balance compared to the prior year, partially offset by lower investment yields as a result of declining interest rates year-over-year. The increase in 2018 as compared to 2017 is primarily attributable to increased interest income in our tax-deferred property exchange business and increased yield on our cash and cash equivalents and short term investments. The effective return on average invested assets, excluding realized gains and losses, was 5.5%, 5.1%, and 4.2% for the years ended December 31, 2019, 2018, and 2017, respectively.
Net realized gains (losses) totaled $318 million, $(109) million, and $2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Net realized gains for the year ended December 31, 2019 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $316 million, non-cash valuation gains on other long-term investments of $11 million, gains on sales of equity securities of $10 million, partially offset by impairments of lease assets of $8 million, net realized losses of $5 million on sales and maturities of fixed maturity investment securities, and $7 million of other net realized losses. Net realized losses for the year ended December 31, 2018 are primarily attributable to non-cash valuation losses on equity and preferred security holdings of $95 million, losses on sales of equity securities of $21 million, and asset impairments of $7 million, partially offset by net realized gains of $3 million on sales and maturities of preferred and fixed maturity investment securities and $9 million of other realized gains. The net realized gains for the year ended December 31, 2017 includes a gain of $9 million on the sale of an other long term investment and a gain of $2 million related to the sale of fixed assets, offset by losses of $6 million on redemptions of convertible debt, net losses on sales and impairment of available for sale investments of $1 million, and $2 million of other miscellaneous losses.
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
Income tax expense was $308 million, $120 million, and $235 million for the years ended December 31, 2019, 2018, and 2017, respectively. Income tax expense as a percentage of earnings from continuing operations before income taxes for the years ended December 31, 2019, 2018, and 2017 was 22.5%, 16.0%, and 27.2%, respectively. Income tax expense as a percentage of earnings before income taxes fluctuates depending on our estimate of ultimate income tax liability and changes in the characteristics of net earnings, such as the weighting of operating income versus investment income. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). Among other provisions, the Tax Reform Act reduced the Federal statutory corporate income tax rate from 35% to 21% and limited or eliminated certain deductions. The increase in the effective rate in 2019 compared to 2018 is primarily attributable to the residual impacts of the Tax Reform Act in 2018. The decrease in the effective tax rate in 2018 compared to 2017 period is primarily attributable to the decreased federal tax rate associated with the passage of the Tax Reform Act and a $45 million decrease in tax expense in 2018 regarding the timing of payments for, and tax rate applicable to, our tax liability resulting from the decrease in our statutory premium reserves associated with the redomestication of certain of our title insurance underwriters in 2017. See Note K. Income Taxes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our income tax expense, deferred tax assets and liabilities, and effective tax rate.

Segment Results of Operations
 Title
The following table presents the results of our Title segment for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Direct title insurance premiums	$2,381	$2,221	$2,170
Agency title insurance premiums	2,961	2,690	2,723
Escrow, title-related and other fees	2,389	2,204	2,181
Interest and investment income	202	170	131
Realized gains and losses, net	326	(110)	6
Total revenue	8,259	7,175	7,211
Expenses:
Personnel costs	2,562	2,444	2,366
Other operating expenses	1,509	1,421	1,404
Agent commissions	2,258	2,059	2,089
Depreciation and amortization	154	154	159
Provision for title claim losses	240	221	238
Total expenses	6,723	6,299	6,256
Earnings before income taxes	$1,536	$876	$955
Orders opened by direct title operations (in 000's)	2,066	1,818	1,942
Orders closed by direct title operations (in 000's)	1,448	1,315	1,428
Total revenues in 2019 increased $1,084 million or 15% compared to 2018. Total revenues in 2018 decreased $36 million or less than 1% compared to 2017. The increase in the year ended December 31, 2019 is primarily attributable to increases in both our direct and agency premiums, increases in escrow, title-related and other fees, increases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings. The decrease in the year ended December 31, 2018 is primarily attributable to a decrease in agency remittances and non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in investment income and direct title premiums.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Title premiums from direct operations	$2,381	44.6%	$2,221	45.2%	$2,170	44.3%
Title premiums from agency operations	2,961	55.4	2,690	54.8	2,723	55.7
Total title premiums	$5,342	100.0%	$4,911	100.0%	$4,893	100.0%
Title premiums increased 9% in the year ended December 31, 2019 as compared to 2018. The increase was a result of an increase in premiums from direct operations of $160 million, or 7%, and an increase in premiums from agency operations of $271 million, or 10%. Title premiums increased less than 1% in the year ended December 31, 2018 as compared to 2017.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:
	Year ended December 31,
	2019	2018	2017

Opened title insurance orders from purchase transactions (1)	56.7%	68.5%	63.1%
Opened title insurance orders from refinance transactions (1)	43.3	31.5	36.9
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	57.6%	68.2%	62.8%
Closed title insurance orders from refinance transactions (1)	42.4	31.8	37.2
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in 2019, primarily due to an increase in closed order volumes, partially offset by a decrease in the average fee per file. Closed order volumes were 1,448,000 in the year ended December 31, 2019 compared with 1,315,000 in the year ended December 31, 2018. This represented an increase of 10.1%. The increase in closed order volumes was primarily attributable to increased residential refinance activity as a result of lower mortgage interest rates in the year ended December 31, 2019 compared to 2018.
The average fee per file in our direct operations was $2,511 and $2,585 in the years ended December 31, 2019 and 2018, respectively. The decrease in average fee per file year over year reflects the increase in residential refinance activity, partially offset by an increase in the average fee per file in both commercial and residential purchase transactions. The residential fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $271 million, or 10%, in the year ended December 31, 2019 as compared to 2018 and decreased $33 million, or 1%, in the year ended December 31, 2018 as compared to 2017. The increase in 2019 as compared to 2018 reflects an improving residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in increased refinance business with agents. The decrease in 2018 as compared to 2017 reflects a decrease of $51 million related to adjustments to our accrued agent premiums receivable, partially offset by an increase in remittances.
Escrow, title-related and other fees increased by $185 million, or 8%, in the year ended December 31, 2019 from 2018. Escrow fees, which are more directly related to our direct operations, increased $72 million, or 9%, in the year ended December 31, 2019 compared to 2018. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $113 million, or 8%, in the year ended December 31, 2019 compared to 2018. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations. Escrow, title related and other fees increased by $23 million, or 1%, in the year ended December 31, 2018 from 2017. Escrow fees increased $6 million, or less than 1%, in the year ended December 31, 2018 compared to 2017. The increase is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased $17 million, or 1%, in the year ended December 31, 2018 compared to 2017. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $32 million in the year ended December 31, 2019 compared to 2018 and increased $39 million in the year ended December 31, 2018 compared to 2017. The increase in 2019 was primarily attributable to increased fixed maturity interest income due to an increased average fixed maturity portfolio balance, increased interest income from our tax-deferred property exchange business, and increased yield on our cash and cash equivalents and short term investments.The increase in 2018 was primarily attributable to increased interest income in our tax-deferred property exchange business.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. The $118 million, or 5% increase in the year ended December 31, 2019 compared to 2018 is directionally consistent with and primarily attributable to the increase in revenue. The $78 million, or 3%, increase in the year ended December 31, 2018 compared to 2017 is directionally consistent with and primarily attributable to the increase in revenue. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees was 54% and 55% for years ended December 31, 2019 and 2018, respectively. Average employee count in the Title segment was 23,484 and 23,165 in the years ended December 31, 2019 and 2018, respectively.
Other operating expenses increased $88 million, or 6%, in the year ended December 31, 2019 compared to 2018. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses remained flat in the year ended December 31, 2019 compared to 2018. Other operating expenses increased $17 million, or 1% in the year ended December 31, 2018 compared to 2017. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses was 32% in the years ended December 31, 2019, 2018, and 2017.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent title premiums and agent commissions:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Agent title premiums	$2,961	100.0%	$2,690	100.0%	$2,723	100.0%
Agent commissions	2,258	76.3	2,059	76.5	2,089	76.7
Net retained agent premiums	$703	23.7%	$631	23.5%	$634	23.3%
Net margin from agency title insurance premiums retained as a percentage of total agency premiums in the year ended December 31, 2019 increased due to increased refinance activity when compared to the 2018 and 2017 periods.
The provision for title claim losses includes an estimate of anticipated title and title-related claims and escrow losses. The estimate of anticipated title and title-related claims is accrued as a percentage of title premium revenue based on our historical loss experience and other relevant factors. Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies. Effective October 1, 2017, we revised our loss provision rate to 4.5% from 5%. The revision was attributable to favorable development on more recent policy year claims. No revisions were made to our loss provision in the years ended December 31, 2019 or 2018.
The claim loss provision for title insurance was $240 million, $221 million, and $238 million for the years ended December 31, 2019, 2018, and 2017, respectively. These amounts reflected average claim loss provision rates of 4.5% for 2019, 4.5% for 2018, and 4.9% for 2017. We will continue to monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter.

Corporate and Other
The following table presents the results of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenues:
Escrow, title-related and other fees	$195	$411	$456
Interest and investment income	23	7	—
Realized gains and losses, net	(8)	1	(4)
Total revenue	210	419	452
Expenses:
Personnel costs	134	94	94
Other operating expenses	172	380	377
Depreciation and amortization	24	28	24
Interest expense	47	43	48
Total expenses	377	545	543
Loss before income taxes	$(167)	$(126)	$(91)
Total revenue in our Corporate and Other segment decreased $209 million, or 50%, in the year ended December 31, 2019 compared to 2018 and decreased $33 million, or 7%, in the year ended December 31, 2018 compared to 2017. The decrease in 2019 is primarily attributable to the sale of Pacific Union in the third quarter of 2018, partially offset by increased revenue associated with the valuation of deferred compensation assets. The decrease in 2018 is primarily attributable to a decrease of $74 million associated with lower real estate brokerage revenue resulting from the sale of Pacific Union, partially offset by growth and acquisitions in our real estate technology businesses resulting in increased revenue of $31 million in 2018 and increased interest income on corporate cash holdings of $7 million in 2018.
Personnel costs increased $40 million, or 43%, in the year ended December 31, 2019 compared to 2018 and remained flat in the year ended December 31, 2018 compared to 2017. The increase in 2019 is primarily attributable to increased valuation of deferred compensation plan assets, increased costs resulting from growth of our real estate technology subsidiaries, and increased severance expense related to the departure of certain executives. In 2018 there were increased personnel costs related to acquisitions when compared 2017; however, these increased personnel costs were offset by the Pacific Union sale.
Other operating expenses decreased $208 million, or 55% in the year ended December 31, 2019 from 2018 and increased $3 million, or 1%, in the year ended December 31, 2018 from 2017. The decrease in 2019 from 2018  is primarily attributable to the Pacific Union sale, which is partially offset by the Reverse Termination Fee of $50 million paid to Stewart on September 12, 2019. The increase in 2018 from 2017 is primarily attributable to an increase of $13 million attributable to growth in our real estate technology subsidiaries in 2018 and the inclusion of $33 million of expense eliminations (reduction to expense) in 2017 related to elimination of expense with Black Knight, partially offset by decreased expense in 2018 resulting from the Pacific Union sale.
Interest expense increased $4 million, or 9%, in the year ended December 31, 2019 compared to 2018 and decreased $5 million, or 10%, in the year ended December 31, 2018 compared to 2017. The increase in 2019 is primarily attributable to interest associated with our 4.50% Notes issued in August 2018. The decrease in 2018 compared to 2017 is primarily attributable to the final settlement of our convertible Notes in August 2018 and 6.6% Senior Notes in the 2017 period, partially offset by interest associated with our 4.50% Notes issued in August 2018. See Note J Notes Payable to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of our outstanding debt.
Discontinued Operations
As a result of the FNFV Split-off and BK Distribution, the results of operations of FNFV and Black Knight are included in discontinued operations. Earnings from discontinued operations, net of tax, were $155 million in the year ended December 31, 2017. Refer to Note G Discontinued Operations to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further information, including a breakout of the results of operations of both FNFV and Black Knight.

Liquidity and Capital Resources
Cash Requirements.  Our current cash requirements include personnel costs; operating expenses; claim payments; taxes; payments of interest and principal on our debt, including any premiums thereon, if any; capital expenditures; business acquisitions; stock repurchases and dividends on our common stock. We paid dividends of $1.26 per share during 2019, or approximately $344 million. On February 13, 2020, our Board of Directors formally declared a $0.33 per share cash dividend that is payable on March 31, 2020 to FNF shareholders of record as of March 17, 2020. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include stock repurchases, acquisitions, and debt repayments.
As of December 31, 2019, we had cash and cash equivalents of $1,376 million, short term investments of $876 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
 Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each state of domicile regulates the extent to which our title underwriters can pay dividends or make distributions. As of December 31, 2019, $1,868 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. During 2020, our title insurance subsidiaries can pay or make distributions to us of approximately $518 million. Our underwritten title companies and non-title insurance subsidiaries collect revenue and pay operating expenses. However, they are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2019, 2018, and 2017 were $1,121 million, $943 million and $737 million, respectively, inclusive of discontinued operations. Operating cash flows from discontinued operations for the year ended December 31, 2017 was $106 million. The increase in cash provided by operations of $178 million in the 2019 period from the 2018 period is primarily attributable to the increase in pre-tax earnings and the timing of receipts and payments of payables, partially offset by the timing of receipts and payments of prepaid assets, receivables and income taxes. Included in net earnings in the 2019 period is our payment to Stewart of the Reverse Termination Fee of $50 million. The increase in cash provided by operations of $206 million in the 2018 period from the 2017 period is primarily attributable to lower realized gains on sales of investments and assets, which are included in earnings but relate to investing activities, and a $128 million decrease in payments for income taxes by continuing operations in the 2018 period, partially offset by the inclusion of cash flows from discontinued operations in the 2017 period.
Investing Cash Flows. Our cash (used in) provided by investing activities for the years ended December 31, 2019, 2018, and 2017 were $(520) million, $(354) million and $79 million, respectively, inclusive of discontinued operations. Cash used in investing activities from discontinued operations for the year ended December 31, 2017 was $57 million. The decrease in cash provided by

(increase in cash used in) investing activities of $(166) million in the 2019 period from the 2018 period is primarily attributable to a decrease in net cash inflow from proceeds from calls and maturities of investment securities, partially offset by reduced purchases of investment securities. The decrease in cash provided by (increase in cash used in) investing activities of $(433) million in the 2018 period from the 2017 period is primarily attributable to $681 million increase in net outflows from purchases of investments and additional investments in unconsolidated investees, net of sales of investments and distributions of and from equity and fixed income investments, partially offset by a $160 million decrease in cash used in acquisitions, net of disposals, and a decrease in capital expenditures in the 2018 period.
 Capital Expenditures.  Total capital expenditures for property and equipment and capitalized software were $96 million, $83 million and $149 million for the years ended December 31, 2019, 2018, and 2017, respectively. The 2019 period primarily consists of capital expenditures in our Title segment. The 2018 period primarily consists of capital expenditures in our Title segment and the decrease from the 2017 period is primarily attributable to discontinued operations. The 2017 period consists of capital expenditures of $74 million related to our continuing operations, primarily our Title segment, and $75 million related to discontinued operations.
Financing Cash Flows. Our cash used in financing activities for the years ended December 31, 2019, 2018, and 2017 were $482 million, $442 million and $1,029 million, respectively, inclusive of discontinued operations. The increase in cash used in financing activities of $40 million in the 2019 period from the 2018 period is primarily attributable to increased purchases of treasury stock of $66 million, a decrease in the change in net borrowing activity of $72 million, a decrease in net change of secured trust deposits of $23 million, increased dividends paid of $16 million, and increased other financing activities of $25 million, partially offset by increased exercise of stock options of $20 million and the payment of the equity portion of debt conversions settled in cash of $142 million in the 2018 period. The decrease in cash used in financing activities of $587 million in the 2018 period from the 2017 period is primarily attributable to a $458 million decrease in net debt service payments, net of borrowings, in the 2018 period, $109 million in cash transferred in the BK Distribution and FNFV Split-off in the 2017 period, repurchases of BKFS stock by Black Knight of $47 million in the 2017 period, and a $22 million decrease in change in secured trust deposits, partially offset by an increase in cash dividends paid of $50 million in the 2018 period.
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
As of December 31, 2019, our required annual payments relating to these contractual obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Notes payable principal repayment	$—	$—	$400	$—	$—	$450	$850
Operating lease payments	145	121	93	64	37	23	483
Pension and other benefit payments	15	14	13	12	12	95	161
Title claim loss estimated payments	220	218	173	138	97	663	1,509
Interest on fixed rate notes payable	42	42	35	20	20	102	261
Total	$422	$395	$714	$234	$166	$1,333	$3,264
As of December 31, 2019, we had title insurance reserves of $1,509 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:

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
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2019, we repurchased a total of 2,120,000 FNF common shares for an aggregate of $85 million or an average of $40.09 per share. Since the original commencement of the 2018 Repurchase Program, we have repurchased a total of 2,780,000 FNF common shares for an aggregate of $106 million, or an average of $38.24 per share.
Equity and Preferred Security Investments.  Our equity and preferred security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of equity and preferred security investments held as of any given period end within earnings. Our results of operations in future periods will be subject to such volatility.
Off-Balance Sheet Arrangements. We do not engage in off-balance sheet activities other than our escrow operations. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $18.7 billion and $13.5 billion at December 31, 2019 and 2018, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note S Recent Accounting Pronouncements to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of this Annual Report and in our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased real estate activity, which depends in part on the level of interest rates, may reduce our revenues.
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
At December 31, 2019, we had $838 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2019, we held $811 million in marketable equity securities (not including our investments in preferred securities of $323 million and our investments in unconsolidated affiliates of $131 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, short-term investments, and trade receivables. We require placement of cash in financial institutions evaluated as highly creditworthy.
For purposes of this Annual Report, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 30.4% of total liabilities at December 31, 2019) is not included in the hypothetical effects.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2019 and December 31, 2018, are as follows:
 Interest Rate Risk
At December 31, 2019, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities which are tied to interest rates of $86 million as compared with a (decrease) increase of $70 million at December 31, 2018.
Equity Price Risk
At December 31, 2019, a 20% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $162 million, as compared with an increase (decrease) of $100 million at December 31, 2018.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Title Claim Losses
Description of the Matter
The Company’s reserve for title claim losses totaled $1.51 billion as of December 31, 2019. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
Auditing the Company’s reserve for title claim losses was complex because of the highly judgmental nature of the determination of the loss provision rates used in the valuation of the reserve for title claim losses. The significant judgment was primarily due to the sensitivity of management’s estimate to claim loss history, industry trends, current legal environment, and geographic considerations.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the loss provision rates and the recorded reserve for title claim losses. These controls included, among others, the review and approval process management has in place for the development of the loss provision rates and the estimation of the reserve for title claim losses.
To evaluate the judgment used by management in determining the loss provision rates, among other procedures, we considered claim loss history, industry trends, current legal environment and geographic considerations, and how management assessed these factors in the current period as compared to prior periods. With the assistance of our actuarial specialists, we performed an evaluation of the Company’s current year loss provision rates compared with those used in prior periods, as well as a review of loss development experience for prior years. We also independently calculated a range of reasonable reserve estimates which we compared to management’s recorded reserve for title claim losses.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017

Jacksonville, Florida
February 14, 2020

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except share data)
ASSETS
Investments:
Fixed maturities available for sale, at fair value, at December 31, 2019 and 2018, includes pledged fixed maturities of $410 and $418, respectively, related to secured trust deposits	$2,090	$1,998
Preferred securities, at fair value	323	301
Equity securities, at fair value	811	498
Investments in unconsolidated affiliates	131	137
Other long-term investments	153	135
Short-term investments, includes pledged short term investments of $12 and $8 at December 31, 2019 and 2018, respectively, related to secured trust deposits	876	480
Total investments	4,384	3,549
Cash and cash equivalents, at December 31, 2019 and 2018, includes pledged cash of $384 and $412, respectively, related to secured trust deposits	1,376	1,257
Trade and notes receivables, net of allowance of $20 and $19 at December 31, 2019 and 2018, respectively	346	306
Goodwill	2,727	2,726
Prepaid expenses and other assets	432	377
Lease assets	410	—
Other intangible assets, net	422	513
Title plants	404	405
Property and equipment, net	176	164
Income taxes receivable	—	4
Total assets	$10,677	$9,301

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$1,094	$956
Income taxes payable	10	—
Notes payable	838	836
Reserve for title claim losses	1,509	1,488
Secured trust deposits	791	822
Lease liabilities	442	—
Deferred tax liability	284	227
Total liabilities	4,968	4,329
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2019 and 2018; outstanding of 275,563,436 and 275,373,834 as of December 31, 2019 and 2018, respectively; and issued of 292,236,476 and 289,601,523 as of December 31, 2019 and 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized, 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,581	4,500
Retained earnings	1,356	641
Accumulated other comprehensive earnings (loss)	43	(13)
Less: Treasury stock, 16,673,040 shares and 14,227,689 shares as of December 31, 2019 and 2018, respectively, at cost	(598)	(498)
Total Fidelity National Financial, Inc. shareholders’ equity	5,382	4,630
Noncontrolling interests	(17)	(2)
Total equity	5,365	4,628
Total liabilities, redeemable non-controlling interest and equity	$10,677	$9,301

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except share data)
Revenues:
Direct title insurance premiums	$2,381	$2,221	$2,170
Agency title insurance premiums	2,961	2,690	2,723
Escrow, title-related and other fees	2,584	2,615	2,637
Interest and investment income	225	177	131
Realized gains and losses, net	318	(109)	2
Total revenues	8,469	7,594	7,663
Expenses:
Personnel costs	2,696	2,538	2,460
Agent commissions	2,258	2,059	2,089
Other operating expenses	1,681	1,801	1,781
Depreciation and amortization	178	182	183
Provision for title claim losses	240	221	238
Interest expense	47	43	48
Total expenses	7,100	6,844	6,799
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,369	750	864
Income tax expense on continuing operations	308	120	235
Earnings from continuing operations before equity in earnings of unconsolidated affiliates	1,061	630	629
Equity in earnings of unconsolidated affiliates	15	5	10
Net earnings from continuing operations	1,076	635	639
Earnings from discontinued operations, net of tax	—	—	155
Net earnings	1,076	635	794
Less: Net earnings attributable to non-controlling interests	14	7	23
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,062	$628	$771

Amounts attributable to Fidelity National Financial, Inc., common shareholders:
Net earnings from continuing operations attributable to FNF Group common shareholders	$1,062	$628	$639
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	—	23
Net earnings attributable to FNF Group common shareholders	$1,062	$628	$662

Net earnings from discontinued operations attributable to FNFV Group common shareholders			$109
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS - (continued)

	Year Ended December 31,
	2019	2018	2017

Earnings per share
Basic
Net earnings from continuing operations attributable to FNF Group common shareholders	$3.89	$2.30	$2.36
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	—	0.08
Net earnings per share attributable to FNF Group common shareholders	$3.89	$2.30	$2.44
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders			$1.68
Diluted
Net earnings from continuing operations attributable to FNF Group common shareholders	$3.83	$2.26	$2.30
Net earnings from discontinued operations attributable to FNF Group common shareholders	—	—	0.08
Net earnings per share attributable to FNF Group common shareholders	$3.83	$2.26	$2.38
Net earnings per share from discontinued operations attributable to FNFV Group common shareholders			$1.63

Weighted average shares outstanding FNF Group common stock, basic basis	273	273	271
Weighted average shares outstanding FNF Group common stock, diluted basis	277	278	278

Weighted average shares outstanding FNFV Group common stock, basic basis			65
Weighted average shares outstanding FNFV Group common stock, diluted basis			67
 See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net earnings	$1,076	$635	$794
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	56	(11)	25
Unrealized gain relating to investments in unconsolidated affiliates (2)	5	3	12
Unrealized gain (loss) on foreign currency translation and cash flow hedging (3)	4	(8)	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(9)	—	3
Minimum pension liability adjustment (5)	—	1	9
Other comprehensive earnings (loss)	56	(15)	55
Comprehensive earnings	1,132	620	849
Less: Comprehensive earnings attributable to noncontrolling interests	14	7	25
Comprehensive earnings attributable to Fidelity National Financial, Inc., common shareholders	$1,118	$613	$824
Comprehensive earnings attributable to FNF Group common shareholders	$1,118	$613	$709
Comprehensive earnings attributable to FNFV Group common shareholders			$115

_______________________________________

(1)	Net of income tax expense (benefit) of $17 million, $(4) million, and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Net of income tax expense of $2 million, $1 million, and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Net of income tax expense (benefit) of $1 million, $(2) million, and $4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(4)	Net of income tax (benefit) expense of $(3) million and $2 million for the years ended December 31, 2019 and 2017, respectively.

(5)	Net of income tax expense of less than $1 million and $3 million for the years ended December 31, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Fidelity National Financial, Inc. Common Shareholders
	FNF Common Stock		FNFV Group Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2016	285	$—	81	$—	$4,848	$1,784	$(13)	27	$(623)	$902	$6,898	$344
Exercise of stock options	2	—	—	—	31	—	—	—	—	—	31	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	—	—	25	—	—	2	27	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	12	—	—	—	12	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	—	—	6	—	—	—	6	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	9	—	—	—	9	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	—	—	3	—	—	—	3	—
Stock-based compensation	—	—	—	—	33	—	—	—	—	11	44	—
Purchase of additional interest in consolidated subsidiaries	—	—	—	—	(1)	—	—	—	—	(1)	(2)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	1	(18)	—	(18)	—
Purchases of treasury stock	—	—	—	—	—	—	—	1	(23)	—	(23)	—
Sale of consolidated subsidiary	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Debt conversions settled in cash	—	—	—	—	(324)	—	—	—	—	—	(324)	—
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	44	44	—
Black Knight repurchases of BKFS stock	—	—	—	—	—	—	—	—	—	(47)	(47)	—
Spin-off of Black Knight	—	—	—	—	—	(823)	—	—	—	(801)	(1,624)	—
Distribution of FNFV to Cannae Holdings	—	—	(81)	—	—	(1,236)	69	(16)	196	(98)	(1,069)	—
Dividends declared	—	—	—	—	—	(279)	—	—	—	—	(279)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	—	—	771	—	—	—	23	794	—
Balance, December 31, 2017	288	—	—	—	4,587	217	111	13	(468)	20	4,467	344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	1	—	—	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	—	—	(11)	—	—	—	(11)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized loss on foreign currency and cash flow hedging	—	—	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings — minimum pension liability adjustment	—	—	—	—	—	—	1	—	—	—	1	—
Stock-based compensation	—	—	—	—	31	—	—	—	—	—	31	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	—	(9)	—	(9)	—
Purchases of treasury stock	—	—	—	—	—	—	—	1	(21)	—	(21)	—
Debt conversions settled in cash	—	—	—	—	(134)	—	—	—	—	—	(134)	—
Dilution resulting from subsidiary equity issuance	—	—	—	—	(3)	—	—	—	—	5	2	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10)	(10)	—
Pacific Union Sale	—	—	—	—	—	—	—	—	—	(25)	(25)	—
Other equity activity	—	—	—	—	—	(2)	—	—	—	1	(1)
Dividends declared	—	—	—	—	—	(330)	—	—	—	—	(330)	—
Net earnings	—	—	—	—	—	628	—	—	—	7	635	—
Balance, December 31, 2018	290	$—	—	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - (continued)

	Fidelity National Financial, Inc. Common Shareholders
	FNF Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock		Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	$				Shares	$
	(In millions)
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	2	—	39	—	—	—	—	—	39	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	56	—	—	—	56	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5	—
Other comprehensive earnings — unrealized gain on foreign currency and cash flow hedging	—	—	—	—	4	—	—	—	4	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	38	—	—	—	—	—	38	—
Purchase of additional interest in consolidated subsidiaries	—	—	4	—	—	—	—	(18)	(14)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(15)	—	(15)
Purchases of treasury stock	—	—	—	—	—	2	(85)	—	(85)	—
Subsidiary dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)	—
Dividends declared	—	—	—	(347)	—	—	—	—	(347)	—
Net earnings	—	—	—	1,062	—	—	—	14	1,076	—
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,076	$635	$794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178	182	389
Equity in (earnings) losses of unconsolidated affiliates	(15)	(5)	2
Loss on sales of investments and other assets and asset impairments, net	10	18	16
Gain on sale of business by FNFV Group	—	—	(276)
Gain on Pacific Union Sale	—	(4)	—
(Gain) loss on valuation of equity and preferred securities, net	(328)	95	—
Stock-based compensation cost	38	31	44
Non-cash lease costs	147	—	—
Operating lease payments	(149)	—	—
Distributions from unconsolidated affiliates, return on investment	5	6	—
Changes in assets and liabilities, net of effects from acquisitions:
Net (increase) decrease in trade receivables	(36)	15	(11)
Net (increase) decrease in prepaid expenses and other assets	(54)	17	(60)
Net increase (decrease) in accounts payable, accrued liabilities, deferred revenue and other liabilities	175	38	(31)
Net increase (decrease) in reserve for title claim losses	21	(2)	3
Net change in income taxes	53	(83)	(133)
Net cash provided by operating activities	1,121	943	737
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	534	676	434
Proceeds from calls and maturities of investment securities available for sale	297	517	626
Proceeds from sales of property and equipment	4	21	4
Proceeds from the sale of cost method and other investments	—	—	21
Additions to property and equipment and capitalized software	(96)	(83)	(149)
Purchases of investment securities available for sale	(867)	(1,313)	(659)
Purchases of other long-term investments	—	—	(86)
Net (purchases of) proceeds from short-term investment activities	(395)	(185)	26
Additional investments in unconsolidated affiliates	(34)	(62)	(78)
Distributions from unconsolidated affiliates, return of investment	46	73	104
Fundings of Cannae Holdings Inc. note receivable	(200)	—	—
Proceeds from repayments of Cannae Holdings Inc. note receivable	200	—	—
Other investing activities	(8)	(1)	(7)
Cash proceeds from Pacific Union Sale, net of cash transferred	—	33	—
Proceeds from the sale of business by FNFV Group	—	—	325
Acquisition of T-System Holding LLC, net of cash acquired	—	—	(202)
Acquisition of Title Guaranty of Hawaii, net of cash acquired	—	—	(93)
Acquisitions of Real Geeks, LLC and Sky Slope, Inc., net of cash acquired	—	—	(82)
Other acquisitions/disposals of businesses, net of cash acquired/disposed	(1)	(30)	(105)
Net cash (used in) provided by investing activities	(520)	(354)	79
Cash Flows From Financing Activities:
Net change in secured trust deposits	(31)	(8)	(30)
Borrowings	—	442	785
Debt service payments	—	(370)	(996)
Additional investment in noncontrolling interest	(3)	—	—
Equity portion of debt conversions paid in cash	—	(142)	(317)
Black Knight treasury stock repurchases of BKFS stock	—	—	(47)
Cash transferred in the Black Knight spin-off	—	—	(87)
Cash transferred in the FNFV split-off	—	—	(22)
Dividends paid	(344)	(328)	(278)
Subsidiary dividends paid to noncontrolling interest shareholders	(11)	(10)	(9)
Exercise of stock options	39	19	31
Payment of contingent consideration for prior period acquisitions	(21)	(13)	(16)
Payment for shares withheld for taxes and in treasury	(15)	(9)	(18)
Purchases of treasury stock	(86)	(20)	(23)
Other financing activity	(10)	(3)	(2)
Net cash used in financing activities	(482)	(442)	(1,029)
Net increase (decrease) in cash and cash equivalents	119	147	(213)
Cash and cash equivalents, at beginning of year	1,257	1,110	1,323
Cash and cash equivalents, at end of year	$1,376	$1,257	$1,110
See Notes to Consolidated Financial Statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.	Business and Summary of Significant Accounting Policies
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
Recent Developments
Termination of Stewart Merger Agreement and Payment of Reverse Termination Fee
On March 18, 2018, we signed a merger agreement (the "Stewart Merger Agreement") to acquire Stewart Information Services Corporation ("Stewart") (NYSE: STC) (the "Stewart Merger"). On, September 9, 2019, we entered into a mutual Termination Agreement with Stewart (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Stewart Merger Agreement, due to the Federal Trade Commission's issuance of an administrative complaint seeking to block the merger. In connection with the termination of the Stewart Merger Agreement, we paid to Stewart, on September 12, 2019, the Reverse Termination Fee (as defined in the Stewart Merger Agreement) consisting of $50 million in cash, which is included within other operating expenses in the Consolidated Statements of Earnings.
Pending Acquisition of FGL
On February 7, 2020, we signed a merger agreement (the “Merger Agreement”) to acquire FGL Holdings (“FGL”) (NYSE: FG) (the “FGL Merger”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the board of directors of FNF, at the First Effective Time (as defined in the Merger Agreement), the ordinary shares of FGL (the “Ordinary Shares”), including all restricted Ordinary Shares (whether vested or unvested), issued and outstanding as of immediately prior to the First Effective Time (other than (i) shares owned by FGL and any of its subsidiaries or FNF and any of its subsidiaries and (ii) shares in respect of which dissenters rights have been properly exercised and perfected under Cayman law) will be converted into the right to receive $12.50 in cash or 0.2558 shares (“the Stock Consideration”) of common stock of FNF (“FNF Common Stock”), at the election of the holder thereof and subject to the proration mechanics set forth in the Merger Agreement. Pursuant to the Merger Agreement, all Ordinary Shares held by FNF and its subsidiaries will be converted into the right to receive the Stock Consideration. Each Series B Cumulative Preferred Share, all of which are held by FNF and its subsidiaries, will be converted into the right to receive a number of shares of FNF Common Stock that is equal to (i) the Liquidation Preference (as defined in the Merger Agreement) divided by (ii) the Reference Parent Common Stock Price (as defined in the Merger Agreement).
Additionally, all options to purchase Ordinary Shares (“FGL Share Option”) and phantom unit denominated in Ordinary Shares (“FGL Phantom Unit”), in each case, outstanding immediately prior to the First Effective Time, will be canceled and converted into options to purchase FNF Common Stock and phantom units denominated in FNF Common Stock at the First Effective Time (collectively, the “Rollover Awards”), as applicable. The Rollover Awards will generally be subject to the same terms and conditions as applicable to the applicable canceled FGL Share Option or FGL Phantom Unit immediately prior to the First Effective Time, except that (i) all performance-vesting criteria will be deemed satisfied at the First Effective Time at the levels described in the Merger Agreement and such Rollover Awards will be subject only to time-based vesting conditions after the First Effective Time, and (ii) immediately prior to the First Effective Time, additional time-vesting credits will be provided to holders in respect of FGL Share Options and FGL Phantom Units granted prior to January 1, 2020, as described in the Merger Agreement.
The closing of the transaction is subject to certain closing conditions, including the approval by FGL stockholders, federal and state regulatory approvals, and the satisfaction of other customary closing conditions. Closing is expected in the second or third quarter of 2020.

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
As of December 31, 2019, there is no outstanding balance under the Cannae Revolver.
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
Short-term investments consist primarily of money market instruments, which are carried at fair value, and commercial paper, which have an original maturity of one year or less and are carried at amortized cost, which approximates fair value.
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
See Note S. Recent Accounting Pronouncements for discussion of ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities which changed the accounting for unrealized gains and losses on equity and preferred securities.
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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 89% - 94% reported within three months following closing, an additional 6% - 9% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.3% of agent premiums earned in 2019, 76.5% of agent premiums earned in 2018, and 76.7% of agent premiums earned in 2017. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $46 million and $44 million at December 31, 2019 and 2018, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. As a result of the analysis, $3 million of goodwill impairment related to a real estate brokerage reporting unit in our Corporate and other segment was recorded in the year ended December 31, 2018. For the years ended December 31, 2019 and 2017, we determined there were no events or circumstances which indicated that the carrying value exceeded the fair value. See Note F. Goodwill.
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
We recorded no impairment expense to other intangible assets during the year ended December 31, 2019. We recorded $3 million and $1 million in impairment expense to other intangible assets during the years ended December 31, 2018 and 2017, respectively. The impairment in 2018 primarily relates to an acquired customer relationship asset in our Title segment. The impairment in 2017 was for computer software at ServiceLink.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $1 million in impairment expense to title plants during the year ended December 31, 2019 for two title plants which are no longer in use. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the years ended December 31, 2018 or 2017.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $791 million and $822 million at December 31, 2019 and 2018, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Discontinued Operations
On November 17, 2017, we completed our previously announced split-off (the “FNFV Split-Off”) of our former wholly-owned subsidiary Cannae Holdings, Inc. (“Cannae”) which consisted of the businesses, assets and liabilities formerly attributed to our FNF Ventures ("FNFV") Group including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. The FNFV Split-Off was accomplished by the Company's redemption (the “Redemption”) of all of the outstanding shares of FNFV Group common stock, par value $0.0001 per share (“FNFV common stock”) for outstanding shares of common stock of Cannae, par value $0.0001 per share (“Cannae common stock”), amounting to a redemption of each outstanding share of FNFV common stock for one share of Cannae common stock, as of November 17, 2017. As a result of the FNFV Split-Off, Cannae became a separate, publicly-traded company (NYSE: CNNE) as of November 20, 2017. All of the Company’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities currently attributed to the Company’s FNF common stock that were not held by Cannae remain with the Company. As a result of the FNFV Split-Off, the financial results of FNFV Group have been reclassified to discontinued operations for the year ended December 31, 2017.
On September 29, 2017 we completed our tax-free distribution to FNF shareholders of all 83.3 million shares of New BKH Corp. ("New BKH") common stock that we previously owned (the “BK Distribution”). Immediately following the BK Distribution, New BKH and Black Knight Financial Services, Inc. ("Black Knight") engaged in a series of transactions resulting in the formation of a new publicly traded holding company, Black Knight, Inc. ("New Black Knight"). Holders of FNF common stock received approximately 0.30663 shares of New Black Knight common stock for every one share of FNF common stock held at the close of business on September 20, 2017, the record date for the BK Distribution. New Black Knight's common stock is now listed under the symbol “BKI” on the New York Stock Exchange. The BK Distribution was generally tax-free to FNF shareholders for U.S. federal income tax purposes, except to the extent of any cash received in lieu of New Black Knight's fractional shares. As a result of the BK Distribution, the financial results of Black Knight have been reclassified to discontinued operations for the year ended December 31, 2017.
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
Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized gain (loss) relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance December 31, 2017	$116	$11	$(7)	$(9)	$111
Adjustment for cumulative effect for adoption of ASU 2016-01	(109)	—	—	—	(109)
Adoption of ASU 2018-02	(1)	3	—	(2)	—
Other comprehensive earnings	(11)	3	(8)	1	(15)
Balance December 31, 2018	(5)	17	(15)	(10)	(13)
Reclassification adjustments	(5)	(4)	—	—	(9)
Other comprehensive earnings	56	5	4	—	65
Balance December 31, 2019	$46	$18	$(11)	$(10)	$43

Redeemable Non-controlling Interest
Subsequent to our acquisition of Lender Processing Services, Inc. ("LPS") in January 2014, we issued a 35% ownership interest in ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL has an option to put its ownership interests of ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The units owned by THL (the "redeemable noncontrolling interests") may be settled in cash or common stock of FNF or a combination of both at our election. As of January 2018, no public offering was made and the redeemable noncontrolling interests were no longer subject to a holding requirement. The redeemable noncontrolling interests will be settled at the current fair value at the time we receive notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. As of December 31, 2019, the redeemable noncontrolling interests have a fair value of approximately $176 million and we do not believe the exercise of their remaining put right in ServiceLink to be probable. The redeemable noncontrolling interests are recorded at their initial value of $344 million in our consolidated balance sheets and would be adjusted to fair value were such value to rise above the initial value.
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
Restricted stock, options or other instruments which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2019 and 2018, no antidilutive shares were outstanding.
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
Certain Reclassifications
Certain reclassifications have been made in the 2018 and 2017 Consolidated Financial Statements to conform to classifications used in 2019. These reclassifications have not changed net earnings or total equity, as previously reported.
See Note G. Discontinued Operations for further information on reclassifications related to disposed businesses.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note B. Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840. See Note S. Recent Accounting Pronouncements for further discussion of the current period effects of adoption of ASU No. 2016-02 Leases (Topic 842).
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2019.
Our operating leases range in term from one to ten years. As of December 31, 2019, the weighted-average remaining lease term of our operating leases was 4.2 years.
Our lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise.
Our operating lease liability is determined by discounting future lease payments using a discount rate based on the Company's incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of December 31, 2019 the weighted-average discount rate used to determine our operating lease liability was 4.23%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Income and was $146 million for the year ended December 31, 2019. We do not have any material short term lease costs, variable lease costs, or sublease income.
Rent expense incurred for operating leases under ASC Topic 840 during the years ended December 31, 2018 and 2017 was $150 million and $144 million, respectively.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2019 are as follows (in millions):

2020	$145
2021	121
2022	93
2023	64
2024	37
Thereafter	23
Total operating lease payments, undiscounted	$483
Less: present value discount	41
Lease liability, at present value	$442

See Note P. Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

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
The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$288	$—	$288
State and political subdivisions	—	93	—	93
Corporate debt securities	—	1,570	17	1,587
Foreign government bonds	—	60	—	60
Mortgage-backed/asset-backed securities	—	62	—	62
Preferred securities	65	258	—	323
Equity securities	810	—	1	811
Other long-term investments	—	—	120	120
Total	$875	$2,331	$138	$3,344

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Fixed-maturity securities available for sale:
U.S. government and agencies	$—	$225	$—	$225
State and political subdivisions	—	148	—	148
Corporate debt securities	—	1,486	17	1,503
Foreign government bonds	—	62	—	62
Mortgage-backed/asset-backed securities	—	60	—	60
Preferred securities	16	285	—	301
Equity securities	498	—	—	498
Other long-term investments	—	—	101	101
Total	$514	$2,266	$118	$2,898

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
Our Level 3 fair value measures for our other long term investment are provided by a third-party pricing service. We utilize one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilize the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices, and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of December 31, 2019 was a range of 6.8% - 7.4% and a weighted-average of 7.0%. Based on the total fair value of our Level 3 other long-term investment as of December 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents a summary of the changes in fair values of Level 3 assets, measured on a recurring basis, for the years ended December 31, 2019 and 2018:

	Other long-term	Equity	Corporate debt
	investments	securities	securities	Total
	(In millions)
Fair value, December 31, 2017	$—	$—	$—	$—
Fair value of assets associated with the adoption of ASU 2016-01 (1)	100	—	—	100
Transfers from Level 2	—	—	17	17
Paid-in-kind dividends (2)	7	—	—	7
Purchases	—	—	1	1
Net change in fair value included in earnings (3)	(6)	—	—	(6)
Net unrealized loss included in other comprehensive (loss) earnings	—	—	(1)	(1)
Fair value, December 31, 2018	$101	$—	$17	$118
Transfers to Level 2	—	—	(6)	(6)
Paid-in-kind dividends (2)	8	—	1	9
Purchases	—	—	7	7
Net change in fair value included in earnings (3)	11	1	(2)	10
Fair value, December 31, 2019	$120	$1	$17	$138
___________________________________________
(1) See Note S. Recent Accounting Pronouncements for further discussion.
(2) Included in Interest and investment income on the Consolidated Statements of Earnings.
(3) Included in Realized gains and losses, net on the Consolidated Statements of Earnings.

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the year ended December 31, 2019, transfers between Level 2 and Level 3 are not considered material to the Company's financial position or results of operations. For the year ended December 31, 2018, transfers between Level 2 and Level 3 were based on changes in significance of unobservable inputs used associated with a change in the valuation technique used for certain of the Company’s corporate debt securities and are not considered material to the Company's financial position or results of operations. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.
There were no transfers of assets or liabilities measured at fair value using Level 1 inputs to Level 2 in the years ended December 31, 2019 or 2018.
Substantially all of the unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) on our Consolidated Statements of Comprehensive Income relate to fixed maturity securities which are considered Level 2 fair value measures.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note D.     Investments
 The cost basis and fair values of our available for sale securities at December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$288	$282	$7	$(1)	$288
States and political subdivisions	93	90	3	—	93
Corporate debt securities	1,587	1,536	54	(3)	1,587
Foreign government bonds	60	61	1	(2)	60
Mortgage-backed/asset-backed securities	62	60	2	—	62
Total	$2,090	$2,029	$67	$(6)	$2,090

	December 31, 2018
	Carrying Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Fixed maturity investments available for sale:
U.S. government and agencies	$225	$226	$1	$(2)	$225
States and political subdivisions	148	147	1	—	148
Corporate debt securities	1,503	1,510	6	(13)	1,503
Foreign government bonds	62	67	—	(5)	62
Mortgage-backed/asset-backed securities	60	59	1	—	60
Total	$1,998	$2,009	$9	$(20)	$1,998

The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or discount since the date of purchase.
The change in net unrealized gains and (losses) on fixed maturities for the years ended December 31, 2019, 2018, and 2017 was an increase (decrease) of $72 million, $(21) million, and $(1) million, respectively.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2019:

	December 31, 2019
Maturity	Amortized Cost	% of Total	Fair Value	% of Total
	(Dollars in millions)
One year or less	$341	16.8%	$341	16.3%
After one year through five years	1,093	53.9	1,117	53.4
After five years through ten years	403	19.8	424	20.3
After ten years	132	6.5	146	7.0
Mortgage-backed/asset-backed securities	60	3.0	62	3.0
	$2,029	100.0%	$2,090	100.0%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Fixed maturity securities valued at approximately $94 million and $122 million were on deposit with various governmental authorities at December 31, 2019 and 2018, respectively, as required by law.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018 are as follows (in millions):

December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$98	$(2)	$51	$(1)	149	$(3)
U.S. government and agencies	62	(1)	—	—	62	(1)
Foreign government bonds	—	—	33	(2)	33	(2)
Total temporarily impaired securities	$160	$(3)	$84	$(3)	$244	$(6)

December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$661	$(8)	$301	$(5)	$962	$(13)
U.S. government and agencies	71	(1)	117	(1)	188	(2)
Foreign government bonds	52	(3)	10	(2)	62	(5)
Total temporarily impaired securities	$784	$(12)	$428	$(8)	$1,212	$(20)

The unrealized losses for the corporate debt securities and U.S. government bonds were primarily caused by fluctuations in interest rates. The unrealized losses for the foreign government bonds were primarily caused by foreign exchange fluctuations. We consider the unrealized losses related to these securities to be temporary rather than changes in credit quality. We expect to recover the entire amortized cost basis of our temporarily impaired fixed maturity securities as we do not intend to sell these securities and we do not believe that we will be required to sell the fixed maturity securities before recovery of the cost basis. For these reasons, we do not consider these securities other-than-temporarily impaired at December 31, 2019. It is reasonably possible that declines in fair value below cost not considered other-than-temporary in the current period could be considered to be other-than-temporary in a future period and earnings would be reduced to the extent of the impairment.
During the years ended December 31, 2019, 2018 and 2017 we incurred impairment charges relating to investments that were determined to be other-than-temporarily impaired, which resulted in impairment charges of $8 million, $3 million and $1 million, respectively. The impairment charges in 2019 related to credit risks of certain issuers of our fixed maturity securities which have exhibited a decreasing fair value and from which we are uncertain of our ability to recover our initial investment. The impairment charges in 2018 and 2017 related to fixed maturity securities of investees entering Chapter 11 bankruptcy which have exhibited a decreasing fair market value and from which we are uncertain of our ability to recover our initial investment.
As of December 31, 2019, we held $9 million of investment securities for which other-than-temporary impairments have been previously recognized. As of December 31, 2018, we held no investment securities for which other-than-temporary impairments had been previously recognized. It is possible that future events may lead us to recognize potential future impairment losses related to our investment portfolio and that unanticipated future events may lead us to dispose of certain investment holdings and recognize the effects of any market movements in our consolidated financial statements.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the years ended December 31, 2019, 2018, and 2017, respectively:

	Year ended December 31, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$4	$(9)	$(5)	$614
Preferred stock	1	—	1	55
Equity securities	10	—	10	160
Valuation gain on equity securities (1)			299	—
Valuation gain on preferred securities (1)			17	—
Valuation of other long term investments (1)			11	—
Impairment of lease assets			(8)	—
Other realized gains and losses, net			(7)	—
Total			$318	$829
(1) See discussion of adoption of ASU 2016-01 in Note S. Recent Accounting Pronouncements

	Year ended December 31, 2018
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$6	$(4)	$2	$838
Preferred stock	1	—	1	60
Equity securities	5	(21)	(16)	298
Valuation loss on equity securities (1)			(71)	—
Valuation loss on preferred securities (1)			(24)	—
Property and equipment			5	21
Asset impairments			(7)	—
Pacific Union Sale			4	47
Other realized gains and losses, net			(3)	—
Total			$(109)	$1,264
(1) See discussion of adoption of ASU 2016-01 in Note S. Recent Accounting Pronouncements

	Year ended December 31, 2017
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Fixed maturity securities available for sale	$7	$(8)	$(1)	$968
Preferred stock available for sale	—	—	—	10
Other long-term investments			9	21
Loss on debt conversions			(6)	—
Property, plant and equipment			2	4
Other intangible assets			(1)	—
Other realized gains and losses, net			(1)	—
Total			$2	$1,003

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest and investment income consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Tax-deferred property exchange income	$72	$65	$31
Fixed maturity securities available for sale	70	55	61
Equity securities and preferred stock available for sale	34	34	28
Cash and cash equivalents	22	12	3
Short-term investments	14	8	4
Other	13	3	4
Total	$225	$177	$131

Note E.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2019	2018
	(In millions)
Furniture, fixtures and equipment	$222	$217
Data processing equipment	174	157
Leasehold improvements	102	87
Buildings	85	84
Land	16	19
Other	5	3
Total property and equipment, gross	604	567
Accumulated depreciation and amortization	(428)	(403)
Total property and equipment, net	$176	$164

Depreciation expense on property and equipment was $42 million, $46 million, and $48 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note F.	Goodwill
Goodwill consists of the following:

	Title	Corporate and Other	Total
	(In millions)
Balance, December 31, 2017	$2,432	$314	$2,746
Goodwill acquired during the year	18	3	21
Adjustments to prior year acquisitions	12	2	14
Pacific Union Sale	—	(52)	(52)
Impairment	—	(3)	(3)
Balance, December 31, 2018	$2,462	$264	$2,726
Adjustments to prior year acquisitions	—	1	1
Balance, December 31, 2019	$2,462	$265	$2,727

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note G.	Discontinued Operations
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
A summary of the operations of Black Knight included in discontinued operations is shown below:

Year Ended December 31,
2017
Revenues:	(in millions)
Escrow, title-related and other fees	$745
Realized gains and losses, net	(13)
Total revenues	732
Expenses:
Personnel costs	292
Other operating expenses	145
Depreciation and amortization	154
Interest expense	42
Total expenses	633
Earnings from discontinued operations before income taxes	99
Income tax expense	40
Net earnings from discontinued operations	59
Less: Net earnings attributable to non-controlling interests	36
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$23

Cash flow from discontinued operations data:
Net cash provided by operations	$240
Net cash used in investing activities	(46)

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
In conjunction with the FNFV Split-Off, FNTIC, Chicago Title, and Commonwealth Title contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2019, we own approximately 7.2% of Cannae's outstanding common equity. In addition, we issued to Cannae a revolver note (the "Cannae Revolver") in the aggregate principal amount of up to $100 million, which accrues interest at LIBOR plus 450 basis points and matures on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
In connection with the FNFV Split-Off, the following material agreements were entered into by and between the Company and Cannae (the “Split-Off Agreements”):
•Reorganization Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which provides for, among other things, the principal corporate transactions required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between the Company and Cannae with respect to and resulting from the Split-Off;
•Tax Matters Agreement, dated as of November 17, 2017, by and between the Company and Cannae, which governs the Company’s and Cannae’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters; and
•Voting Agreement, dated as of November 17, 2017, by and between the Company and Cannae, pursuant to which the Company agrees to appear or cause all shares of Cannae common stock that the Company or its subsidiaries, as applicable, own after the Split-Off to be counted as present at any meeting of the stockholders of Cannae, for the purpose of establishing a quorum, and agrees to vote all of such shares of Cannae common stock (or cause them to be voted) in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than the Company and its subsidiaries).

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A summary of the operations of FNFV included in discontinued operations is shown below:

Year Ended December 31,
2017
Revenues:	(in millions)
Escrow, title-related and other fees	$111
Restaurant revenue	981
Interest and investment income	5
Realized gains and losses, net	277
Total revenues	1,374
Expenses:
Personnel costs	148
Other operating expenses	94
Cost of restaurant revenue	861
Depreciation and amortization	51
Interest expense	9
Total expenses	1,163
Earnings from discontinued operations before income taxes	211
Income tax expense	103
Earnings from continuing operations before equity in losses of unconsolidated affiliates	108
Equity in losses of unconsolidated affiliates	(12)
Net earnings from discontinued operations	96
Less: Net losses attributable to non-controlling interests	(13)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$109

Cash flow from discontinued operations data:
Net cash used in operations	$(134)
Net cash used in investing activities	(11)

Reconciliation to Consolidated Financial Statements
A reconciliation of the net earnings of Black Knight and FNFV to the Statement of Operations is shown below:

Year Ended December 31,
2017
(in millions)
Earnings from discontinued operations attributable to Black Knight	$59
Earnings from discontinued operations attributable to FNFV	96
Total earnings from discontinued operations, net of tax	$155

Note H.	Other Intangible Assets
Other intangible assets consist of the following:

	December 31,
	2019	2018
	(In millions)
Customer relationships and contracts	$758	$827
Computer software	421	385
Trademarks and tradenames	65	64
Other	23	27
	1,267	1,303
Accumulated amortization	(845)	(790)
	$422	$513

Amortization expense for amortizable intangible assets, which consist primarily of customer relationships and computer software, was $131 million, $119 million, and $130 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2019, is $115 million in 2020, $87 million in 2021, $65 million in 2022, $46 million in 2023 and $20 million in 2024.

Note I.	Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2019	2018
	(In millions)
Salaries and incentives	$341	$295
Accrued benefits	289	245
Deferred revenue	111	105
Contingent consideration - acquisitions	17	39
Trade accounts payable	44	35
Accrued recording fees and transfer taxes	10	20
Accrued premium taxes	26	19
Other accrued liabilities	256	198
	$1,094	$956

Note J.	Notes Payable
Notes payable consists of the following:

	December 31,
	2019	2018
	(In millions)
4.50% Notes, net of discount	$443	$442
5.50% Notes, net of discount	398	398
Revolving credit facility	(3)	(4)
	$838	$836

At December 31, 2019, the estimated fair value of our unsecured notes payable was approximately $918 million, or $68 million higher than its carrying value, excluding $12 million of net unamortized debt issuance costs and premium/discount. The fair values of our unsecured notes payable are based on established market prices for the securities on December 31, 2019 and are considered Level 2 financial liabilities.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On August 13, 2018, we completed an offering of $450 million in aggregate principal amount of notes due August 2028 with stated interest of 4.50% per annum (the "4.50% Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4.50% Notes were priced at 99.252% of par to yield 4.594% annual interest. We pay interest on the 4.50% Notes semi-annually on the 15th of February and August, beginning February 15, 2019. The 4.50% Notes contain customary covenants and events of default for investment grade public debt, which primarily relate to failure to make principal or interest payments. On May 16, 2019, we completed an offering to exchange the 4.50% Notes for substantially identical notes registered under the Securities Act of 1933 (the "4.50% Notes Exchange"). There were no material changes to the terms of the 4.50% Notes as a result of the 4.50% Notes Exchange and all holders of the 4.50% Notes accepted the offer to exchange.
On June 25, 2013, we entered into an agreement to amend and restate our existing $800 million Second Amended and Restated Credit Agreement (the “Existing Credit Agreement”), dated as of April 16, 2012 with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and the other agents party thereto (the “Revolving Credit Facility”). On April 27, 2017, the Revolving Credit Facility was amended (the "Restated Credit Agreement") to extend the term for 5 years, from a maturity date of July 15, 2018 to April 27, 2022. Revolving loans under the credit facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) 0.5% in excess of the federal funds rate, (b) the Administrative Agent's “prime rate”, or (c) the sum of 1% plus one-month LIBOR) plus a margin of between 10 and 60 basis points depending on the senior unsecured long-term debt ratings of FNF or (ii) LIBOR plus a margin of between 110 and 160 basis points depending on the senior unsecured long-term debt ratings of the Company. Based on our current Moody’s and Standard & Poor’s senior unsecured long-term debt ratings of Baa2/BBB, respectively, the applicable margin for revolving loans subject to LIBOR is 140 basis points. In addition, we pay a commitment fee of between 15 and 40 basis points on the entire facility, also depending on our senior unsecured long-term debt ratings. Under the Revolving Credit Facility, we are subject to customary affirmative, negative and financial covenants, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and transactions with affiliates, limitations on dividends and other restricted payments, a minimum net worth and a maximum debt to capitalization ratio.  The Revolving Credit Facility also includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, if an event of default occurs and is continuing, the interest rate on all outstanding obligations may be increased, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. These events of default include a cross-default provision that, subject to limited exceptions, permits the lenders to declare the Revolving Credit Facility in default if: (i) (a) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount (including undrawn committed amounts) in excess of 3.0% of our net worth, as defined in the Revolving Credit Facility, or (b) we fail to perform any other term under any such indebtedness, or any other event occurs, as a result of which the holders thereof may cause it to become due and payable prior to its maturity; or (ii) certain termination events occur under significant interest rate, equity or other swap contracts. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Revolving Credit Facility shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. As of December 31, 2019, there is no balance outstanding, $3 million in unamortized debt issuance costs and $800 million of borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The notes were priced at 99.513% of par to yield 5.564% annual interest. We pay interest on the 5.50% semi-annually on the 1st of March and September, beginning March 1, 2013. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity.

Gross principal maturities of notes payable at December 31, 2019 are as follows (in millions):
2020	$—
2021	—
2022	400
2023	—
2024	—
Thereafter	450
$850

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note K.	Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Current	$268	$64	$476
Deferred	40	56	(241)
	$308	$120	$235

Total income tax expense was allocated as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Net earnings from continuing operations	$308	$120	$235
Tax expense attributable to net earnings from discontinued operations	—	—	144
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	16	(3)	25
Unrealized gain (loss) on foreign currency translation and cash flow hedging	1	(2)	4
Minimum pension liability adjustment	—	—	3
Total income tax expense (benefit) allocated to other comprehensive earnings	17	(5)	32
Total income taxes	$325	$115	$411

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.7	3.1	1.8
Deductible dividends paid to FNF 401(k) plan	(0.1)	(0.1)	(0.2)
Tax exempt interest income	—	(0.1)	(0.4)
Stock compensation	(0.8)	(0.5)	(1.4)
Tax Credits	(0.1)	(0.2)	(0.1)
Consolidated Partnerships	(0.2)	(0.2)	—
Tax reform	—	(7.1)	(10.7)
Non-deductible expenses and other, net	1.0	0.2	3.2
Effective tax rate	22.5%	16.1%	27.2%

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant components of deferred tax assets and liabilities at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$71	$64
Net operating loss carryforwards	3	7
Accrued liabilities	3	7
Allowance for uncollectible accounts receivable	4	4
Pension plan	3	2
Tax credits	39	41
State income taxes	3	3
Investment securities	—	3
Other	9	1
Total gross deferred tax asset	135	132
Less: valuation allowance	25	22
Total deferred tax asset	$110	$110
Deferred Tax Liabilities:
Title plant	$(55)	$(55)
Amortization of goodwill and intangible assets	(113)	(113)
Other investments	(6)	(6)
Other	(11)	(23)
Investment securities	(75)	—
Depreciation	(12)	(11)
Partnerships	(54)	(68)
Insurance reserve discounting	(68)	(61)
Total deferred tax liability	$(394)	$(337)
Net deferred tax liability	$(284)	$(227)

Our net deferred tax liability was $284 million and $227 million at December 31, 2019, and 2018, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability for investment securities increased (prior year asset decreased) by $78 million largely due to unrealized gains recorded for investment securities. The deferred tax liability relating to partnerships decreased by $14 million primarily related to ServiceLink book intangibles not amortizable for tax.
SEC Staff Accounting Bulletin No. 118 ("SAB 118"), provided guidance for companies that had not completed their accounting for the income tax effects of the Tax Reform in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. We completed our accounting for the tax effects of the enactment of the Tax Reform as of December 31, 2018.
At December 31, 2019, we have net operating losses ("NOL") on a pretax basis of $14 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc., and ServiceLink. Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2023 and we fully anticipate utilizing these losses prior to expiration with the exception of $3 million of gross net operating losses that are offset by a $1 million valuation allowance.
At December 31, 2019 and 2018, we had $39 million and $41 million of tax credits, respectively, which expire in 2032. The credits primarily consist of general business credits from historical acquisitions. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $21 million on the general business credits.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2019 and 2018, we had approximately $8 million and $9 million (including interest of $2 million), respectively, of total unrecognized tax benefits that, if recognized, would favorably affect our income tax rate. We record interest and penalties related to income taxes as a component of income tax expense.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the IRS for the 2018 through 2020 tax years. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2014 through 2019 tax years remain subject to examination by state jurisdictions.

Note L.	Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Beginning balance	$1,488	$1,490	$1,487
Change in reinsurance recoverable	1	—	(4)
Claim loss provision related to:
Current year	240	221	219
Prior years	—	—	19
Total title claim loss provision	240	221	238
Claims paid, net of recoupments related to:
Current year	(11)	(10)	(8)
Prior years	(209)	(213)	(223)
Total title claims paid, net of recoupments	(220)	(223)	(231)
Ending balance of claim loss reserve for title insurance	$1,509	$1,488	$1,490
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.9%

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
In the quarter ended December 31, 2017, we reduced the current quarter provision for claims losses to 4.5%. In response to favorable development on recent year claims, the average provision rate decreased in 2017 and remained constant in 2018 and 2019.
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
During the 4th quarter of 2019, three lawsuits were filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego, (collectively the “Named Companies”) among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. It is further alleged that Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited.
The three lawsuits are as follows:
On October 22, 2019, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., Chicago Title Co., was filed in the United States District Court for the Southern District of California. Plaintiffs claim losses of more than $75 million as a result of the alleged fraud scheme, and also seek consequential, treble, and punitive damages. The Named Companies are defending and have filed a motion to dismiss the complaint on several grounds, or alternatively, to stay the case.
On November 5, 2019, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., Adelle E. Ducharme, Betty Elixman, Gina Champion-Cain, Joelle Hanson, Cris Torres, and Rachel Bond, was filed in the United States District Court for the Southern District of California. Plaintiffs seek class certification and consequential, treble, and punitive damages. The Named Companies are defending and have filed a motion to dismiss the complaint on several grounds, or alternatively, to stay the case.
On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are defending and have filed a motion to dismiss the complaint on several grounds.
In addition, the Chicago Title Company is also in receipt of a pre-suit demand for approximately $30 million from another group of alleged investors. Chicago Title Company has acknowledged receipt of the claim and is investigating.
At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of these claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. The Company, however, has recorded an incurred claim loss reserve for legal fees related to these matters as of December 31, 2019, which is included in its consolidated reserve for claim losses. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for claim losses.

Note M.	Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note L. Summary of Reserve for Claim Losses for further discussion. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $22 million and $11 million as of December 31, 2019 and 2018, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned, Patterson, et al. v. Fidelity National Title Insurance Company, et al., originally filed on October 27, 2003, and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial, and that Plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company’s requests for interlocutory appeals of both the liability and damage multiplier issues were denied. The parties have reached an agreement in principle to resolve the matter, and are in the process of documenting the settlement agreement for submission to the court for approval. We do not believe the settlement will have a material adverse effect on our financial condition.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $18.7 billion at December 31, 2019. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2019 and 2018 related to these arrangements.
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
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2019, the combined statutory unearned premium reserve required and reported for our title insurers was $1,446 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2019, $1,868 million of our net assets are restricted from dividend payments without prior

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

approval from the Departments of Insurance. During 2020, our title insurers can pay or make distributions to us of approximately $518 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,581 million and $1,383 million as of December 31, 2019 and 2018, respectively. The combined statutory net earnings of our title insurance subsidiaries were $583 million, $625 million, and $434 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2019 and 2018, respectively, was lower by approximately $33 million and $28 million than if we had reported such amounts in accordance with NAIC SAP.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2019.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2019.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
Equity
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2019, we repurchased a total of 2,120,000 FNF common shares for an aggregate of $85 million or an average of $40.09 per share. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 2,780,000 FNF common shares for an aggregate of $106 million, or an average of $38.24 per share.

Note O.	Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2019, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $28 million, $25 million, and $23 million to the ESPP in the years ended December 31, 2019, 2018, and 2017, respectively, in accordance with our matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2019, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $29 million, $30 million, and $26 million for the years ended December 31, 2019, 2018, and 2017, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.

Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2019, there were 1,517,176 shares of restricted stock and 5,530,125 stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
FNF stock option transactions under the Omnibus Plan for 2019, 2018, and 2017 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2016	7,481,683	$27.38	5,821,592
Options issued as make-whole adjustment for BK Distribution	2,375,111	20.32
Exercised	(1,313,061)	18.38
Canceled	(14,306)	24.49
Balance, December 31, 2017	8,529,427	$20.38	7,648,837
Exercised	(985,640)	19.09
Balance, December 31, 2018	7,543,787	$20.55	7,530,137
Exercised	(2,009,112)	19.61
Canceled	(4,550)	25.34
Balance, December 31, 2019	5,530,125	$20.88	5,530,125

FNF restricted stock transactions under the Omnibus Plan in 2019, 2018, and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,471,673	$33.79
Granted	828,818	37.12
Restricted stock issued as make-whole adjustment for BK Distribution	545,676	24.62
Canceled	(11,233)	24.52
Vested	(995,873)	23.98
Balance, December 31, 2017	1,839,061	$30.58
Granted	912,694	32.32
Canceled	(15,201)	29.49
Vested	(915,316)	28.80
Balance, December 31, 2018	1,821,238	$32.35
Granted	640,698	45.84
Canceled	(14,937)	31.94
Vested	(929,823)	30.98
Balance, December 31, 2019	1,517,176	$38.90

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2019:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $17.76	2,870,481	0.89	$17.76	$79	2,870,481	0.89	$17.76	$79
$17.77 - $21.84	918,236	1.84	21.84	22	918,236	1.84	21.84	22
$21.85 - $25.53	1,741,408	2.83	25.53	35	1,741,408	2.83	25.53	35
	5,530,125			$136	5,530,125			$136

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2019, 2018 and 2017 was $29 million, $29 million, and $31 million, respectively. The total fair value of restricted stock awards which vested in the years ended December 31, 2019, 2018 and 2017 was $42 million, $29 million, and $38 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2019, 2018 and 2017 was $48 million, $19 million, and $25 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $38 million for the year ended December 31, 2019, $31 million for the year ended December 31, 2018, and $44 million for the year ended December 31, 2017, which are included in personnel costs in the reported financial results of each period.
At December 31, 2019, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $45 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.66 years.
Pension Plan
In 2000, FNF merged with Chicago Title Corporation ("CTC"). In connection with the merger, we assumed CTC’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain CTC employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to GAAP on employers’ accounting for defined benefit pension and other post retirement plans, the measurement date is December 31.
The discount rate used to determine the benefit obligation as of the years ended December 31, 2019 and 2018 was 2.79% and 3.90%, respectively. As of the years ended December 31, 2019 and 2018, the projected benefit obligation was $160 million and $150 million, respectively, and the fair value of plan assets was $150 million and $144 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note P.	Supplementary Cash Flow Information
The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash paid during the year:
Interest	$44	$34	$102
Income taxes	251	204	528
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$1	$(3)	$3
Change in purchases of investments available for sale payable in period	(1)	(2)	(9)
Change in treasury stock purchases payable in period	(1)	1	—
Change in accrued dividends payable in period	2	2	(1)
Lease liabilities recognized in exchange for lease right-of-use assets	36	—	—
Remeasurement of lease liabilities	101	—	—
Liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$1	$50	$595
Less: Total purchase price	1	33	481
Liabilities and noncontrolling interests assumed	$—	$17	$114

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
We generate a significant amount of title insurance premiums in Texas, California, Florida and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2019	2018	2017
California	14.3%	13.9%	14.5%
Texas	13.8%	14.4%	14.2%
Florida	9.2%	8.8%	8.0%
New York	5.8%	6.3%	6.3%

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
As of and for the year ended December 31, 2019:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$5,342	$—	$5,342
Other revenues	2,389	195	2,584
Revenues from external customers	7,731	195	7,926
Interest and investment income, including realized gains and losses	528	15	543
Total revenues	8,259	210	8,469
Depreciation and amortization	154	24	178
Interest expense	—	47	47
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	1,536	(167)	1,369
Income tax expense (benefit)	363	(55)	308
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	1,173	(112)	1,061
Equity in earnings of unconsolidated affiliates	13	2	15
Earnings (loss) from continuing operations	$1,186	$(110)	$1,076
Assets	$9,071	$1,606	$10,677
Goodwill	2,462	265	2,727

As of and for the year ended December 31, 2018:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,911	$—	$4,911
Other revenues	2,204	411	2,615
Revenues from external customers	7,115	411	7,526
Interest and investment income, including realized gains and losses	60	8	68
Total revenues	7,175	419	7,594
Depreciation and amortization	154	28	182
Interest expense	—	43	43
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	876	(126)	750
Income tax expense (benefit)	163	(43)	120
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	713	(83)	630
Equity in earnings of unconsolidated affiliates	4	1	5
Earnings (loss) from continuing operations	$717	$(82)	$635
Assets	$8,391	$910	$9,301
Goodwill	2,462	264	2,726

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of and for the year ended December 31, 2017:

	Title	Corporate and Other	Total FNF
	(In millions)
Title premiums	$4,893	$—	$4,893
Other revenues	2,181	456	2,637
Revenues from external customers	7,074	456	7,530
Interest and investment income, including realized gains and losses	137	(4)	133
Total revenues	7,211	452	7,663
Depreciation and amortization	159	24	183
Interest expense	—	48	48
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	955	(91)	864
Income tax expense (benefit)	274	(39)	235
Earnings (loss) from continuing operations, before equity in earnings of unconsolidated affiliates	681	(52)	629
Equity in earnings of unconsolidated affiliates	10	—	10
Earnings (loss) from continuing operations	$691	$(52)	$639
Assets	$8,405	$746	$9,151
Goodwill	2,432	314	2,746

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

•
Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries, other smaller, non-title businesses and certain unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment. This segment also includes the results of operations of Pacific Union International, Inc. ("Pacific Union") through September 24, 2018, the date we closed on the sale of all of our equity interest in, and notes outstanding from, Pacific Union.

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
We adopted Topic 842 on January 1, 2019 using a modified retrospective approach and recorded lease right-of-use assets ("Lease assets") of $421 million and liabilities for future discounted lease payment obligations ("Lease Liabilities") of $437 million at the date of adoption. The adoption also resulted in a decrease of $9 million and $25 million to our Prepaid expenses and other assets and Accounts payable and accrued liabilities, respectively. There was no impact to opening equity as a result of the adoption.We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.
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
We adopted this ASU on January 1, 2018 and have retrospectively restated our Consolidated Statements of Cash Flows included herein. The adoption of this ASU resulted in the following retrospective changes to our Consolidated Statements of Cash Flows for the year ended December 31, 2017: an increase in the net change in cash and cash equivalents of $144 million due to the inclusion of the change in our cash pledged against secured trust deposits; an increase in cash provided by investing activities of $174 million related to the movement of cash paid/received for investments pledged against secured trust deposits from operating to investing activities; and an increase in cash used in financing activities of $30 million related to the movement of the change in secured trust deposits from operating to financing activities.

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
Other Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326).  The amendments in this and the related ASUs introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We are finalizing the effect this new guidance will have on our Consolidated Financial Statements and related disclosures. Based on our implementation analysis performed, we have concluded that the overall effect of Topic 326 is not expected to be material to the Consolidated Financial Statements upon adoption. We did not early adopt this standard.
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit.  The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis.  The new standard is effective for fiscal years beginning after December 15, 2019. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures and did not early adopt this standard.
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We do not expect this guidance to have a material impact on our Consolidated Financial Statements and related disclosures upon adoption.

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
Disaggregation of Revenue
Our revenue consists of:

			Year ended December 31,
			2019	2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,381	$2,221
Agency title insurance premiums	Agency title insurance premiums	Title	2,961	2,690
Home warranty	Escrow, title-related and other fees	Title	177	182
Total revenue from insurance contracts			5,519	5,093
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	899	826
Other title-related fees and income	Escrow, title-related and other fees	Title	639	600
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	389	379
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	39	316
Real estate technology	Escrow, title-related and other fees	Corporate and other	110	101
Other	Escrow, title-related and other fees	Corporate and other	46	(6)
Total revenue from contracts with customers			2,122	2,216
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	285	217
Interest and investment income	Interest and investment income	Various	225	177
Realized gains and losses, net	Realized gains and losses, net	Various	318	(109)
Total revenues	Total revenues		8,469	7,594

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
Premium revenues from agency title operations is primarily comprised of premiums recognized when the underlying title order and real estate transaction closing, if applicable, are complete and reported to us. Premium revenues from agency title operations also include an accrual for premiums which have not yet been reported to us, which is estimated based on historical information.
Revenues from our home warranty business are generated from insurance contracts with customers to provide warranty for major home appliances. Substantially all of our home warranty contracts are one year in length and revenue is recognized over the term of the contract.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2019	December 31, 2018
	(In millions)
Trade receivables	$321	$284
Deferred revenue (contract liabilities)	111	105

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2019 and 2018, we recognized $103 million and $97 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
(a) (1) Financial Statements.  The following is a list of the Consolidated Financial Statements of Fidelity National Financial, Inc. and its subsidiaries included in Item 8 of Part II:
(a) (2) Financial Statement Schedules.   The following is a list of financial statement schedules filed as part of this annual report on Form 10-K:

Schedule II: Fidelity National Financial, Inc. (Parent Company Financial Statements)	94
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description
2.1
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.2
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.3
Reorganization Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)

2.4
Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2018)
3.2
Fourth Amended and Restated Bylaws of Fidelity National Financial, Inc., February 1, 2017 (incorporated by reference to Exhibit 3.1 to Fidelity National Financial, Inc.’s Current Report on Form 8-K, dated February 2, 2017)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Officers’ Certificate, dated August 28, 2012, pursuant to the Indenture dated December 8, 2005, as supplemented by the First Supplemental Indenture dated as of January 6, 2006 and as further supplemented by the Second Supplemental Indenture dated as of May 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 28, 2012)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6
Fourth Supplemental Indenture, dated August 13, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

4.7	Form of 4.50% Senior Note of the Registrant due 2028 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018).
4.8
Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

4.9	Description of FNF Common Stock
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
10.3
Amended and Restated Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018) (1)

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

10.33	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2019 Awards (1)
10.34
Form of Notice of FNF Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2018 Awards (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018) (1)

10.35
Form of Notice of FNF Group Restricted Stock Grant and FNF Group Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2017 Awards (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017) (1)

10.36
Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)

10.37
Termination Agreement, dated September 9, 2019, among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2019)

10.38
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.	Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.
By:	/s/ Raymond R. Quirk
Raymond R. Quirk
Chief Executive Officer and Director

Date: February 14, 2020

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer and Director	February 14, 2020
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 14, 2020
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 14, 2020
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 14, 2020
Douglas K. Ammerman

/s/ Thomas M. Hagerty	Director	February 14, 2020
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 14, 2020
Daniel D. (Ron) Lane

/s/ Richard N. Massey	Director	February 14, 2020
Richard N. Massey

/s/ Heather H. Murren	Director	February 14, 2020
Heather H. Murren

/s/ John D. Rood	Director	February 14, 2020
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 14, 2020
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 14, 2020
Cary H. Thompson

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except share data)
ASSETS
Cash	$565	$349
Short term investments	564	202
Equity securities, at fair value	1	1
Investment in unconsolidated affiliates	8	12
Notes receivable	498	543
Investments in and amounts due from subsidiaries	4,916	4,629
Property and equipment, net	2	5
Prepaid expenses and other assets	235	11
Income taxes receivable	—	4
Total assets	$6,789	$5,756
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$275	$63
Income taxes payable	10	—
Deferred tax liability	284	227
Notes payable	838	836
Total liabilities	1,407	1,126
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2019 and 2018; outstanding of 275,563,436 and 275,373,834 as of December 31, 2019 and 2018, respectively; and issued of 292,236,476 and 289,601,523 as of December 31, 2019 and 2018, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares, issued and outstanding, none	—	—
Additional paid-in capital	4,581	4,500
Retained earnings	1,356	641
Accumulated other comprehensive earnings (loss)	43	(13)
Less: Treasury stock, 16,673,040 shares and 14,227,689 shares as of December 31, 2019 and 2018, respectively, at cost	(598)	(498)
Total equity of Fidelity National Financial, Inc. common shareholders	5,382	4,630
Total liabilities and equity	$6,789	$5,756

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Revenues:
Other fees and revenue	$38	$—	$1
Interest and investment income and realized gains	54	40	24
Realized gains and losses, net	(4)	4	—
Total revenues	88	44	25
Expenses:
Personnel expenses	80	35	32
Other operating expenses	62	20	8
Interest expense	48	43	48
Total expenses	190	98	88
Losses before income tax benefit and equity in earnings of subsidiaries	(102)	(54)	(63)
Income tax benefit	(23)	(9)	(17)
Losses before equity in earnings of subsidiaries	(79)	(45)	(46)
Equity in earnings of subsidiaries	1,141	673	685
Earnings from continuing operations	1,062	628	639
Equity in earnings of discontinued operations	—	—	132
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,062	$628	$771

Retained earnings, beginning of year	$641	$217	$1,784
Dividends declared	(347)	(330)	(279)
Distribution of Black Knight to FNF common shareholders	—	—	(823)
Redemption of FNFV tracking stock and distribution of Cannae Holdings, Inc. common stock to holders of FNFV tracking stock	—	—	(1,236)
Cumulative effect of adoption of accounting standards	—	128	—
Other equity activity	—	(2)	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	1,062	628	771
Retained earnings, end of year	$1,356	$641	$217

See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)
 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,062	$628	$771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(2)	(2)	—
Gain on Pacific Union Sale	—	(4)	—
Impairment of assets	4	—	—
Equity in earnings of subsidiaries	(1,141)	(673)	(817)
Depreciation and amortization	1	—	—
Stock-based compensation	38	31	34
Net change in income taxes	53	(81)	(130)
Net (increase) decrease in prepaid expenses and other assets	(185)	(10)	18
Net increase in accounts payable and other accrued liabilities	211	2	17
Net cash provided by (used in) operating activities	41	(109)	(107)
Cash Flows From Investing Activities:
Purchases of investments available for sale	—	—	(1)
Net purchases of short-term investment activities	(362)	(117)	(84)
Cash proceeds from the Pacific Union Sale	—	33	—
Additions to notes receivable	(200)	—	(13)
Collection of notes receivable	209	33	49
Distributions from unconsolidated affiliates	2	2	1
Additional investments in unconsolidated affiliates	—	—	(2)
Net cash used in investing activities	(351)	(49)	(50)
Cash Flows From Financing Activities:
Borrowings	—	442	296
Debt service payments	—	(368)	(530)
Equity portion of debt conversions paid in cash	—	(142)	(317)
Dividends paid	(344)	(328)	(278)
Purchases of treasury stock	(86)	(20)	(23)
Exercise of stock options	39	19	31
Payment for shares withheld for taxes and in treasury	(15)	(9)	(18)
Cash transferred in the Black Knight spin-off	—	—	(87)
Cash transferred in the FNFV split-off	—	—	(22)
Other financing activity	5	(2)	(1)
Net dividends from subsidiaries	927	685	1,090
Net cash provided by financing activities	526	277	141
Net change in cash and cash equivalents	216	119	(16)
Cash at beginning of year	349	230	246
Cash at end of year	$565	$349	$230
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

B.	Notes Payable
Notes payable consist of the following:

	December 31,
	2019	2018
	(In millions)
4.5% Notes, net of discount	$443	$442
5.5% Notes, net of discount	398	398
Revolving credit facility	(3)	(4)
	$838	$836

C.	Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash paid during the year:
Interest paid	$44	$34	$54
Income tax payments	251	204	528

D.	Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.5 billion, $0.4 billion, and $0.8 billion during the years ended December 31, 2019, 2018, and 2017, respectively.