Form 10-Q
period 2020-03-31
Fidelity National Financial, Inc.
filed 2020-04-28
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
YES ☐ NO ☑
The number of shares outstanding of the Registrant's common stock as of April 13, 2020 were:
FNF Common Stock 272,013,813

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2020

i

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2020 and December 31, 2019, net of allowance for credit losses of $11 and $0, respectively, and includes pledged fixed maturity securities of $423 and $410, respectively, related to secured trust deposits	$2,057	$2,090
Preferred securities, at fair value	304	323
Equity securities, at fair value	628	811
Investments in unconsolidated affiliates	148	131
Other long-term investments	93	153
Short-term investments, at March 31, 2020 and December 31, 2019 includes pledged short-term investments of $0 and $12, respectively, related to secured trust deposits	1,258	876
Total investments	4,488	4,384
Cash and cash equivalents, at March 31, 2020 and December 31, 2019 includes $306 and $384, respectively, of pledged cash related to secured trust deposits	890	1,376
Trade and notes receivables, net of allowance of $23 and $20 at March 31, 2020 and December 31, 2019, respectively	322	346
Goodwill	2,726	2,727
Prepaid expenses and other assets	397	432
Lease assets	406	410
Other intangible assets, net	396	422
Title plants	404	404
Property and equipment, net	175	176
Total assets	$10,204	$10,677
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$864	$1,094
Notes payable	839	838
Reserve for title claim losses	1,518	1,509
Secured trust deposits	826	791
Lease liabilities	439	442
Income taxes payable	53	10
Deferred tax liability	205	284
Total liabilities	4,744	4,968
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2020 and December 31, 2019; outstanding of 272,418,216 and 275,563,436 as of March 31, 2020 and December 31, 2019, respectively, and issued of 292,341,256 and 292,236,476 as of March 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	4,592	4,581
Retained earnings	1,204	1,356
Accumulated other comprehensive earnings	28	43
Less: Treasury stock,19,923,040 shares and 16,673,040 shares as of March 31, 2020 and December 31, 2019, respectively, at cost	(692)	(598)
Total Fidelity National Financial, Inc. shareholders’ equity	5,132	5,382
Non-controlling interests	(16)	(17)
Total equity	5,116	5,365
Total liabilities, redeemable non-controlling interest and equity	$10,204	$10,677
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2020	2019
	(Unaudited)
Revenues:
Direct title insurance premiums	$546	$440
Agency title insurance premiums	732	552
Escrow, title-related and other fees	601	534
Interest and investment income	53	54
Realized gains and losses, net	(320)	142
Total revenues	1,612	1,722
Expenses:
Personnel costs	614	592
Agent commissions	560	421
Other operating expenses	411	344
Depreciation and amortization	43	44
Provision for title claim losses	58	45
Interest expense	12	12
Total expenses	1,698	1,458
(Loss) earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	(86)	264
Income tax (benefit) expense	(28)	65
(Loss) earnings before equity in earnings of unconsolidated affiliates	(58)	199
Equity in earnings of unconsolidated affiliates	1	7
Net (loss) earnings	(57)	206
Less: Net earnings attributable to non-controlling interests	4	—
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(61)	$206
Earnings per share
Net (loss) earnings per share attributable to FNF common shareholders, basic	$(0.22)	$0.75
Net (loss) earnings per share attributable to FNF common shareholders, diluted	$(0.22)	$0.74

Weighted average shares outstanding FNF common stock, basic basis	274	273
Weighted average shares outstanding FNF common stock, diluted basis	274	277
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2020	2019
	(Unaudited)
Net (loss) earnings	$(57)	$206
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net (excluding investments in unconsolidated affiliates) (1)	(9)	23
Unrealized gain on investments in unconsolidated affiliates (2)	7	6
Unrealized (loss) gain on foreign currency translation (3)	(10)	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(3)	(4)
Other comprehensive (loss) earnings	(15)	27
Comprehensive (loss) earnings	(72)	233
Less: Comprehensive earnings attributable to non-controlling interests	4	—
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(76)	$233
_______________________________________

(1)Net of income tax (benefit) expense of $(3) million and $7 million for the three-month periods ended March 31, 2020 and 2019, respectively.
(2)Net of income tax expense of $2 million and $2 million for the three-month periods ended March 31, 2020 and 2019, respectively.
(3)Net of income tax (benefit) expense of $(3) million and $1 million for the three-month periods ended March 31, 2020 and 2019, respectively.
(4)Net of income tax expense of $1 million and $1 million for the three-month periods ended March 31, 2020 and 2019, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	—	—	1	—	—	—	—	—	1	—
Treasury stock repurchased	—	—	—	—	—	1	(18)	—	(18)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	23	—	—	—	23	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6	—	—	—	6	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	2	—	—	—	2	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.31 per common share	—	—	—	(85)	—	—	—	—	(85)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net earnings	—	—	—	206	—	—	—	—	206	—
Balance, March 31, 2019	290	$—	$4,510	$762	$14	15	$(516)	$(5)	$4,765	$344

Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
Exercise of stock options	—	—	2	—	—	—	—	—	2	—
Treasury stock repurchased	—	—	—	—	—	3	(94)	—	(94)	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(9)	—	—	—	(9)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(10)	—	—	—	(10)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(3)	—	—	—	(3)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.33 per common share	—	—	—	(91)	—	—	—	—	(91)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net (loss) earnings	—	—	—	(61)	—	—	—	4	(57)	—
Balance, March 31, 2020	292	$—	$4,592	$1,204	$28	20	$(692)	$(16)	$5,116	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(57)	$206
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	43	44
Equity in earnings of unconsolidated affiliates	(1)	(7)
Loss on sales of investments and other assets and asset impairments, net	8	—
Non-cash lease costs	37	37
Operating lease payments	(38)	(37)
Distributions from unconsolidated affiliates, return on investment	—	3
Stock-based compensation cost	9	9
Change in valuation of equity and preferred securities, net	312	(142)
Changes in assets and liabilities, net of effects from acquisitions:
Net decrease in trade receivables	20	12
Net decrease (increase) in prepaid expenses and other assets	23	(76)
Net decrease in accounts payable, accrued liabilities, deferred revenue and other	(228)	(106)
Net increase (decrease) in reserve for title claim losses	9	(5)
Net change in income taxes	(32)	58
Net cash provided by (used in) operating activities	105	(4)
Cash flows from investing activities:
Proceeds from sales of investment securities	106	194
Proceeds from calls and maturities of investment securities	159	62
Proceeds from sales of property and equipment	9	—
Fundings of Cannae Holdings Inc. note receivable	—	(100)
Additions to property and equipment and capitalized software	(28)	(22)
Purchases of investment securities	(300)	(322)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(382)	268
Additional investments in unconsolidated affiliates	(9)	(1)
Distributions from unconsolidated affiliates, return of investment	2	17
Net other investing activities	4	(2)
Net cash (used in) provided by investing activities	(439)	94
Cash flows from financing activities:
Dividends paid	(90)	(85)
Subsidiary dividends paid to non-controlling interest shareholders	(3)	(3)
Exercise of stock options	2	1
Net change in secured trust deposits	35	(113)
Payment of contingent consideration for prior period acquisitions	(7)	(6)
Purchases of treasury stock	(89)	(18)
Net cash used in financing activities	(152)	(224)
Net decrease in cash and cash equivalents	(486)	(134)
Cash and cash equivalents at beginning of period	1,376	1,257
Cash and cash equivalents at end of period	$890	$1,123
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2019.
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
Recent Developments
Pending Acquisition of FGL Holdings ("FGL")

On February 7, 2020, we entered into a merger agreement as amended or otherwise supplemented from time to time, (the “Merger Agreement”) to acquire FGL (NYSE: FG) (the “FGL Merger”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the board of directors of FNF, at the First Effective Time (as defined in the Merger Agreement), the ordinary shares of FGL (the “Ordinary Shares”), including all restricted Ordinary Shares (whether vested or unvested), issued and outstanding as of immediately prior to the First Effective Time (other than (i) shares owned by FGL and any of its subsidiaries or FNF and any of its subsidiaries and (ii) shares in respect of which dissenters rights have been properly exercised and perfected under Cayman law) will be converted into the right to receive $12.50 in cash or 0.2558 shares (“the Stock Consideration”) of common stock of FNF (“FNF Common Stock”), at the election of the holder thereof and subject to the proration mechanics set forth in the Merger Agreement. Pursuant to the Merger Agreement, all Ordinary Shares held by FNF and its subsidiaries will be converted into the right to receive the Stock Consideration. Each Series B Cumulative Preferred Share, all of which are held by FNF and its subsidiaries, will be converted into the right to receive a number of shares of FNF Common Stock that is equal to (i) the Liquidation Preference (as defined in the Merger Agreement) divided by (ii) the Reference Parent Common Stock Price (as defined in the Merger Agreement).

Additionally, pursuant to the Merger Agreement, all options to purchase Ordinary Shares (“FGL Share Option”) and phantom unit denominated in Ordinary Shares (“FGL Phantom Unit”), in each case, outstanding immediately prior to the First Effective Time, will be canceled and converted into options to purchase FNF Common Stock and phantom units denominated in FNF Common Stock at the First Effective Time (collectively, the “Rollover Awards”), as applicable. The Rollover Awards will generally be subject to the same terms and conditions as applicable to the applicable canceled FGL Share Option or FGL Phantom Unit immediately prior to the First Effective Time, except that (i) all performance-vesting criteria will be deemed satisfied at the First Effective Time at the levels described in the Merger Agreement and such Rollover Awards will be subject only to time-based vesting conditions after the First Effective Time, and (ii) immediately prior to the First Effective Time, additional time-vesting credits will be provided to holders in respect of FGL Share Options and FGL Phantom Units granted prior to January 1, 2020, as described in the Merger Agreement.

The closing of the FGL Merger is subject to certain closing conditions, including the approval by FGL stockholders, federal and state regulatory approvals, and the satisfaction of other customary closing conditions. Closing is expected in the second or third quarter of 2020.

On April 27, 2020 we entered into an amendment to the Merger Agreement (the "Amendment"). See Item 5. of Part II of this Quarterly Report for further discussion of the Amendment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

Term Loan
In connection with the contemplated FGL Merger, on April 22, 2020, we entered into a term loan credit agreement that provides for an aggregate principal borrowing of $1.0 billion (the "Term Loan Agreement") with Bank of America, N.A, as administrative agent (in such capacity, the "Administrative Agent"), JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto from time to time (the “Term Lenders”), pursuant to which the Term Lenders provided a $1 billion delayed draw term loan facility (the “Term Loan”). The Term Loan generally accrues interest based on a fluctuating rate per annum based on either (i) the base rate (which is equal to the highest of (a) the federal funds rate plus 0.5% of 1%, (b) the Administrative Agent’s "prime rate," and (c) LIBOR plus 1% (with a floor of 1.75%)), plus a margin of between 1% and 2% depending on the senior unsecured debt ratings of FNF (the “FNF Debt Rating”) or (ii) LIBOR (with a floor of 0.75%) plus a margin of between 2% and 0.03 depending on the FNF Debt Rating. In accordance with the Term Loan Agreement, the FGL Merger shall have been, or shall concurrently with the Term Loan Agreement borrowing be, consummated in accordance with the terms of the Merger Agreement. See Item 5. of Part II of this Quarterly Report for further discussion of the Term Loan Agreement.
Income Tax
Income tax (benefit) expense was $(28) million and $65 million in the three-month periods ended March 31, 2020 and 2019, respectively. Income tax (benefit) expense as a percentage of (loss) earnings before income taxes was 33% and 25% in the three-month periods ended March 31, 2020 and 2019, respectively. The change in income tax (benefit) expense as a percentage of (loss) earnings before income taxes in the 2020 period from the comparable period in 2019 is primarily attributable to an additional tax benefit in the current quarter of $7 million related to a 2017 amended return filed in the 2020 period.

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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2020, our basic and diluted net loss per share attributable to FNF common shareholders are the same because we generated a net loss attributable to FNF common shareholders and the assumed conversions of our potentially dilutive securities would have an antidilutive impact. There were three million antidilutive securities outstanding during the three months ended March 31, 2020. There were no antidilutive instruments outstanding during the three months ended March 31, 2019.
Recent Accounting Pronouncements
Adopted Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. The method used to measure estimated credit losses for fixed maturity available-for-sale securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting period beginning after December 15, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable Generally Accepted Accounting Principles. We adopted this standard using the prospective transition approach for debt securities for which other than temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received. We did not record a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of this standard in the current quarter as the impact was not material. The overall effect of Topic 326 was not material to the Consolidated Financial Statements upon adoption. See Note D. Investments for further discussion of the adoption as it relates to our fixed maturity securities available for sale.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We have adopted this standard as of January 1, 2020 and are applying this guidance on a prospective basis. The overall effect of Topic 350 was not material to the Consolidated Financial Statements upon adoption.

Pronouncements Not Yet Adopted
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note B — Summary of Reserve for Claim Losses
 A summary of the reserve for claim losses follows:

	Three months ended March 31,
	2020	2019
	(Dollars in millions)
Beginning balance	$1,509	$1,488
Change in reinsurance recoverable	(1)	(1)
Claim loss provision related to:
Current year	58	45
Prior years	—	—
Total title claim loss provision	58	45
Claims paid, net of recoupments related to:
Current year	—	(1)
Prior years	(48)	(48)
Total title claims paid, net of recoupments	(48)	(49)
Ending balance of claim loss reserve for title insurance	$1,518	$1,483
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Five lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. It is further alleged that Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited.
The five lawsuits are as follows:

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

On March 6, 2020, a lawsuit styled, Wakefield Capital, LLC, Wakefield Investments, LLC, 2Budz Holding, LLC, Doug and Kristine Heidrich, and Jeff and Heidi Orr v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $7.8 million as a result of the alleged fraud scheme, and also seek punitive damages, recovery of attorneys’ fees, and disgorgement. The Company is investigating and will file its response on or before the due date.

On March 16, 2020, a lawsuit styled, Randolph L. Levin, et al., v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, Betty Elixman, et al., was filed in the Superior Court of San Diego County for the State of

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
California. Plaintiffs claim losses in excess of $38 million as a result of the alleged fraud scheme, and also seek punitive damages and the recovery of attorneys’ fees. The Company is investigating and will file its response on or before the due date.

In addition, the Chicago Title Company is also in receipt of a pre-suit demand for approximately $30 million from another group of alleged investors. Chicago Title Company has acknowledged receipt of the claim and is investigating.

At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of these claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. The Company, however, has recorded an incurred claim loss reserve for legal fees related to these matters as of March 31, 2020, which is included in its consolidated reserve for claim losses. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for claim losses.

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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note C — Fair Value Measurements
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$278	$—	$278
State and political subdivisions	—	92	—	92
Corporate debt securities	—	1,553	14	1,567
Mortgage-backed/asset-backed securities	—	63	—	63
Foreign government bonds	—	57	—	57
Preferred securities	141	163	—	304
Equity securities	627	—	1	628
Other long-term investments	59	—	—	59
Total assets	$827	$2,206	$15	$3,048

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$—	$288	$—	$288
State and political subdivisions	—	93	—	93
Corporate debt securities	—	1,570	17	1,587
Mortgage-backed/asset-backed securities	—	62	—	62
Foreign government bonds	—	60	—	60
Preferred securities	65	258	—	323
Equity securities	810	—	1	811
Other long-term investments	—	—	120	120
Total assets	$875	$2,331	$138	$3,344

Our Level 2 fair value measures for preferred securities and fixed maturity securities available for sale are provided by a third-party pricing service. We utilize one firm for our preferred stock and our bond portfolios. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. The inputs utilized in these pricing methodologies include observable measures such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. We review the pricing methodologies for all of our Level 2 securities by obtaining an understanding of the valuation models and assumptions used by the third-party as well as independently comparing the resulting prices to other publicly available measures of fair value and internally developed models. The pricing methodologies used by the relevant third-party pricing services are as follows:
•U.S. government and agencies: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers.
•State and political subdivisions: These securities are valued based on data obtained for similar securities in active markets and from inter-dealer brokers. Factors considered include relevant trade information, dealer quotes and other relevant market data.
•Corporate debt securities: These securities are valued based on dealer quotes and related market trading activity. Factors considered include the bond's yield, its terms and conditions, or any other feature which may influence its risk and thus marketability, as well as relative credit information and relevant sector news.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
•Foreign government bonds: These securities are valued based on a discounted cash flow model incorporating observable market inputs such as available broker quotes and yields of comparable securities.
•Mortgage-backed/asset-backed securities: These securities are comprised of commercial mortgage-backed securities, agency mortgage-backed securities, collateralized mortgage obligations and asset-backed securities. They are valued based on available trade information, dealer quotes, cash flows, relevant indices and market data for similar assets in active markets.
•Preferred securities: Preferred securities are valued by calculating the appropriate spread over a comparable U.S. Treasury security. Inputs include benchmark quotes and other relevant market data.
Our Level 3 fair value measures for our other long-term investment were provided by a third-party pricing service. We utilized one firm to value our Level 3 other long-term investment. The pricing service is a leading global provider of financial market data, analytics and related services to financial institutions. We utilized the income approach and a discounted cash flow analysis in determining the fair value of our Level 3 other long-term investment. The primary unobservable input utilized in this pricing methodology is the discount rate used which is determined based on underwriting yield, credit spreads, yields on benchmark indices and comparable public company debt. The discount rate used in our determination of the fair value of our Level 3 other long-term investment as of December 31, 2019 was a range of 6.8% - 7.4% and a weighted-average of 7.0%. Based on the total fair value of our Level 3 other long-term investment as of December 31, 2019, changes in the discount rate utilized will not result in a fair value significantly different than the amount recorded.
Our remaining Level 3 fair value measures for our equity and corporate debt securities relate to multiple investments which are considered immaterial individually and in the aggregate.
The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three-month periods ended March 31, 2020 and 2019.

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Other Long-Term	Equity	Corporate Debt		Other Long-Term	Corporate Debt
	Investment	Securities	Securities	Total	Investment	Securities	Total
	(In millions)				(In millions)
Fair value, beginning balance	$120	$1	$17	$138	$101	$17	$118
Transfers out of Level 3	(59)	—	—	(59)	—	(4)	(4)
Paid-in-kind dividends (1)	2	—	—	2	1	1	2
Purchases	—	—	—	—	—	5	5
Sales and maturities	—	—	—	—	—	(1)	(1)
Net valuation (loss) gain included in earnings (2)	(63)	—	(3)	(66)	5	—	5
Fair value, ending balance	$—	$1	$14	$15	$107	$18	$125
_____________________________________
(1) Included in Interest and investment income on the Condensed Consolidated Statements of Earnings
(2) Included in Realized gains and losses, net on the Condensed Consolidated Statements of Earnings

Transfers into or out of the Level 3 fair value category occur when unobservable inputs become more or less significant to the fair value measurement or upon a change in valuation technique.  For the three months ended March 31, 2020, we transferred $59 million of other long-term investments from Level 3 to Level 1 based on a change in valuation technique. For the three months ended March 31, 2019, transfers out of Level 3 are not considered material.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note D — Investments

Beginning January 1, 2020, unrealized losses are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and changes to the rating of the security by a rating agency, among other factors, including the correlation between changes in the price of certain comparable benchmark indices and the security. If credit losses exist, an allowance for credit losses is recorded for the credit losses limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in additional losses.
The cost basis of fixed maturity securities available for sale includes an adjustment for amortized premium or accreted discount since the date of purchase. The fair values of our available for sale securities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Cost	Unrealized	Unrealized	Allowance for	Fair
	Basis	Gains	Losses	Credit Loss	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$265	$13	$—	$—	$278
State and political subdivisions	90	2	—	—	92
Corporate debt securities	1,547	42	(11)	(11)	1,567
Mortgage-backed/asset-backed securities	60	3	—	—	63
Foreign government bonds	63	—	(6)	—	57
Total	$2,025	$60	$(17)	$(11)	$2,057

	December 31, 2019
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In millions)
Fixed maturity securities available for sale:
U.S. government and agencies	$282	$7	$(1)	$288
State and political subdivisions	90	3	—	93
Corporate debt securities	1,536	54	(3)	1,587
Mortgage-backed/asset-backed securities	60	2	—	62
Foreign government bonds	61	1	(2)	60
Total	$2,029	$67	$(6)	$2,090

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The following table presents certain information regarding contractual maturities of our fixed maturity securities at March 31, 2020:

	March 31, 2020
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$319	16%	$315	15%
After one year through five years	1,104	54	1,112	55
After five years through ten years	421	21	442	21
After ten years	121	6	125	6
Mortgage-backed/asset-backed securities	60	3	63	3
Total	$2,025	100%	$2,057	100%

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
Net unrealized losses on investment securities for which the allowance for credit losses has not been recorded and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 were as follows:

March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$404	$(9)	$45	$(2)	$449	$(11)
Foreign government bonds	36	(2)	20	(4)	56	(6)
Total temporarily impaired securities	$440	$(11)	$65	$(6)	$505	$(17)

Unrealized losses on corporate bonds have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management does not intend to and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payment on the bonds. The fair value is expected to recover as the bonds approach maturity.
Net unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, were as follows:

December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$62	$(1)	$—	$—	$62	$(1)
Corporate debt securities	98	(2)	51	(1)	149	(3)
Foreign government bonds	—	—	33	(2)	33	(2)
Total temporarily impaired securities	$160	$(3)	$84	$(3)	$244	$(6)

During the three months ended March 31, 2020, we recorded impairment charges of $11 million related to our corporate debt securities. We recorded no impairments relating to our investments during the three months ended March 31, 2019.

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
The following tables present realized gains and losses on investments and other assets and proceeds from the sale or maturity of investments and other assets for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three months ended March 31, 2020
	Gross Realized Gains	Gross Realized Losses	Allowance for Credit Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Sales and maturities of fixed maturity securities available for sale	$12	$(1)	$—	$11	$177
Sales and maturities of preferred securities	—	—	—	—	83
Sales of equity securities	—	—	—	—	—
Valuation of fixed maturity securities available for sale			(11)	(11)	—
Valuation of equity securities			—	(205)	—
Valuation of preferred securities			—	(42)	—
Valuation of other long term investments			—	(63)	—
Other realized gains and losses, net			—	(10)	9
Total			$(11)	$(320)	$269

	Three months ended March 31, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Proceeds from Sale/Maturity
	(In millions)
Sales and maturities of fixed maturity securities available for sale	$1	$(1)	$—	$235
Sales and maturities of preferred securities	—	—	—	24
Sales of equity securities	4	—	4	41
Valuation of equity securities			126	—
Valuation of preferred securities			11	—
Valuation of other long term investments			5	—
Impairment of lease assets			(4)	—
Total			$142	$300

Investment with Related Party
Included in equity securities as of March 31, 2020 and December 31, 2019 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $191 million and $212 million as of March 31, 2020 and December 31, 2019, respectively.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note E — Notes Payable
Notes payable consists of the following:

	March 31, 2020	December 31, 2019
	(In millions)
4.50% Notes, net of discount	$443	$443
5.50% Notes, net of discount	398	398
Revolving Credit Facility	(2)	(3)
	$839	$838
At March 31, 2020, the estimated fair value of our unsecured notes payable was approximately $955 million, which was $104 million higher than its carrying value, excluding $12 million of net unamortized debt issuance costs and discount. The fair values of our unsecured notes payable are based on established market prices for the securities on March 31, 2020 and are considered Level 2 financial liabilities.
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
On April 27, 2017, we entered into a Fourth Amended and Restated Credit Agreement that provides for our $800 million revolving credit facility (the Revolving Credit Facility) with Bank of America, N.A., as administrative agent and the other agents party thereto (the "Restated Credit Agreement").The material terms of the Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of March 31, 2020, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the Securities and Exchange Commission ("SEC"). The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2019.

Gross principal maturities of notes payable at March 31, 2020 are as follows (in millions):
2020 (remaining)	$—
2021	—
2022	400
2023	—
2024	—
Thereafter	450
$850

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note F — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note B. Summary of Reserve for Claim Losses for further discussion. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $22 million as of March 31, 2020 and December 31, 2019. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In a class action captioned, Patterson, et al. v. Fidelity National Title Insurance Company, et al., originally filed on October 27, 2003, and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial, and that Plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company’s requests for interlocutory appeals of both the liability and damage multiplier issues were denied. The parties executed a written settlement agreement and received preliminary approval. Notice must now be given, and the class action settlement administrator will follow the claims process. We do not believe the settlement will have a material adverse effect on our financial condition.
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

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note G — Dividends
On April 22, 2020, our Board of Directors declared cash dividends of $0.33 per share, payable on June 30, 2020, to FNF common shareholders of record as of June 16, 2020.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2020:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,278	$—	$1,278
Other revenues	610	(9)	601
Revenues from external customers	1,888	(9)	1,879
Interest and investment income, including realized gains and losses	(265)	(2)	(267)
Total revenues	1,623	(11)	1,612
Depreciation and amortization	37	6	43
Interest expense	—	12	12
Loss before income taxes and equity in earnings of unconsolidated affiliates	(53)	(33)	(86)
Income tax benefit	(19)	(9)	(28)
Loss before equity in earnings of unconsolidated affiliates	(34)	(24)	(58)
Equity in earnings of unconsolidated affiliates	1	—	1
Net loss	$(33)	$(24)	$(57)
Assets	$8,728	$1,476	$10,204
Goodwill	2,460	266	2,726
As of and for the three months ended March 31, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$992	$—	$992
Other revenues	481	53	534
Revenues from external customers	1,473	53	1,526
Interest and investment income, including realized gains and losses	190	6	196
Total revenues	1,663	59	1,722
Depreciation and amortization	39	5	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	292	(28)	264
Income tax expense (benefit)	71	(6)	65
Earnings (loss) before equity in earnings of unconsolidated affiliates	221	(22)	199
Equity in earnings of unconsolidated affiliates	7	—	7
Net earnings (loss)	$228	$(22)	$206
Assets	$8,567	$1,080	$9,647
Goodwill	2,463	264	2,727

The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Three months ended March 31,
	2020	2019
Cash paid for:
Interest	$22	$22
Income taxes	4	6
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$—	$(44)
Change in purchases of investments available for sale payable in period	—	20
Change in treasury stock purchases payable in period	5	—
Lease liabilities recognized in exchange for lease right-of-use assets	8	6
Remeasurement of lease liabilities	22	9

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2020	2019
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$546	$440
Agency title insurance premiums	Agency title insurance premiums	Title	732	552
Home warranty	Escrow, title-related and other fees	Title	43	41
Total revenue from insurance contracts			1,321	1,033
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	221	165
Other title-related fees and income	Escrow, title-related and other fees	Title	159	136
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	106	83
Real estate technology	Escrow, title-related and other fees	Corporate and other	27	25
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	6	7
Other	Escrow, title-related and other fees	Corporate and other	(42)	21
Total revenue from contracts with customers			477	437
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	81	56
Interest and investment income	Interest and investment income	Various	53	54
Realized gains and losses, net	Realized gains and losses, net	Various	(320)	142
Total revenues	Total revenues		$1,612	$1,722

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2020	December 31, 2019
	(In millions)
Trade receivables	$301	$321
Deferred revenue (contract liabilities)	107	111
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, we recognized $44 million of revenue which was included in deferred revenue at the beginning of the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: changes in general economic, business and political conditions, including changes in the financial markets; continued weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy, or the overall impact of the outbreak of the novel coronavirus COVID-19; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions (including the contemplated FGL Merger); our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2019 and other filings with the SEC.
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
We have found that residential real estate activity is generally dependent on the following factors:
•mortgage interest rates;
•mortgage funding supply;
•housing inventory and home prices;
•supply and demand for commercial real estate; and
•the strength of the United States economy, including employment levels.
While the severity and duration of the negative impacts related to the recent outbreak of COVID-19 are not yet known, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 2, 2020, estimates (actual for fiscal year 2019) the size of the U.S. residential mortgage originations market as shown in the following table for 2019 - 2022 in its "Mortgage Finance Forecast" (in billions):

	2022	2021	2020	2019
Purchase transactions	$1,478	$1,397	$1,242	$1,272
Refinance transactions	$429	$502	$1,184	$901
Total U.S. mortgage originations forecast	$1,907	$1,899	$2,426	$2,173

In 2019, total originations were reflective of a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Concerns over a slowing global economy and the impact of a prolonged trade war resulted in interest rate cuts in the second half of the year which significantly increased refinance transactions and slightly increased purchase transactions when compared to 2018. Additionally, existing home sales increased in each quarter of 2019. Average interest rates on 30-year fixed rate mortgages, averaged 4.4% in the first quarter of 2019 but subsequently decreased in the following three quarters to an average of 3.7% in the fourth quarter of 2019.

As of April 2, 2020, the MBA expects residential purchase transactions to slightly decrease from 2019 levels in 2020 followed by a slight increase in 2021. Additionally the MBA expects residential refinance transactions to increase in 2020 followed by a decrease in 2021. The MBA expects overall mortgage originations to increase in 2020 followed by a decrease in 2021.

On March 11, 2020, the World Health Organization declared that the novel coronavirus or COVID-19 “can be characterized as a pandemic,” which is defined as a worldwide spread of a new disease for which most people do not have immunity. On March 15th, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Through the three months ended March 31, 2020, mortgage interest rates continued to decline to below 3.50%. Concerns over a slowing global economy and the impact of a prolonged trade war, now combined with the COVID-19 pandemic sweeping the globe, have resulted in significant uncertainty in the economic outlook. With shelter in place and similar restrictive mitigation measures issued throughout the country for an unknown duration, the Company's expectation is that real estate activity will decline dramatically, at least through June 30, 2020 and potentially much longer.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the U.S was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but as of March 31, 2020, unemployment rose nearly 1% to 4.4%. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling over 9% in March 2020.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 through the three months ended March 31, 2020, we experienced historically high volumes and fee-per-file in our commercial business. While COVID-19 will likely have an impact on the timing and volume of commercial real estate transactions in the short term as the logistics of transactions evolves and some buyers move to the sidelines until the pandemic is resolved, we believe that refinance activity will likely increase in response to the recent Fed rate cuts. For the three weeks ended April 17, 2020, purchase orders opened per day declined by 47% and refinance orders opened per day increased 122% versus the prior comparable period.
We cannot be certain how the outbreak of COVID-19 and the steps taken to attempt to mitigate its spread will impact our future results of operations. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand returns.
See Item 1A of Part II of this Quarterly Report for further discussion risk factors related to COVID-19.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020 will likely deviate from historical patterns due to COVID-19 with the first quarter potentially being the strongest of 2020. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$546	$440
Agency title insurance premiums	732	552
Escrow, title-related and other fees	601	534
Interest and investment income	53	54
Realized gains and losses, net	(320)	142
Total revenues	1,612	1,722
Expenses:
Personnel costs	614	592
Agent commissions	560	421
Other operating expenses	411	344
Depreciation and amortization	43	44
Provision for title claim losses	58	45
Interest expense	12	12
Total expenses	1,698	1,458
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	(86)	264
Income tax (benefit) expense	(28)	65
Equity in earnings of unconsolidated affiliates	1	7
Net (loss) earnings	$(57)	$206
 Revenues.
Total revenues decreased by $110 million in the three months ended March 31, 2020 compared to the corresponding period in 2019.
Net earnings decreased by $263 million in the three months ended March 31, 2020 compared to the corresponding period in 2019.
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
Income tax (benefit) expense was $(28) million and $65 million in the three-month periods ended March 31, 2020 and 2019, respectively. Income tax (benefit) expense as a percentage of earnings before income taxes was 33% and 25% in the three-month periods ended March 31, 2020 and 2019, respectively. The increase in income tax (benefit) expense as a percentage of (loss) earnings before taxes in the 2020 period from the comparable period in 2019 is primarily attributable to an additional tax benefit in the current quarter of $7 million related to a 2017 amended return filed in the 2020 period.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$546	$440
Agency title insurance premiums	732	552
Escrow, title-related and other fees	610	481
Interest and investment income	48	48
Realized gains and losses, net	(313)	142
Total revenues	1,623	1,663
Expenses:
Personnel costs	641	551
Agent commissions	560	421
Other operating expenses	380	315
Depreciation and amortization	37	39
Provision for title claim losses	58	45
Total expenses	1,676	1,371
(Loss) earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(53)	$292
Orders opened by direct title operations (in thousands)	682	438
Orders closed by direct title operations (in thousands)	377	263
Fee per file	$2,224	$2,567
Total revenues for the Title segment decreased by $40 million, or 2%, in the three months ended March 31, 2020 from the corresponding period in 2019.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2020	Total	2019	Total
	(Dollars in millions)
Title premiums from direct operations	$546	43%	$440	44%
Title premiums from agency operations	732	57	552	56
Total title premiums	$1,278	100%	$992	100%

Title premiums increased by 29% in the three months ended March 31, 2020 as compared to the corresponding period in 2019. The increase is comprised of an increase in Title premiums from direct operations of $106 million, or 24%, and an increase in Title premiums from agency operations of $180 million, or 33%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2020	2019
Opened title insurance orders from purchase transactions (1)	41%	65%
Opened title insurance orders from refinance transactions (1)	59	35
	100%	100%

Closed title insurance orders from purchase transactions (1)	46%	66%
Closed title insurance orders from refinance transactions (1)	54	34
	100%	100%
_______________________________________

(1) Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2020, as compared to the corresponding period in 2019. The increase in the three-month period is primarily attributable to an increase in closed order volumes, partially offset by a decrease in the fee per file.
We experienced an increase in closed title insurance order volumes from purchase and refinance transactions in the three months ended March 31, 2020 as compared to the corresponding period in 2019. Total closed order volumes were 377,000 in the three months ended March 31, 2020 compared to 263,000 in the three months ended March 31, 2019. This represented an overall increase of 43% in the three months ended March 31, 2020 from the corresponding period in 2019. The increase in refinance transactions in the 2020 period is primarily due to lower average interest rates when compared to the corresponding 2019 period.
Total opened title insurance order volumes increased in the three months ended March 31, 2020, as compared to the corresponding period in 2019. The increase in the three-month period was primarily attributable to increased opened title orders from refinance transactions, and a slight increase in opened title orders from purchase transactions.
The average fee per file in our direct operations was $2,224 in the three months ended March 31, 2020, compared to $2,567 in the three months ended March 31, 2019, respectively. The year-to-date decrease in average fee per file reflects an increased proportion of refinance transactions. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $180 million, or 33%, in the three months ended March 31, 2020 from the corresponding period in 2019. The increase was directionally consistent with the trend in title premiums from direct operations and is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $129 million, or 27%, in the three months ended March 31, 2020 from the corresponding period in 2019. Escrow fees, which are more closely related to our direct operations, increased by $56 million, or 34%, in the three months ended March 31, 2020 as compared to the corresponding period in 2019. The increase in the three-month period is directionally consistent with the change in title premiums from direct operations. Other fees in the Title segment, excluding escrow fees, increased by $73 million or 23% in the three months ended March 31, 2020, compared to the corresponding period in 2019. The changes in Other fees were primarily driven by a $43 million increase in volume related to our ServiceLink business. The remaining increase in Other Fees in the 2020 period relate to various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income remained flat in the three months ended March 31, 2020 compared to the corresponding period in 2019.

Realized gains and losses, net, decreased $455 million in the three months ended March 31, 2020 from the comparable period in 2019. The decrease in the three-month period is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $90 million, or 16%, in the three months ended March 31, 2020 compared to the corresponding periods in 2019. The increase in the three-month period is primarily attributable to increased average headcount and increased commissions driven by the increase in closed title order volumes in the 2020 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 55% and 60% for the three-month periods ended March 31, 2020 and 2019, respectively. Average employee count in the Title segment was 24,427 and 22,170 in the three-month periods ended March 31, 2020 and 2019, respectively.
Other operating expenses increased by $65 million, or 21%, in the three months ended March 31, 2020 from the corresponding period in 2019. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses were 33% and 34% in the three months ended March 31, 2020 and 2019, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2019:

	Three months ended March 31,
	2020	%	2019	%
	(Dollars in millions)
Agent premiums	$732	100%	$552	100%
Agent commissions	560	77%	421	76%
Net retained agent premiums	$172	23%	$131	24%
The claim loss provision for title insurance was $58 million and $45 million for the three-month periods ended March 31, 2020 and 2019, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues:
Escrow, title-related and other fees	$(9)	$53
Interest and investment income	5	6
Realized gains and losses, net	(7)	—
Total revenues	(11)	59
Expenses:
Personnel costs	(27)	41
Other operating expenses	31	29
Depreciation and amortization	6	5
Interest expense	12	12
Total expenses	22	87
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(33)	$(28)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $70 million, or 119%, in the three-month period ended March 31, 2020 from the corresponding period in 2019. The decrease is primarily attributable to valuation losses associated with our deferred compensation plan assets.
Personnel costs in the Corporate and Other segment decreased $68 million, or 166%, in the three-month period ended March 31, 2020 from the corresponding period in 2019. The decrease in the three-month period ended March 31, 2020 is primarily attributable to decreased valuations associated with our deferred compensation plan assets.
Other operating expenses in the Corporate and Other segment increased $2 million, or 7%, in the three-month period ended March 31, 2020 from the corresponding period in 2019. The increase is primarily attributable to costs related to the contemplated FGL Merger, which were in excess of the costs incurred related to the abandoned acquisition of Stewart Information Services Corporation in the 2019 period.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.33 per share in the first quarter of 2020, or approximately $90 million to our common shareholders. On April 22, 2020, our Board of Directors declared cash dividends of $0.33 per share, payable on June 30, 2020, to FNF common shareholders of record as of June 16, 2020. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of March 31, 2020, we had cash and cash equivalents of $890 million, short term investments of $1,258 million and available capacity under our Revolving Credit Facility of $800 million. On April 22, 2020 we entered into the Term Loan Agreement which provides for a $1 billion, 364 day delayed-draw, term loan. In addition to our cash on hand the proceeds of the Term Loan Agreement will be used to fund the up-to $1.5 billion cash portion of the FGL Merger. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2019, $1,868 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2020 of approximately $389 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by (used in) operations for the three months ended March 31, 2020 and 2019 totaled $105 million and $(4) million, respectively. The increase in cash provided by operating activities of $109 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation losses and the timing of receipts and payments of prepaid assets, receivables and income taxes, partially offset by the timing of receipts and payments of payables.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the three months ended March 31, 2020 and 2019 were $(439) million and $94 million, respectively. The increase in cash used in investing activities of $533 million in the 2020 period compared to the 2019 period is primarily attributable to a $650 million increase in net cash outflow from purchases of short-term investments and an $88 million reduction in proceeds from sales of investment securities, partially offset by increased proceeds from call and maturities of investment securities of $97 million in the 2020 period, and the funding of the Cannae note receivable of $100 million in the 2019 period.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $28 million and $22 million for the three-month periods ended March 31, 2020 and 2019, respectively.
Financing Cash Flows. Our cash flows used in financing activities for the three months ended March 31, 2020 and 2019 were $152 million and $224 million, respectively. The decrease in cash used in financing activities of $72 million from the 2019 period is primarily attributable to $148 million increase in cash inflows related to the change in secured trust deposits, partially offset by a $71 million increase in purchases of treasury stock during the 2020 period.
Financing Arrangements. For a description of our financing arrangements see Note E. Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I. Additionally, see Item 5. of Part II of this Quarterly Report for discussion of the Term Loan Agreement.
Contractual Obligations. There have been no significant changes to our long-term contractual obligations since our Annual Report for the year ended December 31, 2019.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 3,250,000 shares of FNF common stock during the three months ended March 31, 2020 for approximately $94 million, or an average of $28.95 per share. Subsequent to March 31, 2020 through market close on April 23, 2020, we purchased 400,000 additional shares for $10 million, or an average of $24.39 per share. Since the original commencement of the 2018 Repurchase Program through market close on April 23, 2020, we repurchased a total of 6,430,000 FNF common shares for $210 million, or an average of $32.70 per share.
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
Critical Accounting Policies
Other than our adoption of ASC Topic 326 as further described in Notes A and D to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F. Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, , we identified the following additional risk as a result of the outbreak of the COVID-19 pandemic.

Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects:

•the outbreak of a pandemic disease, like the novel coronavirus COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to its impact on the economy and financial markets;

•the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service; or

•we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events, including but not limited to government mandates to self-quarantine, work remotely and prolonged travel restrictions. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020 - 1/31/2020	—	$—	—	22,220,000
2/1/2020 - 2/29/2020	150,000	40.30	150,000	22,070,000
3/1/2020 - 3/31/2020	3,100,000	28.40	3,100,000	18,970,000
Total	3,250,000	$28.95	3,250,000
(1) On July 17, 2018, our Board of Directors approved the 2018 Repurchase Program, effective August 1, 2018, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021.
(2) As of the last day of the applicable month.

Item 5. Other Information

Merger Agreement Amendment

On April 24, 2020 we entered into an amendment to the Merger Agreement (the "Amendment"). Under the Amendment, the parties have agreed that the exchange agent will be required, not less than 20 days prior to the election deadline, to mail the election forms to all persons who are record holders of FGL ordinary shares (other than FGL, any subsidiary of FGL, FNF, F I Corp., F II Corp., or any other subsidiary thereof) and FGL restricted stock rights as of the FGL record date (April 23, 2020).

Term Loan Agreement

In connection with the FGL Merger, on April 22, 2020, we entered into the Term Loan Agreement which provides for an aggregate principal borrowing of $1 billion, which has a maturity date 364 days from the signing date. The Term Loan generally accrues interest based on a fluctuating rate per annum based on either (i) the base rate (which is equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the Administrative Agent’s "prime rate," and (c) LIBOR plus 1% (with a floor of 1.75%)), plus a margin of between 1% and 2% depending on the FNF Debt Rating or (ii) LIBOR (with a floor of 0.75%) plus a margin of between 2% and 3% depending on the FNF Debt Rating. In addition, FNF will pay a ticking fee of between 37.5 and 62.5 basis points on the daily unused portion of the commitments under the Term Loan Agreement, also depending on the FNF Debt Rating. In accordance with the Term Loan Agreement, the FGL Merger shall have been, or shall concurrently with the borrowing be, consummated in accordance with the terms of the Merger Agreement. The Term Loan Agreement contains affirmative, negative and financial covenants, and events of default that are generally consistent with the corresponding provisions in the Restated Credit Agreement.

Item 6. Exhibits
     (a) Exhibits:

2.1
Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)

10.1
Term Loan Credit Agreement, dated April 22, 2020, among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and The Other Lenders Party Thereto

10.2
First Amendment to the Agreement and Plan of Merger, dated as of April 24, 2020, by Fidelity National Financial, Inc., a Delaware Corporation ("Parent"), F I Corp., a Cayman Islands exempted company and wholly owned subsidiary of Parent, F II Corp., a Cayman Islands exempted company and wholly owned subsidiary of Parent, and FGL Holdings, a Cayman Island exempted company

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

Date:	April 28, 2020	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)