Form 10-Q
period 2020-06-30
Fidelity National Financial, Inc.
filed 2020-08-10
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-32630

FIDELITY NATIONAL FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Riverside Avenue
Jacksonville, Florida, 32204
(Address of principal executive offices, including zip code)

(904) 854-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
FNF Common Stock, $0.0001 par value	FNF	New York Stock Exchange
5.50% Notes due September 2022	FNF22	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ or No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2020 were:
FNF Common Stock 291,849,069

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2020

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2020 and December 31, 2019, net of allowance for credit losses of $28 and $0, respectively.	$25,114	$2,090
Preferred securities, at fair value	1,203	323
Equity securities, at fair value	703	811
Derivative investments	333	—
Mortgage loans, net of allowance for credit losses of $28 at June 30, 2020	1,749	—
Investments in unconsolidated affiliates	1,191	131
Other long-term investments	466	153
Short-term investments	209	876
Total investments	30,968	4,384
Cash and cash equivalents, at June 30, 2020 and December 31, 2019 includes $327 and $384, respectively, of pledged cash related to secured trust deposits	2,353	1,376
Trade and notes receivables, net of allowance of $26 and $20 at June 30, 2020 and December 31, 2019, respectively	334	346
Reinsurance recoverable, net of allowance for credit losses of $22 at June 30, 2020	3,182	—
Goodwill	4,452	2,727
Prepaid expenses and other assets	805	432
Lease assets	393	410
Other intangible assets, net	2,435	422
Title plants	404	404
Property and equipment, net	173	176
Assets of discontinued operations	2,502	—
Total assets	$48,001	$10,677
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$26,628	$—
Future policy benefits	4,092	—
Accounts payable and accrued liabilities	2,135	1,094
Notes payable	2,430	838
Reserve for title claim losses	1,528	1,509
Funds withheld for reinsurance liabilities	817	—
Secured trust deposits	735	791
Lease liabilities	430	442
Income taxes payable	92	10
Deferred tax liability	74	284
Liabilities of discontinued operations	2,347	—
Total liabilities	41,308	4,968
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC	344	344
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2020 and December 31, 2019; outstanding of 291,733,083 and 275,563,436 as of June 30, 2020 and December 31, 2019, respectively, and issued of 318,842,665 and 292,236,476 as of June 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,431	4,581
Retained earnings	1,417	1,356
Accumulated other comprehensive earnings	429	43
Less: Treasury stock, 27,109,582 shares and 16,673,040 shares as of June 30, 2020 and December 31, 2019, respectively, at cost	(919)	(598)
Total Fidelity National Financial, Inc. shareholders’ equity	6,358	5,382
Non-controlling interests	(9)	(17)
Total equity	6,349	5,365
Total liabilities, redeemable non-controlling interest and equity	$48,001	$10,677
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$575	$625	$1,121	$1,065
Agency title insurance premiums	784	754	1,516	1,306
Escrow, title-related and other fees	747	665	1,348	1,199
Interest and investment income	152	59	205	113
Realized gains and losses, net	162	41	(158)	183
Total revenues	2,420	2,144	4,032	3,866
Expenses:
Personnel costs	692	685	1,306	1,277
Agent commissions	598	579	1,158	1,000
Other operating expenses	446	409	857	753
Benefits and other changes in policy reserves	155	—	155	—
Depreciation and amortization	46	44	89	88
Provision for title claim losses	61	62	119	107
Interest expense	21	12	33	24
Total expenses	2,019	1,791	3,717	3,249
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	401	353	315	617
Income tax expense	89	86	61	151
Earnings before equity in earnings of unconsolidated affiliates	312	267	254	466
Equity in earnings of unconsolidated affiliates	1	3	2	10
Net earnings from continuing operations	313	270	256	476
Net earnings from discontinued operations, net of tax	5	—	5	—
Net earnings	318	270	261	476
Less: Net earnings attributable to non-controlling interests	9	4	13	4
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$309	$266	$248	$472
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$1.10	$0.97	$0.88	$1.73
Net earnings from discontinued operations attributable to FNF common shareholders	0.02	—	0.02	—
Net earnings per share attributable to FNF common shareholders, basic	$1.12	$0.97	$0.90	$1.73
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$1.09	$0.96	$0.87	$1.70
Net earnings from discontinued operations attributable to FNF common shareholders	0.02	—	0.02	—
Net earnings per share attributable to FNF common shareholders, diluted	$1.11	$0.96	$0.89	$1.70

Weighted average shares outstanding FNF common stock, basic basis	277	273	275	273
Weighted average shares outstanding FNF common stock, diluted basis	279	277	278	277

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net earnings	$318	$270	$261	$476
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	389	20	380	43
Unrealized gain on investments in unconsolidated affiliates (2)	—	1	7	7
Unrealized gain (loss) on foreign currency translation (3)	5	2	(4)	4
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	4	(1)	—	(5)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	3	—	3	—
Other comprehensive earnings	401	22	386	49
Comprehensive earnings	719	292	647	525
Less: Comprehensive earnings attributable to non-controlling interests	9	4	13	4
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$710	$288	$634	$521
_______________________________________

(1)Net of income tax expense of $121 million and $6 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $118 million and $14 million for the six-month periods ended June 30, 2020 and 2019, respectively.
(2)Net of income tax expense of $0 million and $1 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $2 million and $2 million for the six-month periods ended June 30, 2020 and 2019, respectively.
(3)Net of income tax expense (benefit) of $2 million and $1 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $(1) million and $1 million for the six-month periods ended June 30, 2020 and 2019, respectively.
(4)Net of income tax expense (benefit) of $1 million and $(1) million for the three-month periods ended June 30, 2020 and 2019, respectively, and $0 million and $(2) million for the six-month periods ended June 30, 2020 and 2019, respectively.
(5)Net of income tax expense of $1 million for the three and six-month periods ended June 30, 2020.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, March 31, 2019	290	$—	$4,510	$762	$14	15	$(516)	$(5)	$4,765	$344
Exercise of stock options	—	—	5	—	—	—	—	—	5	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(7)	(3)	—
Treasury stock repurchased	—	—	—	—	—	—	(28)	—	(28)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	20	—	—	—	20	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	1	—	—	—	1	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	2	—	—	—	2	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(1)	—	—	—	(1)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.31 per common share	—	—	—	(86)	—	—	—	—	(86)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	266	—	—	—	4	270	—
Balance, June 30, 2019	290	$—	$4,528	$942	$36	15	$(544)	$(10)	$4,952	$344

Balance, March 31, 2020	292	$—	$4,592	$1,204	$28	20	$(692)	$(16)	$5,116	$344
F&G acquisition	24	—	794	—	—	7	(217)	—	577	—
Exercise of stock options	2	—	35	—	—	—	—	—	35	—
Treasury stock repurchased	—	—	—	—	—	—	(10)	—	(10)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Other comprehensive gain — unrealized gain on investments and other financial instruments	—	—	—	—	389	—	—	—	389	—
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	4	—	—	—	4	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.33 per common share	—	—	—	(96)	—	—	—	—	(96)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	309	—	—	—	9	318	—
Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	—	—	6	—	—	—	—	—	6	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(7)	(3)	—
Treasury stock repurchased	—	—	—	—	—	1	(46)	—	(46)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	43	—	—	—	43	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(5)	—	—	—	(5)	—
Stock-based compensation	—	—	18	—	—	—	—	—	18	—
Dividends declared, $0.62 per common share	—	—	—	(171)	—	—	—	—	(171)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	472	—	—	—	4	476	—
Balance, June 30, 2019	290	$—	$4,528	$942	$36	15	$(544)	$(10)	$4,952	$344

Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
F&G acquisition	24	—	794	—	—	7	(217)	—	577	—
Exercise of stock options	2	—	37	—	—	—	—	—	37	—
Treasury stock repurchased	—	—	—	—	—	3	(104)	—	(104)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Other comprehensive loss — unrealized gain on investments and other financial instruments	—	—	—	—	380	—	—	—	380	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	19	—	—	—	—	—	19	—
Dividends declared, $0.66 per common share	—	—	—	(187)	—	—	—	—	(187)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	248	—	—	—	13	261	—
Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings	$261	$476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89	88
Equity in earnings of unconsolidated affiliates	(2)	(10)
Loss on sales of investments and other assets and asset impairments, net	58	4
Interest credited/index credits to contractholder account balances	123	—
Deferred policy acquisition costs and deferred sales inducements	(30)	—
Charges assessed to contractholders for mortality and admin	(13)	—
Non-cash lease costs	77	73
Operating lease payments	(77)	(75)
Distributions from unconsolidated affiliates, return on investment	—	5
Stock-based compensation cost	19	18
Change in valuation of equity and preferred securities, net	100	(187)
Changes in assets and liabilities, net of effects from acquisitions:
Change in collateral returned (posted)	7	—
Change in reinsurance recoverable	55	—
Change in future policy benefits	(10)	—
Change in funds withheld from reinsurers	1	—
Net decrease (increase) in trade receivables	9	(51)
Net (increase) in prepaid expenses and other assets	(131)	(48)
Net (decrease) increase in accounts payable, accrued liabilities, deferred revenue and other	(51)	16
Net increase (decrease) in reserve for title claim losses	20	(8)
Net change in income taxes	48	71
Net cash provided by operating activities	553	372
Cash flows from investing activities:
Proceeds from sales of investment securities	360	405
Proceeds from calls and maturities of investment securities	311	112
Proceeds from sales of property and equipment	9	—
Fundings of Cannae Holdings Inc. note receivable	—	(100)
Proceeds from repayments of Cannae Holdings Inc. note receivable	—	100
Additions to property and equipment and capitalized software	(48)	(47)
Purchases of investment securities	(686)	(518)
Net proceeds from sales and maturities of short-term investment securities	704	166
Additions to notes receivable	(2)	—
Collections of notes receivable	5	—
F&G acquisition	(976)	—
Additional investments in unconsolidated affiliates	(55)	(20)
Distributions from unconsolidated affiliates, return of investment	25	27
Net other investing activities	—	(5)
Net cash (used in) provided by investing activities	(353)	120

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

Cash flows from financing activities:
Borrowings	1,000	—
Debt offering	648	—
Debt costs/equity issuance additions	(12)	—
Debt service payments	(640)	—
Dividends paid	(186)	(169)
Subsidiary dividends paid to non-controlling interest shareholders	(5)	(5)
Exercise of stock options	37	6
Net change in secured trust deposits	(57)	90
Purchase of additional share in consolidated subsidiaries	—	(3)
Payment of contingent consideration for prior period acquisitions	(8)	(17)
Contractholder account deposits	297	—
Contractholder account withdrawals	(193)	—
Purchases of treasury stock	(104)	(46)
Net cash provided by (used in) financing activities	777	(144)
Net increase in cash and cash equivalents	977	348
Cash and cash equivalents at beginning of period	1,376	1,257
Cash and cash equivalents at end of period	$2,353	$1,605
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a provider of annuity and life insurance products, providing deferred annuities, including fixed index annuities ("FIA"), fixed rate annuities, and immediate annuities and indexed universal life ("IUL") insurance through our wholly-owned subsidiary, FGL Holdings ("F&G").
For information about our reportable segments refer to Note K Segment Information.
Recent Developments
Acquisition of F&G
On June 1, 2020, we completed our previously announced acquisition of F&G for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement").
For additional information on our acquisition of F&G refer to Note B Acquisitions.
Term Loan
In connection with the acquisition of F&G, on April 22, 2020, we entered into a term loan credit agreement that provides for an aggregate principal borrowing of $1.0 billion (the "Term Loan Agreement") with Bank of America, N.A, as administrative agent (in such capacity, the "Administrative Agent"), JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto from time to time (the “Term Lenders”), pursuant to which the Term Lenders provided a $1.0 billion delayed draw term loan facility (the “Term Loan”). On June 1, 2020, we drew down the full $1.0 billion in aggregate borrowing under the Term Loan to fund a portion of the acquisition of F&G.
3.40% Senior Notes
On June 12, 2020, we completed our underwritten public offering of $650 million aggregate principal amount of our 3.40% Notes due June 15, 2030 (the “3.40% Notes”). The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to repay $640 million of the outstanding principal amount under the Term Loan Agreement.
For further information related to the Term Loan and the 3.40% Notes refer to Note G Notes Payable.
Purchase of redeemable non-controlling interest of ServiceLink
On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by minority owners. As of the purchase date ServiceLink is a wholly owned subsidiary of FNF.

Income Tax
Income tax expense was $89 million and $86 million in the three-month periods ended June 30, 2020 and 2019, respectively and $61 million and $151 million in the six-month periods ended June 30, 2020 and 2019, respectively. Income tax expense as a percentage of earnings before income taxes was 22% and 24% in the three-month periods ended June 30, 2020 and 2019, respectively and 19% and 24% in the six-month periods ended June 30, 2020 and 2019, respectively. The decline in income tax expense as a percentage of earnings before taxes in the 2020 periods from the comparable periods in 2019 is primarily attributable to the inclusion of our F&G business, which incurs minimal state taxes, and stock compensation related tax benefits recognized, partially offset by non-deductible acquisition costs.

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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million antidilutive securities outstanding during the three and six-month periods ended June 30, 2020, respectively. There were no antidilutive instruments outstanding during the three or six-month periods ended June 30, 2019.
Recent Accounting Pronouncements
Adopted Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. The method used to measure estimated credit losses for fixed maturity available-for-sale securities will be unchanged from current GAAP; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting period beginning after December 15, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable Generally Accepted Accounting Principles. We adopted this standard using the prospective transition approach for debt securities for which other than temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received. See Note E Investments for further discussion of the adoption as it relates to our fixed maturity securities available for sale.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We have adopted this standard as of January 1, 2020 and are applying this guidance on a prospective basis. The overall effect of Topic 350 had no impact to the Condensed Consolidated Financial Statements upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The new guidance introduces the following requirements: for investments in certain entities that calculate net asset value, investors are required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse if the investee has communicated timing to the entity or announced timing publicly; entities should use the measurement uncertainty disclosure to communicate information about the uncertainty in measurement as of the reporting date; entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational; and entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. We adopted this standard on June 1, 2020 as a result of our acquisition of F&G, and the overall effect of Topic 820 on our unaudited Condensed Consolidated Financial Statements was not material upon adoption.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update, entities must consider indirect interests held through related parties under common control on a proportional basis to determine whether a decision-making fee is a variable interest. We adopted this standard on June 1, 2020 as a result of our acquisition of F&G, and it did not have an impact on our unaudited Condensed Consolidated Financial Statements.
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

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. In June of 2020, the FASB voted to propose a one-year deferral of the effective date of ASU 2018-12 in response to implementation challenges resulting from COVID-19. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are required to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; an disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed.

The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. We do not currently expect to early adopt this standard. We have identified specific areas that will be impacted by the new guidance and are in the process of assessing the accounting, reporting and/or process changes that will be required to comply as well as the impact of the new guidance on our consolidated financial statements.

Summary of additional significant accounting policies
Since our Annual Report on Form 10-K for the year ended December 31, 2019, as a result of our acquisition of F&G we have added the following significant accounting policies, which have been followed in preparing the accompanying Condensed Consolidated Financial Statements:
Principles of Consolidation - VIEs
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under U.S. GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our unaudited consolidated financial statements. See Note E Investments for additional information on our investments in VIEs.
Revenue Recognition - Life Insurance and Annuity Premiums
Our insurance premiums for traditional life insurance products are recognized as revenue when due from the contractholder, net of premiums ceded under reinsurance, and are included within Escrow, title-related, and other fees in the Condensed Consolidated Statements of Earnings. Our traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of term life insurance and certain annuities with life contingencies.
Premium collections for FIA and fixed rate annuities, IUL policies and immediate annuities without life contingency are reported as an increase to deposit liabilities (i.e., contractholder funds) instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Surrender charges are earned when a policyholder withdraws funds from the contract early or cancels the contract.
Revenue Recognition - Interest and investment income
Dividends and interest income are recorded in Interest and investment income and recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities are recognized in Interest and investment income. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in Interest and investment income over the contractual terms of the investments, and for callable investments at a premium, based on the earliest call date of the investments, in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity available-for-sale (“AFS”) securities portfolios, we recognize income using a constant effective yield based on anticipated cash flows and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is generally recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in Interest and investment income.
For details on interest and investment income recognition on investments in unconsolidated affiliates and mortgage loans, refer to the respective subsections below.
Interest and investment income is presented net of earned investment management fees.
Insurance and Investment Product Fees and Other
Product fee revenue from indexed universal life ("IUL") products and annuities is comprised of policy and contract fees charged for the cost of insurance, policy administration and rider fees. Fees are assessed on a monthly basis and recognized as revenue when earned. Product fee revenue also includes surrender charges which are collected and recognized as revenue when the policy is surrendered. Some of the product fee revenue is not level by policy year. The unearned portion of the revenues are deferred and brought into income relative to the gross profits of the business. Insurance and investment product fees and other are included within Escrow, title-related, and other fees in the Condensed Consolidated Statements of Earnings, and unearned revenue liability is included within Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Benefits and Other Changes in Policy Reserves
Benefit expenses for FIA, fixed rate annuities and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries range from 0.5% to 6.0% for deferred annuities and FIAs combined, and 3.0% to 4.8% for IULs. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.
Investment Securities
Our investments in fixed maturity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income (“AOCI”), net of associated intangible asset and unearned revenue ("UREV") “shadow adjustments” (discussed in Note M Intangibles), SOP 03-1 reserves and deferred income taxes. Our investments in equity securities and preferred securities are carried at fair value with unrealized gains and losses included in Realized gains and losses, net.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for losses. For details on our policy around allowance for expected credit loss on mortgage loans, refer to Note E Investments.
Commercial mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below and the loan-to-value ("LTV") ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan.
Derivative Financial Instruments
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). All such derivative instruments are recognized as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The changes in fair value are reported within Realized gains and losses, net in the accompanying Condensed Consolidated Statements of Earnings.
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value are reported within Benefits and other changes in policy reserves in the accompanying Condensed Consolidated

Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method and use net asset value ("NAV") as a practical expedient to determine the carrying value. Income from investments in unconsolidated affiliates is included within Interest and investment income in the accompanying Condensed Consolidated Statements of Earnings. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the affiliate’s general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the unconsolidated affiliates are typically received during the second quarter of each calendar year. Accordingly, our investment income from our investments in unconsolidated affiliates for any calendar-year period may not include the complete impact of the change in the underlying net assets for the unconsolidated affiliate for that calendar-year period.
Intangible Assets
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as the value of business acquired (“VOBA”), the value of distribution network acquired ("VODA"), deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), internally developed software, trademarks and state licenses.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VODA is an intangible asset that represents the value of an existing distribution network. DAC consists principally of commissions that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values which may be deferred to the extent recoverable.
The methodology for determining the amortization of DAC, DSI and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities adjusted for emerging experience and expected trends. Internally developed software and trade name intangible assets are amortized on a straight-line basis over their deemed useful lives while VODA is amortized using the sum of years digits method. For all of the insurance intangibles (DAC, DSI and VOBA), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality net of reinsurance ceded, and expense margins. Recognized gains (losses) on investments and changes in fair value of the funds withheld coinsurance embedded derivative are included in actual gross profits in the period realized as described further below. Amortization is reported within Depreciation and amortization in the accompanying Condensed Consolidated Statements of Earnings.
Changes in assumptions, including our earned rate (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, we perform quarterly and annual analysis of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.

Amortization expense of VOBA, DAC and DSI reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we perform a retrospective unlocking of amortization for those intangibles as actual margins vary from expected margins. This unlocking is reflected in the accompanying Condensed Consolidated Statements of Earnings.
For investment-type products, the VOBA, DAC and DSI assets are adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Reinsurance
Our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. Reinsurance agreements are reported on a gross basis in our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers. Premiums and benefits are reported net of insurance ceded. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP. The assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreement and deposit accounting is being applied. See Note P Reinsurance for details.
Contractholder Funds
The liabilities for contractholder funds for deferred annuities and IUL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA policies consist of the value of the host contract plus the fair value of the embedded derivative. The embedded derivative is carried at fair value in Contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Condensed Consolidated Statements of Earnings, and changes in fair value resulting from unrealized gain/loss reported within Accumulated other comprehensive earnings in the accompanying Condensed Consolidated Balance Sheets. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments. Liabilities for immediate annuities with life contingencies are recorded at the present value of future benefits.
Liabilities for the secondary guarantees on UL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees to the present value of the assessments used to provide the secondary guarantees using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for secondary guarantee benefits impact EGPs used to calculate amortization of DAC, DSI and VOBA.
The SOP 03-1 reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumption for traditional direct life reserves for all contracts is 6.0%. The investment yield assumption for life contingent pay-out annuities is 2.5%. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions.
Federal Home Loan Bank of Atlanta Agreements
Contractholder funds include funds related to funding agreements that have been issued by the Company to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements are included in

Contractholder funds in the accompanying Condensed Consolidated Balance Sheets. In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle our general obligations.

Note B — Acquisitions

F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion. In connection with the Merger, we issued approximately 24 million shares of FNF common stock and paid approximately $1.8 billion in cash to former holders of F&G ordinary and preferred shares. Additionally, we accrued $132 million as a liability to the Kingstown Dissenters, who are former owners of F&G common stock. For more information related to the Dissenting Shareholders, refer to Note H Commitments and Contingencies. At closing, all outstanding shares of F&G common stock, excluding shares associated with the liability to former owners, were converted into the right to receive the Merger Consideration (as defined in the Merger Agreement). Additionally, each outstanding F&G Option and F&G Phantom unit was cancelled and converted into options to purchase FNF common stock and phantom units denominated in FNF common stock, and each outstanding warrant to purchase F&G common stock was converted into the right to purchase and receive upon exercise $8.18 in cash and .0833 shares of FNF common stock. At closing, our subsidiaries' ownership of F&G common and preferred shares was converted into approximately 7 million shares of FNF common stock, which are reflected as treasury shares in the Condensed Consolidated Financial Statements as of June 30, 2020.

The initial purchase price is as follows (in millions):

Cash paid for outstanding F&G shares	$1,803
Less: Cash Acquired	827
Net cash paid for F&G	976
Value of FNF share consideration	772
Value of outstanding converted equity awards attributed to services already rendered	28
Liability accrued to former owners of F&G common shares	132
Total net consideration paid	$1,908
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price has been allocated to F&G's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Due to the close proximity in timing of the F&G acquisition and our filing of this Quarterly Report on Form 10-Q, the fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of June 1, 2020 is ongoing. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is not expected to be deductible for tax purposes, except for $16 million related to a prior F&G transaction.
Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional adjustments as we obtain information not available as of the completion of this preliminary fair value calculation as determined within the measurement period. We will also be required to record, in the same period as the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Fixed maturity securities	$22,389
Preferred securities	876
Equity securities	52
Derivative instruments	313
Mortgage loans	1,754
Investments in unconsolidated affiliates	1,019
Other long-term investments	430
Short-term investments	37
Trade and notes receivable	1
Reinsurance recoverable	3,241
Goodwill	1,725
Prepaid expenses and other assets	352
Lease assets	8
Other intangible assets	2,139
Assets of discontinued operations	2,392
Total assets acquired	36,728

Contractholder funds	26,454
Future policy benefits	4,106
Accounts payable and accrued liabilities	858
Notes payable	589
Funds withheld for reinsurance liabilities	816
Lease liabilities	9
Income taxes payable	(26)
Deferred tax liability	(254)
Liabilities of discontinued operations	2,268
Total liabilities assumed	34,820

Net assets acquired	$1,908

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the F&G acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Value of business acquired	$1,890	Various
Value of distribution network acquired	185	15
Trademarks and licenses	43	10
Software	21	2
Total Other intangible assets	2,139

Pro-forma Financial Results
F&G's revenues and net loss of $124 million and $39 million, respectively, are included in the Condensed Consolidated Statements of Earnings for the period from June 1, 2020 through June 30, 2020. For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and six-month periods ending June 30, 2020 and 2019 are presented below. Pro-forma results presented assume the consolidation of F&G occurred as of the beginning of the respective 2019 periods.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Total revenues	$2,770	$2,596	$4,151	$4,848
Net earnings attributable to FNF common shareholders	306	271	54	581

Amounts reflect certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, and for the elimination of historical activity between FNF and F&G prior to the acquisition. These adjustments include the following:

•elimination of valuation changes on FNF's investment in F&G common and preferred shares prior to the acquisition;

•elimination of dividends received by FNF related to its holdings of F&G's common and preferred shares prior to the acquisition

•elimination of advisory fees F&G paid to FNF

•elimination of transaction costs paid by F&G

•adjustment to record interest expense related to financing associated with the acquisition

•adjustment to reflect the elimination of historical amortization of F&G intangibles and the additional amortization of F&G intangibles measured at fair value as of the acquisition date

•adjustment to reflect the prospective reclassification from accumulated other comprehensive earnings of the unrealized gains on available-for-sale securities to a premium which will be amortized into income based on the expected life of the investment securities

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2020	2019
	(Dollars in millions)
Beginning balance	$1,509	$1,488
Change in reinsurance recoverable	(1)	—
Claim loss provision related to:
Current year	119	107
Prior years	—	—
Total title claim loss provision	119	107
Claims paid, net of recoupments related to:
Current year	(2)	(2)
Prior years	(97)	(113)
Total title claims paid, net of recoupments	(99)	(115)
Ending balance of claim loss reserve for title insurance	$1,528	$1,480
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. It is further alleged that Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited.
The lawsuits are as follows:
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
On March 6, 2020, a lawsuit styled, Wakefield Capital, LLC, Wakefield Investments, LLC, 2Budz Holding, LLC, Doug and Kristine Heidrich, and Jeff and Heidi Orr v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $7.0 million as a result of the alleged fraud scheme, and also seek punitive damages, recovery of attorneys’ fees, and disgorgement. The Named Companies are defending and have filed a motion to dismiss the complaint on several grounds.
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
On May 29, 2020, a lawsuit styled, Mark Atherton, et al., v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses of more than $30 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. The Named Companies are investigating and will file a response on or before the due date.

On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are investigating and will file a response on or before the due date.
On June 29, 2020, a lawsuit styled, Yuan Yu and Polly Yu v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $1 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are investigating and will file a response on or before the due date.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover more than $35 million that she allegedly guaranteed to repay based upon a loan to one of the investors, which is purportedly in default as a result of the alleged fraud scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action for monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies are investigating and will file a response on or before the due date.
In addition, the Chicago Title Company recently resolved a claim from another group of alleged investors under confidential terms during a pre-suit mediation.
At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of these claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. The Company, however, has recorded an incurred claim loss reserve for legal fees related to these matters as of June 30, 2020, which is included in its consolidated reserve for claim losses. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for claim losses.
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

Note D — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads, and yield curves.
Level 3 - Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. In addition to the unobservable inputs, Level 3 fair value investments may include observable components, which are components that are actively quoted or can be validated to market-based sources.

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, portions of other long-term investments and debt which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows (in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,353	$—	$—	$2,353	$2,353
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,594	1,016	5,610	5,610
Commercial mortgage-backed securities	—	2,556	26	2,582	2,582
Corporates	—	11,750	1,264	13,014	13,014
Hybrids	286	713	4	1,003	1,003
Municipals	—	1,428	40	1,468	1,468
Residential mortgage-backed securities	—	418	509	927	927
U.S. Government	—	311	—	311	311
Foreign Governments	—	183	16	199	199
Equity securities	702	—	1	703	703
Preferred securities	502	701	—	1,203	1,203
Derivative investments	1	332	—	333	333
Short term investments	209	—	—	209	209
Other long-term investments	—	—	44	44	44
Total financial assets at fair value	$4,053	$22,986	$2,920	$29,959	$29,959
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	2,952	2,952	2,952
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	35	—	35	35
Total financial liabilities at fair value	$—	$35	$2,957	$2,992	$2,992

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,376	$—	$—	$1,376	$1,376
Fixed maturity securities, available-for-sale:
Commercial mortgage-backed securities	—	22	—	22	22
Corporates	—	1,540	17	1,557	1,557
Hybrids	—	30	—	30	30
Municipals	—	93	—	93	93
Residential mortgage-backed securities	—	40	—	40	40
U.S. Government	—	288	—	288	288
Foreign Governments	—	60	—	60	60
Preferred securities	65	258	—	323	323
Equity securities	810	—	1	811	811
Short term investments	876	—	—	876	876
Other long-term investments	—	—	120	120	120
Total financial assets at fair value	$3,127	$2,331	$138	$5,596	$5,596

Valuation Methodologies
Fixed Maturity Securities & Equity Securities
We measure the fair value of our securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we will then consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations, or pricing matrices. We use observable and unobservable inputs in our valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yield for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. We have an equity investment in a private business development company which is not traded on an exchange or valued by other sources such as analytics or brokers. We base the fair value of this investment on an estimated net asset value provided by the investee. We did not make any adjustments to this valuation.
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2020 or December 31, 2019.
Derivative Financial Instruments
The fair value of call option is based upon valuation pricing models, which represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on industry accepted valuation pricing models which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2020 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera") is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. Please see Note P Reinsurance for further discussion on F&G reinsurance agreements.
Other long-term investments
Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since Fidelity & Guaranty Life Insurance Company ("FGL Insurance") will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note F Derivative Financial Instruments.
The fair value of the credit-linked note is based on a weighted average of a broker quote and a discounted cash flow analysis. The discounted cash flow approach is based on the expected portfolio cash flows and amortization schedule reflecting investment expectations, adjusted for assumptions on the portfolio's default and recovery rates, and the note's discount rate. The fair value of the note is provided by the fund manager at the end of each quarter.
Future Policy Benefits
Front Street Re Cayman Ltd. ("FSRC") elected to apply the Fair Value Option to account for its future policy benefits liability related to its assumed reinsurance. FSRC uses a discounted cash flows approach to measure the fair value of the Future Policy Benefits Reserve. The cash flows associated with future policy premiums and benefits are generated using best estimate assumptions (plus a risk margin, where applicable) and are consistent with market prices, where available. Risk margins are typically applied to non-observable, non-hedgeable market inputs.
The significant unobservable inputs used in the fair value measurement of the FSRC future policy benefit liability are non-performance risk spread and risk margin to reflect uncertainty. Undiscounted cash flows used in our June 30, 2020 discounted cash flow model equaled $(5) million. Increases or decreases in non-performance risk spread and risk margin to reflect uncertainty would result in a lower or higher fair value measurement, respectively.

        Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2020
	(in millions)			June 30, 2020
Assets
Asset-backed securities	$763	Broker-quoted	Offered quotes	98.66% - 122.19% (104.48)%
Asset-backed securities	253	Third-Party Valuation	Offered quotes	0.00% - 112.65% (83.58)%
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	89.90% - 126.22% (125.18)%
Corporates	317	Broker-quoted	Offered quotes	13.70% - 111.18% (102.46)%
Corporates	947	Third-Party Valuation	Offered quotes	84.04% - 124.53% (105.51)%
Hybrids	4	Third-Party Valuation	Offered quotes	109.54% - 109.54% (109.54)%
Municipals	40	Third-Party Valuation	Offered quotes	122.62% - 122.62% (122.62)%
Residential mortgage-backed securities	509	Broker-quoted	Offered quotes	0.00% - 106.86% (106.86)%
Foreign governments	16	Third-Party Valuation	Offered quotes	98.72% - 99.90% (99.53)%
Equity securities	1	Income-Approach	Yield	2.61%
Other long-term assets:
Available-for-sale embedded derivative	21	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$2,920
Liabilities
Future policy benefits	5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.00% - 0.50% (0.50)%
Derivatives:
FIA embedded derivatives, included in contractholder funds	2,952	Discounted cash flow	Market value of option	0.00% - 40.32% (2.22)%
			Treasury rates	0.13% - 1.41% (0.77)%
			Mortality multiplier	80.00% - 80.00% (80.00)%
			Surrender rates	0.50% - 75.00% (5.72)%
			Partial withdrawals	2.00% - 3.50% (2.55)%
			Non-performance spread	1.19% - 1.19% (1.19)%
			Option cost	0.05% - 16.61% (2.19)%
Total financial liabilities at fair value	$2,957

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2020 and 2019, respectively. F&G related activity for the three and six months ended June 30, 2020 in the tables below is comprised of the one-month period ended June 30, 2020 only. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$—	$9	$91	$—	$(5)	$67	$1,016	$9
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	14	1,238	—	26	—	—	(14)	—	1,264	26
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	2	—	—	—	—	40	3
Residential mortgage-backed securities	—	534	—	(15)	1	—	(4)	(7)	509	(13)
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	(1)	—	—	—	—	—	1	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	1	—	—	—	—	—	21	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$15	$2,754	$—	$22	$92	$—	$(23)	$60	$2,920	$25
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	100	—	—	—	—	—	2,952	—
Total liabilities at Level 3 fair value	$—	$2,857	$100	$—	$—	$—	$—	$—	$2,957	$—
(a) The net transfers out of Level 3 during the three months ended June 30, 2020 were exclusively to Level 2.

	Six months ended June 30, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$—	$9	$91	$—	$(5)	$67	$1,016	$9
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	17	1,238	(3)	26	—	—	(14)	—	1,264	26
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	2	—	—	—	—	40	3
Residential mortgage-backed securities	—	534	—	(15)	1	—	(4)	(7)	509	(13)
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	(1)	—	—	—	—	—	1	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	1	—	—	—	—	—	21	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Total assets at Level 3 fair value	$138	$2,754	$(64)	$22	$92	$—	$(23)	$1	$2,920	$25
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	100	—	—	—	—	—	2,952	—
Total liabilities at Level 3 fair value	$—	$2,857	$100	$—	$—	$—	$—	$—	$2,957	$—
(a) The net transfers out of Level 3 during the six months ended June 30, 2020 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

	Three months ended June 30, 2019
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	18	—	—	—	—	—	(2)	16
Other invested assets:
Other long-term investment	107	5	—	—	—	—	—	112
Total assets at Level 3 fair value	$125	$5	$—	$—	$—	$—	$(2)	$128

	Six months ended June 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	17	1	(1)	5	(1)	—	(5)	16
Other invested assets:
Other long-term investment	101	11	—	—	—	—	—	112
Total assets at Level 3 fair value	$118	$12	$(1)	$5	$(1)	$—	$(5)	$128

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value
The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on internal credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The internal ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.

Policy Loans (included within Other long-term investments)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Company Owned Life Insurance
Company owned life insurance (COLI) is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.
Other Invested Assets (included within Other long-term investments)
The fair value of the bank loan is estimated using a discounted cash flow method with the discount rate based on weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end. Other invested assets are classified as Level 3 within the fair value hierarchy.
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs") and immediate annuities. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of immediate annuities contracts is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

Other
FHLB common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	June 30, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
Commercial mortgage loans	—	—	583	583	574
Residential mortgage loans	—	—	1,177	1,177	1,175
Policy loans	—	—	26	26	30
Total	$—	$—	$1,786	$1,786	$1,779

Liabilities
Investment contracts, included in contractholder funds	—	—	20,666	20,666	23,683
Debt	—	2,596	—	2,596	2,430
Total	$—	$2,596	$20,666	$23,262	$26,113

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value ("NAV") per share practical expedient.

Carrying Value After Measurement (in millions)
June 30, 2020
Investments in unconsolidated affiliates	1,191

For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in their ability to liquidate their positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation. Equity method investments are reported on a lag of up to three months for investee information not received timely.
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value.

Note E — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments at June 30, 2020 and December 31, 2019 are summarized as follows (in millions):

	June 30, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,501	$(2)	$125	$(14)	$5,610	$5,610
Commercial mortgage-backed securities	2,444	—	141	(3)	2,582	2,582
Corporates	12,643	(21)	420	(28)	13,014	13,014
Hybrids	996	—	15	(8)	1,003	1,003
Municipals	1,426	—	43	(1)	1,468	1,468
Residential mortgage-backed securities	941	(5)	5	(14)	927	927
U.S. Government	299	—	12	—	311	311
Foreign Governments	195	—	5	(1)	199	199
Total available-for-sale securities	24,445	(28)	766	(69)	25,114	25,114

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Commercial mortgage-backed/asset-backed securities	22	—	—	22	22
Corporates	1,510	49	(3)	1,556	1,556
Hybrids	26	5	—	31	31
Municipals	90	3	—	93	93
Residential mortgage-backed securities	38	2	—	40	40
U.S. Government	282	7	(1)	288	288
Foreign Governments	61	1	(2)	60	60
Total available-for-sale securities	2,029	67	(6)	2,090	2,090

Securities held on deposit with various state regulatory authorities had a fair value of $18.4 billion and $422 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, the Company held no material investments that were non-income producing for a period greater than twelve months.
At June 30, 2020 and December 31, 2019, the Company's accrued interest receivable balance was $237 million and $16 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,511 million at June 30, 2020.
The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	June 30, 2020
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$417	$416
Due after one year through five years	2,104	2,164
Due after five years through ten years	2,236	2,307
Due after ten years	10,776	11,080
Subtotal	15,533	15,967
Other securities which provide for periodic payments:
Asset-backed securities	5,501	5,610
Commercial mortgage-backed securities	2,444	2,582
Structured hybrids	26	28
Residential mortgage-backed securities	941	927
Subtotal	8,912	9,147
Total fixed maturity available-for-sale securities	$24,445	$25,114

Allowance for Current Expected Credit Loss
Following the adoption of ASU 2016-13 and the related targeted improvements and transition relief amendments (see Note A Recent Accounting Pronouncements for further details) effective January 1, 2020, we regularly review AFS securities for declines in fair value that we determine to be credit related. For our fixed maturity AFS securities, we generally consider the following in determining whether our unrealized losses are credit related, and if so, the magnitude of the credit loss:
•The extent to which the fair value is less than the amortized cost basis;
•The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);
•The financial condition of and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength);
•Current delinquencies and nonperforming assets of underlying collateral;
•Expected future default rates;
•Collateral value by vintage, geographic region, industry concentration or property type;

•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Realized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through to Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
• We believe amounts related to securities have become uncollectible; or
• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity AFS security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Realized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Realized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI.

The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the three and six months ended June 30, 2020 (in millions):

	For the three-months ended June 30, 2020
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$—		$—	$—	$—	$(2)
Corporates	(11)	(2)	(16)	—		3	5	—	(21)
Hybrids	—	—	(3)	—		3	—	—	—
Residential mortgage-backed securities	—	2	(7)	—		—	—	—	(5)
Total available-for-sale securities	$(11)	$7	$(35)	$—	$—	$6	$5	$—	$(28)
(1) Purchased credit deteriorated financial assets ("PCD")

	For the six-months ended June 30, 2020
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$—	—	$—	$—	$—	$(2)
Corporates	—	(10)	(16)	(3)	—	3	5	—	(21)
Hybrids	—	—	(3)	—	—	3	—	—	—
Residential mortgage-backed securities	—	2	(7)	—	—	—	—	—	(5)
Total available-for-sale securities	$—	$(1)	$(35)	$(3)	$—	$6	$5	$—	$(28)
(1) Purchased credit deteriorated financial assets ("PCD")

Purchased credit-deteriorated available-for-sale debt securities ("PCD"s) are AFS securities purchased at a discount, where part of that discount is attributable to credit . Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. The following table summarizes year to date PCD AFS security purchases (in millions).

Purchased credit-deteriorated available-for-sale debt securities	6/30/2020
Purchase price	$265
Allowance for credit losses at acquisition	35
Discount (or premiums) attributable to other factors	84
AFS purchased credit-deteriorated par value	$384

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2020, and December 31, 2019 were as follows (dollars in millions):

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$900	$(14)	$—	$—	$900	$(14)
Commercial mortgage-backed securities	70	(3)	—	—	70	(3)
Corporates	1,610	(25)	44	(3)	1,654	(28)
Hybrids	422	(8)	—	—	422	(8)
Municipals	160	(1)	—	—	160	(1)
Residential mortgage-backed securities	570	(14)	—	—	570	(14)
Foreign Government	35	—	6	(1)	41	(1)
Total available-for-sale securities	$3,767	$(65)	$50	$(4)	$3,817	$(69)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						443
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						6
Total number of available-for-sale securities in an unrealized loss position						449

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Corporates	$98	$(2)	$51	$(1)	$149	$(3)
U.S. Government	62	(1)	—	—	62	(1)
Foreign Government	—	—	33	(2)	33	(2)
Total available-for-sale securities	$160	$(3)	$84	$(3)	$244	$(6)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						19
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						10
Total number of available-for-sale securities in an unrealized loss position						29

We determined the significant increase in unrealized losses as of June 30, 2020 was caused by the significant widening of spreads in fixed income markets in response to the economic uncertainty created by the COVID-19 pandemic. These widening spreads were in most cases driven by market illiquidity and perceived increases in credit risk. For securities in an unrealized loss position as of June 30, 2020 and an expected credit loss was not determined, we believe that the unrealized loss is being driven by interest rate declines or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults have not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of the our total investments as of June 30, 2020. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	3%
Industrial - General	37	6%
Industrial - Warehouse	12	2%
Multifamily	120	21%
Office	142	25%
Retail	150	26%
Other	96	17%
Total commercial mortgage loans, gross of valuation allowance	$576	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$574

U.S. Region:
East North Central	$63	11%
East South Central	51	9%
Middle Atlantic	77	13%
Mountain	48	9%
New England	43	7%
Pacific	149	26%
South Atlantic	73	13%
West North Central	13	2%
West South Central	59	10%
Total commercial mortgage loans, gross of valuation allowance	$576	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$574

All of our investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at June 30, 2020, as measured at inception of the loans unless otherwise updated.
LTV and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2020 (dollars in millions):

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
June 30, 2020
LTV Ratios:
Less than 50%	$415	$26	$441	77%	$447	77%
50% to 60%	102	—	102	18%	103	18%
60% to 75%	33	—	33	5%	33	5%
Commercial mortgage loans	$550	$26	$576	100%	$583	100%

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2020, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Realized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 4% of our total investments as of June 30, 2020. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	June 30, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$216	18%
Florida	198	17%
New Jersey	113	9%
All Other States (1)	664	56%
Total mortgage loans	$1,191	100%
(1) The individual concentration of each state is less than 8% as of June 30, 2020.

        Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at June 30, 2020, was as follows (dollars in millions):

	June 30, 2020
Performance indicators:	Carrying Value	% of Total
Performing	$1,142	95%
Non-performing	59	5%
Total residential mortgage loans, gross of valuation allowance	$1,201	100%
Allowance for expected loan loss	(26)	—%
Total residential mortgage loans	$1,175	100%

Loans segregated by risk rating exposure as of June 30, 2020, were as follows (in millions):

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$231	$408	$51	$47	$62	$2	$801
30-89 days past due	72	241	25	1	2	—	341
Over 90 days past due	1	55	2	—	1	—	59
Total residential mortgages	$304	$704	$78	$48	$65	$2	$1,201
Commercial mortgages
Current (less than 30 days past due)	$163	$—	$6	$—	$11	$396	$576
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$163	$—	$6	$—	$11	$396	$576

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$96	$—	$6	$—	$—	$339	$441
50% to 60%	34	—	—	—	11	57	102
60% to 75%	33	—	—	—	—	—	33
Total commercial mortgages	$163	$—	$6	$—	$11	$396	$576
Commercial mortgages
DSCR
Greater than 1.25x	$144	$—	$6	$—	$11	$389	$550
1.00x - 1.25x	19	—	—	—	—	7	26
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$163	$—	$6	$—	$11	$396	$576

Non-accrual loans by amortized cost as at June 30, 2020, was as follows:

Amortized cost of loans on non-accrual	6/30/2020
Residential mortgage:	$39
Commercial mortgage:	—
Total non-accrual loans	$39

Allowance for Expected Credit Loss
We estimate expected credit losses for our mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Realized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Credit losses on purchase credit deteriorated (“PCD”) financial assets were recognized on the opening balance sheet for the amounts shown in the table below (in millions).

	June 30, 2020
	Credit Losses on PCD Financial Assets
	Residential Mortgage	Commercial Mortgage	Total
Provision for loan losses	$19	$2	$21
For initial credit losses on purchased loans accounted for as PCD financial assets	7	—	7
Balance, June 30, 2020	$26	$2	$28
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans as seen in the table below (in millions).

6/30/2020
Residential Mortgage	$20
Commercial Mortgage	—
Total loans that are 90 days past due and still accruing	$20

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed maturity securities, available-for-sale	$117	$18	$134	$35
Equity securities	13	2	17	4
Preferred securities	11	7	17	12
Mortgage loans	7	—	7	—
Invested cash and short-term investments	8	9	33	18
Other investments	7	24	8	46
Gross investment income	163	60	216	115
Investment expense	(11)	(1)	(11)	(2)
Net investment income	$152	$59	$205	$113

Realized Gains and Losses, net
Details underlying Realized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gains on fixed maturity available-for-sale securities	$14	$1	$24	$—
Net realized/unrealized gains (losses) on equity securities	145	42	(58)	173
Net realized/unrealized gains (losses) on preferred securities	33	4	(74)	20
Realized losses on other invested assets	(3)	(6)	(13)	(10)
Change in allowance for expected credit losses	(21)	—	(31)	—
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	10	—	10	—
Unrealized gains on certain derivative instruments	4	—	4	—
Change in fair value of reinsurance related embedded derivatives (1)	(21)	—	(21)	—
Change in fair value of other derivatives and embedded derivatives	1	—	1	—
Realized losses on derivatives and embedded derivatives	(6)	—	(6)	—
Net investment gains (losses)	$162	$41	$(158)	$183
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Proceeds	$320	$137	$497	$372
Gross gains	17	1	29	2
Gross losses	(5)	—	(7)	(1)

Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within our financial statements, and one investment in a VIE that is considered consolidated within our financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While the Company participates in the benefits from VIEs in which it invests, but does not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under common control with the Company. It is for this reason that the Company is not considered the primary beneficiary for the VIE investments that are not consolidated.
We have concluded we are the primary beneficiary of one VIE. The primary beneficiary conclusion was drawn given the fact that substantially all of the VIE’s activities are conducted on our behalf and we are the sole investor and limited partner. As we are considered the primary beneficiary, this VIE is consolidated within our financial statements. As of June 30, 2020, we have $65 million of net assets recorded related to this VIE.
We previously executed a commitment of $83 million to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power. During the quarter ended June 30, 2020, the BDC was listed on the NASDAQ.
We invest in various limited partnerships as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. As of June 30, 2020, our maximum exposure to loss was $1,111 million in recorded carrying value and $1,264 million in unfunded commitments.

Investment with Related Party
Included in equity securities as of June 30, 2020 and December 31, 2019 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $234 million and $212 million as of June 30, 2020 and December 31, 2019, respectively.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, as of June 30, 2020 is as follows (in millions):

June 30, 2020
Assets:
Derivative investments:
Call options	$332
Futures contracts	1
Other long-term investments:
Other embedded derivatives	21
$354

Liabilities:
Contractholder funds:
FIA embedded derivative	$2,952
Other liabilities:
Reinsurance related embedded derivative	35
$2,987

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

Three Months Ended
June 30, 2020
Net investment gains (losses):
Call options	$12
Futures contracts	2
Foreign currency forward	—
Other derivatives and embedded derivatives	1
Reinsurance related embedded derivatives	(21)
Total net investment losses	$(6)

Benefits and other changes in policy reserves:
FIA embedded derivatives	$100

Additional Disclosures
FIA Embedded Derivative and Call Options and Futures
We have FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings. See a description of the fair value methodology used in Note E Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and we purchases new one, two, three, or five year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Realized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. Our FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and our risk tolerance changes.
Credit Risk
We are exposed to credit loss in the event of non-performance by its counterparties on the call options and reflects assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options it holds as of June 30, 2020, is presented in the following table (in millions):

		June 30, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$2,873	$34	$—	$34
Deutsche Bank	BBB/A3/BBB+	23	1	1	—
Morgan Stanley	*/A1/A+	2,086	23	19	4
Barclay's Bank	A+/A1/A	4,259	141	136	5
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,055	52	48	4
Wells Fargo	A+/A2/A-	2,986	74	69	5
Goldman Sachs	A/A3/BBB+	738	7	5	2
Total		$15,020	$332	$278	$54
(1) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of June 30, 2020, counterparties posted $278 million of collateral of which $278 million is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $54 million at June 30, 2020.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.
The Company held 559 futures contracts at June 30, 2020. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 million at June 30, 2020.
Reinsurance Related Embedded Derivatives
FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. This arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Realized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

Note G — Notes Payable
Notes payable consists of the following:

	June 30, 2020	December 31, 2019
	(In millions)
4.50% Notes, net of discount	$443	$443
5.50% Notes, net of discount	399	398
3.40% Notes, net of discount	643	—
Term Loan	358	—
Revolving Credit Facility	(2)	(3)
5.50% F&G Notes, net of discount	589	—
F&G Credit Facility	—	—
	$2,430	$838
On June 12, 2020, we completed our underwritten public offering of $650 million aggregate principal amount of the 3.40% Notes due June 15, 2030 (the “3.40% Notes”) pursuant to an effective registration statement filed with the Securities and Exchange Commission ("SEC"). The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts, and commissions and offering expenses. We used the net proceeds from the offering (i) to repay $640 million of the outstanding principal amount under the Term Loan, and (ii) for general corporate purposes.
On June 1, 2020, as a result of the F&G acquisition, we assumed a $250 million senior unsecured revolving credit facility with a maturity date of November 30, 2020 (the “F&G Credit Agreement”), originally entered into by subsidiaries of F&G on November 30, 2017. The F&G Credit Agreement was entered into with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer. Various financing options are available within the Credit Agreement, including overnight and term based borrowing. In each case, a margin is ascribed based on the Debt to Capitalization ratio of CF Bermuda Holdings Limited, a Bermuda exempted limited liability company and wholly owned direct subsidiary of F&G. The loan proceeds from the F&G Credit Agreement may be used for working capital and general corporate purposes. As of June 30, 2020, there was no principal outstanding and $250 million of available borrowing capacity under the F&G Credit Agreement.
On June 1, 2020, as a result of the F&G acquisition, we assumed $550 million aggregate principal amount of 5.50% senior notes due 2025 (the "F&G Senior Notes"), originally issued on April 20, 2018 at 99.5% of face value for proceeds of $547 million.
In connection with the acquisition of F&G, on April 22, 2020, we entered into the Term Loan Agreement that provides for an aggregate principal borrowing of $1.0 billion with Bank of America, N.A, as the Administrative Agent, JPMorgan Chase Bank, N.A., as syndication agent, and the Term Lenders, pursuant to which the Term Lenders provided the $1.0 billion Term Loan. The Term Loan matures on April 21, 2021 and generally accrues interest based on a fluctuating rate per annum based on either (i) the base rate (which is equal to the highest of (a) the federal funds rate plus 0.5% of 1%, (b) the Administrative Agent’s "prime rate," and (c) LIBOR plus 1% (with a floor of 1.75%)), plus a margin of between 1% and 2% depending on the FNF Debt Rating or (ii) LIBOR (with a floor of 0.75%) plus a margin of between 2% and 0.03 depending on the FNF Debt Rating. On June 1, 2020, we drew down the full $1.0 billion in aggregate principal to fund a portion of the acquisition of F&G. On June 12, 2020 we repaid $640 million of principal on the Term Loan and an additional $100 million of principal on July 31, 2020.
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
On April 27, 2017, we entered into a Fourth Amended and Restated Credit Agreement that provides for our $800 million revolving credit facility (the Revolving Credit Facility) with Bank of America, N.A., as administrative agent and the other agents party thereto (the "Restated Credit Agreement").The material terms of the Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of June 30, 2020, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the SEC. The material terms of the 5.50% Notes are set forth in our Annual Report for the year ended December 31, 2019.

Gross principal maturities of notes payable at June 30, 2020 are as follows (in millions):
2020 (remaining)	$—
2021	360
2022	400
2023	—
2024	—
Thereafter	1,650
$2,410

Note H — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note C

Summary of Reserve for Title Claim Losses for further discussion of claim and accrual. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $22 million as of June 30, 2020 and December 31, 2019. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In a class action captioned, Patterson, et al. v. Fidelity National Title Insurance Company, et al., originally filed on October 27, 2003, and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial, and that Plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company’s requests for interlocutory appeals of both the liability and damage multiplier issues were denied. The parties reached an agreement to resolve the matter on a class wide basis, and the claims period ended with no objectors. Final judgment approving the class action settlement has been entered, and settlement payments are expected to be completed over the next 60 days. We do not believe the settlement will have a material adverse effect on our financial condition.
On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. We will vigorously defend this matter and we do not believe the result will have a material adverse effect on our financial condition.
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

Acquired Contingencies - F&G
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; and determine whether benefits are due and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.

On May 26, 2020, F&G received notice that Kingfishers, L.P., Kingstown Partners Master LTD, Kingstown Partners II, L.P., Kingstown 1740 Fund, L.P., and Ktown, L.P. (together "Kingstown Dissenters") were asserting their appraisal right relative to their ownership of 12 million shares of F&G stock. On June 1, 2020, the date of the acquisition of F&G, the Kingstown Dissenters did not receive the merger consideration. Under Cayman Companies Law, holders of F&G common stock who follow applicable Cayman Companies Law procedure relating to appraisal rights are entitled, in lieu of receiving the merger consideration, to have the "fair value" of their shares determined by the Grand Court of the Cayman Islands paid to them in cash together with a fair rate of interest unless decided otherwise by the Grand Court of the Cayman Islands. We do not believe this matter will have a material impact on our results of operations. The resolution of this matter may impact our cash flow in the future if we are required to remit the entire merger consideration in cash.
F&G Commitments
The Company has unfunded investment commitments as of June 30, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of June 30, 2020 is included below (in millions):

June 30, 2020
Asset Type
Investment in unconsolidated affiliates	$1,264
Fixed maturity securities, available-for-sale	177
Other assets	145
Residential mortgage loans	13
Total	$1,599
Note I — Dividends
On July 22, 2020, our Board of Directors declared cash dividends of $0.33 per share, payable on September 30, 2020, to FNF common shareholders of record as of September 16, 2020.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result we have a new segment as of and for the three and six month periods ended June 30, 2020, F&G, which contains our fixed annuity and life insurance businesses.
As of and for the three months ended June 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,359	$—		$1,359
Other revenues	655	20	72	747
Revenues from external customers	2,014	20	72	2,106
Interest and investment income, including realized gains and losses	210	104	—	314
Total revenues	2,224	124	72	2,420
Depreciation and amortization	37	3	6	46
Interest expense	1	3	17	21
Earnings (loss) before income taxes and equity in earnings (loss) of unconsolidated affiliates	528	(58)	(69)	401
Income tax expense (benefit)	130	(14)	(27)	89
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	398	(44)	(42)	312
Equity in earnings (loss) of unconsolidated affiliates	2	—	(1)	1
Net earnings (loss)	$400	$(44)	$(43)	$313
Assets	$8,875	$38,311	$815	$48,001
Goodwill	2,462	1,725	265	4,452
As of and for the three months ended June 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,379	$—	$1,379
Other revenues	613	52	665
Revenues from external customers	1,992	52	2,044
Interest and investment income, including realized gains and losses	100	—	100
Total revenues	2,092	52	2,144
Depreciation and amortization	38	6	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	387	(34)	353
Income tax expense (benefit)	95	(9)	86
Earnings (loss) before equity in earnings of unconsolidated affiliates	292	(25)	267
Equity in earnings of unconsolidated affiliates	3	—	3
Net earnings (loss)	$295	$(25)	$270
Assets	$9,040	$1,149	$10,189
Goodwill	2,461	264	2,725

As of and for the six months ended June 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,637	$—	$—	$2,637
Other revenues	1,265	20	63	1,348
Revenues from external customers	3,902	20	63	3,985
Interest and investment income, including realized gains and losses	(55)	104	(2)	47
Total revenues	3,847	124	61	4,032
Depreciation and amortization	74	3	12	89
Interest expense	1	3	29	33
Earnings (loss) before income taxes and equity in earnings (loss) of unconsolidated affiliates	475	(58)	(102)	315
Income tax expense (benefit)	111	(14)	(36)	61
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	364	(44)	(66)	254
Equity in earnings (loss) of unconsolidated affiliates	3	—	(1)	2
Net earnings (loss)	$367	$(44)	$(67)	$256
Assets	$8,875	$38,311	$815	$48,001
Goodwill	2,462	1,725	265	4,452
As of and for the six months ended June 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$2,371	$—	$2,371
Other revenues	1,094	105	1,199
Revenues from external customers	3,465	105	3,570
Interest and investment income, including realized gains and losses	290	6	296
Total revenues	3,755	111	3,866
Depreciation and amortization	77	11	88
Interest expense	—	24	24
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	679	(62)	617
Income tax expense (benefit)	166	(15)	151
Earnings (loss) before equity in earnings of unconsolidated affiliates	513	(47)	466
Equity in earnings of unconsolidated affiliates	10	—	10
Net earnings (loss)	$523	$(47)	$476
Assets	$9,040	$1,149	$10,189
Goodwill	2,461	264	2,725
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
•F&G. This segment consists of operations of our fixed annuities and life insurance related businesses. This segment issues a broad portfolio of deferred annuities (fixed index and fixed rate annuities), immediate annuities and indexed universal life insurance.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Six months ended June 30,
	2020	2019
Cash paid for:
Interest	$23	$22
Income taxes	12	78
Deferred sales inducements	$6	$—
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$577	$—
Change in proceeds of sales of investments available for sale receivable in period	(25)	(6)
Change in purchases of investments available for sale payable in period	70	(4)
Change in treasury stock purchases payable in period	—	—
Lease liabilities recognized in exchange for lease right-of-use assets	13	15
Remeasurement of lease liabilities	30	42
Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2020	2019	2020	2019
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$575	$625	$1,121	$1,065
Agency title insurance premiums	Agency title insurance premiums	Title	784	754	1,516	1,306
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	20	—	20	—
Home warranty	Escrow, title-related and other fees	Title	46	46	89	87
Total revenue from insurance contracts			1,425	1,425	2,746	2,458
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	259	237	480	402
Other title-related fees and income	Escrow, title-related and other fees	Title	168	165	327	301
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	86	97	192	180
Real estate technology	Escrow, title-related and other fees	Corporate and other	24	26	51	51
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	6	14	12	21
Other	Escrow, title-related and other fees	Corporate and other	42	12	—	33
Total revenue from contracts with customers			585	551	1,062	988
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	96	68	177	124
Interest and investment income	Interest and investment income	Various	152	59	205	113
Realized gains and losses, net	Realized gains and losses, net	Various	162	41	(158)	183
Total revenues	Total revenues		$2,420	$2,144	4,032	3,866

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
Life insurance premiums in our F&G segment reflect premiums for traditional life insurance products which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue ("UREV") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2020	December 31, 2019
	(In millions)
Trade receivables	$312	$321
Deferred revenue (contract liabilities)	110	111

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, we recognized $35 million and $77 million of revenue, respectively, which was included in deferred revenue at the beginning of the period.

Note M — Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at Balance at December 31, 2019	$—	$—	$—	$—
F&G acquisition	1,890	—	—	1,890
Deferrals	—	28	6	34
Amortization	(3)	—	—	(3)
Interest	3	—	—	3
Unlocking	—	—	—	—
Adjustment for net unrealized investment (gains) losses	(101)	(8)	(2)	(111)
Balance at June 30, 2020	$1,789	$20	$4	$1,813
Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.66%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $101 million, the DAC balances included cumulative adjustments for net unrealized investment gains of $8 million, and the DSI balance included net unrealized investment gains of $2 million.
For the inforce liabilities as of June 30, 2020, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2020	$95
2021	191
2022	230
2023	212
2024	194
Thereafter	968
The Company had an unearned revenue liability balance of $0 as of June 30, 2020, including deferrals of $(4) million, amortization of $0, interest of $0, unlocking of $0 and adjustment for net unrealized investment gains (losses) of $4 million.

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of June 30, 2020 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$774	$(576)	$198	10
Computer software	384	(237)	147	2 to 10
Value of Distribution Asset (VODA)	185	(1)	184	15
Definite lived trademarks, tradenames, and other	73	(20)	53	10
Indefinite lived tradenames and other	40	N/A	40	Indefinite
Total			$622

Note N — Goodwill
Goodwill as of December 31, 2019 and June 30, 2020 consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$2,462	$—	$265	$2,727
Goodwill associated with the F&G acquisition	—	1,725	—	1,725
Balance, June 30, 2020	$2,462	$1,725	$265	$4,452

Note O — Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2020. While these businesses will not be part of our long term operations, we have not finalized the specific manner or timing of disposal, including any continuing involvement with these operations.

Note P — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. F&G follows reinsurance accounting when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed. F&G also assumes policy risks from other insurance companies.
The effect of reinsurance on net premiums earned and net benefits incurred (benefits incurred and reserve changes) for the one month ended June 30, 2020 were as follows (in millions):

	One Month Ended
	June 30, 2020
	Net Premiums Earned	Net Benefits Incurred
Direct	$17	$155
Assumed	—	—
Ceded	(12)	—
Net	$5	$155
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the one month ended. F&G did not commute any ceded reinsurance treaties during the one month ended June 30, 2020.
Following the adoption of ASC 326, we estimate expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. During the one month ended June 30, 2020, the expected credit loss reserve was increased to $22 million.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $1.7 million during the one month ended June 30, 2020, in relation to this reinsurance agreement.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $758 million of certain MYGA and deferred annuity GAAP reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $185 million of MYGA GAAP reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019.
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4.0 billion of certain FIA statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of FIA policies for certain issue years to Kubera. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $1.0 billion of FIA statutory reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019. The effects of the amendment are also not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.
Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera"), that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2020. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of June 30, 2020, the net amount recoverable from Wilton Re was $1,478 million and the net amount recoverable from Kubera was $828 million. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of June 30, 2020.
Note Q — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC, DSI and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
FSRC (Cayman), F&G Re (Bermuda), and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $57 million decrease to statutory capital and surplus at June 30, 2020.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 million at June 30, 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 million at June 30, 2020. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(11) million as of June 30, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at June 30, 2020 was $93 million.
As of June 30, 2020, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the ability of FNF to successfully integrate F&G's operations and employees; the potential impact of the announcement or consummation of the F&G transaction on relationships, including with employees, suppliers, customers and competitors; changes in general economic, business and political and COVID-19 conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2019 and other filings with the SEC.
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
While the severity and duration of the negative impacts related to the outbreak of COVID-19 are not yet known, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 15, 2020, estimates (actual for fiscal year 2019) the size of the U.S. residential mortgage originations market as shown in the following table for 2019 - 2022 in its "Mortgage Finance Forecast" (in trillions):

	2022	2021	2020	2019
Purchase transactions	$1.5	$1.4	$1.3	$1.3
Refinance transactions	$0.4	$0.7	$1.5	$0.9
Total U.S. mortgage originations forecast	$1.9	$2.1	$2.8	$2.2

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

As of July 15, 2020, the MBA expects residential purchase transactions to steadily increase in 2020 and beyond from 2019 levels. Additionally the MBA expects residential refinance transactions to increase in 2020 followed by a decrease in 2021. The MBA expects overall mortgage originations to increase in 2020 followed by a decrease in 2021.

On March 11, 2020, the World Health Organization declared that the novel coronavirus or COVID-19 “can be characterized as a pandemic,” which is defined as a worldwide spread of a new disease for which most people do not have immunity. On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Through the six months ended June 30, 2020, mortgage interest rates continued to decline to below 3.50%. Concerns over a slowing global economy and the impact of a prolonged trade war, now combined with the COVID-19 pandemic sweeping the globe, have resulted in significant uncertainty in the economic outlook. However, existing-home sales climbed at a record pace of 20.7% in June 2020 over the previous month, showing strong signs of a market turnaround after three consecutive months of sales declines caused primarily by the ongoing pandemic, according to the National Association of Realtors.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the U.S was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but as of June 30, 2020, the unemployment rate had risen to 11.1%. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. As of June 30, 2020, the Consumer Confidence Index had fallen by 26% from its February 2020 highs.

Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we have continued to experience strong demand in commercial real estate markets and from 2015 through the six months ended June 30, 2020, we experienced historically high volumes and fee-per-file in our commercial business. While COVID-19 will likely have an impact on the timing and volume of commercial real estate transactions in the short term as the logistics of transactions evolve and some buyers move to the sidelines until the pandemic is resolved, we believe that refinance activity will likely remain elevated in response to the recent Federal rate cuts.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020 will likely deviate from historical patterns due to COVID-19. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

F&G
We acquired F&G on June 1, 2020. The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part II of this Quarterly Report for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2020, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 3of Part II of this Quarterly Report for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and IUL products. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 15% in 2015 to 20% in 2030.
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $73 billion of sales in 2019. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $4 billion of annual premiums in 2019.

Critical Accounting Policies and Estimates
As a result of the F&G acquisition, we have applied the following additional critical accounting policies and estimates in preparing our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report. Other than the following additional critical accounting policies and estimates, which are further described in the Notes to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in Item 7 of Part II of our Annual Report.
We have identified the following accounting policies and estimates as critical as they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of AFS securities and derivatives, amortization of DAC, DSI and VOBA, reserves for future policy benefits and product guarantees and recognition of deferred income tax valuation allowances.
In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of our audited condensed consolidated financial statements. We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.
Valuation of AFS Securities, Derivatives and Fund withheld for reinsurance receivables
Our fixed maturity securities classified as AFS are reported at fair value, with unrealized gains and losses included within AOCI, net of associated impact on intangibles adjustments, SOP 03-1 reserve adjustments, and deferred income taxes. Our equity securities are reported at fair value, with unrealized gains and losses included within net earnings (loss). Unrealized gains and losses represent the difference between the cost or amortized cost basis and the fair value of these investments. We measure the fair value of our AFS securities based on assumptions used by market participants, which may include inherent risk and restrictions on the sale or use of an asset. The estimate of fair value is the price that would be received to sell an asset in an orderly transaction between market participants (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We utilize independent pricing services in estimating the fair values of AFS securities. The independent pricing services incorporate a variety of observable market data inputs in their valuation techniques, including reported trading prices, benchmark yields, broker-dealer quotes, benchmark securities, bids and offers, credit ratings, relative credit information and other reference data.

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of F&G's fixed maturity securities and equity securities by pricing source and hierarchy level as of June 30, 2020.

	As of June 30, 2020
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$725	$20,353	$1,251	$22,329
Priced via independent broker quotations	—	—	1,609	1,609
Priced via other methods	—	—	—	—
Total	$725	$20,353	$2,860	$23,938
Available-for-sale embedded derivative:
Priced via other methods	—	—	21	21
Total	$725	$20,353	$2,881	$23,959
% of Total	3%	85%	12%	100%

Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. The independent pricing services also take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note D Fair Value of Financial Instruments and Note E Investments to our unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the period ended June 30, 2020, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
As discussed in Note P to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. This arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the related gains or losses are reported in Realized gains and losses, net on the Consolidated Statements of Earnings.

Intangibles
Acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. DAC consists principally of commissions. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI consists of contract enhancements such as premium and interest bonuses credited to policyholder account balances.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VODA is an intangible asset that represents the value of an existing distribution network. Internally developed software and trade name intangible assets are amortized on a straight-line basis over their deemed useful lives while VODA is amortized using the sum of years digits method.
DAC, DSI, and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.
For annuity products and IUL, DAC, DSI and VOBA are being amortized in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains and losses on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC, DSI and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities, cost to fund policy obligations, and level of expenses necessary to maintain the polices over their entire lives.
Changes in assumptions can have a significant impact on DAC, DSI and VOBA, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes, and require considerable judgment. We periodically review assumptions against actual experience, and update our assumptions based on historical results and our best estimates of future experience when additional information becomes available.
        Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits. Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults. Significant assumptions also include policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions.

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, DSI and VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC, DSI and VOBA. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(Dollars in millions)	As of June 30, 2020
A change to the long-term interest rate assumption of -50 basis points	$(1)
A change to the long-term interest rate assumption of +50 basis points	—
An assumed 10% increase in surrender rate	—
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.
Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of DAC, DSI and VOBA, thus decreasing income before income taxes. Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of DAC, DSI and VOBA, thus increasing income before income taxes.
Reserves for Future Policy Benefits and Product Guarantees
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the period ended June 30, 2020 on the fixed annuity products averaged 4%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect our reserve levels and related results of operations.
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits and certain GMDB riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008. As a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of June 30, 2020 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$19,099	$—	$19,099
Fixed rate annuities	4,578	(868)	3,710
Immediate annuities	3,289	(129)	3,160
Universal life	1,648	(964)	684
Traditional life	1,984	(1,176)	808
Total	$30,598	$(3,137)	$27,461
Certain FIA products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in our Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Condensed Consolidated Statements of Earnings.
Deferred Income Tax Valuation Allowance
Accounting Standards Codification section 740, Income Taxes (ASC 740), provides that deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is recorded if, based on available information, it is more likely than not that deferred income tax assets will not be realized. Assessing the need for, and the amount of, a valuation allowance for deferred income tax assets requires significant judgment.
Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gain) in either the carryback or carry-forward period under tax law. The four sources of taxable income that may be considered in determining whether a valuation allowance is required are:
•Future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities);
•Taxable income in prior carryback years, if carryback is permitted under tax law;
•Tax planning strategies; and
•Future taxable income exclusive of reversing temporary differences and carry-forwards.
At each reporting date, management considers evidence that could impact the future realization of deferred tax assets. As of June 30, 2020, management gathered the following evidence concerning the future realization of deferred tax assets:
Positive Evidence:
•As of June 30, 2020, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;
•We are projecting pre-tax GAAP income from continuing operations;
•We have a history of utilizing all significant tax attributes before they expire;
•For U.S. Life Companies, under new tax laws, net operating losses generated after December 31, 2017 can be carried forward indefinitely; and
•We have net unrealized capital gains as of June 30, 2020.
Negative Evidence:
• §382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and
• Brief carryback/carry-forward period for capital losses.
Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continues to be necessary for the deferred tax assets of the non-life insurance companies and FSRC deferred tax assets at June 30, 2020. For the period ended June 30, 2020, the valuation allowance release recorded to the income statement related to the items above was $1 million.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$575	$625	$1,121	$1,065
Agency title insurance premiums	784	754	1,516	1,306
Escrow, title-related and other fees	747	665	1,348	1,199
Interest and investment income	152	59	205	113
Realized gains and losses, net	162	41	(158)	183
Total revenues	2,420	2,144	4,032	3,866
Expenses:
Benefits and other changes in policy reserves	155	—	155	—
Personnel costs	692	685	1,306	1,277
Agent commissions	598	579	1,158	1,000
Other operating expenses	446	409	857	753
Depreciation and amortization	46	44	89	88
Provision for title claim losses	61	62	119	107
Interest expense	21	12	33	24
Total expenses	2,019	1,791	3,717	3,249
Earnings before income taxes and equity in earnings of unconsolidated affiliates	401	353	315	617
Income tax expense	89	86	61	151
Equity in earnings of unconsolidated affiliates	1	3	2	10
Net earnings from continuing operations	$313	$270	$256	$476
 Revenues.
Total revenues increased by $276 million in the three months ended June 30, 2020 and increased by $166 million in the six months ended June 30, 2020 compared to the corresponding period in 2019.
Net earnings increased by $43 million in the three months ended June 30, 2020 and decreased by $220 million in the six months ended June 30, 2020 compared to the corresponding period in 2019.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.

Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Benefits and other changes in policy reserves, which in our F&G segment are charged to earnings in the period they are earned by the policyholder based on their selected strategy. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses.
Agent commissions represent the portion of premiums retained by our third-party agents pursuant to the terms of their respective agency contracts.
Benefit expenses for deferred annuity, FIA and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the reserve for secondary guarantee benefit payments. Other changes in policy reserves also include the change in reserves for life insurance products.
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
Income tax expense was $89 million and $86 million in the three-month periods ended June 30, 2020 and 2019, respectively and $61 million and $151 million in the six-month periods ended June 30, 2020 and 2019, respectively. Income tax expense as a percentage of earnings before income taxes was 22% and 24% in the three-month periods ended June 30, 2020 and 2019, respectively and 19% and 24% in the six-month periods ended June 30, 2020 and 2019, respectively. The decline in income tax expense as a percentage of earnings before taxes in the 2020 periods from the comparable periods in 2019 is primarily attributable to the inclusion of our F&G business, which incurs minimal state taxes, and stock compensation related tax benefits recognized, partially offset by non-deductible acquisition costs.

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$575	$625	$1,121	$1,065
Agency title insurance premiums	784	754	1,516	1,306
Escrow, title-related and other fees	655	613	1,265	1,094
Interest and investment income	41	54	89	102
Realized gains and losses, net	169	46	(144)	188
Total revenues	2,224	2,092	3,847	3,755
Expenses:
Personnel costs	625	653	1,266	1,204
Agent commissions	598	579	1,158	1,000
Other operating expenses	374	373	754	688
Depreciation and amortization	37	38	74	77
Provision for title claim losses	61	62	119	107
Interest expense	1	—	1	—
Total expenses	1,696	1,705	3,372	3,076
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$528	$387	$475	$679
Orders opened by direct title operations (in thousands)	693	544	1,375	982
Orders closed by direct title operations (in thousands)	487	359	864	622
Fee per file (in dollars)	$1,889	$2,677	$2,035	$2,630
Total revenues for the Title segment increased by $132 million, or 6%, in the three months ended June 30, 2020 and increased by $92 million, or 2%, in the six months ended June 30, 2020 from the corresponding periods in 2019.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2020	Total	2019	Total	2020	Total	2019	Total
	(Dollars in millions)
Title premiums from direct operations	$575	42%	$625	45%	$1,121	43%	$1,065	45%
Title premiums from agency operations	784	58	754	55	1,516	57	1,306	55
Total title premiums	$1,359	100%	$1,379	100%	$2,637	100%	$2,371	100%
Title premiums decreased by 1% in the three months ended June 30, 2020 as compared to the corresponding period in 2019. The decrease is comprised of a decrease in Title premiums from direct operations of $50 million, or 8%, and an increase in Title premiums from agency operations of $30 million, or 4%.
Title premiums increased by 11% in the six months ended June 30, 2020 as compared to the corresponding period in 2019. The increase is comprised of an increase in Title premiums from direct operations of $56 million, or 5%, and an increase in Title premiums from agency operations of $210 million, or 16%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Opened title insurance orders from purchase transactions (1)	37%	61%	39%	63%
Opened title insurance orders from refinance transactions (1)	63	39	61	37
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	35%	65%	40%	65%
Closed title insurance orders from refinance transactions (1)	65	35	60	35
	100%	100%	100%	100%
_______________________________________

(1) Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three months ended June 30, 2020 and increased in the six months ended June 30, 2020 as compared to the corresponding periods in 2019. The decrease in the three-month period is primarily attributable to a decline in total fee per file driven by a decline in residential purchase and commercial fee per file, partially offset by an increase in total closed order volume, driven by an increase in refinance order volume. The increase in the six month period is primarily attributable to an increase in total closed order volume, driven by an increase in refinance order volume, partially offset by a decline in total fee per file.
We experienced a decrease and an increase in closed title insurance order volumes from purchase transactions and refinance transactions, respectively, in the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Total closed order volumes were 487,000 in the three months ended June 30, 2020 compared to 359,000 in the three months ended June 30, 2019 and 864,000 in the six months ended June 30, 2020 compared to 622,000 in the six months ended June 30, 2019. This represented an overall increase of 36% and 39% in the three and six months ended June 30, 2020, respectively, from the corresponding periods in 2019. The increase in refinance transactions in the 2020 period is primarily due to lower average interest rates when compared to the corresponding 2019 period.
Total opened title insurance order volumes increased in the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019. The increase in the three and six-month periods was primarily attributable to increased opened title orders from refinance transactions, partially offset by a decrease in opened title orders from purchase transactions.
The average fee per file in our direct operations was $1,889 and $2,035 in the three and six months ended June 30, 2020, compared to $2,677 and $2,630 in the three and six months ended June 30, 2019, respectively. The quarter-to-date and year-to-date decrease in average fee per file reflects an increased proportion of refinance transactions relative to total closed orders compared to the corresponding prior year periods. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $30 million, or 4%, in the three months ended June 30, 2020 and increased $210 million, or 16%, in the six months ended June 30, 2020 from the corresponding periods in 2019. The current trends in the agency business reflect a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $42 million, or 7%, in the three months ended June 30, 2020 and increased by $171 million, or 16%, in the six months ended June 30, 2020 from the corresponding periods in 2019. Escrow fees, which are more closely related to our direct operations, increased by $22 million, or 9%, in the three months ended June 30, 2020 and increased by $78 million, or 19%, in the six months ended June 30, 2020, as compared to the corresponding periods in 2019. The increases in the three and six-month periods are primarily due to stronger residential refinance revenue, which has relatively higher escrow fees than residential purchase and commercial transactions. Other fees in the Title segment, excluding escrow fees, increased by $20 million, or 5%, in the three months ended June 30, 2020 and increased by $93 million, or 13%, in the six months ended June 30, 2020 compared to the corresponding periods in 2019. The increases in Other fees in the three and six-month periods were primarily driven by an increase in revenue related to our ServiceLink business of $17 million and $65 million, respectively, compared to the corresponding periods in 2019. The remaining increase in Other Fees in the 2020 period relates to various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $13 million, or 24%, in the three months ended June 30, 2020 and decreased $13 million, or 13%, in the six months ended June 30, 2020, as compared to the corresponding periods in 2019. The decrease in the three and six-month periods was primarily driven by a decline in interest income related to the Company's tax-deferred property exchange business and decline in interest on cash and short-term investments, due to a decline in short-term rates in the 2020 periods compared to the corresponding periods in 2019.
Realized gains and losses, net, increased $123 million in the three months ended June 30, 2020 and decreased $332 million in the six months ended June 30, 2020 from the comparable periods in 2019. The decrease in the three and six-month periods are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $28 million, or 4%, in the three months ended June 30, 2020 and increased $62 million, or 5%, compared to the corresponding periods in 2019. The decrease in the three-month period is primarily attributable to decreased salaries, bonuses, and commissions in the 2020 period. The increase in the six-month period is primarily attributable to increased commissions driven by the increase in closed title order volumes in the 2020 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51% and 53%, respectively, for the three-month periods ended June 30, 2020 and 2019, and 53% and 56%, respectively, for the six-month periods ended June 30, 2020 and 2019. Average employee count in the Title segment was 23,373 and 23,255 in the three-month periods ended June 30, 2020 and 2019, respectively, and 23,900 and 22,712 in the six-month periods ended June 30, 2020 and 2019, respectively.
Other operating expenses increased by $1 million, or 0.3%, in the three months ended June 30, 2020 and increased by $66 million, or 10%, in the six months ended June 30, 2020 from the corresponding periods in 2019. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and realized gains and losses were 30% and 30% in the three months ended June 30, 2020 and 2019, respectively, and 32% and 32% in the six months ended June 30, 2020 and 2019, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2019:

	Three months ended June 30,				Six months ended June 30,
	2020	%	2019	%	2020	%	2019	%
	(Dollars in millions)
Agent premiums	$784	100%	$754	100%	$1,516	100%	$1,306	100%
Agent commissions	598	76%	579	77%	1,158	76%	1,000	77%
Net retained agent premiums	$186	24%	$175	23%	$358	24%	$306	23%

The claim loss provision for title insurance was $61 million and $62 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $119 million and $107 million for the six-month periods ended June 30, 2020 and 2019, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

F&G
Segment Overview
Through our wholly owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal life and annuity products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our fixed indexed annuities (“FIAs”) provide for pre-retirement wealth accumulation and post-retirement income management. Our indexed universal life products ("IUL") provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents.
In setting the features and pricing of new FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
        Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition. Sales of annuities and IULs were as follows:

	Annuity Sales	IUL Sales
(dollars in millions)	2020	2020
One month ended June 30, 2020	$258	$4
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of DAC, DSI, and VOBA, other operating costs and expenses, and income taxes.
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), indexed universal life insurance and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to offset the statutory reserve impact of the index credits due to policyholders under the FIA contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. We attempt to manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA policies, known as the net investment spread. With respect to FIAs, the cost of hedging our risk includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our AUM, our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on average assets under management ("AAUM") pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
Non-GAAP Financial Measures
Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. Reconciliations of such measures to the most comparable GAAP measures are included herein.
Adjusted Earnings is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted earnings is calculated by adjusting net earnings (loss) from continuing operations to eliminate:
(i) Realized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses recognized in operations; the impact of market volatility on the alternative asset portfolio; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii) Indexed product related derivatives: the impacts related to changes in the fair values, including both realized and unrealized gains and losses of index product related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impacts of assumed reinsurance,
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset (VODA)) recognized as a result of acquisition activities, and
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items.
Adjustments to adjusted earnings are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction. While these adjustments are an integral part of the overall performance of F&G, market conditions and/or the non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations.
Adjusted earnings should not be used as a substitute for net earnings (loss). However, we believe the adjustments made to net earnings (loss) in order to derive adjusted earnings provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate and non-performance credit spread movements. Similarly, we could also have poor operating results in a given period yet show net earnings (loss) that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our FIA index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review Adjusted Earnings and net earnings (loss) as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net earnings (loss). Accordingly, our management performs a review and analysis of these items, as part of their review of our hedging results each period.
Amounts attributable to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for FIAs, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted earnings.
AAUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AAUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives;
(ii) related party loans and investments;
(iii) accrued investment income;
(iv) funds withheld at fair value;
(v) the net payable/receivable for the purchase/sale of investments, and
(iv) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
Yield on AAUM is calculated by dividing annualized net investment income by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
Alternative investment yield adjustment is the current period yield impact of market volatility on the alternative investment portfolio. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
Adjusted Yield on AAUM is calculated by dividing annualized net investment income by AAUM, plus or minus the alternative investment yield adjustment. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
Net investment spread is the excess of net investment income, adjusted for market volatility on the alternative asset investment portfolio, earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the performance of the Company’s invested assets against the level of investment return provided to policyholders, inclusive of hedging costs.

F&G Results of Operations
The following table presents the results of operations of our F&G segment for the period presented (in millions):

One Month Ended
June 30, 2020
Revenues:
Life insurance premiums and other fees (a)	$20
Interest and investment income	111
Realized gains and losses, net	(7)
Total revenues	124
Expenses:
Benefits and other changes in policy reserves	155
Personnel costs	9
Other operating expenses	12
Depreciation and amortization	3
Interest expense	3
Total expenses	182

Pre-tax loss from continuing operations	(58)

Federal income tax benefit	14
State income tax expense	—
Net loss from continuing operations	$(44)
Earnings from discontinued operations, net of tax	5
Net loss attributable to common shareholders	$(39)
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment for the period presented (in millions):

One Month Ended
June 30, 2020
Fixed index annuities ("FIA")	$244
Fixed rate annuities ("MYGA")	14
Institutional spread based	—
Total annuity	$258

Index universal life ("IUL")	$4

Flow reinsurance	$34
•FIA sales during the one month ended June 30, 2020 reflect disciplined pricing to achieve profit and capital targets and reflect our growth strategy.
•MYGA sales during the one month ended June 30, 2020 were driven lower by interest rates in the current year.
•Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy that is subject to fluctuation period to period.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings for the period presented:

(Dollars in millions)	One Month Ended
June 30, 2020
Traditional life insurance	$2
Life-contingent immediate annuity	3
Surrender charges	2
Cost of insurance fees and other income	13
Life insurance premiums and other fees	$20

•Traditional life insurance premiums for the one month ended June 30, 2020 are primarily related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the one month ended June 30, 2020 reflect policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera").
•Cost of insurance fees and other income primarily reflect $8 million GMWB rider fees and $7 million COI charges on IUL policies, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the period presented (in millions):

One Month Ended
June 30, 2020
Fixed maturity securities, available-for-sale	$99
Equity securities	12
Mortgage loans	7
Other investments	3
Gross investment income	121
Investment expense	(10)
Interest and investment income	$111

Our net investment spread and AAUM for the period is summarized as follows (annualized) (dollars in millions):

One Month Ended
June 30, 2020
Yield on AAUM (at amortized cost)	5.01%
Alternative investment yield adjustment	0.41%
Adjusted yield on AAUM	5.42%
Less: Interest credited and option cost	(1.92)%
Net investment spread	3.50%
AAUM	$26,582
•AAUM for the one month ended June 30, 2020 reflects impacts due to purchase accounting as well as net new business asset flows.
•The $111 million NII for the one month ended June 30, 2020 was primarily driven by $99 million in fixed maturity securities and $12 million in equity securities, partially offset by $(10) million in investment expenses.
Realized gains and losses, net
Below is a summary of the major components included in realized gains (losses) (net) for the period presented (in millions):

One Month Ended
June 30, 2020
Net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$17
Change in allowance for expected credit losses	(18)
Net realized and unrealized gains on certain derivatives instruments	14
Change in fair value of reinsurance related embedded derivatives	(21)
Change in fair value of other derivatives and embedded derivatives	1
Realized gains and losses, net	$(7)
•For the one month ended June 30, 2020, net realized and unrealized gains on available-for-sale securities, equity securities and other invested assets is primarily the result of trading gains.

•Gain on available-for-sale securities, equity securities and other invested assets is offset by a change in allowance for expected credit losses.
•For the one month ended June 30, 2020, net realized and unrealized gains on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products, primarily due to the change in underlying indices as well as timing of option and future purchases and expirations.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio.
•See the table below for primary drivers of gains (losses) on certain derivatives.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented (dollars in millions):

One Month Ended
June 30, 2020
Call Options:
Gains on option expiration	$2
Change in unrealized gains (losses)	10
Futures contracts:
Gains on futures contracts expiration	9
Change in unrealized losses	(6)
Foreign currency forward:
Gains (losses) on foreign currency forward	—
Total net change in fair value	$15

Annual Point-to-Point Change in S&P 500 Index during the period	4%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the one month ended June 30, 2020 on options settled during the period.
•Additionally, the change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts for the one month ended June 30, 2020 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows for the period presented:

One Month Ended
June 30, 2020
Average Crediting Rate	2%
S&P 500 Index:
Point-to-point strategy	4%
Monthly average strategy	3%
Monthly point-to-point strategy	—%
3 year high water mark	19%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow F&G to manage the cost of the options purchased to fund the annual index credits. Market volatility compared to previous years can impact credits differently than overall S&P 500 Index fluctuation.
•The credits for the one month ended June 30, 2020 were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods. Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the period presented (in millions):

One Month Ended
June 30, 2020
FIA embedded derivative impact	$69
Index credits, interest credited & bonuses	41
Annuity payments	12
Other policy benefits and reserve movements	33
Total benefits and other changes in policy reserves	$155
•The FIA fair value option liability increased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change in non-performance spread increased the FIA embedded derivative liability by $61 million during the one month ended June 30, 2020. The remaining change in the market value of the derivative assets hedging our FIA policies was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•The increase in index credits, interest credited & bonuses were primarily due to higher index credits on FIA policies, reflecting market movement during the one month ended June 30, 2020.
Personnel Costs and Other Operating Expenses
Below is a summary of Personnel Costs and Other Operating Expenses for the period presented (in millions):

One Month Ended
June 30, 2020
Personnel costs	$9
Other operating expenses	12
Total personnel costs and other operating expenses	$21
•Personnel costs for the one month ended June 30, 2020 primarily reflect employee-related expenses.

•Other operating expenses during the period reflect non-employee related expenses, including project costs.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization for the period presented (in millions):

One Month Ended
June 30, 2020
Amortization of DAC, VOBA, and DSI	$3
Interest	(3)
Unlocking	—
Amortization of other intangible assets and other depreciation	$3
Total depreciation and amortization	$3
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the one month ended June 30, 2020 is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense for the period presented (dollars in millions):

One Month Ended
June 30, 2020
Loss before taxes	$(53)

Income tax benefit before valuation allowance	(13)
Change in valuation allowance	(1)
Income tax benefit	$(14)
Effective rate	26%
Adjusted Earnings
The table below shows the adjustments made to reconcile Net loss from continuing operations attributable to common shareholders to Adjusted earnings from continuing operations attributable to common shareholders for the period presented (in millions):

One Month Ended
June 30, 2020
Net loss from continuing operations attributable to common shareholders	$(44)
Non-GAAP adjustments:
Realized gains and losses, net	52
Indexed product related derivatives	42
Purchase price amortization	2
Transaction costs	7
Income tax benefit on non-GAAP adjustments	(22)
Adjusted earnings from continuing operations attributable to common shareholders	$37
•Adjusted earnings for the one month ended June 30, 2020 primarily reflects net investment income for the period, partially offset by changes in benefits and other policy reserves, and included a $4 million net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") line of business and $4 million bond prepay income.

Investment Portfolio
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital and (iv) provide liquidity to meet policyholder and other corporate obligations.
Our investment portfolio is designed to contribute stable earnings and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of June 30, 2020, the fair value of our investment portfolio was approximately $28 billion and was divided among the following asset class and sectors (dollars in millions):

	June 30, 2020
	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$35	—%
United States Government sponsored entities	123	—%
United States municipalities, states and territories	1,361	5%
Foreign Governments	155	1%
Corporate securities:
Finance, insurance and real estate	4,184	15%
Manufacturing, construction and mining	799	3%
Utilities, energy and related sectors	2,375	9%
Wholesale/retail trade	1,635	6%
Services, media and other	2,436	9%
Hybrid securities	975	4%
Non-agency residential mortgage-backed securities	766	3%
Commercial mortgage-backed securities	2,561	9%
Asset-backed securities	5,609	20%
Total fixed maturity available for sale securities	23,014	84%
Equity securities (a)	928	3%
Commercial mortgage loans	583	2%
Residential mortgage loans	1,177	4%
Other (primarily derivatives and limited partnerships)	1,806	7%
Short term investments	38	—%
Total investments	$27,546	100%
(a) Includes investment grade non-redeemable preferred stocks ($773 million).
Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.

As of June 30, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $23 billion. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	June 30, 2020
Rating	Fair Value	Percent
AAA	$531	2%
AA	1,528	7%
A	6,398	28%
BBB	8,280	36%
Not rated (c)	4,234	18%
Total investment grade	20,971	91%
BB (a)	1,471	7%
B and below (b)	491	2%
Not rated (c)	81	—%
Total below investment grade	2,043	9%
Total	$23,014	100%
(a) Includes $2 million of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $113 million of non-agency RMBS that carry a NAIC 1 designation.
(c) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
The NAIC has adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the revised designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. A number of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

The table below present our fixed maturity securities by NAIC designation as of June 30, 2020 (dollars in millions):

	June 30, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,033	$12,309	53%
2	8,848	9,099	40%
3	1,136	1,182	5%
4	289	291	1%
5	130	132	1%
6	1	1	—%
Total	$22,437	$23,014	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of June 30, 2020 (dollars in millions):

	June 30, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$3,893	16%
Banking	2,351	10%
Whole loan collateralized mortgage obligation ("CMO")	2,184	9%
ABS Other	1,682	7%
Life insurance	1,585	7%
Municipal	1,361	6%
Electric	1,304	5%
CMBS	764	3%
Technology	737	3%
Healthcare	624	3%
Total	$16,485	69%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2020
(Dollars in millions)	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$79	$79
Due after one year through five years	990	1,008
Due after five years through ten years	1,860	1,892
Due after ten years	10,680	10,976
Subtotal	$13,609	$13,955
Other securities which provide for periodic payments:
Asset-backed securities	$5,501	$5,609
Commercial-mortgage-backed securities	2,423	2,561
Residential mortgage-backed securities	905	889
Subtotal	$8,829	$9,059
Total fixed maturity available-for-sale securities	$22,438	$23,014
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $74 million and $113 million as of June 30, 2020.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2020 (dollars in millions):

	June 30, 2020
NAIC Designation:	Fair Value	Percent of Total
1	$172	92%
2	5	2%
3	1	1%
4	9	5%
5	—	—%
6	—	—%
Total	$187	100%

NRSRO:
AAA	$1	1%
AA	5	3%
A	20	10%
BBB	18	10%
Not rated - Above investment grade (a)	33	18%
BB and below	110	58%
Total	$187	100%

Vintage:
2017	$12	6%
2007	39	21%
2006	47	25%
2005 and prior	89	48%
Total	$187	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of June 30, 2020, our ABS exposure was largely composed of CLOs, which comprised 69% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of June 30, 2020, the non-CLO exposure represents 31% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $79 million and $32 million, respectively. The following table summarize our ABS exposure (dollars in millions):

	June 30, 2020
Asset Class	Fair Value	Percent
ABS CLO	$3,893	69%
ABS auto	34	1%
ABS other	1,682	30%
Total ABS	$5,609	100%

Mortgage Loans
We rate all CML's to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Realized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings.
LTV and DSC ratios are utilized as part of the review process described above. As of June 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 1.6 times, and a weighted average LTV ratio of 33%. See Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
F&G's RML's are closed end, amortizing loans and 100% of the properties are located in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RML's have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RML's as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2020, were as follows (in millions):

	June 30, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$—	$—	$—	$—	$—
United States Government sponsored agencies	27	33	—	—	33
United States municipalities, states and territories	18	160	—	(1)	159
Foreign Governments	1	4	—	—	4
Corporate securities:
Finance, insurance and real estate	39	547	—	(4)	543
Manufacturing, construction and mining	21	167	—	(1)	166
Utilities, energy and related sectors	33	391	—	(7)	384
Wholesale/retail trade	41	206	—	(3)	203
Services, media and other	46	275	—	(4)	271
Hybrid securities	32	429	—	(8)	421
Non-agency residential mortgage backed securities	45	577	(2)	(14)	561
Commercial mortgage backed securities	18	73	—	(3)	70
Asset backed securities	124	937	(2)	(14)	921
Total fixed maturity available for sale securities	445	3,799	(4)	(59)	3,736
Equity securities	37	427	—	(10)	417
Total investments	$482	$4,226	$(4)	$(69)	$4,153
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $69 million as of June 30, 2020. Most components of the portfolio exhibited price appreciation as credit spreads narrowed significantly during the period. The total amortized cost of all securities in an unrealized loss position was $4,226 million as of June 30, 2020. The average market value/book value of the investment category with the largest unrealized loss position was 98% for asset backed securities as of June 30, 2020. In aggregate, asset backed securities represented 20% of the total unrealized loss position as of June 30, 2020.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $240 million and an amortized cost of $231 million as of June 30, 2020) and special revenue bonds (fair value of $1,121 million and amortized cost of $1,090 million as of June 30, 2020).
Across all municipal bonds, the largest issuer represented 8% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 89% of our municipal bond exposure is rated NAIC 1.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2020, were as follows (dollars in millions):

	June 30, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	2	$34	$26	$(8)	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	2	34	26	(8)	—

Below investment grade:
Less than six months	4	18	16	—	(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	4	18	16	—	(2)
Total	6	$52	$42	$(8)	$(2)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At June 30, 2020, our watch list included six securities in an unrealized loss position with an amortized cost of $52 million, allowance for expected credit losses of $8 million, unrealized losses of $2 million and a fair value of $42 million. The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 54 structured securities with a fair value of $91 million on the watch list to which we had potential credit exposure as of June 30, 2020. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses as of June 30, 2020.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2020.
As of June 30, 2020, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2020, refer to Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.

Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to Item 3 of Part II of this Quarterly Report.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. The Company reduces the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1 which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.
See Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our derivatives and our exposure to credit loss on call options.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Escrow, title-related and other fees	$72	$52	$63	$105
Interest and investment income	—	5	5	11
Realized gains and losses, net	—	(5)	(7)	(5)
Total revenues	72	52	61	111
Expenses:
Personnel costs	58	32	31	73
Other operating expenses	60	36	91	65
Depreciation and amortization	6	6	12	11
Interest expense	17	12	29	24
Total expenses	141	86	163	173
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(69)	$(34)	$(102)	$(62)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $20 million, or 38%, in the three-month period ended June 30, 2020 and decreased $50 million, or 45% in the six-month period ended June 30, 2020 from the corresponding periods in 2019. The increase in the three-month period and decrease in the six-month period are primarily attributable to valuation gains and losses, respectively, associated with our deferred compensation plan assets in the 2020 period.

Personnel costs in the Corporate and Other segment increased $26 million, or 81%, in the three-month period ended June 30, 2020 and decreased $42 million, or 58% in the six-month period ended June 30, 2020 from the corresponding periods in 2019. The increase in the three-month period is attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets, partially offset by a decline in average employee headcount compared to the corresponding period in 2019. The decrease in the six-month period is attributable to the aforementioned decrease in the valuation of deferred compensation plan assets, partially offset by an increase in average employee headcount compared to the corresponding period in 2019.
Other operating expenses in the Corporate and Other segment increased $24 million, or 67%, in the three-month period ended June 30, 2020 and increased $26 million, or 40%, from the corresponding periods in 2019. The increase in the three and six-month periods ended June 30, 2020 is primarily attributable to costs related to the acquisition of F&G, which were in excess of the costs incurred related to the abandoned acquisition of Stewart Information Services Corporation in the 2019 period.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.33 per share in the second quarter of 2020, or approximately $96 million to our common shareholders. On July 22, 2020, our Board of Directors declared cash dividends of $0.33 per share, payable on September 30, 2020, to FNF common shareholders of record as of September 16, 2020. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of June 30, 2020, we had cash and cash equivalents of $2,353 million, short term investments of $209 million and available capacity under our Revolving Credit Facilities of $1,050 million. On April 22, 2020 we entered into the Term Loan Agreement which provides for a $1.0 billion, 364 day delayed-draw, term loan. On June 1, 2020, in connection with the completion of our F&G acquisition, we drew down the full $1.0 billion in principal to fund a portion of the acquisition. On June 12, 2020 we completed our underwritten public offering of $650 million aggregate principal amount of our 3.40% Notes. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to repay $640 million of the outstanding principal amount under the Term Loan. On July 31, 2020, we repaid an additional $100 million of the principal amount under the Term Loan Agreement. Additionally, on July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by minority owners. As of the purchase date ServiceLink is a wholly owned subsidiary of FNF. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facilities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2019, $1,868 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2020 of approximately $261 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2020 and 2019 totaled $553 million and $372 million, respectively. The increase in cash provided by operating activities of $181 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation losses in the current year period and non-cash valuation gains in the prior year period, and the addition of interest credited to contractholder account balances of $123 million in the current year period, partially offset by the timing of receipts and payments of prepaid assets, payables, receivables and income taxes.
Investing Cash Flows. Our cash flows (used in) provided by investing activities for the six months ended June 30, 2020 and 2019 were $(353) million and $120 million, respectively. The increase in cash used in investing activities of $473 million in the 2020 period compared with the 2019 period is primarily attributable to a $976 million cash outflow, which is net of cash acquired, related to the acquisition of F&G, partially offset by increased proceeds from sales and maturities of short-term investments of $538 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $48 million and $47 million for the six-month periods ended June 30, 2020 and 2019, respectively.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the six months ended June 30, 2020 and 2019 were $777 million and $(144) million, respectively. The increase in cash provided by financing activities of $921 million from the 2019 period is primarily attributable to cash inflows from principal borrowings under the Term Loan Credit Agreement of $1 billion, the offering of the 3.40% Notes of $648 million, cash inflows from contractholder account deposits of $297 million, and a $31 million increase in cash inflows related to the exercise of stock options, partially offset by repayments of principal borrowed under the Term Loan of $640 million, increased cash outflows from contractholder withdrawals of $193 million, and a $147 million increase in cash outflows related to the change in secured trust deposits.
Financing Arrangements. For a description of our financing arrangements see Note H Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. Our contractual obligations related to annuity and universal life products increased by approximately $37 billion at June 30, 2020 as a result of the acquisition of F&G. See Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for changes to our contractual obligations related to notes payable. Since December 31, 2019, there have been no other material changes to our contractual obligations.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 3,650,000 shares of FNF common stock during the six months ended June 30, 2020 for approximately $104 million, or an average of $28.45 per share. Since the original commencement of the 2018 Repurchase Program through market close on August 7, 2020, we repurchased a total of 6,430,000 FNF common shares for $210 million, or an average of $32.70 per share.

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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report.
We have unfunded investment commitments as of June 30, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E and Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on unfunded investment commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Other than the market risk factors related to our F&G segment described below, there have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. We are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
Enterprise Risk Management
We place a high priority to risk management and risk control. As part of our effort to ensure measured risk taking, management has integrated risk management in our daily business activities and strategic planning. We have comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues. Our risk appetite is aligned with how our businesses are managed and how we anticipate future regulatory developments.
Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

• Management of the business has primary responsibility for the day-to-day management of risk.

• The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.

• The internal audit function provides an ongoing independent and objective assessment of the effectiveness of internal controls, including financial and operational risk management.

The Chief Risk Officer (“CRO”) heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

• At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

• Duration and convexity mismatch limits;

• Credit risk concentration limits; and

• Investment and derivative guidelines.

We manage our risk appetite based on two key risk metrics:

• Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

• Earnings Sensitivities: the potential reduction in results of operations over a 30 year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to stockholders.

Our risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which our business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk we take under stress scenarios. They also are the basis for internal risk management.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

• The timing and amount of redemptions and prepayments in our asset portfolio;

• Our derivative portfolio;

• Death benefits and other claims payable under the terms of our insurance products;

• Lapses and surrenders in our insurance products;

• Minimum interest guarantees in our insurance products; and

• Book value guarantees in our insurance products.
Interest Rate Risk
Interest rate risk is our primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of our insurance liabilities are backed by fixed maturity securities.
The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.

In order to meet our policy and contractual obligations, we must earn a sufficient return on our invested assets. Significant changes in interest rates exposes us to the risk of not earning the anticipated spreads between the interest rate earned on our investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income and the attractiveness of certain of our products.
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio.
As part of our asset liability management (“ALM”) program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. Our ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of June 30, 2020, is summarized as follows:

(Dollars in millions)
Duration (years)	Amortized Cost	% of Total
0-4	$11,982	45%
5-9	5,651	21%
10-14	5,889	22%
15-19	3,024	11%
20-25	150	1%
Total	$26,696	100%
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. The major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $23 billion at June 30, 2020. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly or, in some cases, daily basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. Our policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit our selection of counterparties with which we do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. The following table presents our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2020:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Reassurance Company	$1,478	A+	Not Rated	A+	Not Rated
Kubera	828	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver Insurance Company	153	Not Rated	A+	A	A3
Hannover Re	130	A+	AA-	Not Rated	Not Rated
London Life	126	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2020 that would require an allowance for uncollectible amounts.
Equity Price Risk
We are primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. We offer a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net earnings. The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA equity exposure. The primary way we hedge FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by the Company. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. Our hedging strategy enables us to reduce our overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.
See Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our net investment spread earnings and futures income. For the one month ended June 30, 2020, the annual index credits to policyholders on their anniversaries was $21 million. Proceeds received at expiration on options related to such credits was $7 million.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.
Best Interest Regulation
In March 2018, the United States Fifth Circuit Court of Appeals formally vacated the U. S. Department of Labor “Fiduciary Rule” which would have imposed fiduciary duties upon insurance agents selling Individual Retirement Account (IRA) annuities and would have potentially had a material impact on us, our products, distribution, and business model. Since then, in June 2019, the U.S. Securities and Exchange Commission (SEC) adopted Regulation Best Interest imposing new sales practice standards on securities brokers, which does not directly impact the Company or its distributors, but gives impetus for the NAIC and individual states to consider best interest proposals for insurance sales. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. It is expected individual states may soon begin to consider and adopt the NAIC model regulation. FGL NY Insurance already modified certain new business processes in response to the New York Department of Financial Services (NYDFS) best interest rule despite relatively low sales in New York. Management is following a legal challenge to nullify the NYDFS rule and will continue to monitor action by other state or federal agencies to implement sales practice rules affecting insurance agents selling fixed insurance or annuity products.
Use of Estimates and Assumptions
The preparation of our unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments
As of June 30, 2020, the Company’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,351 million or 9% of the invested assets portfolio and an amortized cost of $2,307 million. As of June 30, 2020, the Company’s holdings in this industry include investments in 101 different issuers with the top ten investments accounting for 39% of the total holdings in this industry. As of June 30, 2020 the Company had no investments in issuers that exceeded 10% of shareholders' equity. The Company's largest concentration in any single issuer as of June 30, 2020 was HP Enterprise Co. with a total fair value of $132 million or 1% of the invested assets portfolio.

Concentrations of Financial and Capital Markets Risk
We are exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on the Company’s results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. The Company attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by the Company’s products. The Company expects to continue to face these challenges and uncertainties that could adversely affect its results of operations and financial condition.

The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions may continue or worsen in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects the COVID-19 pandemic could have on our business. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on our sales of new policies. The Company is monitoring the impact of COVID-19 on the Company’s investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted.
Concentration of Reinsurance Risk
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of June 30, 2020, the net amount recoverable from SRUS was $46 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of June 30, 2020, the net amount recoverable from Pavonia was $87 million.  The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
For additional information on concentrations of reinsurance risk, refer to Note P Reinsurance.

Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and non-controlling interest.
Interest Rate Risk
We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates.
If interest rates were to increase 100 basis points from levels at June 30, 2020, the estimated fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $692 million in AOCI and a decrease of $666 million in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at June 30, 2020, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $187 million.
The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring allowances for credit losses, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the fair value of our equity investments to decrease by approximately $93 million, our call option investments to decrease by approximately $16 million based on equity positions and our FIA embedded derivative liability to decrease by approximately $31 million as of June 30, 2020. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of our equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

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
We completed the F&G acquisition on June 1, 2020 (see Note B of the Notes to the unaudited Condensed Consolidated Financial Statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of F&G. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. F&G represented approximately 5% of our gross revenue for the quarter ended June 30, 2020. Total assets of the acquired business as of June 30, 2020 represented approximately 80% of total consolidated assets, consisting principally of investments, goodwill and other intangible assets.
As a result of the closing of the F&G acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of F&G and may take further steps to integrate such controls and processes with those of the Company.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, we identified the following additional risk factors during the six months ended June 30,2020:

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

Although we expect our acquisition of F&G will result in cost savings, synergies and other benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

The success of our acquisition of F&G will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the merger. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of F&G or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair our operations. In addition, we anticipate that the overall integration of F&G will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter in the integration process include the following:

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

• the reduction of the costs associated with each company's operations;

• the optimization of information technology platforms and administrative infrastructures;

• the integration of corporate cultures and maintenance of employee morale;

• the retention of key employees;

• the possibility of faulty assumptions underlying expectations regarding the integration process; and

• potential unknown liabilities, expenses or delays associated with the mergers.

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

The market price of our common stock may decline in the future as a result of the acquisition of F&G.

The market price of our common stock may decline in the future as a result of the merger for a number of reasons, including:

• the unsuccessful integration of F&G (including for the reasons set forth in the preceding risk factor);

• the failure to achieve the perceived benefits of the merger, including financial results, synergies, cost savings, innovation and operational efficiencies, as rapidly as or to the extent anticipated by financial or industry analysts.
Additionally, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the FNF common stock, regardless of the actual operating performance of FNF and F&G.

The acquisition of F&G may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the acquisition of F&G will be accretive to earnings per share (on an adjusted earnings basis) during the first full calendar year after the merger. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of our common stock.

Our future results will suffer if the combined company does not effectively manage its expanded operations following the acquisition of F&G.

The size of the business of the combined company has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations, including new international operations, and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.

We expect to incur substantial expenses related to the integration of F&G's business.
We expect to incur substantial expenses in connection with the integration of F&G's business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that would be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in significant charges against earnings and the amount and timing of such charges are uncertain at present.

We have substantial indebtedness following the acquisition of F&G and our credit ratings or the credit ratings of our subsidiaries may be different from what we currently expect.

We incurred indebtedness in order to provide funds to pay a portion of the cash portion of the merger consideration and other costs and expenses incurred in connection with the merger. As a result, following completion of the merger, we have substantial indebtedness and our credit ratings or the credit ratings of our subsidiaries may be different from what we currently expect.
This substantial indebtedness may adversely affect our business, financial condition and operating results, including:

• making it more difficult to satisfy our debt service obligations;

• requiring a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

• limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general operating requirements;

• limiting our flexibility in planning for, or reacting to, changes in business and, consequently, negatively affecting our competitive position;

• restricting us from making strategic acquisitions or taking advantage of favorable business opportunities;

• negatively impacting our existing credit ratings, including resulting in a downgrade or negative outlook;

• placing us at a relative competitive disadvantage compared our competitors that have less debt;

• limiting flexibility to plan for, or react to, changes in the businesses and industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations;

• increasing our vulnerability to adverse general economic and industry conditions; and

• limiting our ability to refinance its indebtedness or increasing the cost of such indebtedness

In addition, covenants in the debt instruments governing this indebtedness may limit how we conduct our business following the merger. If we incur additional indebtedness in the future, the risks related to our substantial indebtedness may intensify.

Concentration in certain states for the distribution of our life insurance and annuity products may subject us to losses attributable to economic downturns or catastrophes in those states.

Our top five states for the distribution of our life insurance and annuity products are California, Texas, Florida, New Jersey and Arizona. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.

Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Interest rate risk is a significant market risk as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. For the past several years interest rates have remained at or near historically low levels. The prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.

During periods of increasing interest rates we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition and results of operations. We have developed and maintain ALM programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

We may experience spread income compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Our expectation for future spread income is an important component in amortization of DAC, DSI, and VOBA under U.S. GAAP. Significant reductions in spread income may cause us to accelerate DAC, DSI, and VOBA amortization. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Equity market volatility could negatively impact our business.

The estimated cost of providing GMWB associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net earnings (loss). The rate of amortization of DAC and VOBA relating to FIA products could also increase if equity market performance is worse than assumed and have a materially adverse impact on our results of operations and financial condition.

Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio.

The value of our mortgage-backed securities and our commercial and residential mortgage loan investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations and financial condition.

We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased call options.

Our insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Wilton Re represents our largest reinsurance counterparty exposure.

We are also exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions. There can be no assurance we will not suffer losses in the event of counterparty non-performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2020 - 4/30/2020	400,000	$24.39	400,000	18,570,000
5/1/2020 - 5/31/2020	—	—	—	18,570,000
6/1/2020 - 6/30/2020	—	—	—	18,570,000
Total	400,000	$24.39	400,000
(1) On July 17, 2018, our Board of Directors approved the 2018 Repurchase Program, effective August 1, 2018, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021.
(2) As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

4.1
Supplemental Indenture, dated as of June 1, 2020, by and among Fidelity & Guaranty Life Holdings, Inc., Fidelity National Financial, Inc., and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2020).

4.2
Indenture, dated as of April 20, 2018, by and among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by FGL Holdings (File No. 001-37779) on April 25, 2018).

4.3
Fifth Supplemental Indenture, dated as of June 12, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

4.4	Form of Notes (included in Exhibit 4.3 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)

10.1
Term Loan Credit Agreement, dated April 22, 2020, among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and The Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.2
First Amendment to the Agreement and Plan of Merger, dated as of April 24, 2020, by Fidelity National Financial, Inc., a Delaware Corporation ("Parent"), F I Corp., a Cayman Islands exempted company and wholly owned subsidiary of Parent, F II Corp., a Cayman Islands exempted company and wholly owned subsidiary of Parent, and FGL Holdings, a Cayman Island exempted company (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4/A filed on April 24, 2020).

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

Date:	August 10, 2020	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)