Form 10-Q
period 2020-09-30
Fidelity National Financial, Inc.
filed 2020-11-06
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2020 were:
FNF Common Stock    293,673,787

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2020

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2020 and December 31, 2019, net of allowance for credit losses of $22 and $0, respectively, and includes pledged fixed maturity securities of $451 and $410, respectively, related to secured trust deposits	$26,410	$2,090
Preferred securities, at fair value	1,274	323
Equity securities, at fair value	691	811
Derivative investments	381	—
Mortgage loans, net of allowance for credit losses of $35 at September 30, 2020	1,614	—
Investments in unconsolidated affiliates	1,267	131
Other long-term investments	471	153
Short-term investments, at September 30, 2020 and December 31, 2019 includes pledged short-term investments of $4 and $12, respectively, related to secured trust deposits	119	876
Total investments	32,227	4,384
Cash and cash equivalents, at September 30, 2020 and December 31, 2019 includes $389 and $384, respectively, of pledged cash related to secured trust deposits	2,871	1,376
Trade and notes receivables, net of allowance of $28 and $20 at September 30, 2020 and December 31, 2019, respectively	371	346
Reinsurance recoverable, net of allowance for credit losses of $22 at September 30, 2020	3,152	—
Goodwill	4,458	2,727
Prepaid expenses and other assets	910	432
Lease assets	391	410
Other intangible assets, net	2,305	422
Title plants	404	404
Property and equipment, net	178	176
Assets of discontinued operations	2,618	—
Total assets	$49,885	$10,677
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$27,488	$—
Future policy benefits	4,048	—
Accounts payable and accrued liabilities	2,170	1,094
Notes payable	2,664	838
Reserve for title claim losses	1,555	1,509
Funds withheld for reinsurance liabilities	814	—
Secured trust deposits	829	791
Lease liabilities	430	442
Income taxes payable	54	10
Deferred tax liability	189	284
Liabilities of discontinued operations	2,462	—
Total liabilities	42,703	4,968
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC (see Note R)	—	344
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2020 and December 31, 2019; outstanding of 293,649,504 and 275,563,436 as of September 30, 2020 and December 31, 2019, respectively, and issued of 320,759,086 and 292,236,476 as of September 30, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,642	4,581
Retained earnings	1,698	1,356
Accumulated other comprehensive earnings	720	43
Less: Treasury stock, 27,109,582 shares and 16,673,040 shares as of September 30, 2020 and December 31, 2019, respectively, at cost	(919)	(598)
Total Fidelity National Financial, Inc. shareholders’ equity	7,141	5,382
Non-controlling interests	41	(17)
Total equity	7,182	5,365
Total liabilities, redeemable non-controlling interest and equity	$49,885	$10,677
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$733	$660	$1,854	$1,725
Agency title insurance premiums	981	827	2,497	2,133
Escrow, title-related and other fees	853	693	2,201	1,892
Interest and investment income	336	57	541	170
Recognized gains and losses, net	73	4	(85)	187
Total revenues	2,976	2,241	7,008	6,107
Expenses:
Personnel costs	782	702	2,088	1,979
Agent commissions	749	630	1,907	1,630
Other operating expenses	449	473	1,306	1,226
Benefits and other changes in policy reserves	251	—	406	—
Depreciation and amortization	100	44	189	132
Provision for title claim losses	77	67	196	174
Interest expense	29	12	62	36
Total expenses	2,437	1,928	6,154	5,177
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	539	313	854	930
Income tax expense	133	59	194	210
Earnings before equity in earnings of unconsolidated affiliates	406	254	660	720
Equity in earnings of unconsolidated affiliates	7	2	9	12
Net earnings from continuing operations	413	256	669	732
Net loss from discontinued operations, net of tax	(28)	—	(23)	—
Net earnings	385	256	646	732
Less: Net earnings attributable to non-controlling interests	7	6	20	10
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$378	$250	$626	$722
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$1.40	$0.92	$2.32	$2.64
Net loss from discontinued operations attributable to FNF common shareholders	(0.10)	—	(0.08)	—
Net earnings per share attributable to FNF common shareholders, basic	$1.30	$0.92	$2.24	$2.64
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$1.39	$0.90	$2.29	$2.61
Net loss from discontinued operations attributable to FNF common shareholders	(0.10)	—	(0.08)	—
Net earnings per share attributable to FNF common shareholders, diluted	$1.29	$0.90	$2.21	$2.61

Weighted average shares outstanding FNF common stock, basic basis	291	273	280	273
Weighted average shares outstanding FNF common stock, diluted basis	293	277	283	277

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net earnings	$385	$256	$646	$732
Other comprehensive earnings:
Unrealized gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	303	10	683	53
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(2)	2	5	9
Unrealized gain (loss) on foreign currency translation (3)	5	(2)	1	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(11)	—	(11)	(4)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	(4)	—	(1)	—
Other comprehensive earnings	291	10	677	59
Comprehensive earnings	676	266	1,323	791
Less: Comprehensive earnings attributable to non-controlling interests	7	6	20	10
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$669	$260	$1,303	$781
_______________________________________

(1)Net of income tax expense of $81 million and $3 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $183 million and $17 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
(2)Net of income tax (benefit) expense of $(1) million and $1 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $1 million and $3 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
(3)Net of income tax expense (benefit) of $2 million and $(1) million for the three-month periods ended September 30, 2020 and 2019, respectively, and less than $1 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
(4)Net of income tax expense $3 million for the three-month period ended September 30, 2020, and $3 million and $1 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
(5)Net of income tax benefit of $(1) million and less than $(1) million for the three and nine-month periods ended September 30, 2020, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, June 30, 2019	290	$—	$4,528	$942	$36	15	$(544)	$(10)	$4,952	$344
Exercise of stock options	2	—	29	—	—	—	—	—	29	—
Purchase of additional share in consolidated subsidiaries	—	—	—	—	—	—	—	(10)	(10)	—
Treasury stock repurchased	—	—	—	—	—	1	(36)	—	(36)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	2	—	—	—	2	—
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.31 per common share	—	—	—	(85)	—	—	—	—	(85)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	250	—	—	—	6	256	—
Balance, September 30, 2019	292	$—	$4,566	$1,107	$46	16	$(580)	$(18)	$5,121	$344

Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344
Redemption of Servicelink non-controlling interest	—	—	158	—	—	—	—	47	205	(344)
Exercise of stock options	1	—	11	—	—	—	—	—	11	—
F&G acquisition	1	—	32	—	—	—	—	—	32	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	(4)	—	—	—	(4)	—
Other comprehensive gain — unrealized gain on investments and other financial instruments	—	—	—	—	303	—	—	—	303	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(2)	—	—	—	(2)	—
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(11)	—	—	—	(11)	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.33 per common share	—	—	—	(97)	—	—	—	—	(97)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	378	—	—	—	7	385	—
Balance, September 30, 2020	320	$—	$5,642	$1,698	$720	27	$(919)	$41	$7,182	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	2	—	35	—	—	—	—	—	35	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(18)	(14)	—
Treasury stock repurchased	—	—	—	—	—	2	(82)	—	(82)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	53	—	—	—	53	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	27	—	—	—	—	—	27	—
Dividends declared, $0.93 per common share	—	—	—	(256)	—	—	—	—	(256)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)	—
Net earnings	—	—	—	722	—	—	—	10	732	—
Balance, September 30, 2019	292	$—	$4,566	$1,107	$46	16	$(580)	$(18)	$5,121	$344

Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
F&G acquisition	25	—	826	—	—	7	(217)	—	609	—
Redemption of Servicelink non-controlling interest	—	—	158	—	—	—	—	47	205	(344)
Exercise of stock options	3	—	48	—	—	—	—	—	48	—
Treasury stock repurchased	—	—	—	—	—	3	(104)	—	(104)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	(1)	—	—	—	(1)	—
Other comprehensive loss — unrealized gain on investments and other financial instruments	—	—	—	—	683	—	—	—	683	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5	—
Other comprehensive loss — unrealized gain on foreign currency translation	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(11)	—	—	—	(11)	—
Stock-based compensation	—	—	29	—	—	—	—	—	29	—
Dividends declared, $0.99 per common share	—	—	—	(284)	—	—	—	—	(284)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	626	—	—	—	20	646	—
Balance, September 30, 2020	320	$—	$5,642	$1,698	$720	27	$(919)	$41	$7,182	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings	$646	$732
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189	132
Equity in earnings of unconsolidated affiliates	(9)	(12)
Loss (gain) on sales of investments and other assets and asset impairments, net	81	(3)
Interest credited/index credits to contractholder account balances	344	—
Deferred policy acquisition costs and deferred sales inducements	(139)	—
Charges assessed to contractholders for mortality and admin	(53)	—
Non-cash lease costs	114	110
Operating lease payments	(115)	(112)
Distributions from unconsolidated affiliates, return on investment	—	5
Stock-based compensation cost	29	27
Change in valuation of equity and preferred securities, net	4	(184)
Changes in assets and liabilities, net of effects from acquisitions:
Change in collateral returned (posted)	(1)	—
Change in reinsurance recoverable	70	—
Change in future policy benefits	(58)	—
Change in funds withheld from reinsurers	(6)	—
Net increase in trade receivables	(27)	(76)
Net increase in reserve for title claim losses	46	6
Net change in income taxes	5	57
Net change in other assets and other liabilities	(155)	18
Net cash provided by operating activities	965	700
Cash flows from investing activities:
Proceeds from sales of investment securities	1,441	482
Proceeds from calls and maturities of investment securities	489	173
Proceeds from sales of property and equipment	9	1
Fundings of Cannae Holdings Inc. note receivable	—	(200)
Proceeds from repayments of Cannae Holdings Inc. note receivable	—	200
Additions to property and equipment and capitalized software	(75)	(69)
Purchases of investment securities	(2,548)	(678)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	791	(73)
F&G acquisition	(1,076)	—
Additional investments in unconsolidated affiliates	(148)	(25)
Distributions from unconsolidated affiliates, return of investment	78	37
Net other investing activities	(1)	(9)
Net cash used in investing activities	(1,040)	(161)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

Cash flows from financing activities:
Borrowings	1,000	—
Debt offering	1,246	—
Debt costs/equity issuance additions	(18)	—
Debt service payments	(1,000)	—
Dividends paid	(282)	(254)
Subsidiary dividends paid to non-controlling interest shareholders	(9)	(8)
Exercise of stock options	47	35
Subsidiary equity repurchase	—	(3)
Net change in secured trust deposits	38	68
Purchase of additional share in consolidated subsidiaries	(90)	(4)
Payment of contingent consideration for prior period acquisitions	(9)	(19)
Contractholder account deposits	1,481	—
Contractholder account withdrawals	(730)	—
Purchases of treasury stock	(104)	(81)
Net cash provided by (used in) financing activities	1,570	(266)
Net increase in cash and cash equivalents	1,495	273
Cash and cash equivalents at beginning of period	1,376	1,257
Cash and cash equivalents at end of period	$2,871	$1,530
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
For information about our reportable segments refer to Note J Segment Information.
Recent Developments
Termination of F&G Credit Agreement
On October 29, 2020, we terminated our $250 million senior unsecured revolving credit facility with Royal Bank of Canada, as administrative agent, and a a maturity date of November 30, 2020 (the "F&G Credit Agreement"), which we assumed in connection with our acquisition of F&G on June 1, 2020. For further information related to the F&G Credit Agreement refer to Note G Notes Payable.
Amendment to our Revolving Credit Facility
On October 29, 2020, we entered into a Fifth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Fifth Restated Credit Agreement"). For further information related to the Amended Revolving Credit Facility and the Fifth Restated Credit Agreement refer to Note G Notes Payable.
2.45% Senior Notes
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes"). The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay all outstanding of our $260 million indebtedness under our term loan credit agreement, dated April 22, 2020, among us, as borrower, each lender from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent (the "Term Loan"), which we entered into to fund a portion of the acquisition of F&G, and (ii) for general corporate purposes. For further information related to the Term Loan and the 2.45% Notes refer to Note G Notes Payable.

Income Tax
Income tax expense was $133 million and $59 million in the three-month periods ended September 30, 2020 and 2019, respectively and $194 million and $210 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 19% in the three-month periods ended September 30, 2020 and 2019, respectively and 23% and 23% in the nine-month periods ended September 30, 2020 and 2019, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2020 from the comparable period in 2019 is primarily attributable to increased stock option activity in the 2019 period.

Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock and certain other convertible share based payments which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 2 million and 1 million antidilutive instruments outstanding during the three and nine-month periods ended September 30, 2020, respectively. There were no antidilutive instruments outstanding during the three or nine-month periods ended September 30, 2019.
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

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. In June of 2020, the FASB deferred the effective date of ASU 2018-12 for one-year in response to implementation challenges resulting from COVID-19. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are required to be amortized in proportion to premiums, gross profits, or gross margins and those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed.

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
Investment Securities
Our investments in fixed maturity securities have been designated as AFS and are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income (“AOCI”), net of associated intangible asset and unearned revenue ("UREV") “shadow adjustments” (discussed in Note M Intangibles), SOP 03-1 reserves and deferred income taxes. Our investments in equity securities and preferred securities are carried at fair value with unrealized gains and losses included in Recognized gains and losses, net in the accompanying Condensed Consolidated Statements of Earnings.
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

Derivative Financial Instruments
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). All such derivative instruments are recognized as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Condensed Consolidated Statements of Earnings.
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
Intangible Assets
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as the value of business acquired (“VOBA”)), the value of distribution network acquired ("VODA"), deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), internally developed software, trademarks and state licenses.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts in a life insurance company acquisition. It represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VODA is an intangible asset that represents the value of an acquired distribution network. DAC consists principally of commissions that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values which may be deferred to the extent recoverable.
The methodology for determining the amortization of DAC, DSI and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities adjusted for emerging experience and expected trends. For all of the insurance intangibles (DAC, DSI and VOBA), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality net of reinsurance ceded, and expense margins. Recognized gains (losses) on investments, changes in fair value of the funds withheld coinsurance embedded derivative, and change in fair value of the embedded derivative on our FIA and IUL products are included in actual gross profits in the period realized as described further below. Internally developed software and trade name intangible assets are amortized on a straight-line basis over their deemed useful lives while VODA is amortized using the sum of years digits method. Amortization is reported within Depreciation and amortization in the accompanying Condensed Consolidated Statements of Earnings.
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
Reinsurance
Our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. Reinsurance agreements are reported on a gross basis in our Condensed Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers. Premiums and benefits are reported net of insurance ceded. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP. The assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, respectively, when there is a right of offset explicit in the reinsurance agreement and deposit accounting is being applied. See Note P Reinsurance for details.
Contractholder Funds
The liabilities for contractholder funds for deferred annuities and IUL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative is carried at fair value in Contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Condensed Consolidated Statements of Earnings, and changes in the related SOP 03-1 reserves resulting from unrealized gain/loss ("shadow adjustments") reported within Accumulated other comprehensive earnings in the accompanying Condensed Consolidated Balance Sheets. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments. Liabilities for immediate annuities with life contingencies are recorded at the present value of future benefits.
Liabilities for the secondary guarantees on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees to the present value of the assessments used to provide the secondary guarantees using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for secondary guarantee benefits impact EGPs used to calculate amortization of DAC, DSI and VOBA.
The SOP 03-1 reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").

Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumption for traditional direct life reserves for all contracts is 5.7%. The investment yield assumption for life contingent pay-out annuities is 2.5%. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon cedant experience adjusted for expected future conditions.
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

Note B — Acquisitions

F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion. In connection with the Merger, we issued approximately 24 million shares of FNF common stock and paid approximately $1.8 billion in cash to former holders of F&G ordinary and preferred shares. On August 26, 2020, we issued an additional 1 million shares of FNF common stock and paid approximately $100 million in cash to Kingfishers, LP., Kingstown Partners Master, LTD., Kingstown Partners II, LP., Kingstown 1740 Fund, LP. and Ktown, LP. (collectively the "Kingstown Dissenters"), who are former owners of F&G common stock. For more information related to the Kingstown Dissenters, refer to Note H Commitments and Contingencies. At closing, all outstanding shares of F&G common stock, excluding shares associated with the liability to former owners, were converted into the right to receive the Merger Consideration (as defined in the Merger Agreement). Additionally, each outstanding F&G Option and F&G Phantom unit was cancelled and converted into options to purchase FNF common stock and phantom units denominated in FNF common stock, and each outstanding warrant to purchase F&G common stock was converted into the right to purchase and receive upon exercise $8.18 in cash and .0833 shares of FNF common stock. At closing, our subsidiaries' ownership of F&G common and preferred shares was converted into approximately 7 million shares of FNF common stock, which are reflected as treasury shares in the Condensed Consolidated Financial Statements as of September 30, 2020.

The initial purchase price is as follows (in millions):

Cash paid for outstanding F&G shares	$1,903
Less: Cash Acquired	827
Net cash paid for F&G	1,076
Value of FNF share consideration	806
Value of outstanding converted equity awards attributed to services already rendered	28
Total net consideration paid	$1,910
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
The following table summarizes the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Fixed maturity securities	$22,389
Preferred securities	876
Equity securities	52
Derivative instruments	313
Mortgage loans	1,755
Investments in unconsolidated affiliates	1,049
Other long-term investments	430
Short-term investments	37
Trade and notes receivable	1
Reinsurance recoverable	3,241
Goodwill	1,731
Prepaid expenses and other assets	353
Lease assets	8
Other intangible assets	2,102
Income taxes receivable	27
Deferred tax asset	258
Assets of discontinued operations	2,392
Total assets acquired	37,014

Contractholder funds	26,456
Future policy benefits	4,106
Accounts payable and accrued liabilities	860
Notes payable	589
Funds withheld for reinsurance liabilities	816
Lease liabilities	9
Liabilities of discontinued operations	2,268
Total liabilities assumed	35,104

Net assets acquired	$1,910

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the F&G acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Value of business acquired	$1,903	Various
Value of distribution network acquired	140	15
Trademarks and licenses	38	10
Software	21	2
Total Other intangible assets	2,102

During the three months ended September 30, 2020, we adjusted the provisional amounts as of June 1, 2020 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Such adjustments resulted in an increase in Investments in unconsolidated affiliates of approximately $30 million, an increase in Goodwill of approximately $6 million, a decrease in Other intangible assets of approximately $37 million, an increase in Deferred tax asset of approximately $4 million, and various other, individually immaterial items. The related amortization and expense not previously recognized related to these adjustments is immaterial for the one month period ended June 30, 2020.

Pro-forma Financial Results
F&G's financial results since the acquisition date are reflected in our Condensed Consolidated Financial Statements. F&G's revenues and net earnings of $442 million and $38 million, respectively, are included in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2020. F&G's revenues and net loss of $566 million and $1 million, respectively, are included in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2020. For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the three and nine-month periods ending September 30, 2020 and 2019 are presented below. Pro-forma results presented assume the consolidation of F&G occurred as of the beginning of the respective 2019 periods.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Total revenues	$2,976	$2,669	$7,127	$7,517
Net earnings attributable to FNF common shareholders	378	294	432	876

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

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2020	2019
	(Dollars in millions)
Beginning balance	$1,509	$1,488
Change in reinsurance recoverable	(1)	(1)
Claim loss provision related to:
Current year	196	174
Prior years	—	—
Total title claim loss provision	196	174
Claims paid, net of recoupments related to:
Current year	(4)	(5)
Prior years	(145)	(162)
Total title claims paid, net of recoupments	(149)	(167)
Ending balance of claim loss reserve for title insurance	$1,555	$1,494
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

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
On October 22, 2019, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., Chicago Title Co., was filed in the United States District Court for the Southern District of California. Plaintiffs claim losses of more than $75 million as a result of the alleged fraud scheme, and also seek consequential, treble, and punitive damages. The Named Companies filed a motion to dismiss the complaint on several grounds, or alternatively, to stay the case. Following the court’s dismissal of certain federal law counts, Plaintiffs voluntarily dismissed the entire federal action and refiled a similar action in the Superior Court of San Diego County for the State of California. The new state court lawsuit, filed October 1, 2020, is styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., and plaintiffs claim losses of more than $100 million, as well as consequential and punitive damages. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.

On November 5, 2019, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., Adelle E. Ducharme, Betty Elixman, Gina Champion-Cain, Joelle Hanson, Cris Torres, and Rachel Bond, was filed in the United States District Court for the Southern District of California. Plaintiffs seek class certification and consequential, treble, and punitive damages. The Named Companies filed a motion to dismiss the complaint on several grounds, or alternatively, to stay the case. The court entered an order dismissing the federal law counts against the Named Companies without leave to amend, dismissing other counts with leave to amend, and denied the motion as to the remaining counts. Plaintiffs recently filed a notice indicating their intent to temporarily stay this action.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On March 6, 2020, a lawsuit styled, Wakefield Capital, LLC, Wakefield Investments, LLC, 2Budz Holding, LLC, Doug and Kristine Heidrich, and Jeff and Heidi Orr v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of of $7 million as a result of the alleged fraud scheme, and also seek punitive damages, recovery of attorneys’ fees, and disgorgement. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On March 16, 2020, a lawsuit styled, Randolph L. Levin, et al., v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, Betty Elixman, et al., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $38 million as a result of the alleged fraud scheme, and also seek punitive damages and the recovery of attorneys’ fees. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On May 29, 2020, a lawsuit styled, Mark Atherton, et al., v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses of more than $30 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On June 29, 2020, a lawsuit styled, Yuan Yu and Polly Yu v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in the Superior Court of San Diego County for the State of California. Plaintiffs claim losses in excess of $1 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover more than $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking over $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On September 3, 2020, a cross-claim styled, Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, CalPrivate Bank v. Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover more than $13 million that the trustee allegedly guaranteed to repay for certain investments made by CalPrivate Bank in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action for over $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds.
On October 23, 2020, a lawsuit styled, DH Claims LLC v. Chicago Title Co., Chicago Title Ins. Co., and Della Ducharme, was filed in the Superior Court of Orange County for the State of California. Plaintiff claims losses of approximately $2 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. The Named Companies are defending and will file a response on or before the due date.

On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses of approximately $13 million based upon business loan advances made in the alcoholic beverage license scheme, and also seeks punitive damages and the recovery of attorneys’ fees. The Named Companies will file a response on or before the due date.
In addition, the Chicago Title Company resolved a claim from another group of alleged investors under confidential terms during a pre-suit mediation.

At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of these claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. The Company, however, has recorded an incurred claim loss reserve for legal fees related to these matters as of September 30, 2020, which is included in its consolidated reserve for claim losses. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for claim losses.

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

	September 30, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,871	$—	$—	$2,871	$2,871
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,795	944	5,739	5,739
Commercial mortgage-backed securities	—	2,746	26	2,772	2,772
Corporates	—	12,698	1,267	13,965	13,965
Hybrids	250	739	4	993	993
Municipals	—	1,424	42	1,466	1,466
Residential mortgage-backed securities	—	381	501	882	882
U.S. Government	405	—	—	405	405
Foreign Governments	—	172	16	188	188
Equity securities	688	—	3	691	691
Preferred securities	480	793	1	1,274	1,274
Derivative investments	—	381	—	381	381
Short term investments	119	—	—	119	119
Other long-term investments	—	—	46	46	46
Total financial assets at fair value	$4,813	$24,129	$2,850	$31,792	$31,792
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,161	3,161	3,161
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	49	—	49	49
Total financial liabilities at fair value	$—	$49	$3,166	$3,215	$3,215

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,376	$—	$—	$1,376	$1,376
Fixed maturity securities, available-for-sale:
Commercial mortgage-backed securities	—	22	—	22	22
Corporates	—	1,540	17	1,557	1,557
Hybrids	—	30	—	30	30
Municipals	—	93	—	93	93
Residential mortgage-backed securities	—	40	—	40	40
U.S. Government	—	288	—	288	288
Foreign Governments	—	60	—	60	60
Preferred securities	65	258	—	323	323
Equity securities	810	—	1	811	811
Short term investments	876	—	—	876	876
Other long-term investments	—	—	120	120	120
Total financial assets at fair value	$3,127	$2,331	$138	$5,596	$5,596

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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2020 or December 31, 2019.
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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2020 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2020
	(in millions)			September 30, 2020
Assets
Asset-backed securities	$768	Broker-quoted	Offered quotes	99.37% - 124.37% (105.85)%
Asset-backed securities	176	Third-Party Valuation	Offered quotes	0.00% - 117.07% (80.57)%
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.09% - 131.09% (131.09)%
Corporates	319	Broker-quoted	Offered quotes	0.00% - 112.66% (103.37)%
Corporates	948	Third-Party Valuation	Offered quotes	80.78% - 124.57% (107.32)%
Hybrids	4	Third-Party Valuation	Offered quotes	111.51% - 111.51% (111.51)%
Municipals	42	Third-Party Valuation	Offered quotes	128.08% - 128.08% (128.08)%
Residential mortgage-backed securities	501	Broker-quoted	Offered quotes	0.00% - 109.63% (109.63)%
Foreign governments	16	Third-Party Valuation	Offered quotes	101.68% - 102.09% (101.81)%
Equity securities	1	Income-Approach	Yield	2.61%
Equity securities	1	Black Scholes model	Risk Free Rate	0.26% - 0.26% (0.26%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	2	Discounted Cash Flow	Discount rate	7.40% - 7.40% (2.22%)
		Market Comparable Company Analysis	EBITDA multiple	6.5x - 6.5x (4.6x)
Other long-term assets:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$2,850
Liabilities
Future policy benefits	5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA embedded derivatives, included in contractholder funds	3,161	Discounted cash flow	Market value of option	0.00% - 50.69% (2.22)%
			Treasury rates	0.08% - 1.46% (0.77)%
			Mortality multiplier	80.00% - 80.00% (80.00)%
			Surrender rates	0.25% - 55.00% (4.81)%
			Partial withdrawals	2.00% - 3.50% (2.56)%
			Non-performance spread	1.07% - 1.07% (1.07)%
			Option cost	0.05% - 16.61% (2.22)%
Total financial liabilities at fair value	$3,166

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2020 and 2019, respectively. F&G related activity for the three and nine months ended September 30, 2020 in the tables below is comprised of the period from June 1, 2020 through September 30, 2020 only. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2020
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,016	$(1)	$11	$118	$(1)	$(109)	$(90)	$944	$12
Commercial mortgage-backed securities	26	—	—	—	—	—	—	26	1
Corporates	1,264	(1)	21	3	—	(20)	—	1,267	19
Hybrids	4	—	—	—	—	—	—	4	—
Municipals	40	—	2	—	—	—	—	42	2
Residential mortgage-backed securities	509	—	12	5	—	(25)	—	501	14
Foreign Governments	16	—	—	—	—	—	—	16	—
Equity securities	1	1	—	2	—	—	—	4	—
Other long-term assets:
Available-for-sale embedded derivative	21	2	—	—	—	—	—	23	—
Credit linked note	23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$2,920	$1	$46	$128	$(1)	$(154)	$(90)	$2,850	$48
Liabilities
Future policy benefits	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	2,952	209	—	—	—	—	—	3,161	—
Total liabilities at Level 3 fair value	$2,957	$209	$—	$—	$—	$—	$—	$3,166	$—
(a) The net transfers out of Level 3 during the three months ended September 30, 2020 were exclusively to Level 2.

	Nine months ended September 30, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$(1)	$20	$209	$(1)	$(114)	$(23)	$944	$21
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	1
Corporates	17	1,238	(4)	47	3	—	(34)	—	1,267	45
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	4	—	—	—	—	42	5
Residential mortgage-backed securities	—	534	—	(3)	6	—	(29)	(7)	501	1
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	—	—	2	—	—	—	4	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	3	—	—	—	—	—	23	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Total assets at Level 3 fair value	$138	$2,754	$(63)	$68	$220	$(1)	$(177)	$(89)	$2,850	$73
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	309	—	—	—	—	—	3,161	—
Total liabilities at Level 3 fair value	$—	$2,857	$309	$—	$—	$—	$—	$—	$3,166	$—
(a) The net transfers out of Level 3 during the nine months ended September 30, 2020 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

	Three months ended September 30, 2019
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	$16	$—	$—	$1	$—	$—	$—	$17
Other invested assets:
Other long-term investment	112	4	—	—	—	—	—	116
Total assets at Level 3 fair value	$128	$4	$—	$1	$—	$—	$—	$133

	Nine months ended September 30, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	$17	$1	$(1)	$6	$(1)	$—	$(5)	$17
Other invested assets:
Other long-term investment	101	15	—	—	—	—	—	116
Total assets at Level 3 fair value	$118	$16	$(1)	$6	$(1)	$—	$(5)	$133

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

	September 30, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$63	$—	$63	$63
Commercial mortgage loans	—	—	560	560	544
Residential mortgage loans	—	—	1,079	1,079	1,070
Policy loans	—	—	26	26	31
Other invested assets	—	—	30	30	29
Company-owned life insurance	—	—	302	302	302
Total	$—	$63	$1,997	$2,060	$2,039

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,060	$21,060	$24,222
Debt	—	2,889	—	2,889	2,664
Total	$—	$2,889	$21,060	$23,949	$26,886

The following table includes assets that have not been classified in the fair value hierarchy as the fair value of these investments are measured using the net asset value ("NAV") per share practical expedient.

Carrying Value After Measurement (in millions)
September 30, 2020
Investments in unconsolidated affiliates	$1,267

For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate their positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation. Equity method investments are reported on a lag of up to three months for investee information not received timely.
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

Note E — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments at September 30, 2020 and December 31, 2019 are summarized as follows (in millions):

	September 30, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,527	$—	$221	$(8)	$5,739	$5,739
Commercial mortgage-backed securities	2,501	—	275	(4)	2,772	2,772
Corporates	13,340	(18)	687	(45)	13,965	13,965
Hybrids	951	—	45	(3)	993	993
Municipals	1,408	—	59	(1)	1,466	1,466
Residential mortgage-backed securities	878	(4)	9	(1)	882	882
U.S. Government	394	—	11	—	405	405
Foreign Governments	179	—	9	—	188	188
Total available-for-sale securities	$25,178	$(22)	$1,316	$(62)	$26,410	$26,410

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Commercial mortgage-backed/asset-backed securities	$22	$—	$—	$22	$22
Corporates	1,510	49	(3)	1,556	1,556
Hybrids	26	5	—	31	31
Municipals	90	3	—	93	93
Residential mortgage-backed securities	38	2	—	40	40
U.S. Government	282	7	(1)	288	288
Foreign Governments	61	1	(2)	60	60
Total available-for-sale securities	$2,029	$67	$(6)	$2,090	$2,090

Securities held on deposit with various state regulatory authorities had a fair value of $20.2 billion and $94 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, the Company held no material investments that were non-income producing for a period greater than twelve months.
At September 30, 2020 and December 31, 2019, the Company's accrued interest receivable balance was $254 million and $16 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,497 million at September 30, 2020.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

	September 30, 2020
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$569	$571
Due after one year through five years	2,104	2,188
Due after five years through ten years	2,257	2,360
Due after ten years	11,316	11,868
Subtotal	16,246	16,987
Other securities which provide for periodic payments:
Asset-backed securities	5,527	5,739
Commercial mortgage-backed securities	2,501	2,772
Structured hybrids	26	30
Residential mortgage-backed securities	878	882
Subtotal	8,932	9,423
Total fixed maturity available-for-sale securities	$25,178	$26,410

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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through to Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost is necessary:

• We believe amounts related to securities have become uncollectible; or
• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity AFS security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI.

The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the three and nine months ended September 30, 2020 (in millions):

	Three Months Ended September 30, 2020
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(2)	$—	$—	$2		$—	$—	$—	$—
Corporates	(21)	(3)	—	6		—	—	—	(18)
Hybrids	—	—	—	—		—	—	—	—
Residential mortgage-backed securities	(5)	—	—	1		—	—	—	(4)
Total available-for-sale securities	$(28)	$(3)	$—	$9	$—	$—	$—	$—	$(22)
(1) Purchased credit deteriorated financial assets ("PCD")

	Nine Months Ended September 30, 2020
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$2	—	$—	$—	$—	$—
Corporates	—	(15)	(16)	6	—	3	4	—	(18)
Hybrids	—	—	(3)	—	—	3	—	—	—
Residential mortgage-backed securities	—	2	(7)	1	—	—	—	—	(4)
Total available-for-sale securities	$—	$(6)	$(35)	$9	$—	$6	$4	$—	$(22)
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

Purchased credit-deteriorated available-for-sale debt securities	September 30, 2020
Purchase price	$265
Allowance for credit losses at acquisition	35
Discount (or premiums) attributable to other factors	84
AFS purchased credit-deteriorated par value	$384

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2020, and December 31, 2019 were as follows (dollars in millions):

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$426	$(8)	$—	$—	$426	$(8)
Commercial mortgage-backed securities	166	(4)	—	—	166	(4)
Corporates	1,809	(44)	36	(1)	1,845	(45)
Hybrids	205	(3)	—	—	205	(3)
Municipals	133	(1)	—	—	133	(1)
Residential mortgage-backed securities	17	(1)	—	—	17	(1)
U.S. Government	49	—	—	—	49	—
Foreign Government	11	—	—	—	11	—
Total available-for-sale securities	$2,816	$(61)	$36	$(1)	$2,852	$(62)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						304
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						6
Total number of available-for-sale securities in an unrealized loss position						310

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Corporates	$98	$(2)	$51	$(1)	$149	$(3)
U.S. Government	62	(1)	—	—	62	(1)
Foreign Government	—	—	33	(2)	33	(2)
Total available-for-sale securities	$160	$(3)	$84	$(3)	$244	$(6)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						19
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						10
Total number of available-for-sale securities in an unrealized loss position						29

We determined the significant increase in unrealized losses as of September 30, 2020 was caused by the significant widening of spreads in fixed income markets in response to the economic uncertainty created by the COVID-19 pandemic. These widening spreads were in most cases driven by market illiquidity and perceived increases in credit risk. For securities in an unrealized loss position as of September 30, 2020 and an expected credit loss was not determined, we believe that the unrealized loss is being driven by interest rate declines or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults have not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 2% of our total investments as of September 30, 2020. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	3%
Industrial - General	11	2%
Industrial - Warehouse	12	2%
Multifamily	113	21%
Office	107	20%
Retail	141	26%
Other	143	26%
Total commercial mortgage loans, gross of valuation allowance	$546	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$544

U.S. Region:
East North Central	$63	12%
East South Central	51	9%
Middle Atlantic	77	14%
Mountain	48	9%
New England	43	8%
Pacific	126	23%
South Atlantic	67	12%
West North Central	13	2%
West South Central	58	11%
Total commercial mortgage loans, gross of valuation allowance	$546	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$544

All of our investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at September 30, 2020, as measured at inception of the loans unless otherwise updated.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2020 (dollars in millions):

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
September 30, 2020
LTV Ratios:
Less than 50%	$413	$7	$420	77%	$430	77%
50% to 60%	94	—	94	17%	96	17%
60% to 75%	32	—	32	6%	34	6%
Commercial mortgage loans	$539	$7	$546	100%	$560	100%

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2020, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 3% of our total investments as of September 30, 2020. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	September 30, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$189	17%
Florida	186	17%
New Jersey	100	9%
All Other States (1)	621	57%
Total mortgage loans	$1,096	100%
(1) The individual concentration of each state is less than 8% as of September 30, 2020.

    Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at September 30, 2020, was as follows (dollars in millions):

	September 30, 2020
Performance indicators:	Carrying Value	% of Total
Performing	$997	91%
Non-performing	99	9%
Total residential mortgage loans, gross of valuation allowance	$1,096	100%
Allowance for expected loan loss	(33)	—%
Total residential mortgage loans	$1,063	100%

Loans segregated by risk rating exposure as of September 30, 2020, were as follows (in millions):

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$244	$536	$66	$46	$62	$2	$956
30-89 days past due	17	74	5	1	2	—	99
Over 90 days past due	9	29	3	—	—	—	41
Total residential mortgages	$270	$639	$74	$47	$64	$2	$1,096
Commercial mortgages
Current (less than 30 days past due)	$174	$—	$6	$—	$11	$355	$546
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$174	$—	$6	$—	$11	$355	$546

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$107	$—	$6	$—	$—	$306	$419
50% to 60%	34	—	—	—	11	49	94
60% to 75%	33	—	—	—	—	—	33
Total commercial mortgages	$174	$—	$6	$—	$11	$355	$546
Commercial mortgages
DSCR
Greater than 1.25x	$174	$—	$6	$—	$11	$349	$540
1.00x - 1.25x	—	—	—	—	—	6	6
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$174	$—	$6	$—	$11	$355	$546

Non-accrual loans by amortized cost as of September 30, 2020, was as follows:

Amortized cost of loans on non-accrual	September 30, 2020
Residential mortgage:	$64
Commercial mortgage:	—
Total non-accrual loans	$64

Allowance for Expected Credit Loss
We estimate expected credit losses for our mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Credit losses on purchase credit deteriorated (“PCD”) financial assets were recognized on the opening balance sheet for the amounts shown in the table below (in millions).

	September 30, 2020
	Credit Losses on PCD Financial Assets
	Residential Mortgage	Commercial Mortgage	Total
Provision for loan losses	$26	$2	$28
For initial credit losses on purchased loans accounted for as PCD financial assets	7	—	7
Balance, September 30, 2020	$33	$2	$35
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans as seen in the table below (in millions).

September 30, 2020
Residential Mortgage	$—
Commercial Mortgage	—
Total loans that are 90 days past due and still accruing	$—

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed maturity securities, available-for-sale	$286	$18	$419	$54
Equity securities	5	3	14	7
Preferred securities	15	5	40	17
Mortgage loans	24	—	31	—
Invested cash and short-term investments	—	9	8	24
Limited partnerships	25	—	25	—
Tax deferred property exchange income	5	20	28	55
Other investments	7	3	19	16
Gross investment income	367	58	584	173
Investment expense	(31)	(1)	(43)	(3)
Net investment income	$336	$57	$541	$170

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gains on fixed maturity available-for-sale securities	$20	$1	$36	$2
Net realized/unrealized gains (losses) on equity securities (2)	(6)	(2)	(63)	171
Net realized/unrealized gains (losses) on preferred securities (3)	46	4	(28)	23
Realized losses on other invested assets	(10)	1	(23)	(9)
Change in allowance for expected credit losses	(11)	—	(35)	—
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	30	—	39	—
Unrealized gains on certain derivative instruments	16	—	21	—
Change in fair value of reinsurance related embedded derivatives (1)	(14)	—	(35)	—
Change in fair value of other derivatives and embedded derivatives	2	—	3	—
Realized losses on derivatives and embedded derivatives	34	—	28	—
Recognized gains and losses, net	$73	$4	$(85)	$187
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
(2) Includes valuation losses of less than $1 million and $56 million for the three and nine months ended September 30, 2020, respectively, and valuation (losses) gains of $(1) million and $167 million for the three and nine months ended September 30, 2019, respectively.
(3) Includes valuation gains (losses) of $18 million and $(55) million for the three and nine months ended September 30, 2020, respectively, and valuation gains of $4 million and $23 million for the three and nine months ended September 30, 2019, respectively.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Proceeds	$493	$78	$1,007	$450
Gross gains	24	1	53	3
Gross losses	(5)	—	(12)	(1)

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
We have concluded we are the primary beneficiary of one VIE. The primary beneficiary conclusion was drawn given the fact that substantially all of the VIE’s activities are conducted on our behalf and we are the sole investor and limited partner. As we are considered the primary beneficiary, this VIE is consolidated within our financial statements. As of September 30, 2020, we have $75 million of net assets recorded related to this VIE.
We previously executed a commitment of $83 million to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power. As of September 30, 2020, the BDC was listed on the NASDAQ.
We invest in various limited partnerships as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. As of September 30, 2020, our maximum exposure to loss was $1,161 million in recorded carrying value and $1,343 million in unfunded commitments.

Investment with Related Party
Included in equity securities as of September 30, 2020 and December 31, 2019 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $213 million and $212 million as of September 30, 2020 and December 31, 2019, respectively.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, as of September 30, 2020 is as follows (in millions):

September 30, 2020
Assets:
Derivative investments:
Call options	$381
Other long-term investments:
Other embedded derivatives	23
$404

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,161
Other liabilities:
Reinsurance related embedded derivative	49
$3,210

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended	Four Months Ended
	September 30, 2020	Period from June 1 to September 30, 2020
Net investment gains (losses):
Call options	$43	$55
Futures contracts	7	9
Foreign currency forward	(4)	(4)
Other derivatives and embedded derivatives	2	3
Reinsurance related embedded derivatives	(14)	(35)
Total net investment losses	$34	$28

Benefits and other changes in policy reserves:
FIA embedded derivatives	$209	$309

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

We purchase derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and we purchase new one, two, three, or five year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Realized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties on the call options and reflect assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options we hold as of September 30, 2020, is presented in the following table (in millions):

		September 30, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$2,580	$39	$—	$39
Deutsche Bank	BBB/A3/BBB+	20	1	1	—
Morgan Stanley	*/A2/BBB+	1,557	17	18	—
Barclay's Bank	A+/A1/A	4,563	152	149	3
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,021	63	61	2
Wells Fargo	A+/A2/BBB+	2,880	87	85	2
Goldman Sachs	A/A3/BBB+	736	6	6	—
Credit Suisse	A/A1/A+	648	7	6	1
Truist	A+/A2/A	432	9	9	—
Total		$15,437	$381	$335	$47
(1) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, Credit Suisse, and Truist, this threshold is set to zero. As of September 30, 2020, counterparties posted $335 million of collateral of which $320 million is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $47 million at September 30, 2020.
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
The Company held 399 futures contracts at September 30, 2020. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 million at September 30, 2020.
Reinsurance Related Embedded Derivatives
FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. Fair value movements in the funds withheld balances associated with this arrangement create create an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

Note G — Notes Payable
Notes payable consists of the following:

	September 30, 2020	December 31, 2019
	(In millions)
4.50% Notes, net of discount	$443	$443
5.50% Notes, net of discount	399	398
3.40% Notes, net of discount	643	—
2.45% Notes, net of discount	592	—
Revolving Credit Facility	(2)	(3)
5.50% F&G Notes, net of discount	589	—
	$2,664	$838

On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025.The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of September 30, 2020, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility. On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the Securities and Exchange

Commission ("SEC"). The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay all our $260 million outstanding indebtedness under the Term Loan, and (ii) for general corporate purposes.
On June 12, 2020, we completed our underwritten public offering of $650 million aggregate principal amount of the 3.40% Notes due June 15, 2030 (the “3.40% Notes”) pursuant to an effective registration statement filed with the SEC. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts, and commissions and offering expenses. We used the net proceeds from the offering (i) to repay $640 million of the outstanding principal amount under the Term Loan, and (ii) for general corporate purposes.
On June 1, 2020, as a result of the F&G acquisition, we assumed a $250 million senior unsecured revolving credit facility with a maturity date of November 30, 2020 (the “F&G Credit Agreement”), originally entered into by subsidiaries of F&G on November 30, 2017. The F&G Credit Agreement was entered into with certain financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent and letter of credit issuer. As of September 30, 2020, there was no principal outstanding and $250 million of available borrowing capacity under the F&G Credit Agreement. On October 29, 2020, we terminated the F&G Credit Agreement.
On June 1, 2020, as a result of the F&G acquisition, we assumed $550 million aggregate principal amount of 5.50% senior notes due 2025 (the "5.50% F&G Notes"), originally issued on April 20, 2018 at 99.5% of face value for proceeds of $547 million.
In connection with the acquisition of F&G, on April 22, 2020, we entered into the Term Loan, which provided for an aggregate principal borrowing of $1.0 billion with Bank of America, N.A, as the Administrative Agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto from time to time (the “Term Lenders”), pursuant to which the Term Lenders provided the $1.0 billion Term Loan. The Term Loan matures on April 21, 2021 and generally accrues interest based on a fluctuating rate per annum based on either (i) the base rate (which is equal to the highest of (a) the federal funds rate plus 0.5% of 1%, (b) the Administrative Agent’s "prime rate," and (c) LIBOR plus 1% (with a floor of 1.75%)), plus a margin of between 1% and 2% depending on the FNF Debt Rating or (ii) LIBOR (with a floor of 0.75%) plus a margin of between 2% and 0.03 depending on the FNF Debt Rating. On June 1, 2020, we drew down the full $1.0 billion in aggregate principal to fund a portion of the acquisition of F&G. On June 12, 2020 we repaid $640 million of principal on the Term Loan and an additional $100 million of principal on July 31, 2020. On September 15, 2020, we repaid the remaining $260 million in principal on the Term Loan. As of September 30, 2020, we had no principal outstanding under the Term Loan.
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

Gross principal maturities of notes payable at September 30, 2020 are as follows (in millions):
2020 (remaining)	$—
2021	—
2022	400
2023	—
2024	—
Thereafter	2,250
$2,650

Note H — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note C Summary of Reserve for Title Claim Losses for further discussion. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $16 million and $22 million as of September 30, 2020 and December 31, 2019, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In a class action captioned, Patterson, et al. v. Fidelity National Title Insurance Company, et al., originally filed on October 27, 2003, and pending in the Court of Common Pleas of Allegheny County, Pennsylvania, plaintiffs allege the named Company underwriters violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (“UTPCPL”) by failing to provide premium discounts in accordance with filed rates in refinancing transactions. Contrary to rulings in similar federal court cases that considered the rate rule and agreed with the Company’s position, the court held that the rate rule should be interpreted such that an institutional mortgage in the public record is a “proxy” for prior title insurance entitling a consumer to a discount rate when refinancing when there is a mortgage of record within the number of years required by the rate rule. The rate rule requires sufficient evidence of a prior policy, and because not all institutional mortgages were insured, the Company’s position is that a recorded first mortgage alone does not constitute sufficient evidence of an earlier policy entitling consumers to a discounted rate. The court certified the class refusing to follow prior Pennsylvania Supreme Court and appellate court decisions holding that the UTPCPL requires proof of reliance, an individual issue that precludes certification. After notice to the class, plaintiffs moved for partial summary judgment on liability, and defendants moved for summary judgment. On June 27, 2018, the court entered an order granting plaintiffs’ motion for partial summary judgment on liability, and denying the Company’s motion. The court also determined that a multiplier of 1.5, not treble, should be applied to the amount of damages, if any, proven by class members at trial, and that Plaintiffs should bear the responsibility of identifying class members and calculating damages. The Company’s requests for interlocutory appeals of both the liability and damage multiplier issues were denied. The parties reached an agreement to resolve the matter on a class wide basis, and the claims period ended with no objectors. Final judgment approving the class action settlement was entered, and settlement payments were completed. This matter is now closed.

Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. A response will be filed on or before the due date. On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, have asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock in connection with the acquisition. They seek a judicial determination of the fair value of their shares of F&G stock under the law of the Cayman Islands, together with interest. We will vigorously defend both matters and we do not believe the result will have a material adverse effect on our financial condition.

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
F&G Commitments
The Company has unfunded investment commitments as of September 30, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of September 30, 2020 is included below (in millions):

September 30, 2020
Asset Type
Investment in unconsolidated affiliates	$1,344
Fixed maturity securities, available-for-sale	149
Other assets	90
Commercial mortgage loans	83
Residential mortgage loans	11
Total	$1,677
Note I — Dividends
On October 27, 2020, our Board of Directors declared cash dividends of $0.36 per share, payable on December 31, 2020, to FNF common shareholders of record as of December 17, 2020.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result we have a new segment as of and for the three and nine month periods ended September 30, 2020, F&G, which contains our fixed annuity and life insurance businesses.
As of and for the three months ended September 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,714	$—	$—	$1,714
Other revenues	742	60	51	853
Revenues from external customers	2,456	60	51	2,567
Interest and investment income, including recognized gains and losses	28	382	(1)	409
Total revenues	2,484	442	50	2,976
Depreciation and amortization	39	56	5	100
Interest expense	—	7	22	29
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	507	72	(40)	539
Income tax expense (benefit)	129	6	(2)	133
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	378	66	(38)	406
Equity in earnings (loss) of unconsolidated affiliates	5	—	2	7
Net earnings (loss) from continuing operations	$383	$66	$(36)	$413
Assets	$9,107	$39,716	$1,062	$49,885
Goodwill	2,461	1,731	266	4,458
As of and for the three months ended September 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,487	$—	$1,487
Other revenues	653	40	693
Revenues from external customers	2,140	40	2,180
Interest and investment income, including recognized gains and losses	54	7	61
Total revenues	2,194	47	2,241
Depreciation and amortization	38	6	44
Interest expense	—	12	12
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	389	(76)	313
Income tax expense (benefit)	94	(35)	59
Earnings (loss) before equity in earnings of unconsolidated affiliates	295	(41)	254
Equity in earnings of unconsolidated affiliates	1	1	2
Net earnings (loss)	$296	$(40)	$256
Assets	$9,305	$1,114	$10,419
Goodwill	2,461	265	2,726

As of and for the nine months ended September 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$4,351	$—	$—	$4,351
Other revenues	2,007	80	114	2,201
Revenues from external customers	6,358	80	114	6,552
Interest and investment income, including recognized gains and losses	(27)	486	(3)	456
Total revenues	6,331	566	111	7,008
Depreciation and amortization	113	59	17	189
Interest expense	1	10	51	62
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	982	14	(142)	854
Income tax expense (benefit)	240	(8)	(38)	194
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	742	22	(104)	660
Equity in earnings (loss) of unconsolidated affiliates	8	—	1	9
Net earnings (loss) from continuing operations	$750	$22	$(103)	$669
Assets	$9,107	$39,716	$1,062	$49,885
Goodwill	2,461	1,731	266	4,458
As of and for the nine months ended September 30, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$3,858	$—	$3,858
Other revenues	1,747	145	1,892
Revenues from external customers	5,605	145	5,750
Interest and investment income, including recognized gains and losses	344	13	357
Total revenues	5,949	158	6,107
Depreciation and amortization	115	17	132
Interest expense	—	36	36
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,068	(138)	930
Income tax expense (benefit)	260	(50)	210
Earnings (loss) before equity in earnings of unconsolidated affiliates	808	(88)	720
Equity in earnings of unconsolidated affiliates	11	1	12
Net earnings (loss)	$819	$(87)	$732
Assets	$9,305	$1,114	$10,419
Goodwill	2,461	265	2,726
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
•F&G. This segment consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of deferred annuities (fixed index and fixed rate annuities), immediate annuities and indexed universal life insurance.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Nine months ended September 30,
	2020	2019
Cash paid for:
Interest	$47	$43
Income taxes	191	152
Deferred sales inducements	$25	$—
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$609	$—
Change in proceeds of sales of investments available for sale receivable in period	(67)	(7)
Change in purchases of investments available for sale payable in period	93	(8)
Lease liabilities recognized in exchange for lease right-of-use assets	39	27
Remeasurement of lease liabilities	39	57

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2020	2019	2020	2019
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$733	$660	$1,854	$1,725
Agency title insurance premiums	Agency title insurance premiums	Title	981	827	2,497	2,133
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	60	—	80	—
Home warranty	Escrow, title-related and other fees	Title	51	45	140	132
Total revenue from insurance contracts			1,825	1,532	4,571	3,990
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	334	253	814	655
Other title-related fees and income	Escrow, title-related and other fees	Title	189	171	516	472
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	92	104	284	284
Real estate technology	Escrow, title-related and other fees	Corporate and other	29	26	81	77
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	7	11	19	32
Other	Escrow, title-related and other fees	Corporate and other	15	3	14	36
Total revenue from contracts with customers			666	568	1,728	1,556
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	76	80	253	204
Interest and investment income	Interest and investment income	Various	336	57	541	170
Recognized gains and losses, net	Recognized gains and losses, net	Various	73	4	(85)	187
Total revenues	Total revenues		$2,976	$2,241	7,008	6,107

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
Life insurance premiums in our F&G segment reflect premiums for traditional life insurance products and life-contingent immediate annuity products which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue ("UREV") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2020	December 31, 2019
	(In millions)
Trade receivables	$348	$321
Deferred revenue (contract liabilities)	113	111

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, we recognized $48 million and $97 million of revenue, respectively, which was included in deferred revenue at the beginning of the period.

Note M — Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at Balance at December 31, 2019	$—	$—	$—	$—
F&G acquisition	1,903	—	—	1,903
Deferrals	—	130	25	155
Amortization	(56)	(3)	(2)	(61)
Interest	12	1	—	13
Unlocking	(1)	—	—	(1)
Adjustment for net unrealized investment (gains) losses	(228)	(15)	(4)	(247)
Balance at September 30, 2020	$1,630	$113	$19	$1,762
Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of September 30, 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $228 million, the DAC balances included cumulative adjustments for net unrealized investment gains of $15 million, and the DSI balance included net unrealized investment gains of $4 million.
For the inforce liabilities as of September 30, 2020, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2020	$27
2021	146
2022	197
2023	198
2024	187
Thereafter	1,103
The Company had an unearned revenue liability balance of $(1) as of September 30, 2020, including deferrals of $(17) million, amortization of $3, interest of $0, unlocking of $0 and adjustment for net unrealized investment gains (losses) of $13 million.

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of September 30, 2020 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$768	$(594)	$174	10
Computer software	394	(246)	148	2 to 10
Value of Distribution Asset (VODA)	140	(6)	134	15
Definite lived trademarks, tradenames, and other	69	(22)	47	10
Indefinite lived tradenames and other	40	N/A	40	Indefinite
Total			$543

Note N — Goodwill
Goodwill as of December 31, 2019 and September 30, 2020 consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$2,462	$—	$265	$2,727
Goodwill associated with the F&G acquisition	—	1,731	—	1,731
Balance, September 30, 2020	$2,462	$1,731	$265	$4,458

Note O — Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Condensed Consolidated Statements of Earnings for the three and four months ended September 30, 2020. As of September 30, 2020, we have agreed to sell F&G Reinsurance Ltd (“F&G Re”) to Aspida Holdings Ltd (“Aspida”). The closing of the transaction is expected to occur in the fourth quarter of 2020. The sale will be subject to customary closing conditions, including regulatory approval. The transaction is expected to have no material impact to our GAAP financial results.
F&G and Aspida will enter into a funds withheld reinsurance agreement wherein F&G will cede a quota share of MYGA sales occurring after the closing date of the sale.

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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the periods ended September 30, 2020 were as follows (in millions):

	Three months ended		Four months ended
	September 30, 2020		September 30, 2020
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$48	$308	65	463
Assumed	—	—	—	—
Ceded	(36)	(57)	(49)	(57)
Net	$12	$251	16	406
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three and four months ended September 30, 2020. F&G did not commute any ceded reinsurance treaties during the three months ended September 30, 2020.
Following the adoption of ASC 326, F&G estimate expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. During the four months ended September 30, 2020, the expected credit loss reserve was increased to $22 million.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective January 1, 2017, FGL Insurance entered into an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to reinsure an inforce block of its FIA and fixed deferred annuity contracts with guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective July 1, 2017, FGL Insurance extended this agreement to include new business issued during 2017. Effective January 1, 2018 FGL Insurance extended this agreement to include new business issued during 2018, and extended the recapture period from 8 to 12 years. Effective January 1, 2019, FGL Insurance extended this agreement to include new business issued during 2019. FGL Insurance incurred risk charge fees of $5 million and $7 million during the three and four months ended September 30, 2020, respectively, in relation to this reinsurance agreement.
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
Effective December 31, 2018, FGL Insurance entered into a reinsurance agreement with Kubera to cede approximately $4.0 billion of certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of FIA policies for certain issue years to Kubera. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. Effective June 30, 2019, FGL Insurance and Kubera executed a letter of intent to amend this agreement and cede an additional $1.0 billion of FIA statutory reserves on a coinsurance funds withheld basis via a quota share percentage of certain issue years. The amended reinsurance agreement was executed on July 31, 2019. The effects of the amendment are also not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.
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
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera Insurance (SAC) Ltd. ("Kubera"), that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2020. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of September 30, 2020, the net amount recoverable from Wilton Re was $1,468 million and the net amount recoverable from Kubera was $821 million. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of September 30, 2020.

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
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $71 million decrease to statutory capital and surplus at September 30, 2020.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $100 million at September 30, 2020.

Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $4 million at September 30, 2020. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(10) million as of September 30, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re at September 30, 2020 was $94 million.
As of September 30, 2020, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.
Note R — Net Income Attributable to FNF Common Shareholders and Change in Total Equity
On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by its minority owners. As of the purchase date, ServiceLink is a wholly owned subsidiary of FNF.
The following table presents the effect of the change in our ownership percentage in ServiceLink on equity attributable to FNF.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings attributable to FNF common shareholders	$378	$250	$626	$722
Increase in additional paid-in capital for increase in ownership percentage in ServiceLink	158	—	158	—
Decrease in noncontrolling interests resulting from increased ownership percentage	47	—	47	—
Net decrease in total equity	205	—	205	—
Net income attributable to FNF common shareholders and change in total equity	$583	$250	$831	$722

The following table presents the changes in our redeemable non-controlling interest during the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$344	$344	$344	$344
Redemption of ServiceLink non-controlling interest	(344)	—	(344)	—
Ending balance	—	344	—	344

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the ability of FNF to successfully integrate F&G's operations and employees; the potential impact of the F&G acquisition on relationships, including with employees, suppliers, customers and competitors; changes in general economic, business and political and COVID-19 conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2019 and other filings with the SEC.
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
While the severity and duration of the negative impacts related to the outbreak of COVID-19 are not yet known, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 21, 2020, estimates (actual for fiscal year 2019) the size of the U.S. residential mortgage originations market as shown in the following table for 2019 - 2022 in its "Mortgage Finance Forecast" (in trillions):

	2022	2021	2020	2019
Purchase transactions	$1.6	$1.5	$1.4	$1.3
Refinance transactions	$0.5	$1.0	$1.8	$1.0
Total U.S. mortgage originations forecast	$2.1	$2.5	$3.2	$2.3

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

As of October 21, 2020, the MBA expects residential purchase transactions to steadily increase in 2020 and beyond from 2019 levels. Additionally the MBA expects residential refinance transactions to increase in 2020 due to record low interest rates followed by a decreases in 2021 and 2022 as interest rates are expected to rise. The MBA expects overall mortgage originations to increase in 2020 followed by a decreases in 2021 and 2022.

On March 11, 2020, the World Health Organization declared that the novel coronavirus or COVID-19 “can be characterized as a pandemic,” which is defined as a worldwide spread of a new disease for which most people do not have immunity. On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Through the nine months ended September 30, 2020, mortgage interest rates continued to decline to below 3.20%. Concerns over a slowing global economy and the impact of a prolonged trade war, now combined with the worldwide COVID-19 pandemic, have resulted in significant uncertainty in the economic outlook. However, existing-home sales climbed month-over-month and year-over-year between June 2020 and September 2020, showing strong signs of a market turnaround after three consecutive months of sales declines caused primarily by the ongoing pandemic, according to the National Association of Realtors.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the U.S was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but as of October 2, 2020, the unemployment rate had risen to 7.9%. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. As of September 30, 2020, the Consumer Confidence Index had fallen by 24% from its February 2020 highs.

Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we have experienced strong demand in commercial real estate markets and from 2015 through 2019, we experienced historically high volumes and fee-per-file in our commercial business. In 2020, we have experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. While COVID-19 will likely have an impact on the timing and volume of commercial real estate transactions in the short term as the logistics of transactions evolve and some buyers move to the sidelines until the pandemic is resolved, we believe that refinance activity will likely remain elevated in response to the recent Federal rate cuts.
We cannot be certain how the outbreak of COVID-19 and the steps taken to attempt to mitigate its spread will impact our future results of operations. We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
See Item 1A of Part II of this Quarterly Report for further discussion risk factors related to COVID-19.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020 may deviate from historical patterns due to COVID-19. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2020, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 3 of Part II of this Quarterly Report for a more detailed discussion of interest rate risk.
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

We categorize our AFS securities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of F&G's fixed maturity securities and equity securities by pricing source and hierarchy level as of September 30, 2020.

	As of September 30, 2020
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$660	$21,746	$1,179	$23,585
Priced via independent broker quotations	—	—	1,604	1,604
Priced via other methods	—	—	1	1
Total	$660	$21,746	$2,784	$25,190
Available-for-sale embedded derivative:
Priced via other methods	—	—	23	23
Total	$660	$21,746	$2,807	$25,213
% of Total	3%	86%	11%	100%

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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the period ended September 30, 2020, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
As discussed in Note P Reinsurance to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. Fair value movements in the funds withheld balances associated with this arrangement create an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Condensed Consolidated Statements of Earnings.

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
For annuity and IUL products, DAC, DSI and VOBA are generally being amortized in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality net of reinsurance ceded and expense margins, and recognized gains and losses on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC, DSI and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities, cost to fund policy obligations, and level of expenses necessary to maintain the polices over their entire lives.
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the period ended September 30, 2020 on the fixed annuity products averaged 4%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits and certain GMDB riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We have minimal experience to date on policyholder behavior for our GMWB products which we began issuing in 2008. As a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of September 30, 2020 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$19,456	$—	$19,456
Fixed rate annuities	4,818	(860)	3,958
Immediate annuities	3,593	(156)	3,437
Universal life	1,694	(982)	712
Traditional life	1,975	(1,154)	821
Total	$31,536	$(3,152)	$28,384
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
At each reporting date, management considers evidence that could impact the future realization of deferred tax assets. As of September 30, 2020, management gathered the following evidence concerning the future realization of deferred tax assets:
Positive Evidence:
•As of September 30, 2020, we were in a cumulative income position based on pre-tax income over the prior 12 quarters;
•We are projecting pre-tax GAAP income from continuing operations;
•We have a history of utilizing all significant tax attributes before they expire;
•For U.S. Life Companies, under new tax laws, net operating losses generated after December 31, 2017 can be carried forward indefinitely; and
•We have net unrealized capital gains as of September 30, 2020.
Negative Evidence:
• §382 limited carry-forwards reduce our ability to utilize tax attributes in future years; and
• Brief carryback/carry-forward period for capital losses.
Based on management’s evaluation of the above positive and negative evidence, management concluded that a valuation allowance continues to be necessary for the deferred tax assets of the non-life insurance companies and FSRC deferred tax assets at September 30, 2020. For the three and four month periods ended September 30, 2020, the valuation allowance release recorded to the income statement related to the items above was $8 million and $9 million respectively.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$733	$660	$1,854	$1,725
Agency title insurance premiums	981	827	2,497	2,133
Escrow, title-related and other fees	853	693	2,201	1,892
Interest and investment income	336	57	541	170
Recognized gains and losses, net	73	4	(85)	187
Total revenues	2,976	2,241	7,008	6,107
Expenses:
Benefits and other changes in policy reserves	251	—	406	—
Personnel costs	782	702	2,088	1,979
Agent commissions	749	630	1,907	1,630
Other operating expenses	449	473	1,306	1,226
Depreciation and amortization	100	44	189	132
Provision for title claim losses	77	67	196	174
Interest expense	29	12	62	36
Total expenses	2,437	1,928	6,154	5,177
Earnings before income taxes and equity in earnings of unconsolidated affiliates	539	313	854	930
Income tax expense	133	59	194	210
Equity in earnings of unconsolidated affiliates	7	2	9	12
Net earnings from continuing operations	$413	$256	$669	$732
 Revenues.
Total revenues increased by $735 million in the three months ended September 30, 2020 and increased by $901 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019.
Net earnings increased by $157 million in the three months ended September 30, 2020 and decreased by $63 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019.
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
Income tax expense was $133 million and $59 million in the three-month periods ended September 30, 2020 and 2019, respectively and $194 million and $210 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 19% in the three-month periods ended September 30, 2020 and 2019, respectively and 23% and 23% in the nine-month periods ended September 30, 2020 and 2019, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2020 from the comparable period in 2019 is primarily attributable to increased stock option activity in the 2019 period.

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$733	$660	$1,854	$1,725
Agency title insurance premiums	981	827	2,497	2,133
Escrow, title-related and other fees	742	653	2,007	1,747
Interest and investment income	31	51	120	153
Recognized gains and losses, net	(3)	3	(147)	191
Total revenues	2,484	2,194	6,331	5,949
Expenses:
Personnel costs	726	677	1,992	1,881
Agent commissions	749	630	1,907	1,630
Other operating expenses	386	393	1,140	1,081
Depreciation and amortization	39	38	113	115
Provision for title claim losses	77	67	196	174
Interest expense	—	—	1	—
Total expenses	1,977	1,805	5,349	4,881
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$507	$389	$982	$1,068
Orders opened by direct title operations (in thousands)	847	592	2,222	1,574
Orders closed by direct title operations (in thousands)	571	409	1,435	1,031
Fee per file (in dollars)	$2,063	$2,459	$2,046	$2,562
Total revenues for the Title segment increased by $290 million, or 13%, in the three months ended September 30, 2020 and increased by $382 million, or 6%, in the nine months ended September 30, 2020 from the corresponding periods in 2019.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2020	Total	2019	Total	2020	Total	2019	Total
	(Dollars in millions)
Title premiums from direct operations	$733	43%	$660	44%	$1,854	43%	$1,725	45%
Title premiums from agency operations	981	57	827	56	2,497	57	2,133	55
Total title premiums	$1,714	100%	$1,487	100%	$4,351	100%	$3,858	100%
Title premiums increased by 15% in the three months ended September 30, 2020 as compared to the corresponding period in 2019. The increase is comprised of an increase in Title premiums from direct operations of $73 million, or 11%, and an increase in Title premiums from agency operations of $154 million, or 19%.
Title premiums increased by 13% in the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The increase is comprised of an increase in Title premiums from direct operations of $129 million, or 7%, and an increase in Title premiums from agency operations of $364 million, or 17%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Opened title insurance orders from purchase transactions (1)	40%	52%	39%	59%
Opened title insurance orders from refinance transactions (1)	60	48	61	41
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	42%	55%	41%	61%
Closed title insurance orders from refinance transactions (1)	58	45	59	39
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. The increase in the three-month period is primarily attributable to an increase in total closed order volume, driven by an increase in both residential purchase and refinance order volume, partially offset by a decline in residential and commercial fee per file. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions. The increase in the nine month period is primarily attributable to an increase in total closed order volume, driven by an increase in refinance order volume, partially offset by a decline in total fee per file.
We experienced an increase in closed title insurance order volumes from purchase transactions and refinance transactions in the three months ended September 30, 2020 as compared to the corresponding period in 2019. We experienced a decrease in closed title insurance order volumes from purchase transactions and an increase in closed title insurance order volumes from refinance transactions in the nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Total closed order volumes were 571,000 in the three months ended September 30, 2020 compared to 409,000 in the three months ended September 30, 2019 and 1,435,000 in the nine months ended September 30, 2020 compared to 1,031,000 in the nine months ended September 30, 2019. This represented an overall increase of 40% and 39% in the three and nine months ended September 30, 2020, respectively, from the corresponding periods in 2019. The increase in refinance transactions in the 2020 period is primarily due to lower average interest rates when compared to the corresponding 2019 period.
Total opened title insurance order volumes increased in the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The increase in the three-month period was attributable to increased opened title orders from purchase and refinance transactions. The increase in the nine-month period was primarily attributable to increased opened title orders from refinance transactions, partially offset by a decrease in opened title orders from purchase transactions.
The average fee per file in our direct operations was $2,063 and $2,046 in the three and nine months ended September 30, 2020, compared to $2,459 and $2,562 in the three and nine months ended September 30, 2019, respectively. The quarter-to-date and year-to-date decrease in average fee per file reflects an increased proportion of refinance transactions relative to total closed orders and a weaker commercial market compared to the corresponding prior year periods. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $154 million, or 19%, in the three months ended September 30, 2020 and increased $364 million, or 17%, in the nine months ended September 30, 2020 from the corresponding periods in 2019. The current trends in the agency business reflect an improving residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $89 million, or 14%, in the three months ended September 30, 2020 and increased by $260 million, or 15%, in the nine months ended September 30, 2020 from the corresponding periods in 2019. Escrow fees, which are more closely related to our direct operations, increased by $81 million, or 32%, in the three months ended September 30, 2020 and increased by $159 million, or 24%, in the nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The increases in the three and nine-month periods are primarily due to stronger residential refinance revenue, which has relatively higher escrow fees than residential purchase and commercial transactions. Other fees in the Title segment, excluding escrow fees, increased by $8 million, or 2%, in the three months ended September 30, 2020 and increased by $101 million, or 9%, in the nine months ended September 30, 2020 compared to the corresponding periods in 2019. The increase in Other fees in the three-month period was primarily driven by increases in various individually immaterial items, partially offset by a decline in revenue related to our ServiceLink business compared to the corresponding period in 2019. The increase in Other fees in the nine-month period was primarily driven by an increase in revenue related to our ServiceLink business in addition to increases in various individually immaterial items compared to the corresponding period in 2019.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $20 million, or 39%, in the three months ended September 30, 2020 and decreased $33 million, or 22%, in the nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The decrease in the three and nine-month periods was primarily driven by a decline in interest income related to the Company's tax-deferred property exchange business and decline in interest on cash and short-term investments, due to a decline in short-term rates in the 2020 periods compared to the corresponding periods in 2019.
Recognized gains and losses, net, decreased $6 million in the three months ended September 30, 2020 and decreased $338 million in the nine months ended September 30, 2020 from the comparable periods in 2019. The decrease in the three and nine-month periods is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $49 million, or 7%, in the three months ended September 30, 2020 and increased $111 million, or 6%, in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increase in the three-month period is primarily attributable to increased salaries, bonuses, and commissions in the 2020 period associated with increased headcount to manage the surge in refinance and improving purchase orders compared to the prior year period. The increase in the nine-month period is primarily attributable to increased commissions driven by the increase in closed title order volumes in the 2020 period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 49% and 52%, respectively, for the three-month periods ended September 30, 2020 and 2019, and 52% and 54%, respectively, for the nine-month periods ended September 30, 2020 and 2019. Average employee count in the Title segment was 24,874 and 24,233 in the three-month periods ended September 30, 2020 and 2019, respectively, and 24,225 and 23,219 in the nine-month periods ended September 30, 2020 and 2019, respectively.
Other operating expenses decreased by $7 million, or 2%, in the three months ended September 30, 2020 and increased by $59 million, or 5%, in the nine months ended September 30, 2020 from the corresponding periods in 2019. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 26% and 30% in the three months ended September 30, 2020 and 2019, respectively, and 30% and 31% in the nine months ended September 30, 2020 and 2019, respectively.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2019:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
	2020	%	2019	%	2020	%	2019	%
	(Dollars in millions)
Agent premiums	$981	100%	$827	100%	$2,497	100%	$2,133	100%
Agent commissions	749	76%	630	76%	1,907	76%	1,630	76%
Net retained agent premiums	$232	24%	$197	24%	$590	24%	$503	24%

The claim loss provision for title insurance was $77 million and $67 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $196 million and $174 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
In setting the features and pricing of new FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread (see Non-GAAP Financial Measures section), which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
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

	Annuity Sales	IUL Sales
(dollars in millions)	2020	2020
Period from June 1, 2020 through September 30, 2020	$1,326	$18
Three months ended September 30, 2020	$1,068	$14

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
Our profitability depends in large part upon the amount of assets under management (“AUM”), the net investment spreads earned on our AUM, our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIAs or IULs. We analyze returns on average assets under management ("AAUM" - see Non-GAAP Financial Measures section) pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
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
Adjusted Net Earnings is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings is calculated by adjusting net earnings (loss) from continuing operations to eliminate:

(i) Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses recognized in operations; the impact of market volatility on the alternative asset portfolio; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii) Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost, and the fair value accounting impact of assumed reinsurance,
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset (VODA)) recognized as a result of acquisition activities, and
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items.
Adjustments to Adjusted Net Earnings are net of the corresponding impact on amortization of intangibles, as appropriate. The income tax impact related to these adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction. While these adjustments are an integral part of the overall performance of F&G, market conditions and/or the non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations.
Adjusted net earnings should not be used as a substitute for net earnings (loss). However, we believe the adjustments made to net earnings (loss) in order to derive adjusted net earnings provide an understanding of our overall results of operations. For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA and IUL index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate and non-performance credit spread movements. Similarly, we could also have poor operating results in a given period yet show net earnings (loss) that is materially greater, if during such period the fair value of the derivative assets increases but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review Adjusted Net Earnings and net earnings (loss) as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net earnings (loss). Accordingly, our management performs a review and analysis of these items, as part of their review of our hedging results each period.
Amounts attributable to the fair value accounting for derivatives hedging the FIA and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
AAUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AAUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives;
(ii) related party loans and investments;
(iii) accrued investment income;
(iv) the net payable/receivable for the purchase/sale of investments, and
(v) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
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

F&G Results of Operations
The following table presents the results of operations of our F&G segment for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Revenues:
Life insurance premiums and other fees (a)	$60	$80
Interest and investment income	305	416
Recognized gains and losses, net	77	70
Total revenues	442	566
Expenses:
Benefits and other changes in policy reserves	251	406
Personnel costs	23	32
Other operating expenses	33	45
Depreciation and amortization	56	59
Interest expense	7	10
Total expenses	370	552

Pre-tax earnings from continuing operations	72	14

Federal income tax (expense) benefit	(5)	9
State income tax expense	(1)	(1)
Net gain from continuing operations	$66	$22
Loss from discontinued operations, net of tax	(28)	(23)
Net earnings (loss) attributable to common shareholders	$38	$(1)
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Fixed index annuities ("FIA")	$815	$1,059
Fixed rate annuities ("MYGA")	253	267
Total annuity	$1,068	$1,326

Index universal life ("IUL")	$14	$18

Flow reinsurance	$51	$85
•FIA sales were strong during the three and four months ended September 30, 2020 and reflect disciplined pricing to achieve profit and capital targets.
•MYGA sales during the three and four months ended September 30, 2020 were driven by the low interest rate environment.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect insurance premiums for traditional life insurance products which are recognized as revenue when due from the policyholder, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings for the periods presented:

(Dollars in millions)
	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Traditional life insurance	$6	$8
Life-contingent immediate annuity	5	8
Surrender charges	4	6
Cost of insurance fees and other income	45	58
Life insurance premiums and other fees	$60	$80

•Traditional life insurance premiums for the three and four months ended September 30, 2020 are primarily related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the three and four months ended September 30, 2020 reflect policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera").
•Cost of insurance fees and other income for the three and four months ended September 30, 2020 primarily reflect GMWB rider fees of $29 million and $38 million, respectively, and COI charges on IUL policies of $21 million and $27 million, respectively, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Fixed maturity securities, available-for-sale	$271	$370
Equity securities	12	24
Mortgage loans	24	31
Other investments	29	32
Gross investment income	336	457
Investment expense	(31)	(41)
Interest and investment income	$305	$416

Our net investment spread and AAUM for the periods presented are summarized as follows (annualized) (dollars in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Yield on AAUM (at amortized cost)	4.52%	4.64%
Alternative investment yield adjustment	0.13%	0.20%
Adjusted yield on AAUM	4.65%	4.84%
Less: Interest credited and option cost	(2.03)%	(2.00)%
Net investment spread	2.62%	2.84%
AAUM	$26,990	$26,898
•AAUM for the three and four months ended September 30, 2020 reflect net new business asset flows.
•The $305 million NII for the three months ended September 30, 2020 was primarily driven by $271 million in fixed maturity securities, $29 million in other investments and $24 million in mortgage loans, partially offset by $(31) million in investment expenses.
•The $416 million NII for the four months ended September 30, 2020 was primarily driven by $370 million in fixed maturity securities, $32 million in other investments and $31 million in mortgage loans, partially offset by $(41) million in investment expenses.
•Net investment spread for the three months ended September 30, 2020 of 2.62% is above pre-merger historical trends.  Net investment spread for the four month period ended September 30, 2020 includes the one month ended June 30, 2020 result which reflects merger and purchase accounting effects.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$50	$59
Change in allowance for expected credit losses	(7)	(17)
Net realized and unrealized gains on certain derivatives instruments	46	60
Change in fair value of reinsurance related embedded derivatives	(14)	(35)
Change in fair value of other derivatives and embedded derivatives	2	3
Recognized gains and losses, net	$77	$70
•For the three and four months ended September 30, 2020, net realized gains on available-for-sale securities, fixed maturity securities, equity securities and other invested assets is primarily the result of mark-to-market movement on our equity securities and trading gains.
•Allowance for expected credit losses increased during the periods, primarily related to residential mortgage loans.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio.
•For the three and four months ended September 30, 2020, net realized and unrealized gains on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products. See the table below for primary drivers of gains (losses) on certain derivatives.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the periods presented (dollars in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Call Options:
Gains on option expiration	$24	$26
Change in unrealized gains	19	29
Futures contracts:
Gains on futures contracts expiration	9	17
Change in unrealized losses	(2)	(8)
Foreign currency forward:
Losses on foreign currency forward	(4)	(4)
Total net change in fair value	$46	$60

Annual Point-to-Point Change in S&P 500 Index during the period	9%	10%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the three months ended September 30, 2020 on options settled during the period.
•The change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts for the three and four months ended September 30, 2020 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.
The average index credits to policyholders are as follows for the periods presented:

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Average Crediting Rate	3%	2%
S&P 500 Index:
Point-to-point strategy	5%	5%
Monthly average strategy	2%	3%
Monthly point-to-point strategy	—%	—%
3 year high water mark	21%	20%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the three and four months ended September 30, 2020 were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods. Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
FIA embedded derivative impact	$57	$126
Index credits, interest credited & bonuses	133	174
Annuity payments	(1)	11
Other policy benefits and reserve movements	62	95
Total benefits and other changes in policy reserves	$251	$406
•The FIA fair value option liability increased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change in non-performance spread increased the FIA embedded derivative liability by $34 million and $95 million during the three and four months ended September 30, 2020, respectively, partially offset by a $7 million decrease in the liability due to movement of risk-free rates in both periods. The remaining change in the market value of the derivative assets hedging our FIA policies was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•The increase in index credits, interest credited & bonuses were primarily due to higher index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.
Personnel Costs and Other Operating Expenses
Below is a summary of Personnel Costs and Other Operating Expenses for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Personnel costs	$23	$32
Other operating expenses	33	45
Total personnel costs and other operating expenses	$56	$77
•Personnel costs for the three and four months ended September 30, 2020 primarily reflect employee-related expenses.
•Other operating expenses during the periods reflect certain operating expenses other than personnel costs and non-deferred acquisition costs.

Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Amortization of DAC, VOBA, and DSI	$58	$61
Interest	(9)	(12)
Unlocking	1	1
Amortization of other intangible assets and other depreciation	$6	$9
Total depreciation and amortization	$56	$59
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the three and four months ended September 30, 2020 is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) for the periods presented (dollars in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Income (loss) before taxes	$100	$37

Income tax benefit before valuation allowance	14	1
Change in valuation allowance	(8)	(9)
Income tax expense (benefit)	$6	$(8)
Effective rate	6%	(22)%
Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations attributable to common shareholders to Adjusted net earnings from continuing operations attributable to common shareholders for the periods presented (in millions):

	Three months ended	Four months ended
	September 30, 2020	Period from June 1 to September 30, 2020
Net earnings from continuing operations attributable to common shareholders	$66	$22
Non-GAAP adjustments:
Recognized gains and losses, net	(15)	31
Indexed product related derivatives	14	57
Purchase price amortization	7	9
Transaction costs	10	17
Income tax benefit on non-GAAP adjustments	(8)	(29)
Adjusted net earnings from continuing operations attributable to common shareholders	$74	$107

•Adjusted net earnings for the three and four months ended September 30, 2020 primarily reflects net investment income for the period, partially offset by changes in benefits and other policy reserves, and includes $10 million and $14 million, respectively, of net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") line of business. Adjusted net earnings for the four months ended September 30, 2020 also included $4 million of bond prepayment income.
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
As of September 30, 2020, the fair value of our investment portfolio was approximately $29 billion and was divided among the following asset class and sectors (dollars in millions):

	September 30, 2020
	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$38	—%
United States Government sponsored entities	113	—%
United States municipalities, states and territories	1,357	5%
Foreign Governments	143	—%
Corporate securities:
Finance, insurance and real estate	4,359	15%
Manufacturing, construction and mining	901	3%
Utilities, energy and related sectors	2,533	9%
Wholesale/retail trade	1,929	7%
Services, media and other	2,656	9%
Hybrid securities	964	3%
Non-agency residential mortgage-backed securities	735	3%
Commercial mortgage-backed securities	2,752	10%
Asset-backed securities	5,738	20%
Total fixed maturity available for sale securities	24,218	84%
Equity securities (a)	971	3%
Commercial mortgage loans	560	2%
Residential mortgage loans	1,079	4%
Other (primarily derivatives and limited partnerships)	1,939	7%
Short term investments	34	—%
Total investments	$28,801	100%
(a) Includes investment grade non-redeemable preferred stocks ($810 million).
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

As of September 30, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $24 billion. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	September 30, 2020
Rating	Fair Value	Percent
AAA	$530	2%
AA	1,602	7%
A	6,576	27%
BBB	8,977	37%
Not rated (c)	4,266	18%
Total investment grade	21,951	91%
BB (a)	1,581	7%
B and below (b)	570	2%
Not rated (c)	116	—%
Total below investment grade	2,267	9%
Total	$24,218	100%
(a) Includes $2 million of non-agency residential mortgage-backed securities ("RMBS") that carry a National Association of Insurance Commissioners ("NAIC") 1 designation.
(b) Includes $111 million of non-agency RMBS that carry a NAIC 1 designation.
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

The table below presents our fixed maturity securities by NAIC designation as of September 30, 2020 (dollars in millions):

	September 30, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,123	$12,659	52%
2	9,253	9,712	40%
3	1,233	1,335	6%
4	357	374	2%
5	124	137	—%
6	1	1	—%
Total	$23,091	$24,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of September 30, 2020 (dollars in millions):

	September 30, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$4,079	16%
Banking	2,506	10%
Whole loan collateralized mortgage obligation ("CMO")	2,325	9%
ABS other	1,629	7%
Life insurance	1,580	6%
Electric	1,453	6%
Municipal	1,356	5%
CMBS	791	3%
Technology	775	3%
Healthcare	655	3%
Total	$17,149	68%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2020
(Dollars in millions)	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$150	$151
Due after one year through five years	968	1,002
Due after five years through ten years	1,931	1,995
Due after ten years	11,189	11,733
Subtotal	$14,238	$14,881
Other securities which provide for periodic payments:
Asset-backed securities	$5,526	$5,738
Commercial-mortgage-backed securities	2,482	2,751
Residential mortgage-backed securities	845	848
Subtotal	$8,853	$9,337
Total fixed maturity available-for-sale securities	$23,091	$24,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $72 million and $111 million as of September 30, 2020.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2020 (dollars in millions):

	September 30, 2020
NAIC Designation:	Fair Value	Percent of Total
1	$168	92%
2	5	2%
3	1	1%
4	9	5%
5	—	—%
6	—	—%
Total	$183	100%

NRSRO:
AAA	$1	1%
AA	4	2%
A	19	10%
BBB	18	10%
Not rated - Above investment grade (a)	32	17%
BB and below	109	60%
Total	$183	100%

Vintage:
2017	$12	7%
2007	39	21%
2006	46	25%
2005 and prior	86	47%
Total	$183	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of September 30, 2020, our ABS exposure was largely composed of CLOs, which comprised 71% of all ABS holdings. These exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of September 30, 2020, the non-CLO exposure represents 29% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain (loss) position of $144 million and $69 million, respectively. The following table summarize our ABS exposure (dollars in millions):

	September 30, 2020
Asset Class	Fair Value	Percent
ABS CLO	$4,079	71%
ABS auto	30	1%
ABS other	1,629	28%
Total ABS	$5,738	100%

Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings.
LTV and DSC ratios are utilized as part of the review process described above. As of September 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times, and a weighted average LTV ratio of 41%. See Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
F&G's RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RML's have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RML's as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2020, were as follows (in millions):

	September 30, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$2	$6	$—	$—	$6
United States Government sponsored agencies	8	10	—	(1)	9
United States municipalities, states and territories	14	134	—	(1)	133
Foreign Governments	—	—	—	—	—
Corporate securities:
Finance, insurance and real estate	42	556	—	(9)	547
Manufacturing, construction and mining	6	26	—	—	26
Utilities, energy and related sectors	39	494	—	(13)	481
Wholesale/retail trade	30	300	—	(8)	292
Services, media and other	42	421	—	(12)	409
Hybrid securities	17	208	—	(3)	205
Non-agency residential mortgage backed securities	14	8	—	—	8
Commercial mortgage backed securities	26	170	—	(4)	166
Asset backed securities	46	434	—	(8)	426
Total fixed maturity available for sale securities	286	2,767	—	(59)	2,708
Equity securities	15	153	—	(2)	151
Total investments	$301	$2,920	$—	$(61)	$2,859
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $61 million as of September 30, 2020. Most components of the portfolio exhibited price appreciation as credit spreads narrowed during the period. The total amortized cost of all securities in an unrealized loss position was $2,920 million as of September 30, 2020. The average market value/book value of the investment category with the largest unrealized loss position was 98% for Utilities, energy and related sectors as of September 30, 2020. In aggregate, Utilities, energy and related sectors represented 22% of the total unrealized loss position as of September 30, 2020.
Our municipal bond exposure is a combination of general obligation bonds (fair value of $239 million and an amortized cost of $230 million as of September 30, 2020) and special revenue bonds (fair value of $1,117 million and amortized cost of $1,073 million as of September 30, 2020).
Across all municipal bonds, the largest issuer represented 8% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 90% of our municipal bond exposure is rated NAIC 1.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2020, were as follows (dollars in millions):

	September 30, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$54	$45	$(9)	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	54	45	(9)	—

Below investment grade:
Less than six months	2	5	3	—	(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	2	5	3	—	(2)
Total	5	$59	$48	$(9)	$(2)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At September 30, 2020, our watch list included five securities in an unrealized loss position with an amortized cost of $59 million, allowance for expected credit losses of $9 million, unrealized losses of $2 million and a fair value of $48 million. The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 42 structured securities with a fair value of $70 million to which we had potential credit exposure as of September 30, 2020. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $5 million as of September 30, 2020.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2020.
As of September 30, 2020, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2020, refer to Note E to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.

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
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues:
Escrow, title-related and other fees	$51	$40	$114	$145
Interest and investment income	—	6	5	17
Recognized gains and losses, net	(1)	1	(8)	(4)
Total revenues	50	47	111	158
Expenses:
Personnel costs	33	25	64	98
Other operating expenses	30	80	121	145
Depreciation and amortization	5	6	17	17
Interest expense	22	12	51	36
Total expenses	90	123	253	296
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(40)	$(76)	$(142)	$(138)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $3 million, or 6%, in the three-month period ended September 30, 2020 and decreased $47 million, or 30% in the nine-month period ended September 30, 2020 from the corresponding periods in 2019. The increase in the three-month period and decrease in the nine-month period are primarily attributable to valuation gains and losses, respectively, associated with our deferred compensation plan assets in the 2020 period.

Personnel costs in the Corporate and Other segment increased $8 million, or 32%, in the three-month period ended September 30, 2020 and decreased $34 million, or 35% in the nine-month period ended September 30, 2020 from the corresponding periods in 2019. The increase in the three-month period is attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets compared to the corresponding period in 2019. The decrease in the nine-month period is attributable to the aforementioned decrease in the valuation of deferred compensation plan assets compared to the corresponding period in 2019.
Other operating expenses in the Corporate and Other segment decreased $50 million, or 63%, in the three-month period ended September 30, 2020 and decreased $24 million, or 17%, in the nine-month period ended September 30, 2020 from the corresponding periods in 2019. The decrease in the three and nine-month periods ended September 30, 2020 is primarily attributable to the termination fee paid in the 2019 periods related to the abandoned Stewart Title acquisition, partially offset by F&G acquisition costs in the 2020 periods.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.33 per share in the third quarter of 2020, or approximately $98 million to our common shareholders. On October 27, 2020, our Board of Directors declared cash dividends of $0.36 per share, payable on December 31, 2020, to FNF common shareholders of record as of December 17, 2020. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of September 30, 2020, we had cash and cash equivalents of $2,871 million, short term investments of $119 million and available capacity under our Revolving Credit Facilities of $1,050 million. On April 22, 2020 we entered into the Term Loan Agreement which provided for a $1.0 billion, 364 day delayed-draw, term loan. On June 1, 2020, in connection with the completion of our F&G acquisition, we drew down the full $1.0 billion in principal to fund a portion of the acquisition. On June 12, 2020 we completed our underwritten public offering of $650 million aggregate principal amount of our 3.40% Notes. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to repay $640 million of the outstanding principal amount under the Term Loan. On July 31, 2020, we repaid an additional $100 million of the principal amount under the Term Loan Agreement. On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes. The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds from the 2.45% Notes offering, consisting of $260 million, to repay all of our outstanding indebtedness under the Term Loan. On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by its minority owners. As of the purchase date ServiceLink is a wholly owned subsidiary of FNF. On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. Additionally, on October 29, 2020, we terminated the F&G Credit Agreement. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Amended Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2019, $1,868 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2020 of approximately $128 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2020 and 2019 totaled $965 million and $700 million, respectively. The increase in cash provided by operating activities of $265 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation losses in the 2020 period and non-cash valuation gains in the 2019 period, and the addition of interest credited to contractholder account balances of $344 million in the 2020 period, partially offset by deferred policy acquisition costs and deferred sales inducements in the 2020 period of $139 million, and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were $1,040 million and $161 million, respectively. The increase in cash used in investing activities of $879 million in the 2020 period compared with the 2019 period is primarily attributable to the net cash outflow of $1,076 million associated with the F&G acquisition, increased purchases of investment securities of $1,870 million and additional investments in unconsolidated affiliates of $123 million, partially offset by increased sales, calls, and maturities of investment securities of $1,275 million and sales and maturities of short-term investments of $864 million. The increased activity related to purchases, sales and calls of investment securities in the 2020 period is primarily associated with our F&G business.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $75 million and $69 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the nine months ended September 30, 2020 and 2019 were $1,570 million and $(266) million, respectively. The increase in cash provided by financing activities of $1,836 million from the comparable 2019 period is primarily attributable to cash inflows from the offerings of our 3.40% Notes of $648 million and 2.45% Notes of $593 million, and increased cash inflows from contractholder account deposits of $1,481 million, partially offset by increased cash outflows from contractholder withdrawals of $730 million and the purchase of the outstanding Class A units of ServiceLink held by minority owners of $90 million. The increased activity in contractholder deposits and withdrawals in the 2020 period is primarily associated with our F&G business.
.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 1 of Part 1 of this Quarterly Report, which is incorporated by reference into this Item 2 of Part I.
Contractual Obligations. Our contractual obligations related to annuity and universal life products increased by approximately $37 billion at September 30, 2020 as a result of the acquisition of F&G. See Note G to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for changes to our contractual obligations related to notes payable. Since December 31, 2019, there have been no other material changes to our contractual obligations.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 3,650,000 shares of FNF common stock during the nine months ended September 30, 2020 for approximately $104 million, or an average of $28.45 per share. Since the original commencement of the 2018 Repurchase Program through market close on November 4, 2020, we repurchased a total of 6,430,000 FNF common shares for $210 million, or an average of $32.70 per share. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the next 12 months, if market conditions are favorable.
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
We have unfunded investment commitments as of September 30, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E and Note H to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on unfunded investment commitments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Other than the market risk factors related to our F&G segment described below, there have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
F&G Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. F&G has significant holdings in financial instruments which are naturally exposed to a variety of market risks. They are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
F&G Enterprise Risk Management
We place a high priority to risk management and risk control. As part of our effort to ensure measured risk taking, management has integrated risk management in our daily business activities and strategic planning. We have comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. F&G's risk management function is also responsible for monitoring overall market risk exposures and provides review, oversight and support functions on risk-related issues. F&G's risk appetite is aligned with how its businesses are managed and how we anticipate future regulatory developments.

F&G's risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:

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

F&G's Chief Risk Officer (“CRO”) heads the F&G risk management process and reports directly to F&G's Chief Executive Officer (“CEO”). F&G's Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Our Chief Risk Officer is a member of F&G's Enterprise Risk Committee since the acquisition.

F&G has implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

• At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

• Duration and convexity mismatch limits;

• Credit risk concentration limits; and

• Investment and derivative guidelines.

F&G manages its risk appetite based on two key risk metrics:

• Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and

• Earnings Sensitivities: the potential reduction in results of operations over a 30 year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps F&G to finance its operations and support its capital requirements.

F&G's risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which its business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk F&G takes under stress scenarios. They also are the basis for internal risk management.

F&G is also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

• The timing and amount of redemptions and prepayments in our its portfolio;

• Its derivative portfolio;

• Death benefits and other claims payable under the terms of its insurance products;

• Lapses and surrenders in its insurance products;

• Minimum interest guarantees in its insurance products; and

• Book value guarantees in its insurance products.

F&G Interest Rate Risk
Interest rate risk is F&G's primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from F&G's holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of F&G's insurance liabilities are backed by fixed maturity securities.
The profitability of most of F&G's products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. F&G has the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit F&G's ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.
In order to meet F&G's policy and contractual obligations, F&G must earn a sufficient return on invested assets. Significant changes in interest rates exposes F&G to the risk of not earning the anticipated spreads between the interest rate earned on its investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income and the attractiveness of certain products.
During periods of increasing interest rates, F&G may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of F&G's investment portfolio.
As part of F&G's asset liability management (“ALM”) program, F&G has made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. The ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of F&G's effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. F&G uses actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable F&G to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of September 30, 2020, is summarized as follows:

(Dollars in millions)
Duration (years)	Amortized Cost	% of Total
0-4	$12,799	47%
5-9	5,192	19%
10-14	5,454	20%
15-19	3,493	13%
20-25	397	1%
Total	$27,335	100%
F&G Credit Risk and Counterparty Risk
F&G is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. F&G's major source of credit risk arises predominantly in its insurance operations’ portfolios of debt and similar securities. The fair value of F&G's fixed maturity portfolio totaled $24 billion at September 30, 2020. F&G's credit risk materializes primarily as impairment losses. F&G is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on its capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
F&G attempts to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, F&G diversifies exposure by issuer and country, using rating based issuer and country limits. F&G also sets investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, F&G has portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly or, in some cases, daily basis.
In connection with the use of call options, F&G is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. F&G has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. F&G reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our exposure to credit loss.

F&G also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, F&G diversifies exposures among many reinsurers and limits the amount of exposure to each based on credit rating. F&G also generally limits selection of counterparties with which to do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, F&G ensures that collateral is obtained to mitigate risk of loss. The following table presents F&G's reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2020:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,467	A+	Not Rated	A+	Not Rated
Kubera Insurance (SAC) Ltd	821	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver	152	Not Rated	A+	A	A3
Hannover Re	128	A+	AA-	Not Rated	Not Rated
London Life	125	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2020 that would require an allowance for uncollectible amounts.
F&G Equity Price Risk
F&G is primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. F&G offers a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in F&G's net earnings. The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, F&G purchases derivatives to hedge the FIA equity exposure. The primary way F&G hedges FIA equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by F&G. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables F&G to reduce the overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA contracts. These hedge programs are limited to the current policy term of the FIA contracts, based on current participation rates. Future returns, which may be reflected in FIA contracts’ credited rates beyond the current policy term, are not hedged. F&G attempts to manage the costs of these purchases through the terms of its FIA contracts, which permit F&G to change caps or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, F&G incurs a raw hedging loss.
See Note F to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on the derivatives portfolio.

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for index products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by F&G's net investment spread earnings and futures income. For the four months ended September 30, 2020, the annual index credits to policyholders on their anniversaries was $92 million. Proceeds received at expiration on options related to such credits was $92 million.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. F&G uses a variety of techniques including direct estimation of market sensitivities and value-at-risk to monitor this risk daily. F&G intends to continue to adjust the hedging strategy as market conditions and risk tolerance change.
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
Concentrations of Financial Instruments
As of September 30, 2020, F&G’s most significant investment in one industry, excluding United States ("U.S.") Government securities, was its investment securities in the Banking industry with a fair value of $2,506 million or 9% of the invested assets portfolio and an amortized cost of $2,421 million. As of September 30, 2020, F&G’s holdings in this industry include investments in 115 different issuers with the top ten investments accounting for 35% of the total holdings in this industry. As of September 30, 2020 F&G had no investments in issuers that exceeded 10% of shareholders' equity. F&G's largest concentration in any single issuer as of September 30, 2020 was HP Enterprise Co. with a total fair value of $136 million or 1% of the invested assets portfolio.

Concentrations of Financial and Capital Markets Risk
F&G is exposed to financial and capital markets risk, including changes in interest rates and credit spreads which can have an adverse effect on its results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of F&G’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring F&G to liquidate assets in an unrealized loss position. F&G attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by F&G’s products. F&G expects to continue to face these challenges and uncertainties that could adversely affect its results of operations and financial condition.

The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While continuously evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions may continue or worsen in the near term. At this time, it is not possible to estimate the longer term-effects the COVID-19 pandemic could have on our business. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have an adverse effect on F&G's business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on its sales of new policies. F&G is monitoring the impact of COVID-19 on its investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts F&G's business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted.
Concentration of Reinsurance Risk
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of September 30, 2020, the net amount recoverable from SRUS was $46 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of September 30, 2020, the net amount recoverable from Pavonia was $87 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
For additional information on concentrations of reinsurance risk, refer to Note P Reinsurance.
F&G Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax and non-controlling interest.
Interest Rate Risk
F&G assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates.

If interest rates were to increase 100 basis points from levels at September 30, 2020, the estimated fair value of F&G's fixed maturity securities would decrease by approximately $1.7 billion. The impact on shareholders’ equity of such decrease, net of income taxes (assumes a 21% tax rate) and intangibles adjustments, and the change in reinsurance related derivative would be a decrease of $1,134 million in AOCI and a decrease of $1,105 million in total shareholders’ equity. If interest rates were to decrease by 100 basis points from levels at September 30, 2020, the estimated impact on the FIA embedded derivative liability of such a decrease would be an increase of $205 million.
The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because F&G actively manages its investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring allowances for credit losses, would generally be realized only if F&G were required to sell such securities at losses prior to their maturity to meet liquidity needs. F&G's liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
Assuming all other factors are constant, we estimate that a decline in equity market prices of 10% would cause the fair value of F&G's equity investments to decrease by approximately $97 million, our call option investments to decrease by approximately $12 million based on equity positions and our FIA embedded derivative liability to decrease by approximately $35 million as of September 30, 2020. Due to the adoption of ASU 2016-01 in 2018, the 10% decline in market value of its equity securities would affect current earnings. These scenarios consider only the direct effect on fair value of declines in equity market levels and not changes in asset-based fees recognized as revenue, or changes in our estimates of total gross profits used as a basis for amortizing intangibles.

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
We completed the F&G acquisition on June 1, 2020 (see Note B of the Notes to the unaudited Condensed Consolidated Financial Statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of F&G. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. F&G represented approximately 2% of our gross revenue for the quarter ended September 30, 2020. Total assets of the acquired business as of September 30, 2020 represented approximately 80% of total consolidated assets, consisting principally of investments, goodwill and other intangible assets.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note H Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019, are hereby incorporated by reference. In addition, we identified the following additional risk factors during the nine months ended September 30,2020:
Risks Factors Related to COVID-19 and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

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

Risk Factors Related to Our Acquisition of F&G

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

We currently anticipate that the acquisition of F&G will be accretive to earnings per share (on an adjusted net earnings basis) during the first full calendar year after the merger. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of our common stock.

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

Risk Factors Relating to Our Business

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2020 - 7/31/2020	—	$—	—	18,570,000
8/1/2020 - 8/31/2020	—	—	—	18,570,000
9/1/2020 - 9/30/2020	—	—	—	18,570,000
Total	—	$—	—
(1)    On July 17, 2018, our Board of Directors approved the 2018 Repurchase Program, effective August 1, 2018, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021.
(2)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

4.1
Sixth Supplemental Indenture, dated as of September 15, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020).

4.2	Form of Notes (included in Exhibit 4.1 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)

10.1
Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)

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

Date:	November 6, 2020	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)