Form 10-K
period 2020-12-31
Fidelity National Financial, Inc.
filed 2021-03-01
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32630

FIDELITY NATIONAL FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2020 was $8,507,709,079 based on the closing price of $30.66 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2021 were:
FNF Common Stock    291,168,384
The information in Part III hereof for the fiscal year ended December 31, 2020, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Item 1.    Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. We are also a provider of annuity and life insurance products, providing deferred annuities, including fixed indexed annuities ("FIA"), fixed rate annuities, and immediate annuities and indexed universal life ("IUL") insurance through our wholly-owned subsidiary, FGL Holdings ("F&G").
As of December 31, 2020, we had the following reporting segments:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses, which provide title insurance and escrow and other title-related services including trust activities, trustee sales guarantees, and home warranty products. This segment also includes our transaction services business, which includes other title-related services used in the production and management of mortgage loans, including mortgage loans that experience default.
•F&G. This segment consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance.
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
Competitive Strengths
We believe that our competitive strengths include the following:
Corporate principles.  A cornerstone of our management philosophy and operating success is the six fundamental precepts upon which we were founded, which are:
•Autonomy and entrepreneurship;
•Bias for action;
•Customer-oriented and motivated;
•Minimize bureaucracy;
•Employee ownership; and
•Highest standard of conduct.
These six precepts are emphasized to our employees from the first day of employment and are integral to many of our strategies described below.
Competitive cost structure.  We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation of business activity and management of our cost structure. When compared to our industry competitors, we also believe that our structure is more efficiently designed, which allows us to operate with lower overhead costs.
Title
Leading title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of

2020, our insurance companies had a 33.0% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA").
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes more than 1,300 direct residential title offices and approximately 5,400 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
Strong value proposition for our customers.  Through our Title segment, we provide our customers with title insurance and escrow and other title-related services that support their ability to effectively close real estate transactions. We help make the real estate closing process more efficient for our customers by offering a single point of access to a broad platform of title-related products and resources necessary to close real estate transactions.
Proven management team.  The managers of our operating businesses have successfully built our Title segment over an extended period of time, resulting in our business attaining the size, scope and presence in the industry that it has today. Our managers have demonstrated their leadership ability during numerous acquisitions through which we have grown and throughout a number of business cycles and significant periods of industry change.
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
We believe that our Title segment's competitive strengths position us well to take advantage of future changes to the real estate market.
F&G
Distribution relationships. We have deep, long-tenured relationships with our network of independent marketing organizations (IMOs). We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. Additionally, FNF’s ownership and F&G’s recent rating upgrades have opened up additional distribution channels to F&G.
Product expertise. Our team of product developers have a history of innovation and collaboration in developing our flagship fixed indexed annuity products (FIAs). Our customers value FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but want to limit the risk of decline in their savings.
Investment management expertise. We believe our investment portfolio is well matched to our liabilities and well diversified across a range of high-quality asset classes. Our active management strategy leverages the expertise of Blackstone Insurance Solutions to provide a competitive advantage through sourcing investment grade, proprietary private debt and allowing F&G to leverage the breadth and depth of Blackstone’s credit platforms and analysts.
Proven track record of managing net investment spread. We have a long track record of consistently managing net investment spread to achieve or exceed targeted lifetime returns. Our flagship fixed indexed annuity product allows for active management, and our disciplined approach to pricing our business has resulted in strong and stable net investment spread, even during periods of economic turmoil.
Efficient and scalable administrative model. Our third-party administration model provides for scalable, cost-efficient, and nimble operations.
We believe that the F&G segment’s competitive strengths position us well to grow the F&G segment.
Strategy
Title
Our strategy in the Title segment is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to do the following:
•Continue to operate multiple title brands independently.  We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include FNTIC, Chicago Title, Commonwealth Land Title, Lawyers Title, Ticor Title, Alamo Title, and National Title of New York. In our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with a particular brand and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.
•Consistently deliver superior customer service.  We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers. Our ability to provide superior customer service and consistent product delivery requires continued focus on providing high quality service and products at competitive prices. Our goal is to continue to improve the experience of our customers, in all aspects of our business.
•Manage our operations successfully through business cycles.  Our Title segment operates in a cyclical industry and our ability to diversify our revenue base within our title insurance business and manage the duration of our investments may allow us to better operate in this cyclical business. Maintaining a broad geographic revenue base, utilizing both direct and independent agency operations and pursuing both residential and commercial title insurance business help diversify our title insurance revenues. We continue to monitor, evaluate and execute upon the consolidation of administrative functions, legal entity structure, and office consolidation, as necessary, to respond to the continually changing marketplace. We maintain shorter durations on our investment portfolio to mitigate our interest rate risk. A more detailed discussion of our investment strategies is included in “Investment Policies and Investment Portfolio.”
•Continue to improve our products and technology.  As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to improve the process of ordering title and escrow services and improve the delivery of our products to our customers.
•Maintain values supporting our strategy.  We believe that our continued focus on and support of our long-established corporate culture will reinforce and support our business strategy. Our goal is to foster and support a corporate culture where our employees and agents seek to operate independently and maintain profitability at the local level while forming close customer relationships by meeting customer needs and improving customer service. Utilizing a relatively flat managerial structure and providing our employees with a sense of individual ownership support this goal.
•Effectively manage costs based on economic factors.  We believe that our focus on our operating margins is essential to our continued success in the title insurance business. Regardless of the business cycle in which we may be operating, we seek to continue to evaluate and manage our cost structure and make appropriate adjustments where economic conditions dictate. This continual focus on our cost structure helps us to better maintain our operating margins.
F&G
Our strategy within our F&G segment is to seek to deliver profitable growth for our shareholders through a number of strategic pillars.
•Serve the growing retirement market needs by collaborating with our existing and new distribution partners to deliver peace of mind solutions. We believe the demand for retirement and principal protection products will continue to grow. We offer valuable products and capabilities tailored to serve this growing demographic need.
•Strengthen our foundation. With our process rigor, we pay close attention to market and profitability trends and fine-tune our actions throughout the year. By partnering with Blackstone Insurance Solutions, our F&G segment is able to source the breadth and volume of assets that enable us to offer competitive products while we optimize our risk-adjusted returns.
•Enhance the F&G experience. With products that provide downside protection coupled with opportunity for market upside, we are focused on giving our policyholders peace of mind. We partner with agents who help their clients select the best products for their individual needs. Our customer care professionals provide personalized support, and we offer self-serve options through our digital platforms.
•Focus on bottom-line, profit-oriented objectives. In both our organic and inorganic growth plans as a writer and as a reinsurer, our F&G segment focuses on markets and products where we can achieve targeted profit margins.

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
In the future, we may seek to sell certain investments or other assets to increase our liquidity. In the past we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally our goal is to acquire quality companies that are run by best in class management teams and that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry-leading companies along with our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
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
On June 1, 2020, we completed our acquisition of F&G for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement"). For further discussion of the acquisition of F&G, refer to Note B Acquisitions included in Item 8 of Part II of this Annual Report on Form 10-K (this "Annual Report"), which is incorporated by reference into this Item 1 of Part I. Refer to discussion under Selected Financial Data included in Item 6 of Part II of this Annual Report on Form 10-K (this "Annual Report"), which is incorporated by reference into this Item 1 of Part I, for further discussion of material dispositions of businesses.
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
Loss Reserves
 For information about our loss reserves, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.
Title Insurance
Market for title insurance.  According to Demotech Performance of Title Insurance Companies 2020 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $13.7 billion in 2015 to $16.9 billion in 2019, which represents a $1.0 billion increase from 2018. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 83% of net premiums written in 2019. Approximately 34 independent title insurance companies accounted for the remaining 17% of net premiums written in 2019. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
Our Title segment revenue is closely related to the level of real estate activity that includes sales, mortgage financing and mortgage refinancing. For further discussion of current trends in real estate activity in the United States, see discussion under Business Trends and Conditions included in Item 7 of Part II of this Annual Report, which is incorporated by reference into this Item 1 of Part I.
Title Insurance Policies.  Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate and priority of lien. A brief generalized description of the process of issuing a title insurance policy is as follows:
•The customer, typically a real estate salesperson or broker, escrow agent, attorney or lender, places an order for a title policy.
•Company personnel note the specifics of the title policy order and place a request with the title company or its agents for a preliminary report or commitment.
•After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents the current status of title to the property, any exclusions, exceptions and/or limitations that the title company might include in the policy, and specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued.
•The preliminary report is circulated to all the parties for satisfaction of any specific issues.
•After the specific issues identified in the preliminary report are satisfied, an escrow agent closes the transaction in accordance with the instructions of the parties and the title company’s conditions.
•Once the transaction is closed and all monies have been released, the title company issues a title insurance policy.
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
The amount of the insured risk or “face amount” of insurance under a title insurance policy is generally equal to either the amount of the loan secured by the property or the purchase price of the property. The title insurer is also responsible for the cost of defending the insured title against covered claims. The insurer’s actual exposure at any given time; however, generally is less than the total face amount of policies outstanding because the coverage of a lender’s policy is reduced and eventually terminated as a result of payments on the mortgage loan. A title insurer also generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Because of these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.
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
Direct Operations.  Our direct operations include both the operations of our underwriters and those of affiliated agencies. In our direct operations, the title insurer issues the title insurance policy and retains the entire premium paid in connection with the transaction. Our direct operations provide the following benefits:
•higher margins because we retain the entire premium from each transaction instead of paying a commission to an independent agent;
•continuity of service levels to a broad range of customers; and
•additional sources of income through escrow and closing services.
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
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2020, we transact business with approximately 5,400 agents.

 Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,699	42.9%	$2,381	44.6%	$2,221	45.2%
Agency	3,599	57.1	2,961	55.4	2,690	54.8
Total title insurance premiums	$6,298	100.0%	$5,342	100.0%	$4,911	100.0%

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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 29.7%, 28.9%, and 30.6% of total Title segment revenues in 2020, 2019, and 2018, respectively.
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
Reinsurance and Coinsurance.  Within our Title segment, we limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured will exceed state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides an $80 million limit of coverage from a single loss occurrence for residential and commercial losses in excess of a $20 million retention per single loss occurrence ("First XOL Contract"). The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%.  The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%.  The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence for commercial loss, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $620 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.24 billion.
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
Competition.  Competition in the title insurance industry is based primarily on service and price. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as numerous regional title insurance companies, underwritten title companies and independent agency operations at the regional and local level. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by regional companies and any new entrants with alternative products could affect our business operations and financial condition.
 Regulation. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states that set rates, to states where individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval.

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2020, the combined statutory unearned premium reserve required and reported for our title insurers was $1,532 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
In addition to state-level regulation, our title insurance and certain other real estate businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), which also included regulation over financial services and other lending related businesses. The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Truth-in-Lending Act ("TILA") and the Real Estate Settlement Procedures Act (individually, "RESPA", and together, "TILA-RESPA Integrated Disclosure" or "TRID") formerly placed with the Department of Housing and Urban Development.
 As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on and repayment of principal of any debt obligations, and to pay any dividends to our shareholders. The payment of dividends or other distributions to us by our insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:
•10% of the insurer’s statutory surplus as of the immediately prior year end; or
•the statutory net income of the insurer during the prior calendar year.
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2021, our directly owned title insurers can pay dividends or make distributions to us of approximately $551 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,699 million and $1,581 million as of December 31, 2020 and 2019, respectively. The combined statutory earnings of our title insurers were $629 million, $583 million, and $625 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2020.

 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2020.
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
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:
•An S&P "A" rating is the third highest rating of 11 ratings for S&P. According to S&P, an insurer rated “A” has strong capacity to meet its financial commitments, but is somewhat more susceptible to adverse effects of changes in circumstances and economic conditions than insurers with "AAA" or "AA" ratings.
•A Moody's "A2" rating is the third highest rating of 9 ratings for Moody's. Moody's states that companies rated “A2” are judged to be upper-medium grade and are subject to low credit risk.

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
 Investment Policies and Investment Portfolio. Within our Title segment, our investment policy is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. The various states in which we operate our underwriters regulate the types of assets that qualify for purposes of capital, surplus, and statutory unearned premium reserves. Our investment policy specifically limits duration and non-investment grade allocations in the FNF fixed-income portfolio. Maintaining shorter durations on the investment portfolio allows for the mitigation of interest rate risk. Equity securities and preferred stock are utilized to take advantage of perceived value or for strategic purposes. Due to the magnitude of the investment portfolio in relation to our claims loss reserves, durations of investments are not specifically matched to the cash outflows required to pay claims.
As of December 31, 2020 and 2019, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was $3.7 billion and $4.3 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2020 and 2019:

	December 31,
	2020				2019
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$514	21.9%	$536	21.7%	$529	21.4%	$539	21.3%
Aa/AA	201	8.6	214	8.7	239	9.7	247	9.8
A	671	28.7	714	29.0	704	28.5	727	28.7
Baa/BBB	726	31.0	756	30.7	663	26.8	676	26.6
Lower	147	6.3	151	6.1	134	5.4	139	5.5
Other (2)	83	3.5	94	3.8	204	8.2	204	8.1
	$2,342	100.0%	$2,465	100.0%	$2,473	100.0%	$2,532	100.0%
______________________________________
(1)Ratings as assigned by Moody’s or S&P if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2020:

	December 31, 2020
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$355	18.0%	$351	16.8%
After one year through five years	1,116	56.5	1,188	56.9
After five years through ten years	308	15.6	337	16.1
After ten years	124	6.3	134	6.4
Mortgage-backed/asset-backed securities	72	3.6	79	3.8
	$1,975	100.0%	$2,089	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.

At December 31, 2020 and 2019, we held $138 million and $131 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2020 and 2019, other long-term investments were $33 million and $153 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2020 and 2019, short-term investments amounted to $312 million and $876 million, respectively.
Our investment results for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018
	(Dollars in millions)
Net investment income (1)	$152	$206	$169
Average invested assets	$3,736	$3,768	$3,291
Effective return on average invested assets	4.1%	5.5%	5.1%
______________________________________
(1)Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude interest earned on cash and cash equivalents. Net investment income includes fees earned by holding customer funds in escrow (off-balance sheet) during facilitation of tax-deferred property exchanges. See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a detail of our interest income.
F&G
Through our wholly-owned subsidiary, F&G, and its wholly-owned insurance subsidiaries, we market a variety of fixed annuity and life insurance products.
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading independent marketing organizations ("IMO") and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered the bank and broker dealer distribution channel to connect with even more customers. As of December 31, 2020, F&G has approximately 655,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of F&G's 447 employees, most of whom are located in Des Moines, IA, and through a network of approximately 200 IMOs representing approximately 44,000 independent agents, and through leading independent broker dealers and banks, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our indexed universal life ("IUL") insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are fixed indexed annuities (“FIAs”) that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the period from June 1, 2020 through December 31, 2020, FIAs generated approximately 69% of our total sales. The remaining 31% of sales were primarily generated from fixed rate annuity sales during the year. We invest the annuity premiums primarily in fixed income securities, options and futures that hedge our risk and replicate the market index returns to our policyholders. We invest predominantly in call options on the S&P 500 Index. The majority of our products contain provisions that permit us to adjust annually the formula by which we provide index credits in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Products. F&G's experience designing and developing annuities and life insurance products will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors to devise the most suitable product solutions for the ever-changing market. We believe that, on a practical basis, we have a unique understanding of the safety, accumulation, protection, and income needs of middle-income Americans.

Through F&G's insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities - FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 2% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 1% to 6% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 140% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 46% of the FIA sales for the period from June 1, 2020 through December 31, 2020 involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2% to 3%. The vesting bonuses, which range from 1% to 9%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 44% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the period from June 1, 2020 through December 31, 2020. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.
As of December 31, 2020, the distribution of the FIA account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	0% to 3%	3% to 5%	> 5%	Total
	(In millions)
1 year gain trigger	$605	$185	$26	$816
1-2 year monthly average	791	412	151	1,354
1-3 year monthly point-to-point	4,724	14	—	4,738
1-3 year annual point-to-point	2,396	1,673	733	4,802
3 year step forward	—	19	100	119
	$8,516	$2,303	$1,010	$11,829
As of December 31, 2020, the distribution of the FIA account values by cap rate and by index was as follows:

	Cap rate
Index	0% to 3%	3% to 5%	> 5%	Total
	(In millions)
S&P 500	$8,478	$2,097	$962	$11,537
Dow Jones	—	103	—	103
Nasdaq	—	1	—	1
Gold	38	102	48	188
	$8,516	$2,303	$1,010	$11,829

Deferred Annuities - Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Multi-year guaranteed annuities ("MYGA") are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2020, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2020 was 3%.
As of December 31, 2020, the distribution of the fixed rate annuity account values by crediting rate was as follows (in millions):

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value (gross)	$28	$1,014	$2,828	$418	$3	$4,291

As of December 31, 2020, the MYGA expiring guaranty account values, net of reinsurance, by year were as follows (in millions):

Year of expiry:	Account Value
2021	$667
2022	752
2023	1,111
2024	559
2025	576
Thereafter	353
Total	$4,018

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to 10% of the prior year’s value, subject to certain limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 0% to 15% of the contract value for FIAs and 0% to 10% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 6% for our fixed rate annuities as of December 31, 2020.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2020 (dollars in millions):

	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,576	11%	—%
2021	1,082	5%	4%
2022-2024	4,407	19%	6%
2025-2026	3,778	16%	7%
2027-2028	3,879	17%	9%
Thereafter	7,270	32%	11%
Total	$22,992	100%	8%

Subsequent to the penalty period, the policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal benefits by purchasing a GMWB.
We also sell single premium immediate annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.

The following table presents the deposits (also known as “sales”) on annuity policies issued for the period from June 1, 2020 through December 31, 2020 as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP”) for all policies in force for the period presented:

	Period from June 1 to December 31, 2020
	Deposits on Annuity Policies	U.S. GAAP Reserves
Products (net of reinsurance)	(In millions)
Fixed indexed annuities	$1,966	$20,239
Fixed rate annuities	631	5,144
Single premium immediate annuities	129	3,443
	$2,726	$28,826

Life Insurance. We currently offer IUL insurance policies and have previously sold universal life, term and whole life insurance products. Holders of universal life insurance policies earn returns on their policies, which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products and universal life contracts issued after March 1, 2010, are subject to an arrangement with Wilton Reassurance Company (“Wilton Re”). See section titled “Reinsurance-Wilton Re Transaction” in Item 1. Business.
As of December 31, 2020, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	2.5%-5.0%	5.0-7.5%	7.5%-10.0%	10.0-12.5%	12.5+	Total
	(In millions)
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$56	$56
1 year monthly point-to-point, S&P Index	34	—	—	—	—	34
1 year annual point-to-point with 100% par rate, S&P Index	14	1	65	226	135	441
1 year annual point-to-point with 140% par rate, S&P Index	3	4	26	—	—	33
	$51	$5	$91	$226	$191	$564

Distribution. We distribute our products through three main channels of distribution: independent agents, bank, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four-party, three stage sales process between Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact find and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 200 IMOs, representing approximately 44,000 agents. We identify "Power Partners" as those we believe have the ability to generate significant production for our F&G business. We currently have 32 Power Partners, comprised of 21 annuity IMOs and 11 life insurance IMOs. During the period from June 1, 2020 to December 31, 2020, these Power Partners accounted for approximately 88% of our sales volume. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 17 years.
Our Power Partners play an important role in the development of our products by providing feedback integral to the development process and by securing “shelf space” for new products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to involve Power Partners in the development of our products in the future.
In 2020, we launched a new set of fixed and indexed annuity products to be distributed specifically to banks and broker dealers, and gained selling agreements with some of the largest banks and broker dealers in the United States. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of IMOs who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel.
The top five states for the distribution of FGL Insurance’s products in the period from June 1, 2020 to December 31, 2020 were California, Texas, Florida, Arizona and New Jersey, which together accounted for 41% of FGL Insurance’s premiums.
Investments. Within our F&G segment, we embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
FGL Insurance, and certain subsidiaries of the F&G, entered into investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BISGA”), a wholly-owned subsidiary of Blackstone on December 1, 2017. On December 31, 2019, effective as of October 31, 2019, FGL Insurance and certain subsidiaries of the F&G entered into amended and restated IMAs (the “Restated IMAs”) with BISGA, pursuant to which BISGA was appointed as investment manager of the F&G’s general accounts (the “F&G Accounts”). Pursuant to the terms of the IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. Pursuant to the Restated IMAs, BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors. Additionally, three other subsidiaries of F&G entered into Investment Management Agreements with BISGA on substantially the same terms as the FGL Insurance IMA (the “Additional Investment Management Agreements” and collectively with the FGL Insurance IMA, the “Investment Management Agreements”).
    BISGA manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies. As of December 31, 2020, 86% of our $29 billion investment portfolio was managed by Blackstone, with 13% managed by other third parties, and the remaining 1% internally managed. BISGA appointed MVB Management, an entity owned by affiliates of our Chairman, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, MVB Management will provide investment advisory services, portfolio review, and consultation with regard to the FGL Account (and the accounts of the other F&G subsidiaries party to Investment Management Agreements) and the asset classes and markets contemplated by the investment guidelines specified in the agreement, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the subadvisory fee to MVB Management is solely the obligation of BISGA and is not an obligation of FGL Insurance or F&G. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BISGA unless FGL Insurance terminates the FGL Insurance IMA.
    F&G and certain subsidiaries entered into amended and restated Investment Management Agreements with BISGA on December 31, 2019, to be effective as of October 1, 2019, pursuant to which BISGA was appointed as investment manager of the F&G’s general accounts (the “F&G Accounts”). The IMAs amend and restate investment management agreements entered into between November 2017 and March 2018 (the “Restated IMAs”). Pursuant to the terms of the IMAs, BISGA may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the IMAs to one or more sub-managers, including its affiliates. BISGA delegated certain investment services to its affiliates, BRESSA and GSO Capital Advisors, pursuant to sub-management agreements executed between BISGA and each of BRESSA and GSO Capital Advisors.
Our investment strategy is designed to (i) achieve strong absolute returns, (ii) provide consistent yield and investment income, and (iii) preserve capital. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes. The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Additionally, we define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds.
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans ("CMLs"), residential mortgage loans, limited partnership investments, and fund investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings through our funding arrangement with the Federal Home Loan Bank of Atlanta.

Over the last year, we continued to work with BISGA and the other third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. As a result of these portfolio repositionings, we currently maintain:
•a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.8 years vs. liability duration of 6.6 years); and
•a large exposure to less rate-sensitive assets (25% of invested assets).
For further discussion of portfolio activity, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio.
Derivatives. Our FIA contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA contracts. On the anniversary dates of the FIA contracts, the market index used to compute the annual index credit under the FIA contract is reset. At such time, we purchase new one-, two-, three-, or five-year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contracts anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)". The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments term or upon early termination and the changes in fair value of open positions.
Outsourcing. Our F&G segment outsources the following functions to third-party service providers:
•new business administration (data entry and policy issue only);
•service of existing policies;
•underwriting administration of life insurance applications;
•life reinsurance administration;
•call centers;
•information technology development and maintenance;
•valuation of reinsurance liabilities held at fair value;
•investment accounting and custody; and
•co-located data centers and hosting of financial systems.
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as investment, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes. We believe that we have a good relationship with our principal outsource service providers.
Ratings. Within our F&G segment, access to funding and our related cost of borrowing, the attractiveness of certain of our products to customers and requirements for derivatives collateral posting are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.
As of the date of this Annual Report, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody’s Investors Service ("Moody's") and S&P Global Ratings ("S&P") had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend that, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.
The rating organizations may take various actions, positive or negative. Such actions are beyond the Company's control and the Company cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc. (formerly known as FGL Holdings)
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba2
Outlook		Stable	Stable	Stable
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Stable
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	bbb-	BBB-	BBB	Not Rated
Outlook	Stable	Stable	Stable
Senior Unsecured Notes	bbb-	BBB	BBB	Baa2
Outlook	Stable			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	A-	A-	Baa1
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	Baa1
Outlook		Stable	Stable	Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable
A.M. Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Item 1A. Risk Factors”.
Potential Impact of a Ratings Downgrade. F&G is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivatives agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. Please refer to "Note F. Derivative Financial Instruments" to our audited Consolidated Financial Statements for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2020, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact the Company's borrowing costs.
Risk Management. Risk management is a critical part of our business. We seek to assess risk to our business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives, (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives, (iii) identifying the levers that control the risk appetite of the company, (iv) establishing the overall limits of risk acceptable for a given risk driver, (v) establishing operational risk limits that are aligned with the tolerances, (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups, (vii) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over eight economic and insurance related risks, (viii) mitigating risks by appropriate actions and (ix) identifying, documenting and communicating key business risks in a timely fashion.
The responsibility for monitoring, evaluating and responding to risk is assigned first to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
Reinsurance. Within our F&G business, we both cede reinsurance and assume reinsurance from other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not transfer the risks of the reinsured policies.
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued and collect expense allowances in return for our administration of the ceded policies. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reimbursement from our reinsurers when we pay claims on policies that are reinsured. In instances where we assume reinsurance from another insurance company, we accept, in exchange for a reinsurance premium, a portion of the liabilities of the other insurance company under the policies that the ceding company has issued to its policyholders.
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed annually. We are able to further manage risk via funds withheld arrangements.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk and counterparty risk.
See “Item 1A. Risk Factors” for further discussion of credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton RE Transaction. Pursuant to the agreed upon terms, Wilton Re has reinsured a 100% quota share of certain FGL Insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as it satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), an unaffiliated reinsurer,  to reinsure an in-force block of its FIA and fixed deferred annuity contracts with Guaranteed Minimum Withdraw Benefit (“GMWB”) and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, the Company cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, and deposit accounting is applied.
Canada Life Transaction. Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.
Kubera Reinsurance Transactions. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), an unaffiliated reinsurer, to cede certain MYGA and deferred annuity statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore deposit accounting is applied. The application of deposit accounting for this agreement, however, results in accounting for and presentation similar to other reinsurance agreements that apply reinsurance accounting.
FGL Insurance has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes an 80% and 90% quota share percentage of these annuity plans for issue years 2013 through 2014 and 2007 and prior, respectively. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore deposit accounting is applied. For financial statement presentation, we net the deposit asset with the funds withheld liability.
The CARVM Facility. Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. These methodologies are governed by “Regulation XXX” (applicable to term life insurance policies), “Guideline AXXX” (applicable to universal life insurance policies with secondary guarantees) and the Commissioners Annuity Reserve Valuation Method, known as “CARVM” (applicable to annuities). Under Regulation XXX, Guideline AXXX and CARVM, insurers are required to establish statutory reserves for such policies that exceed economic reserves. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
FGL Insurance has a yearly renewable term indemnity reinsurance agreement with Raven Reinsurance Company ("Raven Re"), a wholly-owned subsidiary of FGL Insurance (the “Raven Reinsurance Agreement”), pursuant to which FGL Insurance ceded a 100% quota share of its CARVM liability for annuity benefits where surrender charges are waived. To collateralize its obligations under the Raven Reinsurance Agreement, Raven Re entered into a reimbursement agreement with Nomura Bank International plc (“NBI”), an affiliate of Nomura Securities International, Inc., and FGL (the “Reimbursement Agreement”) whereby a subsidiary of NBI issued trust notes and NBI issued a $295 million letter of credit that, in each case, were deposited into a reinsurance trust as collateral for Raven Re’s obligations under the Raven Reinsurance Agreement (the “NBI Facility”). Pursuant to the NBI Facility, FGL Insurance takes full credit on its statutory financial statements for the CARVM reserve ceded to Raven Re. The letter of credit facility was amended to reduce the available amount to $85 and extend the termination date to October 1, 2022, although the facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2020 Raven Re’s statutory capital and surplus was $29 in excess of the minimum level required under the Reimbursement Agreement.
F&G Life Re and F&G Cayman Re transactions. Effective December 31, 2020, FGL Insurance executed a Coinsurance Agreement with F&G Life Re Ltd. ("Reinsurer"), an affiliated Bermuda reinsurer, to reinsure a quota share of FIA policies to F&G Life Re Ltd. Concurrently, the Reinsurer and F&G Cayman Re Ltd., an affiliated reinsurer of both FGL Insurance and F&G Life Re Ltd., entered into a Retrocession Agreement. The cession from FGL Insurance to the Reinsurer is on a 100% quota share basis, net of applicable existing reinsurance and the retrocession to F&G Cayman Re Ltd. from the Reinsurer is on a 45% quota share basis. Additionally, both treaties are maintained on a funds withheld basis. FGL Insurance ceded and F&G Life Re Ltd retroceded approximately $5 billion and $2.2 billion, respectively, in certain FIA Statutory Reserves and Interest Maintenance Reserve.
All intercompany balances have been eliminated in the preparation of the accompanying consolidated financial statements. However, these agreements have a material impact on the regulatory capital position of FGL Insurance and the effective tax rate of F&G. See “Note P. Reinsurance” to the accompanying consolidated financial statements.
Regulation. FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”) and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. FGL Insurance’s principal insurance regulatory authority is the Iowa Insurance Division ("IID"); however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business including:
•licensing to transact business;
•licensing agents;
•prescribing which assets and liabilities are to be considered in determining statutory surplus;
•regulating premium rates for certain insurance products;
•approving policy forms and certain related materials;
•determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make;
•regulating unfair trade and claims practices;
•establishing reserve requirements and solvency standards;
•regulating the amount of dividends that may be paid in any year;
•regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;
•fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and
•regulating the type, amounts, and valuations of investments permitted, transactions with affiliates, and other matters.
State insurance laws and regulations require FGL Insurance, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The National Association of Insurance Commissioners ("NAIC") has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states.
The IID completed a routine examination of FGL Insurance for the five year period ending 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS completed a routine financial examination of FGL NY Insurance for the five year period ended December 31, 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The Vermont Department of Financial Regulation has completed a routine financial examination of Raven Re for the five year period ending December 31, 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed.
The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Pursuant to an order issued by the Iowa Commissioner on November

28, 2017, FGL Insurance shall not pay any dividend prior to November 28, 2020 without the prior approval of the Iowa Commissioner.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of or the NYDFS. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required RBC ratio. Dividends may only be paid out of statutory earned surplus.
In 2020, FGL Insurance paid ordinary dividends to F&G of $151.
In 2021, F&G's insurance subsidiaries will have the dividend capacity as set forth in this table:

2021
(In millions)
FGL Insurance ordinary dividend capacity	$—
F&G Life Re dividend capacity	26
FSRC dividend capacity	4
F&G Cayman Re dividend capacity	13

Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See section titled "Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could make our products less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.
FGL NY Insurance has historically not paid dividends.
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continuing licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.

It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. We ended the year with an estimated RBC ratio of over 400% for FGL Insurance. See section titled “Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2020, FGL Insurance, FGL NY Insurance and Raven Re had two, zero and two ratios outside the usual range, respectively.  The IRIS ratios for total affiliated investments to capital and surplus and change in premium for FGL Insurance were outside the usual range.  The IRIS ratio for change in premium and adequacy of investment income for Raven Re were outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGL Insurance, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance and Raven Re. FGL Insurance, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer that is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the assets, which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such assets. In addition, on January 1, 2014, the NAIC Model Credit for Reinsurance Act became effective in Iowa, which adds the concept of “certified reinsurer”, whereby a ceding insurer may take financial statement credit for reinsurance provided by an unaccredited and unlicensed reinsurer, which has been certified by the Iowa Commissioner. The Iowa Commissioner certifies reinsurers based on several factors, including their financial strength ratings, and imposes collateral requirements based on such factors. Effective January 1, 2020 reciprocal jurisdiction was added and adopted in Iowa. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers that are neither licensed nor accredited in Iowa and New York, respectively.
F&G, as the parent company of FGL Insurance and the indirect parent company of FGL NY Insurance, we and entities affiliated for purposes of insurance regulation are subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.

Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of F&G Annuities & Life, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance or FGL NY Insurance unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of our voting securities or that of F&G Annuities & Life, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance or FGL NY Insurance without the prior approval of the insurance regulators of Iowa and New York will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
FGL Insurance, FGL NY Insurance, and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2020 complied in all material respects with such regulations.
F&G Life Re is a Bermuda exempted companies incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as Class C insurers under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the BMA.
The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. In addition, the Insurance Act required BMA approval of increases in control or dispositions of control of an insurance company.
All insurers are required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration under the Insurance Act.
All insurers are required to comply with the Bermuda Insurance Code of Conduct (the “Bermuda Insurance Code”), which is a codification of best practices for insurers provided by the BMA, and to submit annually to the BMA with its statutory financial return a declaration of compliance confirming it complies with the Bermuda Insurance Code of Conduct.

The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.
The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $500,000; (ii) 1.5% of assets; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class C insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class C insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval.
F&G Life Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. If F&G Life Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as a Class C insurer, F&G Life Re must: (i) not make any payment from its long-term business fund for any purpose other than a purpose of the insurer’s long-term business, except in so far as such payment can be made out of any surplus certified by the insurer’s approved actuary to be available for distribution otherwise than to policyholders; and (ii) not declare or pay a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund, as certified by the insurer’s approved actuary, exceeds the extent (as to certified) of the liabilities of the insurer’s long-term business. In the event a dividend complies with the above, F&G Life Re must ensure the amount of any such dividend does not exceed the aggregate of (i) that excess and (ii) any other funds properly available for the payment of dividend, being funds arising out of business of the insurer other than long-term business.
Furthermore, as a Class C insurer, F&G Life Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of the insurer, as certified by its approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or its ECR and the amount of any such dividend shall not exceed that excess.
The Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
Reduction of Capital. F&G Life Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
F&G Cayman Re is licensed as a class D insurer in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”). As a regulated insurance company, F&G Cayman Re is subject to the supervision of CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
The laws and regulations of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that F&G Cayman Re is subject to may also restrict the ability of F&G Cayman Re to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
Our operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Our operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. In addition, our ability to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers and our uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
In recent years, the U.S. Securities and Exchange Commission (“SEC”) and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct operations as currently operated. Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We expect the types of FIAs that FGL Insurance and FGL NY Insurance sell will meet these requirements and; therefore, are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs.
The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are or may become applicable to us, our competitors or those entities with which we do business, including, but not limited to:
•the establishment of federal regulatory authority over derivatives;
•the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms;
•the establishment of the Federal Insurance Office;
•changes to the regulation of broker dealers and investment advisors;
•changes to the regulation of reinsurance;
•changes to regulations affecting the rights of shareholders;
•the imposition of additional regulation over credit rating agencies;
•the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and
•the clearing of derivative contracts.
Numerous provisions of the Dodd-Frank Act require the adoption of implementing rules or regulations, some of which have been implemented. In addition, the Dodd-Frank Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to:
•placing us at a competitive disadvantage relative to our competition or other financial services entities;
•changing the competitive landscape of the financial services sector or the insurance industry;
•making it more expensive for us to conduct our business;
•requiring the reallocation of significant company resources to government affairs;
•increasing our legal and compliance related activities and the costs associated therewith; or
•otherwise having a material adverse effect on the overall business climate as well as our financial condition and results of operations.

Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on investments, investment activities and insurance and annuity products of FGL Insurance and FGL NY Insurance remains unclear.
We may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the Code, including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct.
State and federal regulators have been adopting stronger consumer protection regulations that may materially impact our company, business, distribution, and products. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. The amended model regulation also requires agents to provide certain disclosures to consumers, obligates insurers to supervise agent compliance with the new best interest requirements, and prohibits sales contests or other incentives based on sales of specific annuities within a limited period of time.
At this time seven states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa, and at least another nine states are considering adoption of the revised NAIC model regulation. Management has instituted new business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the New York Department of Financial Services (NYDFS) best interest rule adopted in August 2019 which deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales. Management is monitoring a legal challenge to nullify the NYDFS rule.
On December 18, 2020 the U. S. Department of Labor (DOL) issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The rule became effective on February 16, 2021 and could materially affect IRA sales. The final rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Internal Revenue Code and sets forth a new prohibited transaction class exemption. The preamble to the final rule also contains the DOL’s reinterpretation of elements of the five-part test that may expand the scope of the test to reach more insurance agents selling IRA products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. At this time management is considering the impact of the rule on its products and agents. Further guidance is expected to be forthcoming from industry trade groups and DOL.
We believe these emerging developments relating to market conduct standards for the financial services industry may over time materially affect the way in which our agents do business, the role of IMOs, how the company supervises its distribution force, compensation practices, and liability exposure and costs. Management is monitoring these developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
New and recently passed legislation may also impact the industry in which we compete. For example, the Setting Every Community Up for Retirement Enhancement Act of 2019, Pub.L. 116-94 (the “SECURE Act”), which took effect January 1, 2020, creates an opportunity for us and our competitors to pursue sales to employer retirement plan sponsors as well as our traditional customers. In addition, we and our competitors may implement operational changes to adapt to the effect of the new legislation. See section titled “The Setting Every Community Up for Retirement Enhancement Act of 2019, may impact our business and the markets in which we compete” in Item 1A. Risk Factors.
Sustainability
We recognize our duty to conduct our business in an environmentally responsible manner. From eliminating the use of water bottles in favor of filtered water dispensers to participating in recycling programs, all of our locations are helping make a difference in the fight to save our environment.
Other sustainability efforts include records management and the use and disposal of IT equipment. We partner with vendors that have a commitment to sustainability. Our Record Management Centers are undergoing a complete digitization effort to consolidate records facilities and reduce paper. Once paper records are securely destroyed in accordance with federal, state and industry regulations, our vendor disposes of the waste in an environmentally friendly manner. Information technology asset disposal (computers, monitors, servers, mobile devices, etc.) is managed by an e-Steward certified vendor and process. After safely removing any data from the IT asset, it is either reused to maximize its lifecycle or securely recycled. Our vendor safely manages the waste stream of the thousands of pounds of electronics we retire each year.
Our commitment does not stop at our organization alone. Our Digital Strategy Initiative is another way we are making a commitment to moving the title insurance industry as a whole in a more sustainable direction. This initiative seeks to drastically reduce the amount of paper used in the closing process by using customer-focused technology at every point possible in the real estate transaction.

Human Capital Resources
Employees
As of January 31, 2021, we had 27,058 full-time equivalent employees, which includes 25,586 in our Title segment, 447 in our F&G segment and 1,025 in our Corporate and other segment. In our Title segment, we monitor our staffing levels based on current economic activity. In our F&G segment, our employee base increased approximately 26% during 2020 as our F&G business continues to grow. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Diversity
We stand committed to our philosophy that all employees deserve an inclusive workplace, one where each employee feels heard and empowered. All employees – regardless of race, ethnicity, sexual orientation or gender identification – are given equal access to opportunities throughout the organization. We believe that having a variety of employee ideas, perspectives, and experiences are key components of our success. The diversity of our employees allows us to connect to our clientele in important ways and offer them meaningful, customized products and services that resonate with their unique needs. We have a written nondiscrimination policy that is distributed to all employees as part of our employee handbook. Employees must acknowledge our employee handbook and specifically our nondiscrimination policy annually.
Our board of directors leads by example in its commitment to diversity. In 2020, Sandra D. Morgan joined our board, and in 2018, our board codified its commitment to consider all aspects of diversity when selecting new director nominees, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation by integrating it into the director selection criteria in our Corporate Governance Guidelines.
We have many women in leadership roles throughout our organization, and believe it is important to continue to develop our incredible pool of talent. Twenty-five percent of the members of FNF’s Executive Team are women and 66% of our workforce are women. Our annual Women in Leadership Program for female executives, managers, and future managers is designed to encourage and promote women into more active leadership roles within FNF.
Training and Personal Development
We believe that our employees are our greatest asset, and we are committed to providing opportunities for them to expand their knowledge base and develop opportunities for advancement, which in turn results in improved employee performance and morale.
We provide many opportunities for employees to receive training on escrow administration, title loss reduction, title underwriting, and fraud prevention. Many of our departments also provide the opportunity for our employees to receive official Continuing Education (CE) and Continuing Legal Education (CLE) credits for various state land title and legal associations. Our Commercial Sales University is a six-month training course with industry experts for new commercial sales reps.
Our Leadership Development Program helps employees advance their careers through professional development. Candidates are nominated once a year by their manager to participate in this intensive program where they are asked to prepare and present a managers’ report and to participate in the process of preparing an annual budget. In addition, the program includes thought-provoking discussions between candidates and our management team about leadership, business, the economy, and other industry-related topics. Not only do candidates gain a better understanding of our company culture and the expectations of management, they also receive an opportunity for mentorship and engagement with senior executives.
Employees also receive more general training on skills such as software training, soft skills, sales, and time management through their individual operations. We encourage our employees to join professional organizations that further their development, and provide financial assistance to do so. Some operations also offer the ability for employees to receive education reimbursement for courses or programs that they attend.
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
•changes in general economic, business, and political conditions, including changes in the financial markets and COVID-19 conditions;
•impacts to our business operations caused by the occurrence of a catastrophe, including the COVID19 outbreak
•the severity of our title insurance claims;
•downgrade of our credit rating by rating agencies;
•adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, increased mortgage defaults, or a weak U.S. economy;
•compliance with extensive government regulation of our operating subsidiaries and adverse changes in applicable laws or regulations or in their application by regulators;
•failure to successfully integrate the F&G acquisition, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the F&G acquisition will not be realized;
•potential impact of the consummation of the F&G acquisition on relationships, including employees, suppliers, customers and competitors;
•regulatory investigations of the title insurance industry;
•loss of key personnel that could negatively affect our financial results and impair our operating abilities;
•our business concentration in the States of California and Texas are the source of approximately 15.2% and 12.3%, respectively, of our title insurance premiums;
•our potential inability to find suitable acquisition candidates, as well as the risks associated with acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties integrating acquisitions;
•our dependence on distributions from our title insurance underwriters as our main source of cash flow;
•competition from other title insurance companies; and
•other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC.
 We are not under any obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the possibility that actual results may differ materially from our forward-looking statements.
 Additional Information
 Our website address is www.fnf.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Item 1A.      Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report. Any of the risks described herein could result in a significant or material adverse effect on our results of operations or financial condition.

Risk Factors Related to COVID-19, Climate Change and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
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
•the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service; or

•we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events, including but not limited to government mandates to self-quarantine, work remotely and prolonged travel restrictions. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;
•we manage our financial exposure for losses in our title insurance business and in our F&G business with third-party reinsurance. Catastrophic events could adversely affect the cost and availability of that reinsurance;
•the value of our investment portfolio may decrease if the securities in which we invest are negatively impacted by climate change, pandemic diseases, severe weather conditions and other catastrophic events.
For example, in the second and third quarters of 2020 we experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. We also experienced a decrease in the number of opened residential purchase orders and increased volatility in our investment portfolio early in the pandemic.

Risk Factors Related to Our Acquisition of F&G
Although we expect our acquisition of F&G will result in cost savings and other benefits to us, we may not realize those benefits because of integration difficulties and other challenges.
The success of our acquisition of F&G will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the merger. We may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Our failure to meet the challenges involved in successfully integrating the operations of F&G or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings could impair our operations. In addition, we anticipate that the overall integration of F&G will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter in the integration process include the following:
• the integration of management teams, strategies, technologies and operations;
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
The anticipated cost savings and other benefits assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated cost savings and other benefits may not be achieved.
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
We currently anticipate that the acquisition of F&G will be accretive to earnings per share (on an adjusted net earnings basis) during the first full calendar year after the merger. See "Non-GAAP Financial Measures" for further discussion of F&G earnings. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of our common stock.
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
• increasing our vulnerability to adverse general economic and industry conditions; and
• limiting our ability to refinance its indebtedness or increasing the cost of such indebtedness.
In addition, covenants in the debt instruments governing this indebtedness may limit how we conduct our business following the merger. If we incur additional indebtedness in the future, the risks related to our substantial indebtedness may intensify.
Lawsuits relating to the F&G acquisition could be filed against us and could adversely impact our business, financial condition and operating results.
Litigation is common in connection with acquisitions of public companies, regardless of any merits related to the claims. The outcome of the lawsuits that could be filed against us related to the F&G acquisition are uncertain, and we may not be successful in defending against these claims. While we will defend against these lawsuits, the costs of the defense and other effects of litigation could have an adverse effect on our business, financial condition and operating results.

Risk Factors Relating to the Geographic Concentrations of our Businesses
Because we are dependent upon California and Texas for approximately 15.2% and 12.3% and of our title insurance premiums, respectively, our business may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2020, California-based premiums accounted for approximately 31.2% of premiums earned by our direct operations and 0.7% of our agency premium revenues, while Texas-based premiums accounted for 15.7% of premiums earned by our direct operations and 9.2% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 15.2% and 12.3%, respectively, of our total title insurance premiums for 2020. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
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

Risk Factors Relating to Government Regulation of the Insurance Industry
Our subsidiaries must comply with extensive regulations. These regulations may increase our costs or impede or impose burdensome conditions on actions that we might seek to take to increase the revenues of those subsidiaries.
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:
•licensing requirements;
•trade and marketing practices;
•accounting and financing practices;
•disclosure requirements on key terms of mortgage loans;
•capital and surplus requirements;
•the amount of dividends and other payments made by insurance subsidiaries;
•investment practices;
•rate schedules;
•deposits of securities for the benefit of policyholders;
•establishing reserves; and
•regulation of reinsurance.
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
Our insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our business operating results and financial conditions.
Our F&G business is highly regulated and subject to numerous legal restrictions and regulations.
State insurance regulators, the NAIC and federal regulators continually reexamine existing laws and regulations and may impose changes in the future. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies, increase our claims exposure on policies we issued previously and adversely affect our profitability and financial strength. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result in, among other things, suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition.
We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies. See section titled “Regulation” in Item 1. Business for further discussion of the impact of regulations on our business.
State Regulation
Our business is subject to government regulation in each of the states in which we conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary authority, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; determine whether benefits are due; and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified which could be significant and could have a material adverse effect on our results of operations.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. We cannot predict the amount or timing of any such future assessments and therefore the liability we have established for these potential assessments may not be adequate. In addition, regulators may change their interpretation or application of existing laws and regulations such as the case with broadening the scope of carriers that must contribute towards Long Term Care insolvencies.
NAIC
Although our business is subject to regulation in each state in which we conduct business, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to cyber security regulations, best interest standards, RBC and life insurance reserves.
On June 10, 2016, the NAIC formally approved principle-based reserving for life insurance products with secondary guarantees, with an effective date of January 1, 2017. Effective October 2019, we began replacing our life insurance product portfolio to comply with the new 2017 CSO mortality requirement as well as the principle-based reserve (PBR) requirement. As of January 1, 2020 all life insurance policies sold by F&G are PBR compliant.
Our insurance subsidiaries are subject to minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate and certain other risks. Changes to statutory reserve or risk-based capital requirements may increase the amount of reserves or capital our insurance companies are required to hold and may impact our ability to pay dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. Changes currently under consideration include adding an operational risk component, factors for asset credit risk, and group wide capital calculations.
“Fiduciary” Rule Proposals
Although the DOL fiduciary rule has been vacated in total, similar rules proposed by state officials or the SEC may have an adverse effect on sales of annuity products to IRA owners particularly in the independent agent distribution channel. Compliance with such rules may require additional supervision of agents, cause changes to compensation practices and product offerings, and increase litigation risk, all of which could have adverse impact our business, results of operations and/or financial condition. Management will continue to monitor for potential action by state officials or the SEC to implement rules similar to the vacated DOL rule.
Bermuda and Cayman Islands Regulation
Our business is subject to regulation in Bermuda and the Cayman Islands, including the BMA and the CIMA. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services we may wish to offer in the future.
In particular, our reinsurance subsidiaries, F&G Life Re and F&G Re, are registered in Bermuda under the Bermuda Insurance Act and subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the EU on a “level playing field.” In connection with its initial efforts to achieve equivalency under the European Union’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission (the “EC”) granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time effective March 24, 2016, and applies from January 1, 2016.
Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions.

Risk Factors Relating to the Credit Risk of our Counterparties
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased call options.
Our F&G insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Wilton Re represents our largest reinsurance counterparty exposure. We also utilize funds withheld reinsurance counterparty risk. Under funds withheld arrangements, F&G retains possession and legal title to asset backing ceded liabilities.

Our F&G insurance subsidiaries are also exposed to credit loss in the event of non-performance by our counterparties on call options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, and by holding collateral. There can be no assurance we will not suffer losses in the event of counterparty non-performance.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $26.5 billion at December 31, 2020. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

Risk Factors Relating to Market Conditions
If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio.
Our investment portfolio is exposed to economic and financial market risks, including changes in interest rates, credit markets and prices of marketable equity and fixed-income securities. Our investment policy in our title business is designed to maximize total return through investment income and capital appreciation consistent with moderate risk of principal, while providing adequate liquidity and complying with internal and regulatory guidelines. To achieve this objective, our marketable debt investments are primarily investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. We make investments in certain equity securities and preferred stock in order to take advantage of perceived value and for strategic purposes. Economic and credit market conditions may adversely affect the ability of some issuers of investment securities to repay their obligations and affect the values of investment securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could have a material negative impact on our results of operations and financial condition.
Fixed maturities, equity securities and derivatives represent the majority of total cash and invested assets reported at fair value on our balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Expectations that our investments will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process and on assumptions a market participant would use in determining the current fair value.
The value and performance of certain of our assets are dependent upon the performance of collateral underlying these investments. It is possible the collateral will not meet performance expectations leading to adverse changes in the cash flows on our holdings of these types of securities.

Equity market volatility could negatively impact our business.
The estimated cost of providing GMWB associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net earnings (loss). The rate of amortization of deferred acquisition costs ("DAC"), deferred sales inducements ("DSI") and value of business acquired ("VOBA") relating to FIA products could also increase if equity market performance is worse than assumed and have a materially adverse impact on our results of operations and financial condition.
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
Title insurance revenue is closely related to the level of real estate activity that includes sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates.
We have found that residential real estate activity generally decreases in the following situations:
•when mortgage interest rates are high or increasing;
•when the mortgage funding supply is limited;
•when housing inventory is limited or home prices are high or increasing; and
•when the United States economy is weak, including high unemployment levels.
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 19, 2021 calculates an approximately $3.7 trillion mortgage origination market for 2020, which would be an increase from 2019 resulting primarily from increased refinance activity. However, the MBA predicts overall mortgage originations in 2020 and 2021 will decrease slightly when compared to 2019. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under 'Business Trends and Conditions' within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Interest rate risk is a significant market risk as our F&G business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. For the past several years interest rates have remained at or near historically low levels. The prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.
During periods of increasing interest rates we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition and results of operations. We have developed and maintain ALM programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
We may experience spread income compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Our expectation for future spread income is an important component in amortization of DAC, deferred sales inducements ("DSI"), and VOBA under U.S. GAAP. Significant reductions in spread income may cause us to accelerate DAC, DSI, and VOBA amortization. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
The Setting Every Community Up for Retirement Enhancement Act of 2019 may impact our business and the markets in which we compete.
The Setting Every Community Up for Retirement Enhancement Act of 2019, Pub.L. 116-94 (the “SECURE Act”), was signed into law on December 20, 2019 as part of the Further Consolidated Appropriations Act, 2020 and went into effect in certain respects as early as January 1, 2020. The SECURE Act contains provisions that may impact our F&G insurance subsidiaries, including: elimination of the “stretch IRA” (funds from inherited IRAs must now be fully withdrawn by beneficiaries within 10 years of the account owner’s death and, as a result, IRAs may be less desirable to our customers, and our administrative system for handling distributions from IRAs invested in our annuity products may need to be updated to reflect the shortened distribution period for IRA beneficiaries); elimination of age limit for making traditional IRA contributions; raising of the age for required minimum distributions from IRAs from 70½ to 72 (particularly impacting our administrative system for handling distributions from IRAs invested in our annuity products); expansion of 401K plan eligibility for part-time workers; creation of new employer protections for offering annuities, including a fiduciary safe harbor for employer retirement plan sponsors that wish to add in-plan annuity products (particularly impacting how we and our competitors may now sell annuity products to employers or provide certifications necessary to meet the SECURE Act fiduciary safe harbor requirements); and lowering of barriers for offering multiple employer plans. The SECURE Act changes may also affect, to some extent, the length of time that IRA assets remain in our annuity products. While we cannot predict whether, or to what extent, the SECURE Act will ultimately impact us, the SECURE Act may have implications for our business operations and the markets in which we compete. See section titled “F&G - Regulation” in Item 1. Business.

Risk Factors Relating to Our Business
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $4,495 million, or 8.9% of our total assets, as of December 31, 2020. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. In the year ended December 31, 2018, we recorded $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment. For the years ended December 31, 2020 and 2019, no goodwill impairment charge was recorded. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
The pattern of amortizing our DAC, DSI, and VOBA balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.
Amortization of our DAC, DSI and VOBA balances depends on the actual and expected profits generated by the respective lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. Any difference in actual experience versus expected results could require us to, among other things, accelerate the amortization of DAC, DSI and VOBA that would reduce profitability for such lines of business in the current period.
For additional information, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.
We may face losses if our actual experience differs significantly from our reserving assumptions.
Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting rates for our products and establishing liabilities for future life insurance and annuity policy benefits and claims. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may reduce our profitability and impact our financial strength.
We have minimal experience to date on policyholder behavior for our GMWB products that we began issuing in 2008. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. Based on experience on GMWB utilization, which continues to emerge, we updated our GMWB utilization assumption during 2019, with a favorable impact on reserves. We will continue to monitor the GMWB utilization assumption and update our best estimate as applicable.
See Item 7 of Part II of this Annual Report, under. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.

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
Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2021, our title insurers may pay dividends or make distributions to us of approximately $551 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. If there is a delay in our third-party providers’ introduction of our new products or if our third-party providers are unable to service our customers appropriately, we may experience a loss of business that could have a material adverse effect on our results of operations. In addition, our reliance on third-party service providers that we do not control does not relieve us of our responsibilities and requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in us becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect our reputation and sales of our products.
See section titled "Outsourcing” in Item 1. Business for functions we outsource to third-party service providers.

If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
Within our F&G operating segment, we must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that offer a larger variety of products than we do. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that require us to record additional charges to our claims loss reserve. There are currently pending several large claims, which we believe can be defended successfully without material loss payments. However, if unanticipated material payments are required to settle these claims, it could result in or contribute to additional charges to our claim loss reserves. These loss events are unpredictable and adversely affect our earnings.
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
Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s, and Demotech. Our F&G insurance subsidiaries are rated by A.M. Best, Fitch, Moody's, and S&P. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to continued periodic review by rating agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
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

General Risk Factors
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
We operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.
Our F&G insurance subsidiaries operate in a highly competitive industry and encounter significant competition in all of our product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than us and that may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than us. Competition could result in, among other things, lower sales or higher lapses of existing products.
Our annuity products compete with fixed indexed, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. The ability of banks and broker dealers to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Our ability to compete is dependent upon, among other things, our ability to develop competitive and profitable products, our ability to maintain low unit costs, and our maintenance of adequate financial strength ratings from rating agencies. Our ability to compete is also dependent upon, among other things, our ability to attract and retain distribution channels to market our products, the competition for which is vigorous.
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
We are involved from time to time in various legal proceedings, including in some cases class-action lawsuits and regulatory inquiries, investigations or other proceedings. If we are unsuccessful in our defense of litigation matters or regulatory proceedings, we may be forced to pay damages, fines or penalties and/or change our business practices, any of which could have a material adverse effect on our business and results of operations. See Note H Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further discussion of pending litigation and regulatory matters and our related accrual.

Item 1B.     Unresolved Staff Comments
None.

Item 2.      Properties
Our corporate headquarters are in Jacksonville, Florida in owned facilities. Our F&G headquarters are in Des Moines, Iowa in leased facilities.
The majority of our branch offices are leased from third parties. See Note S Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 45 states, Washington, DC, Canada and India.

Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note H. Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF".
On January 29, 2021, the last reported sale price of our common stock on the New York Stock Exchange was $36.30. We had approximately 6,325 shareholders of record on January 29, 2021.
Refer to Note W. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2020. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2015, with dividends reinvested over the periods indicated.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

Fidelity National Financial, Inc.	100.00	100.51	164.87	136.44	202.95	182.30
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	109.11	157.67	133.55	172.50	164.66

Dividends
Dividends declared on our common stock for the two most recent fiscal years are as follows:

	Year Ended December 31,
	2020	2019
	Cash Dividends per Share
First quarter	$0.33	$0.31
Second quarter	0.33	0.31
Third quarter	0.33	0.31
Fourth quarter	0.36	0.33
On February 17, 2021, our Board of Directors formally declared a $0.36 per FNF share cash dividend that is payable on March 31, 2021 to FNF shareholders of record as of March 17, 2021.
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
Since we are a holding company, our ability to pay dividends will depend largely on the ability of our subsidiaries to pay dividends to us, and the ability of our title insurance subsidiaries to do so is subject to, among other factors, their compliance with applicable insurance regulations. As of December 31, 2020, $2,559 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance in the states where our title insurance subsidiaries are domiciled. During 2021, our directly owned title insurance subsidiaries can pay dividends or make distributions to us of approximately $551 million without prior approval. The limits placed on such subsidiaries’ abilities to pay dividends affect our ability to pay dividends.
Purchases of Equity Securities by the Issuer
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2020, we repurchased a total of 7,450,000 FNF common shares for an aggregate amount of $244 million or an average of $32.75 per share. Subsequent to December 31, 2020 and through market close on February 19, 2021, we repurchased a total of 400,000 shares for $16 million, or an average of $40.00 under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 10,630,000 FNF common shares for an aggregate amount of $366 million, or an average of $34.43 per share. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the following 12 months, based on market conditions.

The following table summarizes repurchases of equity securities by FNF during the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020 - 1/31/2020	—	$—	—	22,220,000
2/1/2020 - 2/29/2020	150,000	40.30	150,000	22,070,000
3/1/2020 - 3/31/2020	3,100,000	28.40	3,100,000	18,970,000
4/1/2020 - 4/30/2020	400,000	24.39	400,000	18,570,000
5/1/2020 - 5/31/2020	—	—	—	18,570,000
6/1/2020 - 6/30/2020	—	—	—	18,570,000
7/1/2020 - 7/31/2020	—	—	—	18,570,000
8/1/2020 - 8/31/2020	—	—	—	18,570,000
9/1/2020 - 9/30/2020	—	—	—	18,570,000
10/1/2020 - 10/31/2020	—	—	—	18,570,000
11/1/2020 - 11/30/2020	1,600,000	35.35	1,600,000	16,970,000
12/1/2020 - 12/31/2020	2,200,000	37.85	2,200,000	14,770,000
Total	7,450,000	$32.75	7,450,000
(1)    On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018. Under the stock repurchase program, we may repurchase up to 25 million shares of our FNF common stock through July 31, 2021.
(2)    As of the last day of the applicable month.

Item 6.     Selected Financial Data
The information set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Certain reclassifications have been made to the prior year amounts to conform with the 2020 presentation.
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
Prior to November 17, 2017, our common stock was comprised of two tracking stocks, FNF Group common stock and FNFV Group common stock.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions, except share data)
Operating Data:
Revenue	$10,778	$8,469	$7,594	$7,663	$7,257
Expenses:
Personnel costs	2,951	2,696	2,538	2,460	2,275
Agent commissions	2,749	2,258	2,059	2,089	1,998
Other operating expenses	1,759	1,681	1,801	1,781	1,648
Benefits & other policy reserve changes	866	—	—	—	—
Depreciation and amortization	296	178	182	183	160
Provision for title claim losses	283	240	221	238	157
Interest expense	90	47	43	48	64
	8,994	7,100	6,844	6,799	6,302
Earnings before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	1,784	1,369	750	864	955
Income tax expense	322	308	120	235	347
Earnings before equity in earnings of unconsolidated affiliates	1,462	1,061	630	629	608
Equity in earnings of unconsolidated affiliates	15	15	5	10	14
Earnings from continuing operations, net of tax	1,477	1,076	635	639	622
(Loss) Earnings from discontinued operations, net of tax	(25)	—	—	155	70
Net earnings	1,452	1,076	635	794	692
Less: net earnings attributable to noncontrolling interests	25	14	7	23	42
Net earnings attributable to FNF common shareholders	$1,427	$1,062	$628	$771	$650

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions, except share data)
Per Share Data:
Basic net earnings per share attributable to FNF Group common shareholders	$5.02	$3.89	$2.30	$2.44	$2.40
Basic net earnings (loss) per share attributable to FNFV Group common shareholders				$1.68	$(0.06)
Weighted average shares outstanding FNF Group, basic basis	284	273	273	271	272
Weighted average shares outstanding FNFV Group, basic basis				65	67
Diluted net earnings per share attributable to FNF Group common shareholders	$4.99	$3.83	$2.26	$2.38	$2.34
Diluted net earnings (loss) per share attributable to FNFV Group common shareholders				$1.63	$(0.06)
Weighted average shares outstanding FNF Group, diluted basis	286	277	278	278	280
Weighted average shares outstanding FNFV Group, diluted basis				67	70
Dividends declared per share of FNF Group common stock	$1.35	$1.26	$1.20	$1.02	$0.88
Balance Sheet Data:
Investments (1)	$35,047	$4,384	3,549	$3,371	$3,782
Cash and cash equivalents (2)	2,719	1,376	1,257	1,110	1,049
Total assets	50,455	10,677	9,301	9,151	14,521
Notes payable	2,662	838	836	759	987
Reserve for title claim losses	1,623	1,509	1,488	1,490	1,487
Redeemable NCI	—	344	344	344	344
Equity	8,392	5,365	4,628	4,467	6,898
Book value per share FNF Group (3)	$28.80	$20.71	$18.05	$17.53	$22.81
Book value per share FNFV Group (3)					$15.54
Other Data:
Orders opened by direct title operations (in 000's)	2,950	2,066	1,818	1,942	2,184
Orders closed by direct title operations (in 000's)	2,052	1,448	1,315	1,428	1,575
Provision for title insurance claim losses as a percent of title insurance premiums (4)	4.5%	4.5%	4.5%	4.9%	3.3%
______________________________________
(1)Investments as of December 31, 2020, 2019, 2018, 2017, and 2016, include securities pledged to secured trust deposits of $456 million, $422 million, $426 million, $367 million, and $544 million, respectively.
(2)Cash and cash equivalents as of December 31, 2020, 2019, 2018, 2017, and 2016 include cash pledged to secured trust deposits of $270 million, $384 million, $412 million, $475 million, and $331 million, respectively.
(3)Book value per share is calculated as equity at December 31 of each year presented divided by actual shares outstanding at December 31 of each year presented.
(4)Includes the effects of the release of $97 million of excess reserves in the quarter ended December 31, 2016.

Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in millions, except per share data)
2020
Revenue	$1,612	$2,420	$2,976	$3,770
(Loss) earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	(86)	401	539	930
Net (loss) earnings attributable to FNF common shareholders	(57)	309	378	801
Basic (loss) earnings per share attributable to FNF common shareholders	(0.22)	1.12	1.30	2.74
Diluted (loss) earnings per share attributable to FNF common shareholders	(0.22)	1.11	1.29	2.73
Dividends paid per share FNF common stock	0.33	0.33	0.33	0.36
2019
Revenue	$1,722	$2,144	$2,241	$2,362
Earnings from continuing operations before income taxes, equity in earnings of unconsolidated affiliates, and noncontrolling interest	264	353	313	439
Net earnings attributable to FNF common shareholders	206	266	250	340
Basic earnings per share attributable to FNF common shareholders	0.75	0.97	0.92	1.24
Diluted earnings per share attributable to FNF common shareholders	0.74	0.96	0.90	1.22
Dividends paid per share FNF common stock	0.31	0.31	0.31	0.33

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
Recent Developments
Acquisition of F&G
On June 1, 2020, we completed the acquisition of F&G for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement").
For additional information on our acquisition of F&G refer to Note B Acquisitions.
Business Trends and Conditions
Title
Our Title segment revenue is closely related to the level of real estate activity that includes sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
We have found that residential real estate activity is generally dependent on the following factors:
•mortgage interest rates;
•mortgage funding supply;
•housing inventory and home prices;
•supply and demand for commercial real estate; and
•the strength of the United States economy, including employment levels.
While we cannot predict the severity and duration of the negative impacts related to the outbreak of COVID-19, the most recent forecast of the MBA, as of February 19, 2021, estimated (actual for fiscal year 2019) the size of the U.S. residential mortgage originations market as shown in the following table for 2019 - 2023 in its "Mortgage Finance Forecast" (in trillions):

	2023	2022	2021	2020	2019
Purchase transactions	$1.7	$1.6	$1.6	$1.4	$1.2
Refinance transactions	$0.5	$0.6	$1.4	$2.3	$1.0
Total U.S. mortgage originations forecast	$2.2	$2.2	$3.0	$3.7	$2.2
As of January 20, 2021, the MBA expects residential purchase transactions to steadily increase in 2021 and beyond from 2020 levels. Additionally the MBA expects residential refinance transactions to steadily decrease in 2021 and beyond as interest rates are expected to rise. The MBA expects overall mortgage originations to decrease in 2021 and thereafter.
On March 11, 2020, the World Health Organization declared that the novel coronavirus or COVID-19 “can be characterized as a pandemic,” which is defined as a worldwide spread of a new disease for which most people do not have immunity. On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Through the year ended December 31, 2020, mortgage interest rates continued to decline to below 3.0%. Concerns over a slowing global economy and the impact of a prolonged trade war, now combined with the worldwide COVID-19 pandemic, have resulted in significant uncertainty in the economic outlook. However, existing-home sales climbed month-over-month and year-over-year between September 2020 and December 2020, showing strong signs of a market turnaround after three consecutive months of sales declines caused primarily by the ongoing pandemic, according to the National Association of Realtors.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the U.S was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but as of December 31, 2020, the unemployment rate had risen to 6.7%. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. As of December 31, 2020, the Consumer Confidence Index had fallen by 33% from its February 2020 highs.

In 2019, total originations were reflective of a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Concerns over a slowing global economy and the impact of a prolonged trade war resulted in interest rate cuts in the second half of the year, which significantly increased refinance transactions and slightly increased purchase transactions when compared to 2018. Additionally, existing home sales increased in each quarter of 2019. Average interest rates on 30-year fixed rate mortgages, averaged 4.4% in the first quarter of 2019 but subsequently decreased in the following three quarters to an average of 3.7% in the fourth quarter of 2019.
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
See Item 1A of Part I of this Annual Report for further discussion of risk factors related to COVID-19.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020 deviated from historical patterns due to COVID-19. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
Geographic Operations. Our direct title operations are divided into approximately 180 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,400 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$958	15.2%	$764	14.3%	$681	13.9%
Texas	778	12.3	734	13.8	707	14.4
Florida	540	8.6	492	9.2	432	8.8
Illinois	312	5.0	273	5.1	271	5.5
New York	262	4.2	311	5.8	310	6.3
All others	3,448	54.7	2,768	51.8	2,510	51.1
Totals	$6,298	100.0%	$5,342	100.0%	$4,911	100.0%

F&G
We acquired F&G on June 1, 2020. The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 pandemic
While continuously evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions may continue or worsen in the near term. At this time, it is not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have an adverse effect on our F&G segment's, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on its sales of new policies. F&G is monitoring the impact of COVID-19 on its investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts our F&G segment's, results of operations, financial condition, liquidity or prospects will depend on future developments which cannot be predicted.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part I of this Annual Report for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2020, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a more detailed discussion of interest rate risk.
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
Industry Factors and Trends Affecting Our Results of Operations
Demographics and macroeconomic factors are increasing the demand for our FIA and IUL products. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 17% in 2020 to 21% in 2035.
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
Reserve for Title Claim Losses
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2020	%	December 31, 2019	%
	(in millions)		(in millions)
Known claims	$226	13.9%	$176	11.7%
IBNR	1,397	86.1	1,333	88.3
Total Reserve for Title Claim Losses	$1,623	100.0%	$1,509	100.0%
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
Our process for recording our reserves for title claim losses begins with analysis of our loss provision rate. We forecast ultimate losses for each policy year based upon historical policy year loss emergence and development patterns and adjust these to reflect policy year and policy type differences that affect the timing, frequency and severity of claims. We also use a technique that relies on historical loss emergence and on a premium-based exposure measurement. The latter technique is particularly applicable to the most recent policy years, which have few reported claims relative to an expected ultimate claim volume. After considering historical claim losses, reporting patterns and current market information, and analyzing quantitative and qualitative data provided by our legal, claims and underwriting departments, we determine a loss provision rate, which is recorded as a percentage of current title premiums. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.  Any significant adjustments to strengthen or release loss reserves resulting from the comparison with our actuarial analysis are made in addition to this loss provision rate.  At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision and subtracting actual paid claims, resulting in an amount that management then compares to the range of reasonable estimates provided by the actuarial calculation.
We recorded our loss provision rate at 4.5% for the year ended December 31, 2020. Our average loss provision rate was 4.5% for the years ended December 31, 2020, 2019 and 2018. Of such annual loss provision rates, 4.5%, for each of the years ended December 31, 2020, 2019 and 2018, respectively, related to losses on policies written in the current year, and the remainder, if any related to developments on prior year policies. The provision rate in 2020, 2019, and 2018 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, better claims expense management, better mechanic’s lien underwriting practices, and better fraud awareness by lenders, title insurers and settlement agents.
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
The table below presents our title insurance loss development experience for the past three years:

	2020	2019	2018
	(In millions)
Beginning balance	$1,509	$1,488	$1,490
Change in reinsurance recoverable	34	1	—
Claims loss provision related to:
Current year	283	240	221
Prior years	—	—	—
Total title claim loss provision	283	240	221
Claims paid, net of recoupments related to:
Current year	(11)	(11)	(10)
Prior years	(192)	(209)	(213)
Total title claims paid, net of recoupments	(203)	(220)	(223)
Ending balance of claim loss reserve for title insurance	$1,623	$1,509	$1,488
Title premiums	$6,298	$5,342	$4,911

	2020	2019	2018
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2020	$120	$122	$(39)	$203
Year ended December 31, 2019	139	112	(31)	220
Year ended December 31, 2018	140	118	(35)	223

As of December 31, 2020 and 2019, our recorded reserves were $1,623 million and $1,509 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $62 million above the mid-point of the provided range of $1.4 billion to $1.8 billion of our actuarial estimates as of December 31, 2020. Our recorded reserves were $34 million above the mid-point of the provided range of our actuarial estimates of $1.3 billion to $1.7 billion as of December 31, 2019.
During 2020, 2019, and 2018, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2005-2008. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2009 through 2020 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies, which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 11,800 claims at December 31, 2019 to approximately 10,700 claims at December 31, 2020. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $63 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2020 title premiums of $6,298 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2020, would result in an increase (decrease) in our provision for title claim losses of approximately $162 million.
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the period ended December 31, 2020 on the fixed annuity products averaged 4%, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits and certain GMDB riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We began issuing our GMWB products in 2008, and future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2020 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$20,239	$—	$20,239
Fixed rate annuities	5,149	(850)	4,299
Immediate annuities	3,443	(137)	3,306
Universal life	1,748	(988)	760
Traditional life	2,149	(1,199)	950
Total	$32,728	$(3,174)	$29,554
Certain FIA and UL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Consolidated Statements of Earnings.
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable.
Our fixed maturity securities have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. Management utilizes information from independent pricing services, who take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note D Fair Value of Financial Instruments and Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the period ended December 31, 2020, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
As discussed in Note P Reinsurance of our Consolidated Financial Statements included in Item 8 of Part II of this Report, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. Fair value movements in the funds withheld balances associated with this arrangement create an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source and hierarchy level as of December 31, 2020.

	As of December 31, 2020
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$1,823	$24,883	$1,167	$27,873
Priced via independent broker quotations	—	—	2,095	2,095
Priced via other methods	—	—	5	5
Total	$1,823	$24,883	$3,267	$29,973
% of Total	6%	83%	11%	100%

Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2020 and 2019, goodwill was $4,495 million and $2,727 million, respectively. The majority of our goodwill as of December 31, 2020 relates to goodwill recorded in connection with the Chicago Title merger in 2000, our acquisition of ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note N Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. As a result of our analysis, $3 million of goodwill impairment related to a real estate brokerage subsidiary in our Corporate and other segment was recorded in the year ended December 31, 2018. For the years ended December 31, 2020 and 2019, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value. As of December 31, 2020, we have determined that our title segment goodwill has a fair value, which substantially exceeds its carrying value. On June 1, 2020 we acquired our F&G segment, resulting in additional goodwill of $1,751 million.

VOBA, DAC and DSI
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (VOBA), DAC, and DSI.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital, and is sensitive to assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses.
DAC consists principally of commissions. Additionally, acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI consists of contract enhancements such as premium and interest bonuses credited to policyholder account balances.
DAC, DSI, and VOBA are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.
For annuity and IUL products, DAC, DSI and VOBA are generally being amortized in proportion to estimated gross profits from net investment spread margins, surrender charges and other product fees, policy benefits, maintenance expenses, mortality, and recognized gains and losses on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, DAC, DSI and VOBA amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities, cost to fund policy obligations, and level of expenses necessary to maintain the polices over their entire lives.
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

(Dollars in millions)	As of December 31, 2020
A change to the long-term interest rate assumption of -50 basis points	$(25)
A change to the long-term interest rate assumption of +50 basis points	19
An assumed 10% increase in surrender rate	(1)
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

Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI that consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames, state licenses and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. Contractual relationships are generally amortized over their contractual life. VODA is an intangible asset that represents the value of an existing distribution network and is amortized using the sum of years digits method. Trademarks and tradenames are generally amortized over ten years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded no impairment expense to other intangible assets during the years ended December 31, 2020 and 2019. We recorded $3 million in impairment expense to other intangible assets during the year ended December 31, 2018. The impairment in 2018 primarily relates to an acquired customer relationship asset in our Title segment.
Accounting for Income Taxes
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
Refer to Note V Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$2,699	$2,381	$2,221
Agency title insurance premiums	3,599	2,961	2,690
Escrow, title-related and other fees	3,092	2,584	2,615
Interest and investment income	900	225	177
Recognized gains and losses, net	488	318	(109)
Total revenues	10,778	8,469	7,594
Expenses:
Benefits and other changes in policy reserves	866	—	—
Personnel costs	2,951	2,696	2,538
Agent commissions	2,749	2,258	2,059
Other operating expenses	1,759	1,681	1,801
Depreciation and amortization	296	178	182
Provision for title claim losses	283	240	221
Interest expense	90	47	43
Total expenses	8,994	7,100	6,844
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,784	1,369	750
Income tax expense	322	308	120
Equity in earnings of unconsolidated affiliates	15	15	5
Net earnings from continuing operations	$1,477	$1,076	$635
 Revenues.
Total revenues increased by $2,309 million in 2020 compared to 2019, primarily attributable to increases in both direct and agency premiums, increases in escrow title-related and other fees and increases in interest and investment income and recognized gains on our investment holdings. Total revenue in 2019 increased $875 million compared to 2018, primarily attributable to increases in both our direct and agency premiums, increases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings, partially offset by a decrease in escrow, title-related and other fees.
See Note L Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations increased by $401 million in 2020 compared to 2019, and increased by $441 million in 2019 compared to 2018.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $900 million, $225 million, and $177 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in 2020 as compared to 2019 is primarily attributable to the addition of our F&G segment, partially offset by decreased interest income from lower average balances of cash and cash equivalents and short term investments, and lower investment yields as a result of declining interest rates year-over-year. The increase in 2019 as compared to 2018 is primarily attributable to increased fixed maturity interest income due to an increased average fixed maturity portfolio balance, increased interest income from our tax-deferred property exchange business, and increased interest income from a higher average balance of cash and cash equivalents and short term investments portfolio balance compared to the prior year, partially offset by lower investment yields as a result of declining interest rates year-over-year. The effective return on average invested assets, excluding realized gains and losses, was 4.1%, 5.5%, and 5.1% for the years ended December 31, 2020, 2019, and 2018, respectively.
Recognized gains and (losses), net totaled $488 million, $318 million, and $(109) million for the years ended December 31, 2020, 2019, and 2018, respectively. Recognized gains and (losses), net for the year ended December 31, 2020 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $208 million, realized gains on derivatives of $192 million, gains on sales of fixed maturity, preferred and equity securities of $148 million, losses on other assets of $25 million and losses on mortgage loans of $32 million. Recognized gains and losses, net for the year ended December 31, 2019 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $316 million, non-cash valuation gains on other long-term investments of $11 million, gains on sales of equity securities of $10 million, partially offset by impairments of lease assets of $8 million, net realized losses of $5 million on sales and maturities of fixed maturity investment securities, and $7 million of other net realized losses. Recognized gains and losses, net for the year ended December 31, 2018 are primarily attributable to non-cash valuation losses on equity and preferred security holdings of $95 million, losses on sales of equity securities of $21 million, and asset impairments of $7 million, partially offset by net realized gains of $3 million on sales and maturities of preferred and fixed maturity investment securities and $9 million of other realized gains.
See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated interest and investment income and realized gains and losses.

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
Income tax expense was $322 million, $308 million,and $120 million for the years ended December 31, 2020, 2019, and 2018 respectively. Income tax expense as a percentage of earnings before income taxes was 18.0%, 22.5%, and 16.0% in the years ended December 31, 2020, 2019, and 2018 respectively. The decrease in income tax expense as a percentage of earnings before taxes in 2020 when compared to 2019 is primarily attributable to valuation allowance releases and the tax status change recorded by F&G in 2020. The increase in income tax expense as a percentage of earnings before taxes in 2019 when compared to 2018 is primarily attributable to the residual impacts of the Tax Cuts and Jobs Act in 2018.

Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Direct title insurance premiums	$2,699	$2,381	$2,221
Agency title insurance premiums	3,599	2,961	2,690
Escrow, title-related and other fees	2,782	2,389	2,204
Interest and investment income	151	202	170
Recognized gains and losses, net	143	326	(110)
Total revenues	9,374	8,259	7,175
Expenses:
Personnel costs	2,778	2,562	2,444
Agent commissions	2,749	2,258	2,059
Other operating expenses	1,536	1,509	1,421
Depreciation and amortization	149	154	154
Provision for title claim losses	283	240	221
Interest expense	1	—	—
Total expenses	7,496	6,723	6,299
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$1,878	$1,536	$876
Orders opened by direct title operations (in thousands)	2,950	2,066	1,818
Orders closed by direct title operations (in thousands)	2,052	1,448	1,315
Fee per file (in dollars)	$2,067	$2,511	$2,585

Total revenues for the Title segment increased by $1,115 million, or 14%, in the year ended December 31, 2020 when compared to 2019. Total revenues increased by $1,084 million or 15% in the year ended December 31, 2019 when compared to 2018. The increase in the year ended December 31, 2020 as compared to 2019 is primarily attributable to increases in both our direct and agency premiums, and increases in escrow, title-related and other fees, partially offset by decreases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings. The increase in the year ended December 31, 2019 as compared to 2018 is primarily attributable to increases in both our direct and agency premiums, increases in escrow, title-related and other fees, increases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
			(Dollars in Millions)
Title premiums from direct operations	$2,699	42.9%	$2,381	44.6%	$2,221	45.2%
Title premiums from agency operations	3,599	57.1	2,961	55.4	2,690	54.8
Total title premiums	$6,298	100.0%	$5,342	100.0%	$4,911	100.0%

Title premiums increased by 18% in the year ended December 31, 2020 as compared to 2019. The increase is comprised of an increase in Title premiums from direct operations of $318 million, or 13%, and an increase in Title premiums from agency operations of $638 million, or 22%. Title premiums increased 9% in the year ended December 31, 2019 as compared to 2018. The increase was a result of an increase in premiums from direct operations of $160 million, or 7%, and an increase in premiums from agency operations of $271 million, or 10%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2020	2019	2018
Opened title insurance orders from purchase transactions (1)	39.0%	56.7%	68.5%
Opened title insurance orders from refinance transactions (1)	61.0	43.3	31.5
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	39.8%	57.6%	68.2%
Closed title insurance orders from refinance transactions (1)	60.2	42.4	31.8
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the year ended December 31, 2020 as compared to 2019. The increase is primarily attributable to an increase in total closed order volume, driven by an increase in refinance order volume, partially offset by a decline in total fee per file. Title premiums from direct operations increased in 2019, primarily due to an increase in closed order volumes, partially offset by a decrease in the average fee per file. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced an increase in closed title insurance order volumes from purchase transactions and refinance transactions in the year ended December 31, 2020 as compared to 2019. Total closed order volumes were 2,052,000 in the year ended December 31, 2020 compared to 1,448,000 in the year ended December 31, 2019, an overall increase of 41.7%. The increase in refinance transactions in the 2020 is primarily due to lower average interest rates when compared to 2019. Closed order volumes were 1,448,000 in the year ended December 31, 2019 compared with 1,315,000 in the year ended December 31, 2018, an increase of 10.1%. The increase in closed order volumes was primarily attributable to increased residential refinance activity as a result of lower mortgage interest rates in the year ended December 31, 2019 compared to 2018.
Total opened title insurance order volumes increased in the year ended December 31, 2020, as compared to 2019. The increase in the year ended 2020 was attributable to increased opened title orders from purchase and refinance transactions.
The average fee per file in our direct operations was $2,067 in the year ended December 31, 2020, compared to $2,511 in the year ended December 31, 2019. The decrease in average fee per file in 2020 as compared to 2019 reflects an increased proportion of refinance transactions relative to total closed orders and a weaker commercial market compared to the corresponding prior year period. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. The average fee per file in our direct operations in the year ended December 31, 2018 was $2,585. The decrease in the year ended 2019 as compared to 2018 reflects the increase in residential refinance activity in 2018, partially offset by an increase in the average fee per file in both commercial and residential purchase transactions.
Title premiums from agency operations increased $638 million, or 22%, in the year ended December 31, 2020 as compared to 2019, and increased $271 million, or 10%, in the year ended December 31, 2019 as compared to 2018. The current trends in the agency business reflect an improving residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $393 million, or 16%, in the year ended December 31, 2020 as compared to 2019, and increased by $185 million, or 8%, in the year ended December 31, 2019 as compared to 2018. Escrow fees, which are more closely related to our direct operations, increased by $271 million, or 30%, in the year ended December 31, 2020, as compared to 2019, and increased $72 million, or 9%, in the year ended December 31, 2019 as compared to 2018 . The increases in the year ended December 31, 2020 as compared to 2019 is primarily due to stronger residential refinance revenue, which has relatively higher escrow fees than residential purchase and commercial transactions. The increase in the year ended December 31, 2019 as compared to 2018 is primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased by $122 million, or 8%, in the year ended December 31, 2020 as compared to 2019, and increased $113 million, or 8%, in the year ended December 31, 2019 compared to 2018. The increase in Other fees in the year ended December 31, 2020 as compared to 2019 was primarily driven by an increase in revenue related to our ServiceLink business in addition to increases in various individually immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $51 million, or 25%, in the year ended December 31, 2020, as compared to 2019, and increased $32 million in the year ended December 31, 2019 as compared to 2018. The decrease in the year ended December 31, 2020 as compared to 2019 was primarily driven by a decline in interest income related to the Company's tax-deferred property exchange business and a decline in interest on cash and short-term investments, due to a decline in short-term rates in 2020 as compared to 2019. The increase in the year ended December 31, 2019 as compared to 2018 was primarily attributable to increased fixed maturity interest income due to an increased average fixed maturity portfolio balance, increased interest income from our tax-deferred property exchange business, and increased yield on our cash and cash equivalents and short term investments.
Recognized gains and losses, net, decreased $183 million in the year ended December 31, 2020 as compared to 2019, and increased $436 million in the year ended December 31, 2019 as compared to 2018. The decrease in the year ended December 31, 2020 as compared to 2019, and the increase in the year ended December 31, 2019 as compared to 2018 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $216 million, or 8%, in the year ended December 31, 2020, as compared to 2019, and increased $118 million, or 5% in the year ended December 31, 2019 as compared to 2018. The increases in the year ended December 31, 2020 as compared to 2019, and the year ended December 31, 2019 as compared to 2018 are primarily attributable to increased commissions driven by the increases in year-over-year closed title order volumes. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51%, 54% and 55% for the years ended December 31, 2020, 2019 and 2018, respectively. Average employee count in the Title segment was 24,638, 23,484 and 23, 165 in the years ended December 31, 2020, 2019 and 2018, respectively.
Other operating expenses increased by $27 million, or 2%, in the year ended December 31, 2020 as compared to 2019, and increased $88 million, or 6%, in the year ended December 31, 2019 compared to 2018. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28%, 32% and 32% in the years ended December 31, 2020, 2019 and 2018, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$3,599	100.0%	$2,961	100.0%	$2,690	100.0%
Agent commissions	2,749	76.4	2,258	76.3	2,059	76.5
Net retained agent premiums	$850	23.6%	$703	23.7%	$631	23.5%

The claim loss provision for title insurance was $283 million, $240 million, and $221 million for the years ended December 31, 2020, 2019, and 2018 respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

F&G
Segment Overview
Through our wholly owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal life and annuity products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our FIAs provide for pre-retirement wealth accumulation and post-retirement income management. Our IUL products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents, and beginning in 2020, independent broker dealers and banks.
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
    Annuity and Life Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales are recorded as deposit liabilities (i.e. contractholder funds) within the Company's Consolidated Financial Statements included in Item 8 of Part II of this Annual Report in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

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
Non-GAAP Financial Measures
Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. Reconciliations of such measures to the most comparable GAAP measures, if a comparable GAAP measure exists, are included herein.
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
Amounts attributable to the fair value accounting for derivatives hedging the FIA and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of FIA-

related derivatives, embedded derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
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

F&G Results of Operations
The following table presents the results of operations of our F&G segment for the period presented (in millions):

Period from June 1 to December 31, 2020
Revenues:
Life insurance premiums and other fees (a)	$138
Interest and investment income	743
Recognized gains and losses, net	352
Total revenues	1,233
Expenses:
Benefits and other changes in policy reserves	866
Personnel costs	65
Other operating expenses	75
Depreciation and amortization	123
Interest expense	18
Total expenses	1,147
Earnings from continuing operations, before income taxes	86
Federal income tax (expense) benefit	77
State income tax expense	(2)
Net earnings from continuing operations	$161
Loss from discontinued operations, net of tax	(25)
Net earnings (loss) attributable to common shareholders	$136
(a) Included within Escrow, title-related and other fees in Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment for the period presented (in millions):

Period from June 1 to December 31, 2020
Fixed index annuities ("FIA")	$2,006
Fixed rate annuities ("MYGA")	629
Institutional spread based	100
Total annuity	$2,735

Index universal life ("IUL")	$31

Flow reinsurance	$122
•FIA sales were strong during the seven months ended December 31, 2020 and reflect disciplined pricing to achieve profit and capital targets.
•MYGA sales during the seven months ended December 31, 2020 were driven by the low interest rate environment.
•Institutional spread based products reflect funding agreements with Federal Home Loan Bank, under an investment strategy.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect insurance premiums for traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Consolidated Statements of Earnings for the period presented (in millions):

Period from June 1 to December 31, 2020
Traditional life insurance	$13
Life-contingent immediate annuity	10
Surrender charges	13
Cost of insurance fees and other income	102
Life insurance premiums and other fees	$138
•Traditional life insurance premiums for the seven months ended December 31, 2020 are primarily related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of rider.
•Immediate annuity premiums for the seven months ended December 31, 2020 reflect policyholder behavior for annuitizations as well as FGL Insurance's reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera").
•Cost of insurance fees and other income for the seven months ended December 31, 2020 primarily reflect GMWB rider fees of $72 million and COI charges on IUL policies of $49 million, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the period presented (in millions):

Period from June 1 to December 31, 2020
Fixed maturity securities, available-for-sale	$643
Equity securities	42
Mortgage loans	50
Other investments	84
Gross investment income	819
Investment expense	(76)
Interest and investment income	$743

Our net investment spread and AAUM for the period presented are summarized as follows (annualized) (dollars in millions):

Period from June 1 to December 31, 2020
Yield on AAUM (at amortized cost)	4.66%
Alternative investment yield adjustment	0.07%
Adjusted yield on AAUM	4.73%
Less: Interest credited and option cost	(1.99)%
Net investment spread	2.74%
AAUM	$27,322
•AAUM for the seven months ended December 31, 2020 reflect net new business asset flows.
•The $743 million NII for the seven months ended December 31, 2020 was primarily driven by $643 million in fixed maturity securities, $84 million in other investments and $50 million in mortgage loans, partially offset by $(76) million in investment expenses.
•Net investment spread for the seven month period ended December 31, 2020 is in line with pre-merger historical trends.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the period presented (in millions):

Period from June 1 to December 31, 2020
Net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$179
Change in allowance for expected credit losses	(19)
Net realized and unrealized gains on certain derivatives instruments	237
Change in fair value of reinsurance related embedded derivatives	(53)
Change in fair value of other derivatives and embedded derivatives	8
$352

•For the seven months ended December 31, 2020, net realized gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of trading gains and mark-to-market movement on our equity securities.
•Allowance for expected credit losses increased during the period, primarily related to residential mortgage loans.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio.
•For the seven months ended December 31, 2020, net realized and unrealized gains on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products. See the table below for primary drivers of gains (losses) on certain derivatives.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the period presented (dollars in millions):

Period from June 1 to December 31, 2020
Call Options:
Gains on option expiration	$62
Change in unrealized gains	167
Futures contracts:
Gains on futures contracts expiration	21
Change in unrealized losses	(6)
Foreign currency forward:
Losses on foreign currency forward	(7)
Total net change in fair value	$237

Annual Point-to-Point Change in S&P 500 Index during the period	23%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the seven months ended December 31, 2020 on options settled during the period.

•The change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P 500 Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts for the seven months ended December 31, 2020 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.
The average index credits to policyholders are as follows for the period presented:

Period from June 1 to December 31, 2020
Average Crediting Rate	3%
S&P 500 Index:
Point-to-point strategy	5%
Monthly average strategy	2%
Monthly point-to-point strategy	—%
3 year high water mark	19%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates), which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the seven months ended December 31, 2020 were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods. Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves for the period presented (in millions):

Period from June 1 to December 31, 2020
FIA embedded derivative impact	$317
Index credits, interest credited & bonuses	319
Annuity payments	74
Other policy benefits and reserve movements	156
Total benefits and other changes in policy reserves	$866
•The FIA fair value option liability increased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change in non-performance spread increased the FIA embedded derivative liability by $205 million during the seven months ended December 31, 2020, partially offset by a $63 million decrease in the liability due to movement of risk-free rates in both periods. The remaining change in the market value of the derivative assets hedging our FIA policies was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•The index credits, interest credited & bonuses were primarily due to index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.

Personnel Costs and Other Operating Expenses
Below is a summary of Personnel Costs and Other Operating Expenses for the period presented (in millions):

Period from June 1 to December 31, 2020
Personnel costs	$65
Other operating expenses	75
Total personnel costs and other operating expenses	$140
•Personnel costs for the seven months ended December 31, 2020 primarily reflect employee-related expenses.
•Other operating expenses during the period reflect certain operating expenses other than personnel costs and non-deferred acquisition costs.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization for the period presented (in millions):

Period from June 1 to December 31, 2020
Amortization of DAC, VOBA, and DSI	$131
Interest	(22)
Unlocking	(2)
Amortization of other intangible assets and other depreciation	16
Total depreciation and amortization	$123
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the seven months ended December 31, 2020 is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) for the period presented (dollars in millions):

Period from June 1 to December 31, 2020
Income (loss) before taxes	$86

Income tax benefit before valuation allowance	(21)
Change in valuation allowance	(54)
Income tax expense (benefit)	$(75)
Effective rate	(87)%
•Income tax benefit for the period ended December 31, 2020 was $75 million. The income tax benefit was primarily driven by various valuation allowance releases as a result of merger activity, partially offset by taxes on income. See "Note V - Income Taxes" for further information.

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations attributable to common shareholders to Adjusted net earnings from continuing operations attributable to common shareholders for the period presented (in millions):

Period from June 1 to December 31, 2020
Net earnings from continuing operations attributable to common shareholders	$161
Non-GAAP adjustments:
Recognized gains and losses, net	(45)
Indexed product related derivatives	111
Purchase price amortization	16
Transaction costs and other nonrecurring items	21
Income tax benefit on non-GAAP adjustments	(29)
Adjusted net earnings from continuing operations attributable to common shareholders	$235
•Adjusted net earnings for the seven months ended December 31, 2020 primarily reflects net investment income for the period, partially offset by changes in benefits and other policy reserves and other expenses. Adjusted net earnings includes $14 million of net favorable actual to expected mortality within the single premium immediate annuity ("SPIA") line of business and $72 million of other notable items primarily related to a favorable income tax benefit.

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
As of December 31, 2020, the fair value of our investment portfolio was approximately $31 billion and was divided among the following asset class and sectors (dollars in millions):

	December 31, 2020
	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$45	—%
United States Government sponsored entities	106	—%
United States municipalities, states and territories	1,309	4%
Foreign Governments	140	—%
Corporate securities:
Finance, insurance and real estate	4,572	15%
Manufacturing, construction and mining	936	3%
Utilities, energy and related sectors	2,762	9%
Wholesale/retail trade	2,106	7%
Services, media and other	2,793	9%
Hybrid securities	963	3%
Non-agency residential mortgage-backed securities	694	2%
Commercial mortgage-backed securities	2,806	9%
Asset-backed securities	6,267	20%
Total fixed maturity available for sale securities	25,499	81%
Equity securities (a)	1,047	3%
Commercial mortgage loans	926	3%
Residential mortgage loans	1,123	4%
Other (primarily derivatives and limited partnerships)	2,153	8%
Short term investments	456	1%
Total investments	$31,204	100%
(a) Includes investment grade non-redeemable preferred stocks ($853 million).
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

As of December 31, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $25 billion. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	December 31, 2020
Rating	Fair Value	Percent
AAA	$488	2%
AA	1,590	6%
A	7,040	28%
BBB	9,669	38%
Not rated (b)	4,336	17%
Total investment grade	23,123	91%
BB	1,493	6%
B and below (a)	612	2%
Not rated (b)	271	1%
Total below investment grade	2,376	9%
	$25,499	100%
(a) Includes $106 million of non-agency RMBS that carry a NAIC 1 designation.
(b) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
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
The table below presents our fixed maturity securities by NAIC designation as of December 31, 2020 (dollars in millions):

	December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,696	$12,370	49%
2	9,753	10,659	42%
3	1,373	1,595	6%
4	616	700	3%
5	162	174	—%
6	1	1	—%
	$23,601	$25,499	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of December 31, 2020 (dollars in millions):

	December 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$4,268	16%
Banking	2,592	10%
Whole loan collateralized mortgage obligation ("CMO")	2,343	9%
ABS other	1,873	7%
Life insurance	1,657	6%
Electric	1,548	6%
Municipal	1,308	5%
CMBS	795	3%
Technology	784	3%
Healthcare	658	2%
	$17,826	67%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2020
(In millions)	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$111	$112
Due after one year through five years	1,055	1,107
Due after five years through ten years	1,808	1,918
Due after ten years	11,436	12,489
	$14,410	$15,626
Other securities, which provide for periodic payments:
Asset-backed securities	$5,941	$6,267
Commercial-mortgage-backed securities	2,468	2,806
Residential mortgage-backed securities	782	800
	$9,191	$9,873
Total fixed maturity available-for-sale securities	$23,601	$25,499
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $68 million and $94 million as of December 31, 2020.

The following tables summarizes our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2020 (dollars in millions):

	December 31, 2020
NAIC Designation:	Fair Value	Percent of Total
1	$153	94%
2	1	1%
3	2	1%
4	3	2%
5	3	2%
6	—	—%
	$162	100%

NRSRO:
AAA	$1	1%
AA	4	2%
A	17	10%
BBB	17	10%
Not rated - Above investment grade (a)	19	12%
BB and below	104	65%
	$162	100%

Vintage:
2007	37	23%
2006	43	27%
2005 and prior	82	50%
	$162	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS Exposure
As of December 31, 2020, our ABS exposure was largely composed of CLOs, which comprised 68% of all ABS holdings. These exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral. The remainder of our ABS exposure was largely diversified by underlying collateral and issuer type, including automobile and home equity receivables.
As of December 31, 2020, the non-CLO exposure represents 32% of total ABS assets, or 6% of total invested assets and the CLO and non-CLO positions were trading at a net unrealized gain position of $247 million and $79 million, respectively. The following table summarize our ABS exposure (dollars in millions):

	December 31, 2020
Asset Class	Fair Value	Percent
ABS CLO	$4,268	68%
ABS auto	26	—%
ABS other	1,973	32%
Total ABS	$6,267	100%

Municipal Bond Exposure

Our municipal bond exposure is a combination of general obligation bonds (fair value of $241 million and an amortized cost of $229 million as of December 31, 2020) and special revenue bonds (fair value of $1,067 million and amortized cost of $1,014 million as of December 31, 2020).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 91% of our municipal bond exposure is rated NAIC 1.

Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Recognized gains and losses, net in the Consolidated Statements of Earnings.
LTV and DSC ratios are utilized as part of the review process described above. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.5 times, and a weighted average LTV ratio of 47%. See Note E to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our LTV and DSC ratios.
F&G's RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RML's have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RML's as those that are 90 or more days past due and/or in nonaccrual status, which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2020, were as follows (in millions):

	December 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$5	$—	$—	$5
United States Government sponsored agencies	11	23	—	—	23
United States municipalities, states and territories	14	117	—	(2)	115
Corporate securities:
Finance, insurance and real estate	21	347	—	(3)	344
Utilities, energy and related sectors	12	185	—	(3)	182
Wholesale/retail trade	11	86	—	(1)	85
Services, media and other	13	221	—	(7)	214
Hybrid securities	1	1	—	—	1
Non-agency residential mortgage backed securities	29	32	(1)	(1)	30
Commercial mortgage backed securities	19	51	—	(3)	48
Asset backed securities	66	517	—	(18)	499
Total fixed maturity available for sale securities	201	1,585	(1)	(38)	1,546
Equity securities	1	16	—	—	16
Total investments	202	$1,601	$(1)	$(38)	$1,562
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $38 million as of December 31, 2020. Most components of the portfolio exhibited price appreciation as credit spreads narrowed during the period, offset by increases in treasury rates. The total amortized cost of all securities in an unrealized loss position was $1,601 million as of December 31, 2020. The average market value/book value of the investment category with the largest unrealized loss position was 97% for Asset backed securities as of December 31, 2020. In aggregate, Asset backed securities represented 47% of the total unrealized loss position as of December 31, 2020.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2020, were as follows (dollars in millions):

	December 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$102	$95	$(6)	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	102	95	(6)	(1)

Below investment grade:
Less than six months	1	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	—	—	—	—
Total	4	$102	$95	$(6)	$(1)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At December 31, 2020, our watch list included four securities in an unrealized loss position with an amortized cost of $102 million, allowance for expected credit losses of $6 million, unrealized losses of $1 million and a fair value of $95 million. The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 36 structured securities with a fair value of $65 million to which we had potential credit exposure as of December 31, 2020. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $3 million as of December 31, 2020.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2020.
As of December 31, 2020, we also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2020, refer to Note E to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to Item 7A. of Part II of this Annual Report.
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
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.
See Note F to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our derivatives and our exposure to credit loss on call options.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues:
Escrow, title-related and other fees	$172	$195	$411
Interest and investment income	6	23	7
Recognized gains and losses, net	(7)	(8)	1
Total revenues	171	210	419
Expenses:
Personnel costs	108	134	94
Other operating expenses	148	172	380
Depreciation and amortization	24	24	28
Interest expense	71	47	43
Total expenses	351	377	545
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(180)	$(167)	$(126)
The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $39 million, or 19% in the year ended December 31, 2020 as compared 2019, and decreased $209 million, or 50%, in the year ended December 31, 2019 compared to 2018. The decrease in the year ended December 31, 2020 as compared to 2019 is primarily attributable to valuation losses associated with our deferred compensation plan assets in 2020 and decreased interest and investment income of $17 million associated with a year-over-year reduction in cash holdings. The decrease in the year ended December 31, 2019 as compared to 2018 is primarily attributable to the sale of a real estate brokerage subsidiary in the third quarter of 2018, partially offset by increased revenue associated with the valuation of deferred compensation assets.
Personnel costs in the Corporate and Other segment decreased $26 million, or 19% in the year ended December 31, 2020 as compared to 2019, and increased $40 million, or 43%, in the year ended December 31, 2019 compared to 2018. The decrease in the year ended December 31, 2020 as compared to 2019 is attributable to the aforementioned decrease in the valuation of deferred compensation plan assets compared to the corresponding period in 2019. The increase in the year ended December 31, 2019 as compared to 2018 is primarily attributable to increased valuation of deferred compensation plan assets, increased costs resulting from growth of our real estate technology subsidiaries, and increased severance expense related to the departure of certain executives.
Other operating expenses in the Corporate and Other segment decreased $24 million, or 14%, in the year ended December 31, 2020 as compared to 2019, and decreased $208 million, or 55% in the year ended December 31, 2019 as compared to 2018. The decrease in the year ended December 31, 2020 as compared to 2019 is primarily attributable to the reverse termination fee paid in 2019 related to the abandoned Stewart Information Services Corporation acquisition, partially offset by F&G acquisition costs in 2020. The decrease in the year ended December 31, 2019 as compared to 2018 is primarily attributable to the sale of a real estate brokerage subsidiary, which is partially offset by the aforementioned reverse termination fee related to the abandoned Stewart Information Services Corporation acquisition of $50 million.
Interest expense increased $24 million, or 51%, in the year ended December 31, 2020 as compared to 2019, and increased $4 million, or 9%, in the year ended December 31, 2019 as compared to 2018. The increase in the year ended December 31, 2020 as compared to 2019 is primarily attributable to increased average debt outstanding in 2020 associated with the Term Loan Credit Agreement, our 3.40% Notes and our 2.45% Notes. The increase in the year ended December 31, 2019 as compared to 2018 is primarily attributable to interest associated with our 4.50% Notes issued in August 2018.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $1.35 per share in 2020, or approximately $389 million to our common shareholders. On February 17, 2021, our Board of Directors declared cash dividends of $0.36 per share, payable on March 31, 2021, to FNF common shareholders of record as of March 17, 2021. On December 7, 2020 and January 25, 2021, certain of our wholly-owned subsidiaries entered into subscription agreements to purchase in the aggregate $650 million of common stock in two newly incorporated special purpose acquisition companies. These special purpose acquisition companies are expected to consummate their respective initial business combinations in the first half of 2021. For more information related to the subscription agreements, refer to Note A Basis of Financial Statements in Item 8 of Part II of this Annual Report. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments.
As of December 31, 2020, we had cash and cash equivalents of $2,719 million, short term investments of $769 million and available capacity under our Revolving Credit Facility of $800 million. On April 22, 2020 we entered into the Term Loan Agreement, which provided for a $1.0 billion, 364 day delayed-draw, term loan. On June 1, 2020, in connection with the completion of our F&G acquisition, we drew down the full $1.0 billion in principal to fund a portion of the acquisition. On June 12, 2020 we completed our underwritten public offering of $650 million aggregate principal amount of our 3.40% Notes pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to repay $640 million of the outstanding principal amount under the Term Loan. On July 31, 2020, we repaid an additional $100 million of the principal amount under the Term Loan Agreement. On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds from the 2.45% Notes offering, consisting of $260 million, to repay all of our outstanding indebtedness under the Term Loan. On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by its minority owners. As of the purchase date ServiceLink is a wholly owned subsidiary of FNF. On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. Additionally, on October 29, 2020, we terminated the F&G Credit Agreement. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Amended Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2020, $2,559 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2021 of approximately $551 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.

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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2020, 2019, 2018 were $1,578 million, $1,121 million, and $943 million respectively. The increase in cash provided by operating activities of $457 million in 2020 as compared to 2019 is primarily attributable to the increase in pre-tax earnings in 2020 and the addition of interest credited to contractholder account balances of $750 million in 2020, partially offset by deferred policy acquisition costs and deferred sales inducements of $266 million in 2020, charges assessed to contactholders for mortality and administration of $100 million in 2020, and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes. The increase in cash provided by operations of $178 million in 2019 as compared to 2018 is primarily attributable to the increase in pre-tax earnings in 2019 and the timing of receipts and payments of payables, partially offset by the timing of receipts and payments of prepaid assets, receivables and income taxes. Included in net earnings in 2019 is the reverse termination fee paid in connection with the abandoned Stewart Information Services Corporation merger of $50 million.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2020, 2019, and 2018 were $2,331 million, $520 million, $354 million respectively. The increase in cash used in investing activities of $1,811 million in 2020 as compared to 2019 is primarily attributable to the net cash outflow of $1,076 million associated with the F&G acquisition, increased purchases of investment securities of $4.1 billion and additional investments in unconsolidated affiliates of $293 million , partially offset by increased sales, calls, and maturities of investment securities of $2,761 million, sales and maturities of short-term investments of $540 million and increased distributions from unconsolidated affiliates of $195 million. The increased activity related to purchases, sales and calls of investment securities in the 2020 period is primarily associated with our F&G segment. The increase in cash used in investing activities of $166 million in 2019 as compared to 2018 is primarily attributable to a decrease in net cash inflow from proceeds from calls and maturities of investment securities, partially offset by reduced purchases of investment securities.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $110 million, $96 million, and $83 million for the year ended December 31, 2020, 2019, and 2018 respectively.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the year ended December 31, 2020, 2019, and 2018 were $2,096 million and $(482) million, and $(442) million respectively. The increase in cash provided by financing activities of $2,578 million as compared to 2019 is primarily attributable to cash inflows from the offerings of our 3.40% Notes of $648 million and 2.45% Notes of $593 million, and increased cash inflows from contractholder account deposits of $2,967 million, partially offset by increased cash outflows from contractholder withdrawals of $1,327 million, increased purchases of treasury stock of $150 million and the purchase of the outstanding Class A units of ServiceLink held by minority owners of $90 million. The increased activity in contractholder deposits and withdrawals in the 2020 period is associated with our F&G segment. The increase in cash used in financing activities of $40 million in the 2019 as compared to 2018 is primarily attributable to increased purchases of treasury stock of $66 million, a decrease in the change in net borrowing activity of $72 million, a decrease in net change of secured trust deposits of $23 million, increased dividends paid of $16 million, and increased other financing activities of $25 million, partially offset by increased exercise of stock options of $20 million and the payment of the equity portion of debt conversions settled in cash of $142 million in the 2018 period.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.
Contractual Obligations.  Our long term contractual obligations generally include our loss reserves, our credit agreements and other debt facilities and operating lease payments on certain of our premises and equipment.

As of December 31, 2020, our required annual payments relating to these contractual obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Notes payable principal repayment	$—	$400	$—	$—	$550	$1,700	$2,650
Operating lease payments	147	113	82	53	21	31	447
Pension and other benefit payments	15	14	13	12	11	90	155
Annuity and universal life products	2,738	2,770	2,926	2,402	2,368	26,611	39,815
Title claim loss estimated payments	190	190	184	147	102	776	1,589
Interest on fixed rate notes payable	109	109	80	87	87	290	762
Total	$3,199	$3,596	$3,285	$2,701	$3,139	$29,498	$45,418
As of December 31, 2020, we had title insurance reserves of $1,623 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
•future mortgage interest rates, which will affect the number of real estate and refinancing transactions and; therefore, the rate at which title insurance claims will emerge;
•the legal environment whereby court decisions and reinterpretations of title insurance policy language to broaden coverage could increase total obligations and influence claim payout patterns;
•events such as fraud, escrow theft, multiple property title defects, foreclosure rates and individual large loss events that can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments; and
•loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments.
Based on historical title insurance claim experience, we anticipate the above payment patterns. The uncertainty and variation in the timing and amount of claim payments could have a material impact on our cash flows from operations in a particular period.
We sponsor certain frozen pension and other post-retirement benefit plans. See Note W. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the on market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 7,450,000 shares of FNF common stock during the year ended December 31, 2020 for approximately $244 million, or an average of $32.75 per share. Subsequent to December 31, 2020 and through market close on February 19, 2021, we repurchased a total of 400,000 shares for $16 million, or an average of $40.00 under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 10,630,000 FNF common shares for $366 million, or an average of $34.43 per share. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the following 12 months, based on market conditions. During the period from October 28, 2020 through January 7, 2021, we purchased 4,200,000 FNF common shares for approximately $155 million.
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
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $26.5 billion and $18.7 billion at December 31, 2020 and 2019, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.

We have unfunded investment commitments as of December 31, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E Investments and Note H Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
FHLB Collateral. We are currently a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and are required to maintain a collateral deposit that backs any funding agreements issued. We use these funding agreements as part of a spread enhancement strategy. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes and mortgage-backed securities are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2020, we had $1,203 million in non-putable funding agreements included under contract owner account balances on our consolidated balance sheet. As of December 31, 2020, we had assets with a fair value of approximately $1,471 million, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2020, $491 million collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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
At December 31, 2020, we had $2,662 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2020, we held $995 million in marketable equity securities (not including our investments in preferred securities of $1,341 million and our investments in unconsolidated affiliates of $1,294 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 3.9% of total liabilities at December 31, 2020) is not included in the hypothetical effects.
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments, which are naturally exposed to a variety of market risks. They are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2020 and December 31, 2019, are as follows:
 Interest Rate Risk
At December 31, 2020, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $1.3 billion as compared with a (decrease) increase of $86 million at December 31, 2019.
The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring allowances for credit losses, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Within our F&G segment, liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
At December 31, 2020, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $196 million, as compared with an increase (decrease) of $81 million at December 31, 2019.
Interest Rate Risk Related to our F&G Segment
Interest rate risk is the F&G segment's primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from F&G's holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of F&G's insurance liabilities are backed by fixed maturity securities.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2020, is summarized as follows:

(Dollars in millions)
Duration (years)	Amortized Cost	% of Total
0-4	$13,976	48%
5-9	5,528	19%
10-14	5,027	17%
15-19	3,955	14%
20-25	596	2%
Total	$29,082	100%
Equity Price Risk Related to our F&G Segment
Our F&G segment is primarily exposed to equity price risk through certain insurance products, specifically those products with GMWB. F&G offers a variety of FIA contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index. The estimated cost of providing GMWB incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in F&G's net earnings. The rate of amortization of intangibles related to FIA products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
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
The derivatives are used to fund the FIA contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA hedging program does not explicitly hedge GAAP income volatility, the FIA hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market and risk-free rates. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges, which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, F&G incurs a raw hedging loss.
See Note F Derivative Financial Instruments in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by F&G's net investment spread earnings and futures income. See "Non-GAAP Financial Measures" for further information. For the seven months ended December 31, 2020, the annual index credits to policyholders on their anniversaries was $178 million. Proceeds received at expiration on options related to such credits was $185 million.
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
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. F&G's major source of credit risk arises predominantly in its insurance operations’ portfolios of debt and similar securities. The fair value of F&G's fixed maturity portfolio totaled $25 billion at December 31, 2020. F&G's credit risk materializes primarily as impairment losses. F&G is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on its capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, F&G is exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. F&G has adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the Iowa Code. F&G reviews the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note F in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our exposure to credit loss.

F&G also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, F&G diversifies exposures among many reinsurers and limits the amount of exposure to each based on credit rating. F&G also generally limits selection of counterparties with which to do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, F&G ensures that collateral is obtained to mitigate risk of loss. The following table presents F&G's reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2020:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,481	A+	Not Rated	A+	Not Rated
Kubera Insurance (SAC) Ltd	810	Not Rated	Not Rated	Not Rated	Not Rated
Security Life of Denver	165	Not Rated	A+	A	A3
Hannover Re	134	A+	AA-	Not Rated	Not Rated
London Life	108	A+	Not Rated	AA	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2020 that would require an allowance for uncollectible amounts.
For information on concentrations of reinsurance risk, refer to Note P Reinsurance.
For information on counter party risk associated with our title business, refer to Note H Commitments and Contingencies.
Use of Estimates and Assumptions
The preparation of our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments Related to our F&G Segment
As of December 31, 2020, our F&G segment’s most significant investment in one industry, excluding United States ("U.S.") and Foreign Government securities, was its investment securities in the Banking industry with a fair value of $2,592 million or 8% of the invested assets portfolio and an amortized cost of $2,434 million. As of December 31, 2020, F&G’s holdings in this industry include investments in 107 different issuers with the top ten investments accounting for 36% of the total holdings in this industry. As of December 31, 2020 F&G had one issuer, Blackstone Wave Asset Holdco, in which investments exceeded 10% of shareholders' equity. F&G's largest concentration in any single issuer as of December 31, 2020 was Blackstone Wave Asset Holdco with a total fair value of $507 million or 2% of the invested assets portfolio. Blackstone Wave Asset Holdco is a special purpose vehicle that holds investments in numerous limited partnership investments. Those limited partnership investments are further diversified by holding interest in multiple individual investments and industries.
Concentrations of Financial and Capital Markets Risk Related to our F&G Segment
Our F&G segment is exposed to financial and capital markets risk, including changes in interest rates and credit spreads, which can have an adverse effect on its results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of F&G’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring F&G to liquidate assets in an unrealized loss position. F&G attempts to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by F&G’s products. F&G expects to continue to face these challenges and uncertainties that could adversely affect its results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of F&G Annuities & Life, Inc. which is included in the 2020 consolidated financial statements of the Company and constituted 78.7% and 48.5% of total and net assets, respectively, as of December 31, 2020 and 11.4% and 9.6% of revenue and net income respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of F&G Annuities & Life, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss Provision Rate Assumption related to the Reserve for Title Claim Losses
Description of the Matter
The Company’s reserve for title claim losses totaled $1.62 billion as of December 31, 2020. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
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
To evaluate the judgment used by management in determining the loss provision rates, among other procedures, we considered claim loss history, industry trends, current legal environment and geographic considerations, and how management assessed these factors in the current period as compared to prior periods. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in performing an evaluation of the Company’s current year loss provision rates compared with those used in prior periods, as well as a review of loss development experience for prior years. We also independently calculated a range of reasonable reserve estimates which we compared to management’s recorded reserve for title claim losses.

Assumptions related to initial valuation of intangible asset Value of Business Acquired (VOBA)
Description of the Matter
The Company’s intangible asset VOBA totaled $1.47 billion as of December 31, 2020. The intangible asset relates to the acquisition of FGL Holding at June 1, 2020 and was established at $1.85 billion. As discussed in Note A to the consolidated financial statements, VOBA represents the portion of the purchase price allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date and is calculated as the differences between the amount recorded as insurance contract liabilities and the estimated fair value of in-force contracts.
                                                                                                                                  Auditing the valuation of the Company’s VOBA establishment was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the in force contracts. In particular, the fair value estimate of the in force contracts was sensitive to significant assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses. There is significant uncertainty inherent in determining these assumptions.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over Management’s process for the establishment of VOBA. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions described above.

To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the VOBA, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the industry. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes in these assumptions.

Valuation of Investments in Securities
Description of the Matter
The Company’s fair value of fixed maturity securities totaled $27.6 billion as of December 31, 2020. The fair value of a subset of these securities, including asset backed securities and bonds, is based on non-binding broker quotes as described in Note D to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes is a significant unobservable input, which creates greater subjectivity when determining the fair values.

Auditing the fair value of the securities valued by brokers was especially challenging because determining the fair value is complex and highly judgmental and involves using inputs and assumptions that are not directly observable in the market.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s valuation process for broker-quoted securities. These controls included management’s evaluation of the broker-quoted values compared to an independently calculated range of values.

To test the fair value of the securities, we utilized the support of our valuation specialists which included, among other procedures, independently calculating a reasonable range of fair values for a sample of securities based on independently obtained information or available transaction data for similar securities. We compared these ranges to management’s estimates of fair value for the selected securities.

Assumptions related to Fixed Indexed Annuity Embedded Derivative Liability
Description of the Matter
As of December 31, 2020, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $3.4 billion. Certain of the Company’s fixed indexed annuity contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Note D to the consolidated financial statements.

Auditing the valuation of the Company’s fixed indexed annuity embedded derivative was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative. In particular, the fair value was sensitive to the significant assumptions used to determine future policy growth including the mortality, surrender rates, partial withdrawals, non-performance spread, and option cost. There is significant uncertainty inherent in determining the mortality, surrender rates, partial withdrawals, non-performance spread and option cost assumptions.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.

To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared policyholder behavior assumptions to prior actual experience and management’s estimate of prospective changes in the assumptions. In addition, we compared the nonperformance spread and option costs assumptions to observable market data. We performed an independent recalculation of the embedded derivative for a sample of products for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017

Jacksonville, Florida
March 1, 2021

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2020 and December 31, 2019, net of allowance for credit losses of $19 and $0, respectively, and includes pledged fixed maturity securities of $455 and $410, respectively, related to secured trust deposits	$27,587	$2,090
Preferred securities, at fair value	1,341	323
Equity securities, at fair value	995	811
Derivative investments	548	—
Mortgage loans, net of allowance for credit losses of $39 at December 31, 2020	2,031	—
Investments in unconsolidated affiliates	1,294	131
Other long-term investments	482	153
Short-term investments, at December 31, 2020 and December 31, 2019 includes pledged short-term investments of $1 and $12, respectively, related to secured trust deposits	769	876
Total investments	35,047	4,384
Cash and cash equivalents, at December 31, 2020 and December 31, 2019 includes $270 and $384, respectively, of pledged cash related to secured trust deposits	2,719	1,376
Trade and notes receivables, net of allowance of $28 and $20 at December 31, 2020 and December 31, 2019, respectively	437	346
Reinsurance recoverable, net of allowance for credit losses of $21 at December 31, 2020	3,211	—
Goodwill	4,495	2,727
Prepaid expenses and other assets	997	432
Lease assets	374	410
Other intangible assets, net	2,264	422
Title plants	404	404
Property and equipment, net	180	176
Assets of discontinued operations	327	—
Total assets	$50,455	$10,677
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$28,718	$—
Future policy benefits	4,010	—
Accounts payable and accrued liabilities	2,402	1,094
Notes payable	2,662	838
Reserve for title claim losses	1,623	1,509
Funds withheld for reinsurance liabilities	806	—
Secured trust deposits	711	791
Lease liabilities	414	442
Income taxes payable	56	10
Deferred tax liability	300	284
Liabilities of discontinued operations	361	—
Total liabilities	42,063	4,968
Commitments and Contingencies:
Redeemable non-controlling interest by 21% minority holder of ServiceLink Holdings, LLC (see Note R)	—	344
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2020 and December 31, 2019; outstanding of 291,448,627 and 275,563,436 as of December 31, 2020 and December 31, 2019, respectively, and issued of 322,622,948 and 292,236,476 as of December 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,720	4,581
Retained earnings	2,394	1,356
Accumulated other comprehensive earnings	1,304	43
Less: Treasury stock, 31,174,321 shares and 16,673,040 shares as of December 31, 2020 and December 31, 2019, respectively, at cost	(1,067)	(598)
Total Fidelity National Financial, Inc. shareholders’ equity	8,351	5,382
Non-controlling interests	41	(17)
Total equity	8,392	5,365
Total liabilities, redeemable non-controlling interest and equity	$50,455	$10,677
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Direct title insurance premiums	$2,699	$2,381	$2,221
Agency title insurance premiums	3,599	2,961	2,690
Escrow, title-related and other fees	3,092	2,584	2,615
Interest and investment income	900	225	177
Recognized gains and losses, net	488	318	(109)
Total revenues	10,778	8,469	7,594
Expenses:
Personnel costs	2,951	2,696	2,538
Agent commissions	2,749	2,258	2,059
Other operating expenses	1,759	1,681	1,801
Benefits and other changes in policy reserves	866	—	—
Depreciation and amortization	296	178	182
Provision for title claim losses	283	240	221
Interest expense	90	47	43
Total expenses	8,994	7,100	6,844
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,784	1,369	750
Income tax expense	322	308	120
Earnings before equity in earnings of unconsolidated affiliates	1,462	1,061	630
Equity in earnings of unconsolidated affiliates	15	15	5
Net earnings from continuing operations	1,477	1,076	635
Net loss from discontinued operations, net of tax	(25)	—	—
Net earnings	1,452	1,076	635
Less: Net earnings attributable to non-controlling interests	25	14	7
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,427	$1,062	$628
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$5.11	$3.89	$2.30
Net loss from discontinued operations attributable to FNF common shareholders	(0.09)	—	—
Net earnings per share attributable to FNF common shareholders, basic	$5.02	$3.89	$2.30
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$5.08	$3.83	$2.26
Net loss from discontinued operations attributable to FNF common shareholders	(0.09)	—	—
Net earnings per share attributable to FNF common shareholders, diluted	$4.99	$3.83	$2.26

Weighted average shares outstanding FNF common stock, basic basis	284	273	273
Weighted average shares outstanding FNF common stock, diluted basis	286	277	278
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2020	2019	2018
Net earnings	$1,452	$1,076	635
Other comprehensive earnings:
Unrealized gain (loss) on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	1,310	56	(11)
Unrealized gain on investments in unconsolidated affiliates (2)	3	5	3
Unrealized gain (loss) on foreign currency translation (3)	10	4	(8)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(73)	(9)	—
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	(3)	—	—
Minimum pension liability adjustment (6)	14	—	1
Other comprehensive earnings	1,261	56	(15)
Comprehensive earnings	2,713	1,132	620
Less: Comprehensive earnings attributable to non-controlling interests	25	14	7
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$2,688	$1,118	$613
_______________________________________

(1)Net of income tax expense (benefit) of $350 million, $17 million, and $(4) million for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Net of income tax expense of $1 million, $2 million, and $1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)Net of income tax expense (benefit) of $1 million, $1 million, and $(2) million for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)Net of income tax expense $18 million and $3 million for the years ended December 31, 2020 and 2019, respectively.
(5)Net of income tax benefit of $1 million for the year ended December 31, 2020.
(6)Net of income tax expense of $4 million and less than $1 million for the years ended December 31, 2020 and December 31, 2018, respectively.
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2017	288	$—	$4,587	$217	$111	13	$(468)	$20	4,467	$344
Adjustment for cumulative effect for adoption of ASU 2016-01	—	—	—	128	(109)	—	—	—	19	—
Exercise of stock options	1	—	19	—	—	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	1	(21)	—	(21)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	(11)	—	—	—	(11)	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(8)	—	—	—	(8)	—
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	1	—	—	—	1	—
Stock-based compensation	—	—	31	—	—	—	—	—	31	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(9)	—	(9)	—
Debt conversions settled in cash	—	—	(134)	—	—	—	—	—	(134)	—
Dilution resulting from subsidiary equity issuance	—	—	(3)	—	—	—	—	5	2	—
Dividends declared	—	—	—	(330)	—	—	—	—	(330)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(10)	(10)	—
Pacific Union Sale	—	—	—	—	—	—	—	(25)	(25)	—
Other equity activity	—	—	—	(2)	—	—	—	1	(1)	—
Net earnings	—	—	—	628	—	—	—	7	635	—
Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344

Balance, December 31, 2018	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	$4,628	$344
Exercise of stock options	2	—	39	—	—	—	—	—	39	—
Other comprehensive gain — unrealized gain on investments and other financial instruments	—	—	—	—	56	—	—	—	56	—
Other comprehensive earnings — unrealized loss on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5	—
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	38	—	—	—	—	—	38	—
Purchase of additional interest in consolidated subsidiaries	—	—	4	—	—	—	—	(18)	(14)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(15)	—	(15)	—
Dividends declared	—	—	—	(347)	—	—	—	—	(347)	—
Purchases of treasury stock	—	—	—	—	—	2	(85)		(85)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)	—
Net earnings	—	—	—	1,062	—	—	—	14	1,076	—
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
Exercise of stock options	3	—	62	—	—	—	—	—	62	—
F&G Acquisition	25	—	827	—	—	7	(217)	—	610
Purchase of ServiceLink noncontrolling interest	—	—	211	—	—	—	—	47	258	(344)
Treasury stock repurchased	—	—	—	—	—	7	(244)	—	(244)	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	1,310	—	—	—	1,310	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	14	—	—	—	14
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(73)	—	—	—	(73)	—
Stock-based compensation	—	—	39	—	—	—	—	—	39	—
Dividends declared	—	—	—	(389)	—	—	—	—	(389)	—
Shares withheld for taxes and in treasury							(8)		(8)	—
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	(3)	—	—	—	(3)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)	—
Net earnings	—	—	—	1,427	—	—	—	25	1,452	—
Balance, December 31, 2020	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2020	2019	2018
Cash Flows From Operating Activities:
Net earnings	$1,452	$1,076	$635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	296	178	182
Equity in earnings of unconsolidated affiliates	(15)	(15)	(5)
Loss on sales of investments and other assets and asset impairments, net	80	10	18
Loss (gain) on sale of businesses	9	—	(4)
Interest credited/index credits to contractholder account balances	750	—	—
Deferred policy acquisition costs and deferred sales inducements	(266)	—	—
Charges assessed to contractholders for mortality and administration	(100)	—	—
Non-cash lease costs	150	147	—
Operating lease payments	(152)	(149)	—
Distributions from unconsolidated affiliates, return on investment	—	5	6
Stock-based compensation cost	39	38	31
Change in valuation of derivatives, equity and preferred securities, net	(568)	(328)	95
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	40	—	—
Change in future policy benefits	(92)	—	—
Change in funds withheld from reinsurers	(15)	—	—
Net (increase) decrease in trade receivables	(83)	(36)	15
Net increase (decrease) in reserve for title claim losses	114	21	(2)
Net change in income taxes	24	53	(83)
Net change in other assets and other liabilities	(85)	121	55
Net cash provided by operating activities	1,578	1,121	943
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	3,592	831	1,193
Proceeds from sales of property and equipment	9	4	21
Fundings of Cannae Holdings Inc. note receivable	—	(200)	—
Proceeds from repayments of Cannae Holdings Inc. note receivable	—	200	—
Additions to property and equipment and capitalized software	(110)	(96)	(83)
Purchases of investment securities	(4,959)	(867)	(1,313)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	145	(395)	(185)
F&G acquisition	(1,076)	—	—
Other acquisitions/disposals, net of cash acquired	158	(1)	3
Additional investments in unconsolidated affiliates	(327)	(34)	(62)
Distributions from unconsolidated affiliates, return of investment	241	46	73
Net other investing activities	(4)	(8)	(1)
Net cash used in investing activities	(2,331)	(520)	(354)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

Cash Flows From Financing Activities:
Borrowings	1,000	—	442
Debt offering	1,246	—	—
Debt costs/equity issuance additions	(22)	—	—
Debt service payments	(1,000)	—	(370)
Equity portion of debt conversions paid in cash	—	—	(142)
Dividends paid	(389)	(344)	(328)
Subsidiary dividends paid to non-controlling interest shareholders	(14)	(11)	(10)
Exercise of stock options	62	39	19
Net change in secured trust deposits	(80)	(31)	(8)
Purchase of additional share in consolidated subsidiaries	(90)	(3)	—
Payment of contingent consideration for prior period acquisitions	(13)	(21)	(13)
Payment for shares withheld for taxes and in treasury	(8)	(15)	(9)
Contractholder account deposits	2,967	—	—
Contractholder account withdrawals	(1,327)	—	—
Purchases of treasury stock	(236)	(86)	(20)
Other financing activity	—	(10)	(3)
Net cash provided by (used in) financing activities	2,096	(482)	(442)
Net increase in cash and cash equivalents	1,343	119	147
Cash and cash equivalents at beginning of period	1,376	1,257	1,110
Cash and cash equivalents at end of period	$2,719	$1,376	$1,257
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies

The following describes the business and significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our wholly-owned subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a provider of annuity and life insurance products, providing deferred annuities, including fixed indexed annuities ("FIA"), fixed rate annuities, and immediate annuities and indexed universal life ("IUL") insurance through our wholly-owned subsidiary, FGL Holdings ("F&G"). For information about our reportable segments refer to Note J Segment Information.
Recent Developments
Subscription Agreements with Acrobat Holdings, Inc., now known as Alight, Inc. ("Alight") and Foley Trasimene Acquisition Corp. ("FTAC")
On January 25, 2021, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title and Chicago Title (collectively, the "FTAC Subscribers") entered into common stock subscription agreements (the "FTAC Subscription Agreements") with Alight and FTAC to purchase in the aggregate $150 million (the "Alight Purchase Price") of Class A Common Stock, par value $.001 per share, of Alight at a purchase price of $10.00 per share. The proceeds from the FTAC Subscription Agreements will be used to partially fund the cash consideration to be paid by FTAC to Tempo Holding Company, LLC ("Tempo") upon the closing of the transactions contemplated by the Business Combination Agreement, dated January 25, 2021, by and among Alight, FTAC, and other parties thereto. The closing of the transactions is expected to occur in the second quarter of 2021. Upon the closing of the transactions, the FTAC Subscribers are expected to hold approximately 2.8% of Alight's outstanding Class A Common Stock. Additionally, Alight has agreed to pay the FTAC Subscribers a fee of 2.5% of the Alight Purchase price upon closing of the transactions. The FTAC Subscription Agreements are with a related party as we share certain members of our Board of Directors with FTAC.
Subscription Agreements with Paysafe Limited ("Paysafe") and Foley Trasimene Acquisition Corp. II ("FTAC II")
On December 7, 2020, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title, Chicago Title and F&G (collectively, the "FTAC II Subscribers") entered into common stock subscription agreements (the "FTAC II Subscription Agreements") with Paysafe and FTAC II to purchase in the aggregate $500 million (the "Purchase Price") of common shares, par value $.001 per share, of Paysafe at a purchase price of $10.00 per share. The proceeds from the FTAC II Subscription Agreements will be used to partially fund the cash consideration to be paid by FTAC II to Paysafe Group Holdings Limited ("PGHL"), which is contingent upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 7, 2020, by and among Paysafe, FTAC II, PGHL and other parties thereto. The closing of the transactions are expected to occur in the first half of 2021. Upon the closing of the transactions, the FTAC II Subscribers are expected to hold approximately 7% of Paysafe's outstanding common shares. Additionally, Paysafe has agreed to pay the FTAC II Subscribers a fee of 1.6% of the Purchase Price upon the closing of the transactions. As of December 31, 2020, the fair value of the subscription agreements was $199 million, which is included in Equity securities in the accompanying Consolidated Balance Sheets. The corresponding unrealized gain of $199 million is included in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings for the year ended December 31, 2020. The FTAC II subscription agreements are with a related party as we share a common director with FTAC II. For further information related to our subscription agreements, refer to Note D Fair Value of Financial Instruments, Note E Investments and Note H Commitments and Contingencies.

Termination of F&G Credit Agreement
On October 29, 2020, we terminated our $250 million senior unsecured revolving credit facility with Royal Bank of Canada, as administrative agent, and a maturity date of November 30, 2020 (the "F&G Credit Agreement"), which we assumed in connection with our acquisition of F&G on June 1, 2020.
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
2.45% Senior Notes
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes"), pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering (i) to repay all outstanding of our $260 million indebtedness under our term loan credit agreement, dated April 22, 2020, among us, as borrower, each lender from time to time party thereto, as lenders, and Bank of America, N.A., as administrative agent (the "Term Loan"), which we entered into to fund a portion of the acquisition of F&G, and (ii) for general corporate purposes. For further information related to the Term Loan and the 2.45% Notes refer to Note G Notes Payable.
3.40% Senior Notes
On June 12, 2020, we completed our underwritten public offering of $650 million aggregate principal amount of our 3.40% Notes due June 15, 2030 (the “3.40% Notes”), pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering to repay $640 million of the outstanding principal amount under the Term Loan Agreement. For further information related to the Term Loan and the 3.40% Notes refer to Note G Notes Payable.
Acquisition of F&G
On June 1, 2020, we completed the acquisition of F&G for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement"). For additional information on our acquisition of F&G refer to Note B Acquisitions.
Term Loan
In connection with the acquisition of F&G, on April 22, 2020, we entered into the Term Loan, which provides for an aggregate principal borrowing of $1.0 billion (the "Term Loan Agreement") with Bank of America, N.A., as administrative agent (in such capacity, the "Administrative Agent"), JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto from time to time (the “Term Lenders”), pursuant to which the Term Lenders provided the $1.0 billion delayed draw Term Loan. On June 1, 2020, we drew down the full $1.0 billion in aggregate borrowing under the Term Loan to fund a portion of the acquisition of F&G. On June 12, 2020 we repaid $640 million of principal on the Term Loan. On July 31, 2020, we repaid an additional $100 million of principal. On September 15, 2020, we repaid the remaining $260 million of principal under the Term Loan. As of December 31, 2020, we had no principal outstanding under the Term Loan. For further information related to the Term Loan refer to Note G Notes Payable.
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
We are also involved in certain entities that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. See Note E Investments for additional information on our investments in VIEs.
Investments
Fixed Maturity Securities Available for Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly. We recognize investment income on fixed maturities based on the interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively. In our title segment, Realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses FIFO cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note E Investments.
Preferred and Equity Securities
Equity and preferred securities held are carried at fair value as of the balance sheet dates. The fair values of our equity and preferred securities are based on quoted prices in active markets, or are valued based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly. Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Recognized gains and losses on sales of our preferred and equity securities are credited or charged to income on a trade date basis, unless the security is a private placement in which case settlement date basis is used.
Derivative Financial Instruments
In our F&G segment, we hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value are reported within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Reinsurance Related Embedded Derivatives
As discussed in Note P Reinsurance, F&G has a reinsurance agreement with Kubera, to cede certain MYGA and deferred annuity statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered to be total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains (losses) on the Consolidated Statements of Earnings.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note E Investments.
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
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status, which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss. We consider residential mortgage loans that are 90 or more days past due and have an LTV greater than 90% to be foreclosure probable.
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
Short-term investments
Short-term investments consist primarily of money market instruments, which are carried at fair value, and commercial paper, which have an original maturity of one year or less and are carried at amortized cost, which approximates fair value.
Investments in Unconsolidated Affiliates
In our F&G segment, we account for our investments in unconsolidated affiliates (primarily limited partnership interests) using the equity method and use net asset value ("NAV") as a practical expedient to determine the carrying value. Income from investments in unconsolidated affiliates is included within Interest and investment income in the accompanying Consolidated Statements of Earnings. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In our title business we account for our Investments in unconsolidated affiliates using the equity method of accounting, earnings on our investments in unconsolidated affiliates are recorded within Equity in earnings of unconsolidated affiliates within the Consolidated Statements of Earnings.
Interest and investment income
Dividends and interest income are recorded in Interest and investment income and recognized when earned. Income or losses upon call or prepayment of fixed maturity securities are recognized in Interest and investment income. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in Interest and investment income over the contractual terms of the investments, and for callable investments at a premium, based on the earliest call date of the investments, in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated cash flows and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is generally recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in Interest and investment income.
Interest and investment income is presented net of earned investment management fees.

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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 74% - 89% reported within three months following closing, an additional 10% - 24% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.4% of agent premiums earned in 2020, 76.3% of agent premiums earned in 2019, and 76.5% of agent premiums earned in 2018. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $65 million and $46 million at December 31, 2020 and 2019, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
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
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist, which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment.
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2020 and 2019, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value. We recorded $3 million of goodwill impairment related to a real estate brokerage reporting unit in our Corporate and other segment in the year ended December 31, 2018.

VOBA, VODA, DAC and DSI
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as the value of business acquired (“VOBA”), deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), internally developed software, trademarks and state licenses.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital, and is sensitive to assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses. DAC consists principally of commissions that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting bonuses to policyholder account values, which may be deferred to the extent recoverable.
The methodology for determining the amortization of DAC, DSI and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities adjusted for emerging experience and expected trends. For all of the insurance intangibles (DAC, DSI and VOBA), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality, and expense margins. Recognized gains (losses) on investments and changes in fair value of the embedded derivative on our FIA and IUL products are included in actual gross profits in the period realized as described further below. Amortization is reported within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
Changes in assumptions, including our earned rate (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, we perform quarterly and annual analyses of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the policy or contract issuance. The cumulative unlocking adjustment is recognized as a component of current period amortization.
Amortization expense of VOBA, DAC and DSI reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we perform a retrospective unlocking of amortization for those intangibles as actual margins vary from expected margins. This unlocking is reflected in the accompanying Consolidated Statements of Earnings.
For investment-type products, the VOBA, DAC and DSI assets are adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded no impairment expense to other intangible assets during the years ended December 31, 2020 or 2019. We recorded $3 million in impairment expense to other intangible assets during the year ended December 31, 2018, which primarily related to an acquired customer relationship asset in our Title segment.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $1 million in impairment expense to title plants during the year ended December 31, 2019, for two title plants, which are no longer in use. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the years ended December 31, 2020 or 2018.
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
Contractholder Funds
The liabilities for contractholder funds for deferred annuities and IUL policies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative is carried at fair value in Contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Liabilities for the secondary guarantees on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of future secondary guarantees to the present value of the assessments used to provide the secondary guarantees using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for secondary guarantee benefits impact EGPs used to calculate amortization of DAC, DSI and VOBA. The related reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Contractholder funds include funds related to funding agreements that have been issued by F&G to the Federal Home Loan Bank of Atlanta (“FHLB”) as a funding medium for single premium funding agreements. The funding agreements (i.e., immediate annuity contracts without life contingencies) provide a guaranteed stream of payments or provide for a bullet payment with renewal provisions. Single premiums were received at the initiation of the funding agreements and were in the form of advances from the FHLB. Payments under the funding agreements extend through 2022. The reserves for the funding agreements totaled $1,203 million at December 31, 2020, and are included in Contractholder funds in the accompanying Consolidated Balance Sheets. In accordance with the agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle our general obligations. The collateral investments had a fair value of $1,471 million at December 31, 2020.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent pay-out annuity policies are computed using assumptions for investment yields, mortality and withdrawals based on generally accepted actuarial methods and assumptions at the time of acquisition or contract issue. Investment yield assumption for traditional direct life reserves for all contracts is 4.3%. The investment yield assumption for life contingent pay-out annuities ranges from 4.0% to 4.1%. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder experience adjusted for expected future conditions.
Reserve for Title Claim Losses
Our reserve for title claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims, which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and also take into consideration other factors, including industry trends, claim loss history, current legal environment, geographic considerations and the type of policy written.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $711 million and $791 million at December 31, 2020 and 2019, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Reinsurance
Title
In our Title segment, in a limited number of situations, we limit our maximum loss exposure by reinsuring certain risks with other title insurers. We also earn a small amount of additional income, which is reflected in our direct premiums, by assuming reinsurance for certain risks of other title insurers. We cede a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.
F&G
In our F&G Segment, our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. Reinsurance agreements are mostly reported on a gross basis in our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers. Premiums and benefits are reported net of insurance ceded. The effects of certain reinsurance agreements are not accounted for as reinsurance as they either do not satisfy the risk transfer requirements for GAAP or are categorized and accounted for as investment contracts. The assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets and Consolidated Statements of Earnings, respectively, when there is a right of offset explicit in the reinsurance agreement and deposit accounting is being applied. See Note P Reinsurance for details.
Revenue Recognition
Refer to Note L Revenue Recognition for a description of our accounting for our various revenue streams.

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
Earnings Per Share
Basic earnings per share, as presented on the Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share based payments, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million antidilutive instruments outstanding during the year ended December 31, 2020. There were no antidilutive instruments outstanding during the years ended December 31, 2019 and 2018.
Comprehensive Earnings (Loss)
We report Comprehensive earnings (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and losses, net on the Consolidated Statements of Earnings.

Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized gain (loss) relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance December 31, 2018	$(5)	$17	$(15)	$(10)	$(13)
Reclassification adjustments	(5)	(4)	—	—	(9)
Other comprehensive earnings	56	5	4	—	65
Balance December 31, 2019	46	18	(11)	(10)	43
Reclassification adjustments	(73)	—	—	—	(73)
Other comprehensive earnings	1,307	3	10	14	1,334
Balance December 31, 2020	$1,280	$21	$(1)	$4	$1,304

Redeemable Non-controlling Interest
Subsequent to our acquisition of Lender Processing Services, Inc. ("LPS") in January 2014, we issued a 35% ownership interest in ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL had an option to put its ownership interests of ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The Class A units owned by THL (the "redeemable noncontrolling interests") could have been settled in cash or common stock of FNF or a combination of both at our election. As of January 2018, no public offering was made and the redeemable noncontrolling interests were no longer subject to a holding requirement. The redeemable noncontrolling interests were settled at the current fair value at the time we received notice of THL's put election as determined by the parties or by a third party appraisal under the terms of the Unit Purchase Agreement. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. The redeemable noncontrolling interests were recorded at their initial value of $344 million in our Consolidated Balance Sheets and would have been adjusted to fair value were such value to rise above the initial value.
As these redeemable noncontrolling interests provided for redemption features not solely within our control, we classified the redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests held by third parties in subsidiaries owned or controlled by FNF was reported on the Consolidated Balance Sheets outside of permanent equity as of December 31, 2019; and the Consolidated Statement of Earnings reflected the respective redeemable noncontrolling interests in Net earnings attributable to non-controlling interests for the years ended December 31, 2019 and 2018, the effect of which was removed from the net earnings attributable to FNF common shareholders.
On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by THL. As of the purchase date, ServiceLink is a wholly-owned subsidiary of FNF.
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
As of December 31, 2020 and 2019, there was no outstanding balance under the Cannae Revolver.

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

Note B — Acquisitions
F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion. In connection with the Merger, we issued approximately 24 million shares of FNF common stock and paid approximately $1.8 billion in cash to former holders of F&G ordinary and preferred shares. On August 26, 2020, we issued an additional 1 million shares of FNF common stock and paid approximately $100 million in cash to Kingfishers, LP., Kingstown Partners Master, LTD., Kingstown Partners II, LP., Kingstown 1740 Fund, LP. and Ktown, LP. (collectively the "Kingstown Dissenters"), who are former owners of F&G common stock. For more information related to the Kingstown Dissenters, refer to Note H Commitments and Contingencies. At closing, all outstanding shares of F&G common stock, excluding shares associated with the liability to former owners, were converted into the right to receive the Merger Consideration (as defined in the Merger Agreement). Additionally, each outstanding F&G Option and F&G Phantom unit was cancelled and converted into options to purchase FNF common stock and phantom units denominated in FNF common stock, and each outstanding warrant to purchase F&G common stock was converted into the right to purchase and receive upon exercise $8.18 in cash and .0833 shares of FNF common stock. At closing, our subsidiaries' ownership of F&G common and preferred shares was converted into approximately 7 million shares of FNF common stock, which are reflected as treasury shares in the accompanying Consolidated Financial Statements.

The initial purchase price is as follows (in millions):

Cash paid for outstanding F&G shares	$1,903
Less: Cash Acquired	827
Net cash paid for F&G	1,076
Value of FNF share consideration	806
Value of outstanding converted equity awards attributed to services already rendered	28
Total net consideration paid	$1,910
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price has been allocated to F&G's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed represents a preliminary allocation as our evaluation of facts and circumstances available as of June 1, 2020 is ongoing. As of December 31, 2020, the preliminary allocation of purchase price primarily relates to the valuation of identifiable intangible assets. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is not expected to be deductible for tax purposes, except for $16 million related to a prior F&G transaction.
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

The following table summarizes the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value
Fixed maturity securities	$22,389
Preferred securities	876
Equity securities	52
Derivative instruments	313
Mortgage loans	1,755
Investments in unconsolidated affiliates	1,049
Other long-term investments	430
Short-term investments	37
Trade and notes receivable	1
Reinsurance recoverable	3,287
Goodwill	1,751
Prepaid expenses and other assets	353
Lease assets	8
Other intangible assets	2,046
Income taxes receivable	27
Deferred tax asset	268
Assets of discontinued operations	2,392
Total assets acquired	37,034

Contractholder funds	26,451
Future policy benefits	4,098
Accounts payable and accrued liabilities	893
Notes payable	589
Funds withheld for reinsurance liabilities	816
Lease liabilities	9
Liabilities of discontinued operations	2,268
Total liabilities assumed	35,124

Net assets acquired	$1,910
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the F&G acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Estimated Useful Life (in years)
Other intangible assets:
Value of business acquired	$1,847	Various
Value of distribution network acquired	140	15
Trademarks and licenses	38	10
Software	21	2
Total Other intangible assets	$2,046

During the period from June 1, 2020 to December 31, 2020, we adjusted the provisional amounts as of June 1, 2020 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Such adjustments resulted in an increase in Investments in unconsolidated affiliates of approximately $31 million, an increase in Reinsurance recoverable of approximately $46 million, an increase in Goodwill of approximately $26 million, a decrease in Other intangible assets of approximately $93 million, an increase in Deferred tax assets of approximately $13 million, an increase in Accounts payable and other accrued liabilities of $35 million and various other, individually immaterial items.

Unaudited Supplemental Pro-forma Financial Results
F&G's financial results since the acquisition date are reflected in our Consolidated Financial Statements. F&G's revenues and net earnings for the period from June 1, 2020 through December 31, 2020 of $1,233 million and $136 million, respectively, are included in the Consolidated Statements of Earnings for the year ended December 31, 2020. For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the years ended December 31, 2020 and 2019 are presented below. Unaudited pro-forma results presented assume the consolidation of F&G occurred as of January 1, 2019.

	Year Ended December 31,
	2020	2019
	(In millions)
Total revenues	$10,897	$10,386
Net earnings attributable to FNF common shareholders	1,233	1,419
Amounts reflect certain pro forma adjustments to revenue and net earnings that were directly attributable to the acquisition, and for the elimination of historical activity between FNF and F&G prior to the acquisition. These adjustments include the following:

•elimination of valuation changes on FNF's investment in F&G common and preferred shares prior to the acquisition;
•elimination of dividends received by FNF related to its holdings of F&G's common and preferred shares prior to the acquisition;
•elimination of advisory fees F&G paid to FNF;
•elimination of transaction costs paid by F&G;
•adjustment to record interest expense related to financing associated with the acquisition;
•adjustment to reflect the elimination of historical amortization of F&G intangibles and the additional amortization of F&G intangibles measured at fair value as of the acquisition date; and
•adjustment to reflect the prospective reclassification from accumulated other comprehensive earnings of the unrealized gains on available-for-sale securities to a premium, which will be amortized into income based on the expected life of the investment securities.

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Beginning balance	$1,509	$1,488	$1,490
Change in insurance recoverable	34	1	—
Claim loss provision related to:
Current year	283	240	221
Prior years	—	—	—
Total title claim loss provision	283	240	221
Claims paid, net of recoupments related to:
Current year	(11)	(11)	(10)
Prior years	(192)	(209)	(213)
Total title claims paid, net of recoupments	(203)	(220)	(223)
Ending balance of claim loss reserve for title insurance	$1,623	$1,509	$1,488
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited. The Named Companies have settled or are planning mediations and/or settlement discussions with a majority of both the individual and group investors in the alleged scheme in the coming months.
The following lawsuits were filed in the Superior Court of San Diego County for the State of California. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy. The Named Companies filed an omnibus motion to dismiss the complaints in the related cases on several grounds. On January 13, 2021, the court entered an order dismissing several of the counts with leave to amend, another without leave to amend, and denied the motion as to the remaining counts. Unless otherwise noted as resolved, plaintiffs have recently filed or are expected to file amended complaints in these cases, and the Named Companies will file responses on or before the respective due dates.
On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages.
On March 6, 2020, a lawsuit styled, Wakefield Capital, LLC, Wakefield Investments, LLC, 2Budz Holding, LLC, Doug and Kristine Heidrich, and Jeff and Heidi Orr v. Chicago Title Co. and Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $7 million as a result of the alleged fraud scheme, and also seek punitive damages, recovery of attorneys’ fees, and disgorgement.
On March 16, 2020, a lawsuit styled, Randolph L. Levin, et al., v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, Betty Elixman, et al., was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $38 million as a result of the alleged fraud scheme, and also seek punitive damages and the recovery of attorneys’ fees. This matter recently settled under confidential terms following mediation.
On May 29, 2020, a lawsuit styled, Mark Atherton, et al., v. Chicago Title Co. and Chicago Title Ins. Co., was filed in was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $30 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees.
On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages.
On June 29, 2020, a lawsuit styled, Yuan Yu and Polly Yu v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $1 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees.
On September 3, 2020, a cross-claim styled, Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, CalPrivate Bank v. Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover in excess of $12 million that the trustee allegedly guaranteed to repay for certain investments made by CalPrivate Bank in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees.
On October 1, 2020, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses of more than

$100 million, as well as consequential and punitive damages. The Named Companies are defending and filed a motion to dismiss the complaint on several grounds
On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme, and also seeks punitive damages and the recovery of attorneys’ fees. This case was only recently deemed by the court to be related to the above San Diego County Superior Court lawsuits, and it has now been transferred to the same judge.
On November 5, 2019, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., Adelle E. Ducharme, Betty Elixman, Gina Champion-Cain, Joelle Hanson, Cris Torres, and Rachel Bond, was filed in the United States District Court for the Southern District of California. The Named Companies filed a motion to dismiss the complaint on several grounds, or alternatively, to stay the case. The court entered an order dismissing the federal law counts against the Named Companies without leave to amend, dismissing other counts with leave to amend, and denied the motion as to the remaining counts. Following the court’s dismissal of certain counts, Plaintiffs voluntarily dismissed the entire federal action and refiled a similar action in the Superior Court of San Diego County for the State of California. The new state court putative class action lawsuit, filed February 24, 2021, is styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., and plaintiffs are seeking compensatory, statutory, treble, and punitive damages. The court has been notified that this matter is related to the other lawsuits filed in San Diego County Superior Court.
On October 23, 2020, a lawsuit styled, DH Claims LLC v. Chicago Title Co., Chicago Title Ins. Co., and Della Ducharme, was filed in the Superior Court of Orange County for the State of California. Plaintiff claims losses in excess of $2 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. The parties have asked the court to transfer this case to San Diego County Superior Court, where the Named Companies have already informed the court of this additional related matter.
In addition, Chicago Title Company resolved claims from both individual investors and a group of alleged investors under confidential terms during pre-suit mediations. As of December 31, 2020, the Company has recorded an incurred claim loss reserve for legal fees and any remaining unpaid amounts relating to losses on the matters resolved confidentially mentioned above which is included in its consolidated reserve for title claim losses. The Company has also recorded an insurance recoverable for amounts that will be recovered from its insurance carriers relating to these matters
At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of the unresolved claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for title claim losses. As of December 31, 2020, the Company believes that its reserves are adequate to cover losses related to this matter and other claims.
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

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, portions of other long-term investments and debt, which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,719	$—	$—	$2,719	$2,719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,916	1,350	6,266	6,266
Commercial mortgage-backed securities	—	2,803	26	2,829	2,829
Corporates	25	13,421	1,289	14,735	14,735
Hybrids	175	815	4	994	994
Municipals	—	1,360	43	1,403	1,403
Residential mortgage-backed securities	—	342	483	825	825
U.S. Government	342	—	—	342	342
Foreign Governments	—	176	17	193	193
Equity securities	791	—	5	796	796
Preferred securities	490	851	—	1,341	1,341
Subscription agreements (1)	—	199	—	199	199
Derivative investments	—	548	—	548	548
Short term investments	769	—	—	769	769
Other long-term investments	—	—	50	50	50
Total financial assets at fair value	$5,311	$25,431	$3,267	$34,009	$34,009
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,404	3,404	3,404
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	101	—	101	101
Total financial liabilities at fair value	$—	$101	$3,409	$3,510	$3,510
(1) Included within equity securities in the accompanying Consolidated Balance Sheets as of December 31, 2020.

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,376	$—	$—	$1,376	$1,376
Fixed maturity securities, available-for-sale:
Commercial mortgage-backed securities	—	22	—	22	22
Corporates	—	1,540	17	1,557	1,557
Hybrids	—	30	—	30	30
Municipals	—	93	—	93	93
Residential mortgage-backed securities	—	40	—	40	40
U.S. Government	—	288	—	288	288
Foreign Governments	—	60	—	60	60
Preferred securities	65	258	—	323	323
Equity securities	810	—	1	811	811
Short term investments	876	—	—	876	876
Other long-term investments	—	—	120	120	120
Total financial assets at fair value	$3,127	$2,331	$138	$5,596	$5,596

Valuation Methodologies
Fixed Maturity, Preferred and Equity Securities
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2020 or December 31, 2019.
Derivative Financial Instruments
The fair value of call options is based upon valuation pricing models, which represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on industry accepted valuation pricing models, which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements), which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2020 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other long-term investments
We hold a fund-linked note which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since Fidelity & Guaranty Life Insurance Company ("FGL Insurance") will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note F Derivative Financial Instruments.
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
Subscription Agreements for Forward Purchases of Equity of Special Purpose Acquisition Companies
Our FTAC II Subscription Agreements are accounted for at fair value pursuant to ASC Topic 321, Investments - Equity Securities and considered to be a Level 2 fair value measurement. Fair value is determined using observable inputs including stock prices, volatility assumptions and a discount for the lack of marketability determined using the Finnerty Model at 7.5%.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2020
	(in millions)			December 31, 2020
Assets
Asset-backed securities	$1,175	Broker-quoted	Offered quotes	85% - 126.15% 103.96%
Asset-backed securities	175	Third-Party Valuation	Offered quotes	0.00% - 107.25% 79.87%
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.59% - 131.59% 131.59%
Corporates	388	Broker-quoted	Offered quotes	75.20% - 114.68% 103.36%
Corporates	901	Third-Party Valuation	Offered quotes	88.42% - 125.83% 109.47%
Hybrids	4	Third-Party Valuation	Offered quotes	112.06% - 112.06% 112.06%
Municipals	43	Third-Party Valuation	Offered quotes	133.53% - 133.53% 133.53%
Residential mortgage-backed securities	483	Broker-quoted	Offered quotes	112.58% - 112.58% 112.58%
Foreign governments	17	Third-Party Valuation	Offered quotes	107.87% - 113.80% 109.72%
Equity securities	1	Income-Approach	Yield	—%
Equity securities	1	Black Scholes model	Risk Free Rate	0.29% - 0.29% (0.29%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	27	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,267
Liabilities
Future policy benefits	5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA embedded derivatives, included in contractholder funds	3,404	Discounted cash flow	Market value of option	0.00% - 67.65% 2.25%
			Treasury rates	0.08% - 1.65% 0.87%
			Mortality multiplier	100.00% - 100.00% 100.00%
			Surrender rates	0.25% - 55.00% 5.24%
			Partial withdrawals	2.00% - 3.50% 2.58%
			Non-performance spread	0.74% - 0.74% 0.74%
			Option cost	0.05% - 16.61% 2.25%
Total financial liabilities at fair value	$3,409

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2020 and 2019, respectively. F&G related activity for the year ended December 31, 2020 in the table below is comprised of the period from June 1, 2020 through December 31, 2020 only. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$(1)	$21	$633	$(1)	$(133)	$(23)	$1,350	$10
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	17	1,238	(3)	59	110	—	(87)	(45)	1,289	43
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	5	—	—	—	—	43	5
Residential mortgage-backed securities	—	534	—	7	11	—	(62)	(7)	483	—
Foreign Governments	—	16	—	1	—	—	—	—	17	1
Equity securities	1	1	1	—	2	—	—	—	5	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	7	—	—	—	—	—	27	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Total assets at Level 3 fair value	$138	$2,754	$(57)	$93	$756	$(1)	$(282)	$(134)	$3,267	$59
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	552	—	—	—	—	—	3,404	—
Total liabilities at Level 3 fair value	$—	$2,857	$552	$—	$—	$—	$—	$—	$3,409	$—
(a) The net transfers out of Level 3 during the twelve months ended December 31, 2020 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

	Year ended December 31, 2019
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	$17	$1	$(1)	$6	$(1)	$—	$(5)	$17
Equity securities	—	1	—	—	—	—	—	1
Other invested assets:
Other long-term investment	101	19	—	—	—	—	—	120
Total assets at Level 3 fair value	$118	$21	$(1)	$6	$(1)	$—	$(5)	$138
(a) The net transfers out of Level 3 during the twelve months ended December 31, 2019 were to Level 2.

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
Policy Loans (included within Other long-term investments)
Fair values for policy loans represent their cash value.
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
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the accompanying Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$66	$—	$66	$66
Commercial mortgage loans	—	—	926	926	903
Residential mortgage loans	—	—	1,123	1,123	1,128
Policy loans	—	—	33	33	33
Other invested assets	—	—	28	28	28
Company-owned life insurance	—	—	305	305	305
Trade and notes receivables, net of allowance	—	—	437	437	437
Total	$—	$66	$2,852	$2,918	$2,900

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,719	$21,719	$25,199
Debt	—	2,896	—	2,896	2,662
Total	$—	$2,896	$21,719	$24,615	$27,861

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or the net asset value ("NAV") per share practical expedient (in millions):

	December 31, 2020	December 31, 2019
Investments in unconsolidated affiliates (equity method of accounting)	$146	$131
Investments in unconsolidated affiliates (NAV)	1,148	—
	$1,294	$131
For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation. Equity method investments are reported on a lag of up to three months for investee information not received timely.
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

Note E — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments at December 31, 2020 and December 31, 2019 are summarized as follows (in millions):

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,941	$—	$343	$(18)	$6,266	$6,266
Commercial mortgage-backed securities	2,490	—	342	(3)	2,829	2,829
Corporates	13,582	(16)	1,184	(15)	14,735	14,735
Hybrids	914	—	80	—	994	994
Municipals	1,333	—	72	(2)	1,403	1,403
Residential mortgage-backed securities	806	(3)	23	(1)	825	825
U.S. Government	332	—	10	—	342	342
Foreign Governments	179	—	14	—	193	193
Total available-for-sale securities	$25,577	$(19)	$2,068	$(39)	$27,587	$27,587

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Commercial mortgage-backed/asset-backed securities	$22	$—	$—	$22	$22
Corporates	1,510	50	(3)	1,557	1,557
Hybrids	26	4	—	30	30
Municipals	90	3	—	93	93
Residential mortgage-backed securities	38	2	—	40	40
U.S. Government	282	7	(1)	288	288
Foreign Governments	61	1	(2)	60	60
Total available-for-sale securities	$2,029	$67	$(6)	$2,090	$2,090

Securities held on deposit with various state regulatory authorities had a fair value of $16,714 million and $94 million at December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020 and December 31, 2019, the Company held no material investments that were non-income producing for a period greater than twelve months.
At December 31, 2020 and December 31, 2019, the Company's accrued interest receivable balance was $235 million and $16 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,622 million at December 31, 2020.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2020
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$466	$463
Due after one year through five years	2,171	2,295
Due after five years through ten years	2,116	2,255
Due after ten years	11,560	12,624
	16,313	17,637
Other securities, which provide for periodic payments:
Asset-backed securities	5,941	6,266
Commercial mortgage-backed securities	2,490	2,829
Structured hybrids	27	30
Residential mortgage-backed securities	806	825
	9,264	9,950
Total fixed maturity available-for-sale securities	$25,577	$27,587

Allowance for Current Expected Credit Loss
Following the adoption of ASU 2016-13 and the related targeted improvements and transition relief amendments (see Note Y Recent Accounting Pronouncements for further details) effective January 1, 2020, we regularly review AFS securities for declines in fair value that we determine to be credit related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit related, and if so, the magnitude of the credit loss:
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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through to Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
• We believe amounts related to securities have become uncollectible; or
• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI.
The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the twelve months ended December 31, 2020 (in millions):

	Twelve Months Ended December 31, 2020
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$2	$—	$—	$—	$—
Corporates	—	(16)	(16)	7	3	4	2	(16)
Hybrids	—	—	(3)	—	3	—	—	—
Residential mortgage-backed securities	—	2	(7)	1	1	—	—	(3)
Total available-for-sale securities	$—	$(7)	$(35)	$10	$7	$4	$2	$(19)
(1) Purchased credit deteriorated financial assets ("PCD")

Purchased credit-deteriorated available-for-sale debt securities ("PCD"s) are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. The following table summarizes year to date PCD AFS security purchases (in millions).

Purchased credit-deteriorated available-for-sale debt securities	December 31, 2020
Purchase price	$265
Allowance for credit losses at acquisition	35
Discount (or premiums) attributable to other factors	84
AFS purchased credit-deteriorated par value	$384

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of December 31, 2020, and December 31, 2019 were as follows (dollars in millions):

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$477	$(18)	$—	$—	$477	$(18)
Commercial mortgage-backed securities	51	(3)	—	—	51	(3)
Corporates	865	(15)	36	—	901	(15)
Hybrids	1	—	—	—	1	—
Municipals	115	(2)	—	—	115	(2)
Residential mortgage-backed securities	30	(1)	—	—	30	(1)
U.S. Government	11	—	—	—	11	—
Total available-for-sale securities	$1,550	$(39)	$36	$—	$1,586	$(39)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						222
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						11
Total number of available-for-sale securities in an unrealized loss position						233

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Corporates	$98	$(2)	$51	$(1)	$149	$(3)
U.S. Government	62	(1)	—	—	62	(1)
Foreign Government	—	—	33	(2)	33	(2)
Total available-for-sale securities	$160	$(3)	$84	$(3)	$244	$(6)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						19
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						10
Total number of available-for-sale securities in an unrealized loss position						29

We determined the increase in unrealized losses was caused by widening spreads, which in most cases was driven by market illiquidity and perceived increases in credit risk. For securities in an unrealized loss position as of December 31, 2020 and an expected credit loss was not determined, we believe that the unrealized loss is being driven by near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults have not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties. All mortgages were acquired in the F&G acquisition, which is why no 2019 data is presented.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 3% of our total investments as of December 31, 2020. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	2%
Industrial - General	302	33%
Industrial - Warehouse	12	1%
Multifamily	165	18%
Office	140	15%
Retail	142	17%
Other	125	14%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

U.S. Region:
East North Central	$61	7%
East South Central	80	9%
Middle Atlantic	100	11%
Mountain	48	5%
New England	79	9%
Pacific	333	37%
South Atlantic	133	15%
West North Central	13	1%
West South Central	58	6%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903
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
All of our investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at December 31, 2020, as measured at inception of the loans unless otherwise updated.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at December 31, 2020 (dollars in millions):

	Debt-Service Coverage Ratios		Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25
December 31, 2020
LTV Ratios:
Less than 50%	$520	$18	$538	60%	$557	60%
50% to 60%	237	9	246	27	251	27
60% to 75%	121	—	121	13	119	13
Commercial mortgage loans	$878	$27	$905	100%	$927	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2020, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 3% of our total investments as of December 31, 2020. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	December 31, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$164	15%
Florida	188	16
New Jersey	96	8
All Other States (1)	704	61
Total mortgage loans	$1,152	100%
(1) The individual concentration of each state is less than 8% as of December 31, 2020.

    Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs as at December 31, 2020, was as follows (dollars in millions):

	December 31, 2020
Performance indicators:	Carrying Value	% of Total
Performing	$1,059	91%
Non-performing	106	9
Total residential mortgage loans, gross of valuation allowance	$1,165	100%
Allowance for expected loan loss	(37)	—
Total residential mortgage loans	$1,128	100%

Loans segregated by risk rating exposure as of December 31, 2020, were as follows (in millions):

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$311	$545	$68	$42	$62	$2	$1,030
30-89 days past due	2	22	2	—	—	—	26
Over 90 days past due	26	74	3	—	—	—	103
Total residential mortgages	$339	$641	$73	$42	$62	$2	$1,159
Commercial mortgages
Current (less than 30 days past due)	$542	$—	$6	$—	$11	$346	$905
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$542	$—	$6	$—	$11	$346	$905

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$228	$—	$6	$—	$—	$303	$537
50% to 60%	192	—	—	—	11	43	246
60% to 75%	122	—	—	—	—	—	122
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Commercial mortgages
DSCR
Greater than 1.25x	$542	$—	$6	$—	$11	$319	$878
1.00x - 1.25x	—	—	—	—	—	27	27
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Non-accrual loans by amortized cost as of December 31, 2020, was as follows (in millions):

Amortized cost of loans on non-accrual	December 31, 2020
Residential mortgage:	$99
Commercial mortgage:	—
Total non-accrual loans	$99

Allowance for Expected Credit Loss
We estimate expected credit losses for our mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Credit losses on purchase credit deteriorated (“PCD”) financial assets were recognized on the opening balance sheet and PCD amounts as of December 31, 2020 are shown in the table below (in millions):

	December 31, 2020
	Credit Losses on PCD Financial Assets
	Residential Mortgage	Commercial Mortgage	Total
Provision for loan losses	$30	$2	$32
For initial credit losses on purchased loans accounted for as PCD financial assets	7	—	7
	$37	$2	$39

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans as seen in the tables below (in millions).

December 31, 2020
Residential Mortgage	$1
Commercial Mortgage	—
Total interest income recognized during the period on nonaccrual loans	$1

December 31, 2020
Residential Mortgage	$3
Commercial Mortgage	—
Total loans that are 90 days past due and still accruing	$3

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Fixed maturity securities, available-for-sale	$708	$70	$55
Equity securities	19	10	10
Preferred securities	59	24	24
Mortgage loans	50	—	—
Invested cash and short-term investments	8	34	19
Limited partnerships	76	—	—
Tax deferred property exchange income	33	72	65
Other investments	25	19	9
Gross investment income	978	229	182
Investment expense	(78)	(4)	(5)
Interest and investment income	$900	$225	$177

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net realized gains (losses) on fixed maturity available-for-sale securities	$102	$(6)	$2
Net realized/unrealized gains (losses) on equity securities (2)(3)	241	309	(87)
Net realized/unrealized gains (losses) on preferred securities (4)	15	28	(26)
Realized gains (losses) on other invested assets	(25)	(13)	2
Change in allowance for expected credit losses	(37)	—	—
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	76	—	—
Unrealized gains on certain derivative instruments	161	—	—
Change in fair value of reinsurance related embedded derivatives (1)	(53)	—	—
Change in fair value of other derivatives and embedded derivatives	8	—	—
Realized gains on derivatives and embedded derivatives	192	—	—
Recognized gains and losses, net	$488	$318	$(109)
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
(2) Includes unrealized gain on Forward Purchase Agreements of $199 million as of December 31, 2020.
(3) Includes valuation gains (losses) of $248 million, $299 million and $(71) million for the year ended December 31, 2020, 2019 and 2018.
(4) Includes valuation gains (losses) of $(40) million, $17 million and $(24) million for the year ended December 31, 2020, 2019 and 2018, respectively.

The impact of ASU 2016-13 adoption on the P&L was as follows (in millions):

(Dollars in millions)	December 31, 2020
Total ASU 2016-13 adoption impact on P&L	$(19)

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Proceeds	$1,946	$614	$838
Gross gains	116	4	6
Gross losses	(12)	(9)	(4)
Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within our financial statements, and one investment in a VIE that is consolidated within our financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While the Company participates in the benefits from VIEs in which it invests, but does not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under common control with the Company. It is for this reason that the Company is not considered the primary beneficiary for the VIE investments that are not consolidated.
We previously executed a commitment of $83 million to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company does not have voting power. As of December 31, 2020, the BDC was listed on the NASDAQ.
We invest in various limited partnerships as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our Consolidated Balance Sheets. Our maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in our Consolidated Balance Sheets in addition to any required unfunded commitments. As of December 31, 2020, our maximum exposure to loss was $1,107 million in recorded carrying value and $394 million in unfunded commitments.

Investment with Related Party
Included in equity securities as of December 31, 2020 and December 31, 2019 are 5,706,134 shares of Cannae common stock (NYSE: CNNE), which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $253 million and $212 million as of December 31, 2020 and December 31, 2019, respectively.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, and reinsurance as of December 31, 2020 is as follows (in millions):

December 31, 2020
Assets:
Derivative investments:
Call options	$548
Other long-term investments:
Other embedded derivatives	27
$575

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,404
Other liabilities:
Reinsurance related embedded derivative	101
$3,505

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Earnings is as follows (in millions):

Period from June 1 to December 31, 2020
Net investment gains (losses):
Call options	$229
Futures contracts	15
Foreign currency forward	(7)
Other derivatives and embedded derivatives	8
Reinsurance related embedded derivatives	(53)
Total net investment gains	$192

Benefits and other changes in policy reserves:
FIA embedded derivatives	$552

Additional Disclosures
FIA Embedded Derivative and Call Options and Futures
We have FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. See a description of the fair value methodology used in Note E Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new one, two, three, or five year call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the call options we hold as of December 31, 2020, is presented in the following table (in millions):

		December 31, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$1,932	$75	$32	$43
Morgan Stanley	A/A2/BBB+	1,503	40	41	—
Barclay's Bank	A+/A1/A	4,639	180	169	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,276	86	85	1
Wells Fargo	A+/A2/BBB+	2,900	106	105	1
Goldman Sachs	A/A3/BBB+	634	15	15	—
Credit Suisse	A/Aa3/A+	1,373	27	25	2
Truist	A+/A2/A	652	19	19	—
Total		$15,909	$548	$491	$58
(1) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2020, counterparties posted $491 million of collateral of which $415 million is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $58 million at December 31, 2020.
The Company is required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  The Company reinvests derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

The Company held 384 futures contracts at December 31, 2020. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at December 31, 2020.
Reinsurance Related Embedded Derivatives
FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGA and deferred annuity statutory reserve on a coinsurance funds withheld basis, net of applicable existing reinsurance. Fair value movements in the funds withheld balances associated with this arrangement creates an obligation for FGL Insurance to pay Kubera at a later date, which results in an embedded derivative. This embedded derivative is considered a total return swap with contractual returns that are attributable to the assets and liabilities associated with this reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, were passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivative is reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.

Note G — Notes Payable
Notes payable consists of the following:

	December 31, 2020	December 31, 2019
	(In millions)
4.50% Notes, net of discount	$443	$443
5.50% Notes, net of discount	399	398
3.40% Notes, net of discount	643	—
2.45% Notes, net of discount	592	—
Revolving Credit Facility	(4)	(3)
5.50% F&G Notes, net of discount	589	—
	$2,662	$838

On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025.The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2020, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.

On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the Securities and Exchange Commission ("SEC"). The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay the remaining $260 million outstanding indebtedness under the Term Loan, and (ii) for general corporate purposes.
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

In connection with the acquisition of F&G, on April 22, 2020, we entered into the Term Loan, which provided for an aggregate principal borrowing of $1.0 billion with Bank of America, N.A, as the Administrative Agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto from time to time (the “Term Lenders”), pursuant to which the Term Lenders provided the $1.0 billion Term Loan. The Term Loan matures on April 21, 2021 and generally accrues interest based on a fluctuating rate per annum based on either (i) the base rate (which is equal to the highest of (a) the federal funds rate plus 0.5% of 1%, (b) the Administrative Agent’s "prime rate," and (c) LIBOR plus 1% (with a floor of 1.75%)), plus a margin of between 1% and 2% depending on the FNF Debt Rating or (ii) LIBOR (with a floor of 0.75%) plus a margin of between 2% and 0.03 depending on the FNF Debt Rating. On June 1, 2020, we drew down the full $1.0 billion in aggregate principal to fund a portion of the acquisition of F&G. On June 12, 2020, we repaid $640 million of principal on the Term Loan and an additional $100 million of principal on July 31, 2020. On September 15, 2020, we repaid the remaining $260 million in principal on the Term Loan. As of December 31, 2020, we had no principal outstanding under the Term Loan.
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
On August 28, 2012, we completed an offering of $400 million in aggregate principal amount of 5.50% notes due September 2022 (the "5.50% Notes"), pursuant to an effective registration statement previously filed with the SEC. The notes were priced at 99.513% of par to yield 5.564% annual interest. We pay interest on the 5.50% semi-annually on the 1st of March and September, beginning March 1, 2013. These notes contain customary covenants and events of default for investment grade public debt. These events of default include a cross default provision, with respect to any other debt of the Company in an aggregate amount exceeding $100 million for all such debt, arising from (i) failure to make a principal payment when due or (ii) the occurrence of an event, which results in such debt being due and payable prior to its scheduled maturity.

Gross principal maturities of notes payable at December 31, 2020 are as follows (in millions):
2021	$—
2022	400
2023	—
2024	—
2025	550
Thereafter	1,700
$2,650

Note H — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note C Summary of Reserve for Title Claim Losses. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $13 million and $22 million as of December 31, 2020 and December 31, 2019, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. The Company’s Board of Directors (“Board”) has designated a Special Litigation Committee (the “SLC”) consisting of two of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. The parties have agreed to stay the action until June 2021, to allow sufficient time for the SLC to investigate the allegations and provide its evaluation.
On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, have asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock in connection with the acquisition. They seek a judicial determination of the fair value of their shares of F&G stock under the law of the Cayman Islands, together with interest. The Company is defending and is appealing a recent discovery ruling related to the scope of dissenting shareholder disclosures. Expert discovery is in process. We do not believe the result in either case will have a material adverse effect on our financial condition.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Acquired Contingencies - F&G
We have received inquiries from a number of state regulatory authorities regarding our use of the U.S. Social Security Administration’s Death Master File (“Death Master File”) and compliance with state claims practices regulations and unclaimed property or escheatment laws. We have established procedures to periodically compare our in-force life insurance and annuity policies against the Death Master File or similar databases; investigate any identified potential matches to confirm the death of the insured; and determine whether benefits are due and attempt to locate the beneficiaries of any benefits due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. We believe we have established sufficient reserves with respect to these matters; however, it is possible that third parties could dispute these amounts and additional payments or additional unreported claims or liabilities could be identified, which could be significant and could have a material adverse effect on our results of operations.
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $26.5 billion at December 31, 2020. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2020 and 2019 related to these arrangements.
Subscription Agreements for Forward Purchases of Equity
On December 7, 2020, certain of our wholly-owned subsidiaries entered into the FTAC II Subscription Agreements to purchase in the aggregate $500 million of common shares of Paysafe upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 7, 2020, by and among Paysafe, FTAC II, PGHL and other parties thereto. The closing of the transactions are expected to occur in the first half of 2021. For further information related to the FTAC II Subscription Agreements, refer to Note A Basis of Presentation, Note D Fair Value of Financial Instruments and Note E Investments.

F&G Commitments
The Company has unfunded investment commitments as of December 31, 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of December 31, 2020 is included below (in millions):

December 31, 2020
Asset Type
Other invested assets	$394
Equity securities	50
Fixed maturity securities, available-for-sale	432
Other assets	85
Commercial mortgage loans	—
Residential mortgage loans	6
Total	$967
Note I — Dividends
On February 17, 2021, our Board of Directors declared cash dividends of 0.36 per share, payable on March 31, 2021, to FNF common shareholders of record as of March 17, 2021.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result we have a new segment as of and for the year ended December 31, 2020, F&G, which contains our fixed annuity and life insurance businesses.

As of and for the year ended December 31, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,298	$—	$—	$6,298
Other revenues	2,782	138	172	3,092
Revenues from external customers	9,080	138	172	9,390
Interest and investment income, including recognized gains and losses	294	1,095	(1)	1,388
Total revenues	9,374	1,233	171	10,778
Depreciation and amortization	149	123	24	296
Interest expense	1	18	71	90
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	1,878	86	(180)	1,784
Income tax expense (benefit)	432	(75)	(35)	322
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	1,446	161	(145)	1,462
Equity in earnings of unconsolidated affiliates	14	—	1	15
Net earnings (loss) from continuing operations	$1,460	$161	$(144)	$1,477
Assets	$9,211	$39,714	$1,530	$50,455
Goodwill	2,478	1,751	266	4,495

As of and for the year ended December 31, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$5,342	$—	$5,342
Other revenues	2,389	195	2,584
Revenues from external customers	7,731	195	7,926
Interest and investment income, including recognized gains and losses	528	15	543
Total revenues	8,259	210	8,469
Depreciation and amortization	154	24	178
Interest expense	—	47	47
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,536	(167)	1,369
Income tax expense (benefit)	363	(55)	308
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,173	(112)	1,061
Equity in earnings of unconsolidated affiliates	13	2	15
Net earnings (loss)	$1,186	$(110)	$1,076
Assets	$9,071	$1,606	$10,677
Goodwill	2,462	265	2,727
As of and for the year ended December 31, 2018:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$4,911	$—	$4,911
Other revenues	2,204	411	2,615
Revenues from external customers	7,115	411	7,526
Interest and investment income, including recognized gains and losses	60	8	68
Total revenues	7,175	419	7,594
Depreciation and amortization	154	28	182
Interest expense	—	43	43
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	876	(126)	750
Income tax expense (benefit)	163	(43)	120
Earnings (loss) before equity in earnings of unconsolidated affiliates	713	(83)	630
Equity in earnings of unconsolidated affiliates	4	1	5
Net earnings (loss)	$717	$(82)	$635
Assets	$8,391	$910	$9,301
Goodwill	2,462	264	2,726

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
•F&G. This segment consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance. Premiums and annuity deposits (net of reinsurance), which are not included as revenues (except for traditional premiums) in the accompany Consolidated Statements of Operations, collected by product type were as follows:

Year ended
December 31, 2020
Product Type
Fixed indexed annuities	$1,966
Fixed rate annuities	631
Single premium immediate annuities	10
Life insurance (a)	146
Total	$2,753
(a) Life insurance includes Universal Life (“UL”) and traditional life insurance products for FGL Insurance and FGL NY Insurance.

•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash paid for:
Interest	$73	$44	$34
Income taxes	315	251	204
Deferred sales inducements	46	—	—
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$609	$—	$—
Change in proceeds of sales of investments available for sale receivable in period	(4)	1	(3)
Change in purchases of investments available for sale payable in period	14	(1)	(2)
Change in treasury stock purchases payable in period	8	(1)	1
Change in accrued dividends payable in period	1	2	2
Lease liabilities recognized in exchange for lease right-of-use assets	44	36	—
Remeasurement of lease liabilities	48	101	—
Liabilities assumed in connection with acquisitions (excluding F&G)(1)
Fair value of assets acquired	32	1	50
Less: Total Purchase price	24	1	33
Liabilities and noncontrolling interests assumed	$8	$—	$17
(1) For further information related to the acquisition of F&G, refer to Note B Acquisitions

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2020	2019	2018
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,699	$2,381	$2,221
Agency title insurance premiums	Agency title insurance premiums	Title	3,599	2,961	2,690
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	138	—	—
Home warranty	Escrow, title-related and other fees	Title	181	177	182
Total revenue from insurance contracts			6,617	5,519	5,093
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	1,170	899	826
Other title-related fees and income	Escrow, title-related and other fees	Title	791	639	600
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	301	389	379
Real estate technology	Escrow, title-related and other fees	Corporate and other	112	110	101
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	25	39	316
Other	Escrow, title-related and other fees	Corporate and other	36	46	(6)
Total revenue from contracts with customers			2,435	2,122	2,216
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	338	285	217
Interest and investment income	Interest and investment income	Various	900	225	177
Recognized gains and losses, net	Recognized gains and losses, net	Various	488	318	(109)
Total revenues	Total revenues		$10,778	$8,469	$7,594
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2020	December 31, 2019
	(In millions)
Trade receivables	$404	$321
Deferred revenue (contract liabilities)	117	111

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, we recognized $103 million and $103 million of revenue, respectively, which was included in deferred revenue at the beginning of the period.

Note M — Intangibles
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at Balance at December 31, 2019	$—	$—	$—	$—
F&G acquisition	1,847	—	—	1,847
Deferrals	—	251	46	297
Amortization	(120)	(6)	(5)	(131)
Interest	20	2	—	22
Unlocking	2	—	—	2
Adjustment for net unrealized investment (gains) losses	(283)	(25)	(5)	(313)
Balance at December 31, 2020	$1,466	$222	$36	$1,724
Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Earnings. As of December 31, 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $283 million, the DAC balances included cumulative adjustments for net unrealized investment gains of $25 million, and the DSI balance included net unrealized investment gains of $5 million.

For the in-force liabilities as of December 31, 2020, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2021	$144
2022	190
2023	189
2024	170
2025	164
Thereafter	892
Our F&G segment had an unearned revenue liability balance of $2 million as of December 31, 2020, including deferrals of $31 million, amortization of $4 million, interest of $0 million, unlocking of $0 million and adjustment for net unrealized investment gains (losses) of $25 million.
Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2020 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$783	$(596)	$187	10
Computer software	416	(262)	154	2 to 10
Value of Distribution Asset (VODA)	140	(10)	130	15
Definite lived trademarks, tradenames, and other	73	(39)	34	10
Indefinite lived tradenames and other	35	N/A	35	Indefinite
Total			$540
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships and computer software, was $138 million, $131 million, and $119 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2020, is $123 million in 2021, $98 million in 2022, $76 million in 2023, $45 million in 2024 and $31 million in 2025.

Note N — Goodwill
Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2018	$2,462	$—	$264	$2,726
Adjustments to prior year acquisitions	—	—	1	1
Balance, December 31, 2019	$2,462	$—	$265	$2,727
Goodwill associated with acquisitions	16	1,751	1	1,768
Balance, December 31, 2020	$2,478	$1,751	$266	$4,495

Note O — Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Consolidated Statements of Earnings for the period from June 1, 2020 through December 31, 2020. As of December 31, 2020, we have sold F&G Reinsurance Ltd (“F&G Re”) to Aspida Holdings Ltd (“Aspida”). The closing of the transaction occurred on December 18, 2020. The transaction did not have a material impact to our GAAP financial results.
F&G and Aspida entered into a funds withheld reinsurance agreement, as of January 1, 2021, wherein F&G agreed to cede a quota share of MYGA sales occurring after the closing date of the sale.

Note P — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. F&G follows reinsurance accounting when there is adequate risk transfer. If the underlying policy being reinsured is an investment contract or there is inadequate risk transfer, deposit accounting is followed. F&G also assumes policy risks from other insurance companies.
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the seven months ended December 31, 2020 were as follows (in millions):

	Seven months ended
	December 31, 2020
	Net Premiums Earned	Net Benefits Incurred
Direct	$108	$976
Assumed	—	1
Ceded	(85)	(111)
Net	$23	$866
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the seven months ended December 31, 2020. F&G did not commute any ceded reinsurance treaties during the seven months ended December 31, 2020.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. During the seven months ended December 31, 2020, the expected credit loss reserve was increased to $21 million.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
FGL Insurance has an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to cede a quota share percentage of the net retention of guarantee payments in excess of account value for guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed Minimum Death Benefit (“GMDB”) guarantees associated with an in-force block of its FIA and fixed deferred annuity contracts. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. FGL Insurance incurred risk charge fees of $12 million during the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), a third party reinsurer, to initially cede approximately $943 million of certain MYGA and deferred annuity GAAP reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore deposit accounting is applied. The application of deposit accounting for this agreement, however, results in accounting for and presentation similar to other reinsurance agreements that apply reinsurance accounting.
FGL Insurance has a reinsurance agreement with Kubera to initially cede approximately $5.0 billion of certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of FIA policies for certain issue years to Kubera. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore deposit accounting is applied. For financial statement presentation, we net the deposit asset with the funds withheld liability. FGL Insurance incurred risk charge fees of $4 million during the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk. FGL Insurance incurred risk charge fees of $1 million during the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2020. Kubera is not rated; however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of December 31, 2020, the net amount recoverable from Wilton Re was $1,481 million and the net amount recoverable from Kubera was $810 million. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of December 31, 2020.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of December 31, 2020, the net amount recoverable from SRUS was $50 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of December 31, 2020, the net amount recoverable from Pavonia was $94 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
Intercompany Reinsurance Agreements
F&G entered has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (CARVM) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $85 million available to draw on as of December 31, 2020. The facility may terminate earlier, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2020 and 2019, Raven Re’s statutory capital and surplus was $29 million and $33 million, respectively, in excess of the minimum level required under the Reimbursement Agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
FGL Insurance entered into a reinsurance treaty with FSRC, an affiliated reinsurer, whereby FGL Insurance ceded 10% of its June 30, 2012 in-force annuity block of business not already reinsured on a funds withheld basis. FGL Insurance later entered into a second reinsurance treaty with FSRC whereby FGL Insurance ceded 30% of any new business of its MYGA issued on a funds withheld basis. The second treaty was subsequently terminated as to new business, but will remain in effect for policies ceded to FSRC with an effective date between September 17, 2014 and April 30, 2015. Accordingly, MYGA policies issued with an effective date of May 1, 2015 and later will not be ceded to FSRC.
Effective December 31, 2020, FGL Insurance executed a Coinsurance Agreement with F&G Life Re Ltd. ("Reinsurer"), an affiliated Bermuda reinsurer, to reinsure a quota share of FIA policies to the Reinsurer. Concurrently, the Reinsurer and F&G Cayman Re Ltd., an affiliated reinsurer of both FGL Insurance and the Reinsurer, entered into a Retrocession Agreement. The cession from FGL Insurance to the Reinsurer is on a 100% quota share basis, net of applicable existing reinsurance and the retrocession to F&G Cayman Re Ltd. from the Reinsurer is on a 45% quota share basis. Additionally, both treaties are maintained on a funds withheld basis. FGL Insurance ceded and the Reinsurer retroceded approximately $5.0 billion and $2.2 billion, respectively, in certain FIA Statutory Reserves and Interest Maintenance Reserve.

Note Q — Regulation and Equity
Regulation
Title
Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurance underwriters is subject to a holding company act in its state of domicile that regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus as regards policyholders (“capital and surplus”) requirements, defining suitable investments for reserves and capital and surplus and approving rate schedules. The process of state regulation of changes in rates ranges from states that set rates, to states where individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
Since we are regulated by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations, particularly the Title segment, of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2020 and 2019 was lower by approximately $28 million and $33 million than if we had reported such amounts in accordance with NAIC SAP.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2020, the combined statutory unearned premium reserve required and reported for our title insurers was $1,532 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2020, $2,559 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2021, our title insurers can pay or make distributions to us of approximately $551 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,699 million and $1,581 million as of December 31, 2020 and 2019, respectively. The combined statutory net earnings of our title insurance subsidiaries were $629 million, $583 million, and $625 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2020.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2020.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
F&G
Through our wholly owned F&G subsidiary, our U.S. insurance subsidiaries, FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC, DSI and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
Our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of the Company's wholly owned insurance subsidiaries were as follows (in millions):

	Subsidiary (state/country of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)
Statutory Net Income (loss):
Year ended December 31, 2020	$(46)	$(2)	$12

Statutory Capital and Surplus:
December 31, 2020	$1,249	$93	$84
(a) FGL NY Insurance and Raven Re are subsidiaries of FGL Insurance, and the columns should not be added together.

FGL insurance, FGL NY Insurance and Raven Re's respective statutory capital and surplus satisfies the applicable minimum regulatory requirements.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. We monitor the RBC of FGLH’s insurance subsidiaries. As of December 31, 2020, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
Our insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent, our wholly owned F&G subsidiary, without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. In addition, and pursuant to an order issued by the Iowa Commissioner on November 28, 2017, FGL Insurance shall not pay any dividend or other distribution to shareholders prior to November 28, 2020 without the prior approval of the Iowa Commissioner. As of December 31, 2020, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $151 to its parent.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $204 million decrease to statutory capital and surplus at December 31, 2020.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $85 million at December 31, 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance, which increased Raven Re’s statutory capital and surplus by $5 million at December 31, 2020.

Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $(6) million as of December 31, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent as discussed in Note P F&G Reinsurance. FGL Insurance’s statutory carrying value of Raven Re at December 31, 2020 was $84 million.
As of December 31, 2020, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our Consolidated Financial Statements, which are prepared in accordance with GAAP.
Equity
On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we can purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the following 12 months, based on market conditions. During the year ended December 31, 2020, we repurchased a total of 7,450,000 FNF common shares for an aggregate of $244 million or an average of $32.75 per share. Subsequent to December 31, 2020 and through market close on February 19, 2021, we repurchased a total of 400,000 shares for $16 million, or an average of $40.00 under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 10,630,000 FNF common shares for an aggregate of $366 million, or an average of $34.43 per share.
Note R — Net Income Attributable to FNF Common Shareholders and Change in Total Equity
On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by its minority owners. As of the purchase date, ServiceLink is a wholly owned subsidiary of FNF.
The following table presents the effect of the change in our ownership percentage in ServiceLink on equity attributable to FNF (in millions):

	Year ended December 31,
	2020	2019	2018
Net earnings attributable to FNF common shareholders	$1,427	$1,062	$628
Increase in additional paid-in capital for increase in ownership percentage in ServiceLink	211	—	—
Decrease in noncontrolling interests resulting from increased ownership percentage	47	—	—
Net increase in total equity	258	—	—
Net income attributable to FNF common shareholders and change in total equity	$1,685	$1,062	$628
The following table presents the changes in our redeemable non-controlling interest during the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019	2018
Beginning balance	$344	$344	$344
Redemption of ServiceLink non-controlling interest	(344)	—	—
Ending balance	$—	$344	$344

Note S - Leases
We adopted ASC Topic 842 on January 1, 2019 using a modified retrospective approach. Prior year periods continue to be reported under ASC Topic 840.
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for the Company to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2020.

Our operating leases range in term from one to ten years. As of December 31, 2020, the weighted-average remaining lease term of our operating leases was 4.2 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on the Company's incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of December 31, 2020 the weighted-average discount rate used to determine our operating lease liability was 3.8%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Income and was $150 million and $146 million for the years ended December 31, 2020 and 2019, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.
Rent expense incurred for operating leases under ASC Topic 840 during the year ended December 31, 2018 was $150 million.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2020 are as follows (in millions):

2021	$147
2022	113
2023	82
2024	53
2025	21
Thereafter	31
Total operating lease payments, undiscounted	$447
Less: present value discount	33
Lease liability, at present value	$414
See Note K. Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Note T - Property and Equipment

Property and equipment consists of the following:
	December 31,
	2020	2019
	(In millions)
Furniture, fixtures and equipment	$230	$222
Data processing equipment	186	174
Leasehold improvements	115	102
Buildings	78	85
Land	14	16
Other	5	5
Total property and equipment, gross	628	604
Accumulated depreciation and amortization	(448)	(428)
Total property and equipment, net	$180	$176
Depreciation expense on property and equipment was $48 million, $42 million, and $46 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note U - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2020	2019
	(In millions)
Salaries and incentives	$519	$341
Accrued benefits	373	289
Deferred revenue	117	111
Contingent consideration - acquisitions	11	17
Trade accounts payable	115	44
Accrued recording fees and transfer taxes	21	10
Accrued premium taxes	36	26
Liability for policy and contract claims	88	—
Retained asset account	144	—
Remittances and items not allocated	158	—
Option collateral liabilities	415	—
Funds withheld embedded derivative	101	—
Other accrued liabilities	304	256
	$2,402	$1,094

Note V.     Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current	$379	$268	$64
Deferred	(57)	40	56
	$322	$308	$120
Total income tax expense was allocated as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net earnings from continuing operations	$322	$308	$120
Tax expense attributable to net earnings from discontinued operations	—	—	—
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	332	16	(3)
Unrealized gain (loss) on foreign currency translation and cash flow hedging	1	1	(2)
Minimum pension liability adjustment	4	—	—
Total income tax expense (benefit) allocated to other comprehensive earnings	337	17	(5)
Total income taxes	$659	$325	$115

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5	1.7	3.1
Stock compensation	(0.3)	(0.8)	(0.5)
Tax credits	(0.4)	(0.1)	(0.2)
Consolidated partnerships	(0.3)	(0.2)	(0.2)
Tax reform	—	—	(7.1)
Valuation allowance for deferred tax assets	(3.0)	—	—
Change in tax status benefit	(2.0)	—	—
Non-deductible expenses and other, net	0.5	0.9	(0.1)
Effective tax rate	18.0%	22.5%	16.0%

The significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$94	$71
Net operating loss carryforwards	17	3
Accrued liabilities	12	3
Allowance for uncollectible accounts receivable	5	4
Pension plan	—	3
Tax credits	59	39
State income taxes	4	3
Capital loss carryover	35	—
Basis difference held-for-sale	19	—
Life insurance and claim related adjustments	861	—
Funds held under reinsurance agreements	85	—
Other	13	9
Total gross deferred tax asset	1,204	135
Less: valuation allowance	45	25
Total deferred tax asset	$1,159	$110
Deferred Tax Liabilities:
Title plant	$(56)	$(55)
Amortization of goodwill and intangible assets	(148)	(113)
Other investments	(7)	(6)
Other	(23)	(11)
Investment securities	(601)	(75)
Depreciation	(17)	(12)
Partnerships	(83)	(54)
Value of business acquired	(308)	—
Derivatives	(38)	—
Deferred acquisition costs	(6)	—
Transition reserve on new reserve method	(43)	—
Funds held under reinsurance agreements	(58)	—
Title Insurance reserve discounting	(63)	(68)
Total deferred tax liability	$(1,451)	$(394)
Net deferred tax liability	$(292)	$(284)

Our net deferred tax liability was $292 million and $284 million as of December 31, 2020, and 2019, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability for investment securities increased by $526 million primarily due to unrealized gains recorded for investment securities and the acquisition of F&G ($68 million was related to unrealized gains in our title business, $383 million was related to unrealized gains of F&G and $75 million was related to F&G mortgage loans and other investment related deferreds). The deferred tax liability relating to partnerships and amortization increased by $29 million and $35 million, respectively, primarily related to the acquisition of F&G related deferred tax items. The increase in the deferred tax asset relating to employee benefits of $23 million is also primarily related to the acquisition of F&G. Other notable deferred assets solely related to the F&G acquisition are the deferred tax assets for: life insurance and claim related adjustments of $861 million, capital loss carryover of $35 million, funds held under reinsurance agreements of $85 million and basis differences in held for sale assets of $19 million. Other notable deferred tax liabilities solely related to the F&G acquisition are the deferred tax liabilities for: value of business acquired of $308 million, derivatives of $38 million, funds withheld under reinsurance agreements of $58 million and transition reserve on new reserve method of $43 million.

As of December 31, 2020, we have net operating losses ("NOL") on a pretax basis of $82 million available to carryforward and offset future federal taxable income. The net operating losses are US federal net operating losses arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc., ServiceLink, THL Corporations and F&G. Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation.  These losses will begin to expire in year 2023 and we fully anticipate utilizing these losses prior to expiration with the exception of $42 million of gross net operating losses that are offset by a $42 million valuation allowance.
As of December 31, 2020 and 2019, we had $59 million and $39 million of tax credits, respectively, which expire between 2032 and 2040. The credits primarily consist of general business credits from historical acquisitions, including $20 million associated with the acquisition of F&G. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $24 million on the general business credits.

As of December 31, 2020 and 2019, the balance of unrecognized tax benefits which would, if recognized, favorably affect our effective tax rate was $28 million and $6 million, respectively. Interest and penalties accrued on income tax uncertainties are recorded as a component of income tax expense and were $1 million and $2 million as of December 31, 2020, and 2019, respectively. It is reasonably possible that as a result of the carryback request and approval of the Joint Committee of Taxation, unrecognized tax benefits could decrease as much as $58 million within the next 12 months. This reserve relates to a timing difference.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in millions):

Year ended December 31, 2020
Beginning balance	$7
Additions based on positions taken in current year	58
Reductions related to statute of limitation lapses	(1)
Ending balance	$64

F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2020 includes $20 million of tax receivables and $8 million of deferred tax assets related to F&G subsidiaries who file separate tax returns.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the IRS for the 2020 through 2021 tax years. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2016 through 2020 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. F&G is not currently under examination by the IRS.

Note W.      Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2020, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $30 million, $28 million, and $25 million to the ESPP in the years ended December 31, 2020, 2019, and 2018, respectively, in accordance with our matching contribution.
401(k) Profit Sharing Plan
During the three-year period ended December 31, 2020, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $31 million, $29 million, and $30 million for the years ended December 31, 2020, 2019, and 2018, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.

Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2020, there were 1,716,555 shares of restricted stock and 2,321,413 stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2020, there were 449,870 shares of restricted stock and 2,002,690 stock options outstanding under the Omnibus Plan.

FNF stock option transactions under the Omnibus Plan for 2020, 2019, and 2018 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2017	8,529,427	$20.38	7,648,837
Exercised	(985,640)	19.09
Balance, December 31, 2018	7,543,787	$20.55	7,530,137
Exercised	(2,009,112)	19.61
Canceled	(4,550)	25.34
Balance, December 31, 2019	5,530,125	$20.88	5,530,125
Exercised	(3,208,712)	18.45
Balance, December 31, 2020	2,321,413	$24.24	2,321,413

FNF stock options transactions under the F&G Omnibus Incentive Plan for 2020 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2019	—	$—	—
Options assumed in connection with the F&G acquisition	2,411,585	36.04
Exercised	(109,159)	27.64
Canceled	(299,736)	38.41
Balance, December 31, 2020	2,002,690	$36.14	1,021,671

FNF restricted stock transactions under the Omnibus Plan in 2020, 2019, and 2018 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	1,839,061	$30.58
Granted	912,694	32.32
Canceled	(15,201)	29.49
Vested	(915,316)	28.80
Balance, December 31, 2018	1,821,238	$32.35
Granted	640,698	45.84
Canceled	(14,937)	31.94
Vested	(929,823)	30.98
Balance, December 31, 2019	1,517,176	$38.90
Granted	1,006,058	33.40
Canceled	(11,604)	38.93
Vested	(795,075)	37.60
Balance, December 31, 2020	1,716,555	$36.26

FNF restricted stock transactions under the F&G Omnibus Plan in 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	—	$—
Granted	474,025	34.13
Canceled	(24,155)	34.47
Balance, December 31, 2020	449,870	$34.11

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2020:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $21.84	809,116	0.84	$21.84	$14	809,116	0.84	$21.84	$14
$21.85 - $25.53	1,512,297	1.82	25.53	21	1,512,297	1.82	25.53	21
$25.54 - $27.53	443,909	4.98	27.53	5	224,692	4.98	27.53	3
$27.54 - $28.00	61,084	5.60	28.00	1	19,323	5.60	28.00	—
$28.01 - $35.89	34,106	5.87	35.89	—	3,410	5.87	35.89	—
$35.90 - $39.10	1,463,591	4.75	39.10	—	774,246	4.29	39.10	—
	4,324,103			$41	3,343,084			$38

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2020, 2019 and 2018 was $50 million, $29 million, and $31 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2020, 2019 and 2018 was $25 million, $42 million, and $29 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2020, 2019 and 2018 was $50 million, $48 million, and $19 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $39 million for the year ended December 31, 2020, $38 million for the year ended December 31, 2019, and $31 million for the year ended December 31, 2018, which are included in personnel costs in the reported financial results of each period.
At December 31, 2020, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $62 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.8 years.

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
The discount rate used to determine the benefit obligation as of the years ended December 31, 2020 and 2019 was 1.85% and 2.79%, respectively. As of the years ended December 31, 2020 and 2019, the projected benefit obligation was $153 million and $160 million, respectively, and the fair value of plan assets was $157 million and $150 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.

Note X.      Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
 In the normal course of business, we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.
We generate a significant amount of title insurance premiums in Texas, California, Florida and New York. Title insurance premiums as a percentage of the total title insurance premiums written from those four states are detailed as follows:

	2020	2019	2018
California	15.2%	14.3%	13.9%
Texas	12.3%	13.8%	14.4%
Florida	8.6%	9.2%	8.8%
New York	4.2%	5.8%	6.3%
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

Note Y.      Recent Accounting Pronouncements
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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We have adopted this standard as of January 1, 2020 and are applying this guidance on a prospective basis. The overall effect of Topic 350 had no impact to the Consolidated Financial Statements upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The new guidance introduces the following requirements: for investments in certain entities that calculate net asset value, investors are required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse if the investee has communicated timing to the entity or announced timing publicly; entities should use the measurement uncertainty disclosure to communicate information about the uncertainty in measurement as of the reporting date; entities must disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, or other quantitative information in lieu of weighted average if the entity determines such information would be more reasonable and rational; and entities are no longer required to disclose the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. We adopted this standard on June 1, 2020 as a result of our acquisition of F&G, and the overall effect of Topic 820 on our Consolidated Financial Statements was not material upon adoption.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Under this update, entities must consider indirect interests held through related parties under common control on a proportional basis to determine whether a decision-making fee is a variable interest. We adopted this standard on June 1, 2020 as a result of our acquisition of F&G, and it did not have an impact on our Consolidated Financial Statements.
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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
We completed the F&G acquisition on June 1, 2020 (see Note B of the Notes to the Consolidated Financial Statements). The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal control over financial reporting of F&G. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. F&G represented approximately 11% of our gross revenue for the year ended December 31, 2020. Total assets of the acquired business as of December 31, 2020 represented approximately 79% of our total consolidated assets, consisting principally of investments, goodwill and other intangible assets.
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
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Because we completed the F&G acquisition on June 1, 2020, the scope of management's assessment of the effectiveness of the Company's internal control over financial reporting did not include the internal control over financial reporting of F&G.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information
None.

PART III

Items 10-14.
 Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission the matters required by these items.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

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
2.1
Reorganization Agreement, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., Black Knight Holdings, Inc., and New BKH Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.2
Agreement and Plan of Merger, dated as of June 8, 2017, by and among Fidelity National Financial, Inc., New BKH Corp., Black Knight Financial Services, Inc., Black Knight Holdco Corp., New BKH Merger Sub, Inc., and BKFS Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.3
Reorganization Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)

2.4
Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)

2.5
First Amendment to the Agreement and Plan of Merger, dated as of April 24, 2020, by and between Fidelity National Financial, Inc., F I Corp., F II Corp., and FGL Holdings (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A filed on April 24, 2020)

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

4.9	Description of FNF Common Stock (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
4.10
Supplemental Indenture, dated as of June 1, 2020, by and among Fidelity & Guaranty Life Holdings, Inc., Fidelity National Financial, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2020).

4.11
Indenture, dated as of April 20, 2018, by and among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by FGL Holdings (File No. 001-37779) on April 25, 2018).

Exhibit Number	Description
4.12
Fifth Supplemental Indenture, dated as of June 12, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

4.13
Form of 3.40% Senior Note of the Registrant due 2030 (included in Exhibit 4.12 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)

4.14
Sixth Supplemental Indenture, dated as of September 15, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020).

4.15
Form of 2.450% Senior Note of the Registrant due 2031 (included in Exhibit 4.14 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)

10.1
Fourth Amended and Restated Credit Agreement, dated as of April 27, 2017, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, the other agents party thereto and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 2, 2017)

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
10.24
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.26
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.27
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.28
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Employment Agreement between the Registrant and Michael Nolan effective March 2, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.31
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Michael Nolan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.32
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.33
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.34	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2020 Awards (1)
10.35
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2019 Awards (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019) (1)

Exhibit Number	Description
10.36
Form of Notice of FNF Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2018 Awards (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018) (1)

10.37
Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)

10.38
Termination Agreement, dated September 9, 2019, among Stewart Information Services Corporation, Fidelity National Financial, Inc., A Holdco Corp. and S Holdco LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2019)

10.39
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

10.40
Term Loan Credit Agreement, dated April 22, 2020, among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and The Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.41
FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)

10.42
Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)

10.43
Form of Subscription Agreement by and among Paysafe Limited, Foley Trasimene Acquisition Corp. II, and certain subsidiaries of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2020)

10.44
Form of Subscription Agreement by and among Acrobat Holdings, Inc., Foley Trasimene Acquisition Corp., and certain subsidiaries of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2021)

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

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.
By:	/s/ Raymond R. Quirk
Raymond R. Quirk
Chief Executive Officer and Director
Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond R. Quirk	Chief Executive Officer and Director	March 1, 2021
Raymond R. Quirk	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	March 1, 2021
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	March 1, 2021
William P. Foley, II

/s/ Douglas K. Ammerman	Director	March 1, 2021
Douglas K. Ammerman

/s/ Thomas M. Hagerty	Director	March 1, 2021
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	March 1, 2021
Daniel D. (Ron) Lane

/s/ Sandra Morgan	Director	March 1, 2021
Sandra Morgan

/s/ Heather H. Murren	Director	March 1, 2021
Heather H. Murren

/s/ John D. Rood	Director	March 1, 2021
John D. Rood

/s/ Peter O. Shea, Jr.	Director	March 1, 2021
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	March 1, 2021
Cary H. Thompson

Date:	March 1, 2021	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2020	2019
	(In millions, except share data)
ASSETS
Cash	$975	$565
Short term investments	—	564
Equity securities, at fair value	1	1
Investment in unconsolidated affiliates	10	8
Notes receivable	416	498
Investments in and amounts due from subsidiaries	9,646	4,916
Property and equipment, net	2	2
Prepaid expenses and other assets	256	235
Income taxes receivable	—	—
Total assets	$11,306	$6,789
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$310	$275
Income taxes payable	56	10
Deferred tax liability	300	284
Notes payable	2,072	838
Total liabilities	2,738	1,407
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2020 and December 31, 2019; outstanding of 298,203,194 and 275,563,436 as of December 31, 2020 and December 31, 2019, respectively, and issued of 322,622,948 and 292,236,476 as of December 31, 2020 and December 31, 2019, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,720	4,581
Retained earnings	2,394	1,356
Accumulated other comprehensive earnings (loss)	1,304	43
Less: Treasury stock, 24,419,754 shares and 16,673,040 shares as of December 31, 2020 and December 31, 2019, respectively, at cost	(850)	(598)
Total equity of Fidelity National Financial, Inc. common shareholders	8,568	5,382
Total liabilities and equity	$11,306	$6,789
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Revenues:
Other fees and revenue	$32	$38	$—
Interest and investment income and realized gains	25	54	40
Realized gains and losses, net	(6)	(4)	4
Total revenues	51	88	44
Expenses:
Personnel expenses	58	80	35
Other operating expenses	60	62	20
Interest expense	71	48	43
Total expenses	189	190	98
Losses before income tax benefit and equity in earnings of subsidiaries	(138)	(102)	(54)
Income tax benefit	(33)	(23)	(9)
Losses before equity in earnings of subsidiaries	(105)	(79)	(45)
Equity in earnings of subsidiaries	1,557	1,141	673
Earnings from continuing operations	1,452	1,062	628
Equity in earnings of discontinued operations	(25)	—	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,427	$1,062	$628

Retained earnings, beginning of year	$1,356	$641	$217
Dividends declared	(389)	(347)	(330)
Cumulative effect of adoption of accounting standards	—	—	128
Other equity activity	—	—	(2)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	1,427	1,062	628
Retained earnings, end of year	$2,394	$1,356	$641
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,427	$1,062	$628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(1)	(2)	(2)
Gain on Pacific Union Sale	—	—	(4)
Impairment of assets	1	4	—
Equity in earnings of subsidiaries	(1,742)	(1,141)	(673)
Depreciation and amortization	1	1	—
Stock-based compensation	39	38	31
Net change in income taxes	(1)	53	(81)
Net (increase) decrease in prepaid expenses and other assets	(15)	(185)	(10)
Net increase in accounts payable and other accrued liabilities	26	211	2
Net cash provided by (used in) operating activities	(265)	41	(109)
Cash Flows From Investing Activities:
Purchases of investments available for sale	—	—	—
Net purchases of short-term investment activities	564	(362)	(117)
Acquisition of F&G (net of cash acquired)	(1,076)	—	33
Additions to notes receivable	(3)	(200)	—
Collection of notes receivable	89	209	33
Distributions from unconsolidated affiliates	—	2	2
Additional investments in unconsolidated affiliates	(1)	—	—
Net cash used in investing activities	(427)	(351)	(49)
Cash Flows From Financing Activities:
Borrowings	2,246	—	442
Debt service payments	(1,000)	—	(368)
Equity portion of debt conversions paid in cash	—	—	(142)
Debt issuance costs	(22)	—	—
Dividends paid	(389)	(344)	(328)
Purchases of treasury stock	(236)	(86)	(20)
Exercise of stock options	62	39	19
Payment for shares withheld for taxes and in treasury	(9)	(15)	(9)
Additional investments in non-controlling interests	(90)	—	—
Other financing activity	1	5	(2)
Net dividends from subsidiaries	539	927	685
Net cash provided by financing activities	1,102	526	277
Net change in cash and cash equivalents	410	216	119
Cash at beginning of year	565	349	230
Cash at end of year	$975	$565	$349
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2020	2019
	(In millions)
4.50% Notes, net of discount	$443	$443
5.50% Notes, net of discount	399	398
3.40% Notes, net of discount	643	—
2.45% Notes, net of discount	592	—
Revolving credit facility	(5)	(3)
	$2,072	$838
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash paid during the year:
Interest paid	$58	$44	$34
Income tax payments	317	251	204
D.     Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.5 billion, $0.5 billion, and $0.4 billion during the years ended December 31, 2020, 2019, and 2018, respectively.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

Seven months ended
December 31, 2020

Life Insurance (single segment):
Deferred acquisition costs	$222
Future policy benefits, losses, claims and loss expenses	4,010
Other policy claims and benefits payable	88
Life insurance premiums and other fees	138
Interest and investment income	743
Benefits, claims, losses and settlement expenses	(866)
Amortization, interest, and unlocking of deferred acquisition costs	(4)
Acquisition and operating expenses, net of deferrals	(158)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the seven months ended December 31, 2020	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life insurance in force	$3,892	$(2,064)	$—	$1,828	—%

Premiums and other considerations:
Traditional life insurance premiums	108	(85)	—	23	—
Annuity product charges	145	(30)	—	115	—
Total premiums and other considerations	$253	$(115)	$—	$138	—%

See Report of Independent Registered Public Accounting Firm