Form 10-Q
period 2021-03-31
Fidelity National Financial, Inc.
filed 2021-05-07
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of April 30, 2021 were:
FNF Common Stock    289,052,633

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2021

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2021 and December 31, 2020, net of allowance for credit losses of $7 and $19, respectively, and includes pledged fixed maturity securities of $460 and $455, respectively, related to secured trust deposits	$27,718	$27,587
Preferred securities, at fair value	1,293	1,341
Equity securities, at fair value	1,436	995
Derivative investments	542	548
Mortgage loans, net of allowance for credit losses of $36 and $39 at March 31, 2021 and December 31, 2020, respectively	2,374	2,031
Investments in unconsolidated affiliates	1,424	1,294
Other long-term investments	481	482
Short-term investments, at March 31, 2021 and December 31, 2020 includes pledged short-term investments of $1 and $1, respectively, related to secured trust deposits	124	769
Total investments	35,392	35,047
Cash and cash equivalents, at March 31, 2021 and December 31, 2020 includes $283 and $270, respectively, of pledged cash related to secured trust deposits	3,026	2,719
Trade and notes receivables, net of allowance of $26 and $28 at March 31, 2021 and December 31, 2020, respectively	425	437
Reinsurance recoverable, net of allowance for credit losses of $21 and $21 at March 31, 2021 and December 31, 2020, respectively	3,465	3,211
Goodwill	4,498	4,495
Prepaid expenses and other assets	1,041	997
Lease assets	358	374
Other intangible assets, net	2,393	2,264
Title plants	401	404
Property and equipment, net	179	180
Assets of discontinued operations	311	327
Total assets	$51,489	$50,455
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$29,592	$28,718
Future policy benefits	3,959	4,010
Accounts payable and accrued liabilities	2,469	2,402
Notes payable	2,663	2,662
Reserve for title claim losses	1,683	1,623
Funds withheld for reinsurance liabilities	1,026	806
Secured trust deposits	733	711
Lease liabilities	398	414
Income taxes payable	142	56
Deferred tax liability	259	300
Liabilities of discontinued operations	339	361
Total liabilities	43,263	42,063
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2021 and December 31, 2020; outstanding of 289,328,879 and 291,448,627 as of March 31, 2021 and December 31, 2020, respectively, and issued of 323,303,805 and 322,622,948 as of March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,752	5,720
Retained earnings	2,893	2,394
Accumulated other comprehensive earnings	720	1,304
Less: Treasury stock, 33,974,926 shares and 31,174,321 shares as of March 31, 2021 and December 31, 2020, respectively, at cost	(1,179)	(1,067)
Total Fidelity National Financial, Inc. shareholders’ equity	8,186	8,351
Non-controlling interests	40	41
Total equity	8,226	8,392
Total liabilities and equity	$51,489	$50,455
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2021	2020
	(Unaudited)
Revenues:
Direct title insurance premiums	$746	$546
Agency title insurance premiums	1,058	732
Escrow, title-related and other fees	851	601
Interest and investment income	402	53
Recognized gains and losses, net	43	(320)
Total revenues	3,100	1,612
Expenses:
Personnel costs	812	614
Agent commissions	807	560
Other operating expenses	458	411
Benefits and other changes in policy reserves	(26)	—
Depreciation and amortization	183	43
Provision for title claim losses	81	58
Interest expense	28	12
Total expenses	2,343	1,698
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	757	(86)
Income tax expense (benefit)	166	(28)
Earnings (loss) before equity in earnings of unconsolidated affiliates	591	(58)
Equity in earnings of unconsolidated affiliates	13	1
Net earnings (loss) from continuing operations	604	(57)
Net earnings from discontinued operations, net of tax	5	—
Net earnings (loss)	609	(57)
Less: Net earnings attributable to non-controlling interests	4	4
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$605	$(61)
Earnings per share
Basic
Net earnings (loss) per share from continuing operations attributable to common shareholders	$2.07	$(0.22)
Net earnings per share from discontinued operations attributable to common shareholders	0.02	—
Net earnings (loss) per share attributable to common shareholders, basic	$2.09	$(0.22)
Diluted
Net earnings (loss) per share from continuing operations attributable to common shareholders	$2.06	$(0.22)
Net earnings per share from discontinued operations attributable to common shareholders	0.02	—
Net earnings (loss) per share attributable to common shareholders, diluted	$2.08	$(0.22)

Weighted average common shares outstanding - basic	289	274
Weighted average common shares outstanding - diluted	291	274

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2021	2020
	(Unaudited)
Net earnings (loss)	$609	$(57)
Other comprehensive loss:
Unrealized loss on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(545)	(9)
Unrealized gain on investments in unconsolidated affiliates (2)	9	7
Unrealized loss on foreign currency translation (3)	(2)	(10)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(46)	(3)
Other comprehensive loss	(584)	(15)
Comprehensive earnings (loss)	25	(72)
Less: Comprehensive earnings (loss) attributable to non-controlling interests	4	4
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$21	$(76)
_______________________________________

(1)Net of income tax benefit of $146 million and $3 million for the three-month periods ended March 31, 2021 and 2020, respectively.
(2)Net of income tax expense of $3 million and $2 million for the three-month periods ended March 31, 2021 and 2020, respectively.
(3)Net of income tax benefit of $3 million for the three-month period ended March 31, 2020.
(4)Net of income tax expense of $12 million and $1 million for the three-month periods ended March 31, 2021 and 2020, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
Exercise of stock options	—	—	2	—	—	—	—	—	2	—
Treasury stock repurchased	—	—	—	—	—	3	(94)	—	(94)	—
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(9)	—	—	—	(9)	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(10)	—	—	—	(10)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(3)	—	—	—	(3)	—
Stock-based compensation	—	—	9	—	—	—	—	—	9	—
Dividends declared, $0.33 per common share	—	—	—	(91)	—	—	—	—	(91)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)	—
Net (loss) earnings	—	—	—	(61)	—	—	—	4	(57)	—
Balance, March 31, 2020	292	$—	$4,592	$1,204	$28	20	$(692)	$(16)	$5,116	$344

Balance, December 31, 2020	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—
Exercise of stock options	1	—	21	—	—	—	—	—	21	—
Treasury stock repurchased	—	—	—	—	—	3	(112)	—	(112)	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(545)	—	—	—	(545)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9	—
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(46)	—	—	—	(46)	—
Stock-based compensation	—	—	11	—	—	—	—	—	11	—
Dividends declared, $0.36 per common share	—	—	—	(106)	—	—	—	—	(106)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	605	—	—	—	4	609	—
Balance, March 31, 2021	323	$—	$5,752	$2,893	$720	34	$(1,179)	$40	$8,226	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$609	$(57)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	183	43
Equity in earnings of unconsolidated affiliates	(13)	(1)
(Gain) loss on sales of investments and other assets and asset impairments, net	(71)	8
Interest credited/index credits to contractholder account balances	(62)	—
Deferred policy acquisition costs and deferred sales inducements	(134)	—
Charges assessed to contractholders for mortality and admin	(41)	—
Non-cash lease costs	34	37
Operating lease payments	(38)	(38)
Distributions from unconsolidated affiliates, return on investment	7	—
Stock-based compensation cost	11	9
Change in valuation of derivatives, equity and preferred securities, net	(18)	312
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(38)	—
Change in future policy benefits	(51)	—
Change in funds withheld from reinsurers	217	—
Net decrease in trade receivables	14	20
Net increase in reserve for title claim losses	60	9
Net change in income taxes	144	(32)
Net change in other assets and other liabilities	(148)	(205)
Net cash provided by operating activities	665	105
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	1,586	265
Proceeds from sales of property and equipment	—	9
Additions to property and equipment and capitalized software	(22)	(28)
Purchases of investment securities	(3,283)	(300)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	645	(382)
Acquisitions/disposals of businesses, net of cash acquired/disposed	(5)	—
Additional investments in unconsolidated affiliates	(1)	(9)
Distributions from unconsolidated affiliates, return of investment	24	2
Net other investing activities	(4)	4
Net cash used in investing activities	(1,060)	(439)
Cash flows from financing activities:
Dividends paid	(104)	(90)
Subsidiary dividends paid to non-controlling interest shareholders	(5)	(3)
Exercise of stock options	21	2
Net change in secured trust deposits	23	35
Payment of contingent consideration for prior period acquisitions	(2)	(7)
Contractholder account deposits	1,522	—
Contractholder account withdrawals	(641)	—
Purchases of treasury stock	(112)	(89)
Net cash provided by (used in) financing activities	702	(152)
Net increase (decrease) in cash and cash equivalents	307	(486)
Cash and cash equivalents at beginning of period	2,719	1,376
Cash and cash equivalents at end of period	$3,026	$890
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2020.
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a provider of annuity and life insurance products, providing deferred annuities, including fixed index annuities ("FIA"), fixed rate annuities, and immediate annuities and indexed universal life ("IUL") insurance through our wholly-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
Merger of Paysafe Limited ("Paysafe") and Foley Trasimene Acquisition Corp. II ("FTAC II")
On December 7, 2020, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title, Chicago Title and F&G (collectively, the "FTAC II Subscribers"), entered into common stock subscription agreements with Paysafe and FTAC II to purchase in the aggregate $500 million (the "Purchase Price") of common shares, par value $0.001 per share, of Paysafe at a purchase price of $10.00 per share ("the PIPE Investment"). On March 30, 2021, FTAC II merged with Paysafe, an exempted limited company incorporated under the laws of Bermuda and a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The newly combined company operates as Paysafe and is traded on the New York Stock Exchange ("NYSE") under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity ("PIPE") commitments and equity of Paysafe.
On March 30, 2021, the FTAC II Subscribers funded the subscription agreements and received 50 million common shares of Paysafe. As of March 31, 2021, we hold approximately 7% of the outstanding common shares of Paysafe. In connection with the PIPE Investment, we received a fee of 1.6% of the Purchase Price as described in the agreement and plan of merger dated December 7, 2020.
Income Tax
Income tax expense (benefit) was $166 million and $(28) million in the three-month periods ended March 31, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 22% in the three months ended March 31, 2021. Income tax benefit as a percentage of loss before income taxes was 33% in the three months ended March 31, 2020. The 2020 period includes an additional tax benefit of $7 million related to a 2017 amended return filed in the three months ended March 31, 2020.

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
Options or other instruments which provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million and 3 million antidilutive instruments outstanding during the three months ended March 31, 2021 and 2020, respectively.
Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Condensed Consolidated Statements of Earnings for the three months ended March 31, 2021.
Recent Accounting Pronouncements
Adopted Pronouncements
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard as of January 1, 2021, and it had no impact on our unaudited Condensed Consolidated Financial Statements upon adoption.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments in this update clarify that callable debt securities should be re-evaluated each reporting period to determine if the amortized cost exceeds the amount repayable by the issuer at the next earliest call date, and, if so, the excess should be amortized to the next call date. We adopted this standard as of January 1, 2021 and are applying this guidance on a prospective basis. This pronouncement had no impact on our unaudited Condensed Consolidated Financial Statements upon adoption.
Pronouncements Not Yet Adopted
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2021	2020
	(Dollars in millions)
Beginning balance	$1,623	$1,509
Change in insurance recoverable	25	(1)
Claim loss provision related to:
Current year	81	58
Prior years	—	—
Total title claim loss provision	81	58
Claims paid, net of recoupments related to:
Current year	—	—
Prior years	(46)	(48)
Total title claims paid, net of recoupments	(46)	(48)
Ending balance of claim loss reserve for title insurance	$1,683	$1,518
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited. The Named Companies have settled or conditionally settled with various parties and/or are participating in court-ordered mediation with all other parties in an effort to fully resolve the claims related to this matter.
The following lawsuits were filed in the Superior Court of San Diego County for the State of California. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy. Unless otherwise noted below, the Named Companies have or will respond to the operative complaints by the respective due dates.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others.
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
On March 16, 2020, a lawsuit styled, Randolph L. Levin, et al., v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, Betty Elixman, et al., was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $38 million as a result of the alleged fraud scheme, and also seek punitive damages and the recovery of attorneys’ fees. This matter has conditionally settled under confidential terms following mediation.

On May 29, 2020, a lawsuit styled, Mark Atherton, et al., v. Chicago Title Co. and Chicago Title Ins. Co., was filed in was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $30 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. This matter has conditionally settled under confidential terms.
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

On October 1, 2020, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $75 million, as well as consequential and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others.

On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme, and also seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others.

On February 24, 2021, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs are seeking compensatory, statutory, treble, and punitive damages.

On October 23, 2020, a lawsuit styled, DH Claims LLC v. Chicago Title Co., Chicago Title Ins. Co., and Della Ducharme, was filed in the Superior Court of Orange County for the State of California. Plaintiff claims losses in excess of $2 million as a result of the alleged fraud scheme, and also seeks statutory, treble, and punitive damages, as well as the recovery of attorneys’ fees. This matter has conditionally settled under confidential terms.
In addition, Chicago Title Company has conditionally resolved claims from both individual investors and a group of alleged investors under confidential terms during pre-suit mediations. As of March 31, 2021, the

Company has recorded an incurred claim loss reserve for legal fees and any remaining unpaid amounts relating to losses on the matters resolved confidentially mentioned above which is included in its consolidated reserve for title claim losses. The Company has also recorded an insurance recoverable for amounts that it expects to recover from its insurance carriers relating to these matters.

At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of the unresolved claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for title claim losses. As of March 31, 2021, the Company believes that its reserves are adequate to cover its losses related to this matter and other claims.

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

Note C — Fair Value of Financial Instruments
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

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$3,026	$—	$—	$3,026	$3,026
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,069	1,593	6,662	6,662
Commercial mortgage-backed securities	—	2,865	25	2,890	2,890
Corporates	36	13,182	1,246	14,464	14,464
Hybrids	161	791	—	952	952
Municipals	—	1,376	41	1,417	1,417
Residential mortgage-backed securities	—	320	487	807	807
U.S. Government	339	—	—	339	339
Foreign Governments	—	170	17	187	187
Equity securities	838	590	8	1,436	1,436
Preferred securities	480	812	1	1,293	1,293
Derivative investments	1	541	—	542	542
Short term investments	105	19	—	124	124
Other long-term investments	—	—	48	48	48
Total financial assets at fair value	$4,986	$25,735	$3,466	$34,187	$34,187
Liabilities
Fair value of future policy benefits	—	—	—	—	—
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,293	3,293	3,293
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	75	—	75	75
Subscription agreements	—	4	—	4	4
Preferred shares reimbursement feature embedded derivative	—	—	4	4	4
Total financial liabilities at fair value	$—	$79	$3,297	$3,376	$3,376

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,719	$—	$—	$2,719	$2,719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,916	1,350	6,266	6,266
Commercial mortgage-backed securities	—	2,803	26	2,829	2,829
Corporates	25	13,421	1,289	14,735	14,735
Hybrids	175	815	4	994	994
Municipals	—	1,360	43	1,403	1,403
Residential mortgage-backed securities	—	342	483	825	825
U.S. Government	342	—	—	342	342
Foreign Governments	—	176	17	193	193
Equity securities	791	—	5	796	796
Preferred securities	490	851	—	1,341	1,341
Subscription agreements (1)	—	199	—	199	199
Derivative investments	—	548	—	548	548
Short term investments	769	—	—	769	769
Other long-term investments	—	—	50	50	50
Total financial assets at fair value	$5,311	$25,431	$3,267	$34,009	$34,009
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,404	3,404	3,404
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	101	—	101	101
Total financial liabilities at fair value	$—	$101	$3,409	$3,510	$3,510

(1) Included within equity securities in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2020.
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2021 or December 31, 2020.

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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2021 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivative in the funds withheld reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), a third party insurer, is estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note P Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on F&G reinsurance agreements.
Other long-term investments
Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since Fidelity & Guaranty Life Insurance Company ("FGL Insurance") will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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
Subscription Agreements for Forward Purchases of Equity of Special Purpose Acquisition Companies
Our subscription agreements are accounted for at fair value pursuant to ASC Topic 321, Investments - Equity Securities and considered to be a Level 2 fair value measurement. Fair value is determined using observable inputs including stock prices, volatility assumptions and a discount for the lack of marketability determined using a combination of the Finnerty Model, Asian Put and Synthetic Forward considerations. The selected discount for the lack of marketability was determined as 3.0%.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2021 and December 31, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2021
	(in millions)			March 31, 2021
Assets
Asset-backed securities	$1,430	Broker-quoted	Offered quotes	48.67% - 115.83% 92.15%
Asset-backed securities	163	Third-Party Valuation	Offered quotes	0.00% - 104.73% 78.18%
Commercial mortgage-backed securities	25	Broker-quoted	Offered quotes	128.77% - 128.77% 128.77%
Corporates	385	Broker-quoted	Offered quotes	91.56% - 110.78% 102.28%
Corporates	17	Discounted Cash Flow	Discount Rate	44.00% - 100.00% 79.02%
Corporates	844	Third-Party Valuation	Offered quotes	85.23% - 122.88% 105.67%
Municipals	41	Third-Party Valuation	Offered quotes	126.62% - 126.62% 126.62%
Residential mortgage-backed securities	487	Broker-quoted	Offered quotes	0.00% - 115.50% 115.50%
Foreign governments	17	Third-Party Valuation	Offered quotes	107.19% - 109.61% 107.95%
Preferred securities	1	Income-Approach	Yield	—%
Equity securities	2	Black Scholes model	Risk Free Rate	0.50% - 0.50% (0.50%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	109.66% - 109.66% (109.66%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	2	Broker Quoted	Offered quotes
Equity securities	4	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	29	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	19	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,466
Liabilities
Future policy benefits	$4	Discounted cash flow	Non-performance spread	0.50%

Derivatives:
FIA embedded derivatives, included in contractholder funds	3,293	Discounted cash flow	Market value of option	0.00% - 70.30% 3.76%
			Swap rates	0.01% - 2.41% 1.21%
			Mortality multiplier	100.00% - 100.00% 100.00%
			Surrender rates	0.25% - 55.00% 5.32%
			Partial withdrawals	2.00% - 3.50% 2.60%
			Non-performance spread	0.75% - 0.75% 0.75%
			Option cost	0.05% - 15.94% 2.26%
Total financial liabilities at fair value	$3,297

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2020
	(in millions)			December 31, 2020
Assets
Asset-backed securities	$1,175	Broker-quoted	Offered quotes	85% - 126.15% 103.96%
Asset-backed securities	175	Third-Party Valuation	Offered quotes	0.00% - 107.25% 79.87%
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.59% - 131.59% 131.59%
Corporates	388	Broker-quoted	Offered quotes	75.20% - 114.68% 103.36%
Corporates	901	Third-Party Valuation	Offered quotes	88.42% - 125.83% 109.47%
Hybrids	4	Third-Party Valuation	Offered quotes	112.06% - 112.06% 112.06%
Municipals	43	Third-Party Valuation	Offered quotes	133.53% - 133.53% 133.53%
Residential mortgage-backed securities	483	Broker-quoted	Offered quotes	112.58% - 112.58% 112.58%
Foreign governments	17	Third-Party Valuation	Offered quotes	107.87% - 113.80% 109.72%
Equity securities	1	Income-Approach	Yield	—%
Equity securities	1	Black Scholes model	Risk Free Rate	0.29% - 0.29% (0.29%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	27	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,267
Liabilities
Future policy benefits	5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA embedded derivatives, included in contractholder funds	3,404	Discounted cash flow	Market value of option	0.00% - 67.65% 2.25%
			Treasury rates	0.08% - 1.65% 0.87%
			Mortality multiplier	100.00% - 100.00% 100.00%
			Surrender rates	0.25% - 55.00% 5.24%
			Partial withdrawals	2.00% - 3.50% 2.58%
			Non-performance spread	0.74% - 0.74% 0.74%
			Option cost	0.05% - 16.61% 2.25%
Total financial liabilities at fair value	$3,409

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2021 and 2020. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$—	$(23)	$358	$—	$(92)	$—	$1,593	$(4)
Commercial mortgage-backed securities	26	—	(1)	—	—	—	—	25	1
Corporates	1,289	6	(39)	40	(5)	(31)	(14)	1,246	19
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	(2)	—	—	—	—	41	4
Residential mortgage-backed securities	483	—	12	5	—	(13)	—	487	27
Foreign Governments	17	—	—	—	—	—	—	17	2
Equity and preferred securities	5	1	—	3	—	—	—	9	—
Other long-term assets:
Available-for-sale embedded derivative	27	2	—	—	—	—	—	29	—
Credit linked note	23	—	(4)	—	—	—	—	19	—
Total assets at Level 3 fair value	$3,267	$9	$(57)	$406	$(5)	$(140)	$(14)	$3,466	$49
Liabilities
Future policy benefits	$5	$—	$—	$—	$—	$(1)	$—	$4	$—
FIA embedded derivatives, included in contractholder funds	3,404	(111)	—	—	—	—	—	3,293	—
Total liabilities at Level 3 fair value	$3,409	$(111)	$—	$—	$—	$(1)	$—	$3,297	$—
(a) The net transfers out of Level 3 during the three months ended March 31, 2021 were exclusively to Level 2.

	Three months ended March 31, 2020
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Corporates	$17	$(3)	$—	$—	$—	$—	$—	$14	$—
Equity securities	1	—	—	—	—	—	—	1	—
Other invested assets:
Other long-term investment	120	(61)	—	—	—	—	(59)	—	—
Total assets at Level 3 fair value	$138	$(64)	$—	$—	$—	$—	$(59)	$15	$—

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
Debt
The fair value of debt is based on quoted market prices of other debt with similar characteristics. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$64	$—	$64	$64
Commercial mortgage loans	—	—	1,197	1,197	1,206
Residential mortgage loans	—	—	1,154	1,154	1,168
Policy loans	—	—	34	34	34
Other invested assets	—	—	26	26	26
Company-owned life insurance	—	—	309	309	309
Trade and notes receivables, net of allowance	—	—	425	425	425
Total	$—	$64	$3,145	$3,209	$3,232

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$22,880	$22,880	$26,244
Debt	—	2,796	—	2,796	2,663
Total	$—	$2,796	$22,880	$25,676	$28,907

	December 31, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$66	$—	$66	$66
Commercial mortgage loans	—	—	926	926	903
Residential mortgage loans	—	—	1,123	1,123	1,128
Policy loans	—	—	33	33	33
Other invested assets	—	—	28	28	28
Company-owned life insurance	—	—	305	305	305
Trade and notes receivables, net of allowance	—	—	437	437	437
Total	$—	$66	$2,852	$2,918	$2,900

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,719	$21,719	$25,199
Debt	—	2,896	—	2,896	2,662
Total	$—	$2,896	$21,719	$24,615	$27,861

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or the net asset value ("NAV") per share practical expedient (in millions):

	Carrying Value After Measurement (in millions)
	March 31, 2021	December 31, 2020
Investments in unconsolidated affiliates (equity method of accounting)	$143	$146
Investments in unconsolidated affiliates (NAV)	$1,281	1,148

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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments at March 31, 2021 and December 31, 2020 are summarized as follows (in millions):

	March 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$6,358	$—	$339	$(35)	$6,662	$6,662
Commercial mortgage-backed securities	2,514	(1)	382	(5)	2,890	2,890
Corporates	14,178	(3)	633	(344)	14,464	14,464
Hybrids	892	—	60	—	952	952
Municipals	1,399	—	43	(25)	1,417	1,417
Residential mortgage-backed securities	774	(3)	37	(1)	807	807
U.S. Government	333	—	6	—	339	339
Foreign Governments	186	—	4	(3)	187	187
Total available-for-sale securities	$26,634	$(7)	$1,504	$(413)	$27,718	$27,718

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,941	$—	$343	$(18)	$6,266	$6,266
Commercial mortgage-backed/asset-backed securities	$2,490	$—	$342	$(3)	$2,829	$2,829
Corporates	13,582	(16)	1,184	(15)	14,735	14,735
Hybrids	914	—	80	—	994	994
Municipals	1,333	—	72	(2)	1,403	1,403
Residential mortgage-backed securities	806	(3)	23	(1)	825	825
U.S. Government	332	—	10	—	342	342
Foreign Governments	179	—	14	—	193	193
Total available-for-sale securities	$25,577	$(19)	$2,068	$(39)	$27,587	$27,587

Securities held on deposit with various state regulatory authorities had a fair value of $17,127 million and $16,714 million at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, the Company held no material investments that were non-income producing for a period greater than twelve months.
At March 31, 2021 and December 31, 2020, the Company's accrued interest receivable balance was $246 million and $235 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $1,803 million and $1,622 million as of March 31, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2021
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$531	$536
Due after one year through five years	1,919	2,029
Due after five years through ten years	2,260	2,346
Due after ten years	12,252	12,418
Subtotal	16,962	17,329
Other securities which provide for periodic payments:
Asset-backed securities	6,358	6,662
Commercial mortgage-backed securities	2,514	2,890
Structured hybrids	26	30
Residential mortgage-backed securities	774	807
Subtotal	9,672	10,389
Total fixed maturity available-for-sale securities	$26,634	$27,718

Allowance for Expected Credit Loss
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
•Delinquencies and nonperforming assets of underlying collateral;
•Expected future default rates;
•Collateral value by vintage, geographic region, industry concentration or property type;
•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.
We recognize an allowance for expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through to Interest and investment income when collectability concerns arise.
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

The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the three months ended March 31, 2021 (in millions):

	Three Months Ended March 31, 2021
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write-offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Commercial mortgage-backed securities	$—	$(1)	$—	$—	$—	$—	$—	—	$(1)
Corporates	(16)	—	—	7	—	—	3	3	(3)
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total available-for-sale securities	$(19)	$(1)	$—	$7	$—	$—	$3	$3	$(7)
(1) Purchased credit deteriorated financial assets ("PCD")

Purchased credit-deteriorated available-for-sale debt securities ("PCD"s) are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended March 31, 2021.

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2021, and December 31, 2020 were as follows (dollars in millions):

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,095	$(35)	$—	$—	$1,095	$(35)
Commercial mortgage-backed securities	250	(3)	—	—	250	(3)
Corporates	5,634	(344)	1	—	5,635	(344)
Hybrids	31	—	—	—	31	—
Municipals	686	(25)	—	—	686	(25)
Residential mortgage-backed securities	37	(1)	—	—	37	(1)
U.S. Government	42	—	—	—	42	—
Foreign Government	98	(3)	5	—	103	(3)
Total available-for-sale securities	$7,873	$(411)	$6	$—	$7,879	$(411)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						726
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2
Total number of available-for-sale securities in an unrealized loss position						728

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$477	$(18)	$—	$—	$477	$(18)
Commercial mortgage-backed securities	51	(3)	—	—	51	(3)
Corporates	$865	$(15)	$36	$—	$901	$(15)
Hybrids	1	—	—	—	1	—
Municipals	115	(2)	—	—	115	(2)
Residential mortgage-backed securities	30	(1)	—	—	30	(1)
U.S. Government	11	—	—	—	11	—
Foreign Government	—	—	—	—	—	—
Total available-for-sale securities	$1,550	$(39)	$36	$—	$1,586	$(39)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						222
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						11
Total number of available-for-sale securities in an unrealized loss position						233

We determined the increase in unrealized losses as of March 31, 2021 was caused by higher treasury rates, offset by narrower spreads in certain sectors. This in part is expected as the economy continues its anticipated path to recovery and reopening. For securities in an unrealized loss position as of March 31, 2021 an expected credit loss was not determined, and we believe that the unrealized loss is being driven by interest rate increases or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults has not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 4% of our total investments as of March 31, 2021. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	March 31, 2021
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	2%
Industrial - General	337	27%
Industrial - Warehouse	19	2%
Multifamily	314	26%
Office	222	18%
Retail	134	11%
Other	141	12%
Student Housing	25	2%
Total commercial mortgage loans, gross of valuation allowance	$1,211	100%
Allowance for expected credit loss	(5)
Total commercial mortgage loans	$1,206

U.S. Region:
East North Central	$65	5%
East South Central	80	7%
Middle Atlantic	180	15%
Mountain	89	7%
New England	82	7%
Pacific	418	34%
South Atlantic	226	19%
West North Central	13	1%
West South Central	58	5%
Total commercial mortgage loans, gross of valuation allowance	$1,211	100%
Allowance for expected credit loss	(5)
Total commercial mortgage loans	$1,206

	December 31, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	2%
Industrial - General	302	33%
Industrial - Warehouse	12	1%
Multifamily	165	18%
Office	140	15%
Retail	142	17%
Other	125	14%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

U.S. Region:
East North Central	$61	7%
East South Central	80	9%
Middle Atlantic	100	11%
Mountain	48	5%
New England	79	9%
Pacific	333	37%
South Atlantic	133	15%
West North Central	13	1%
West South Central	58	6%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

All of our investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at March 31, 2021, as measured at inception of the loans unless otherwise updated.
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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2021 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2021
LTV Ratios:
Less than 50%	$543	$17	$9	$569	48%	$584	49%
50% to 60%	270	—	—	270	22%	271	23%
60% to 75%	269	103	—	372	30%	342	28%
Commercial mortgage loans	$1,082	$120	$9	$1,211	100%	$1,197	100%

December 31, 2020
LTV Ratios:
Less than 50%	$520	$18	$—	$538	60%	$557	60%
50% to 60%	237	9	—	246	27%	251	27%
60% to 75%	121	—	—	121	13%	119	13%
Commercial mortgage loans	$878	$27	$—	$905	100%	$927	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2021, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss for Commercial Mortgages
We estimate expected credit losses for our commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 4% of our total investments as of March 31, 2021. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	March 31, 2021
U.S. State:	Unpaid Principal Balance	% of Total
California	$182	15%
Florida	154	13%
New Jersey	101	9%
All Other States (1)	747	63%
Total mortgage loans	$1,184	100%
(1) The individual concentration of each state is less than 9% as of March 31, 2021.

	December 31, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$164	15%
Florida	188	16%
New Jersey	96	8%
All other states	704	61%
Total mortgage loans	$1,152	100%
(1) The individual concentration of each state is less than 8% as of December 31, 2020.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at March 31, 2021, was as follows (dollars in millions):

	March 31, 2021		December 31, 2020
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,106	92%	$1,059	91%
Non-performing	93	8%	106	9%
Total residential mortgage loans, gross of valuation allowance	$1,199	100%	$1,165	100%
Allowance for expected loan loss	(31)	—%	(37)	—%
Total residential mortgage loans	$1,168	100%	$1,128	100%

Loans segregated by risk rating exposure as of March 31, 2021, were as follows (in millions):

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$144	$515	$292	$129	$—	$—	$1,080
30-89 days past due	—	14	10	1	—	—	25
Over 90 days past due	—	36	50	3	—	—	89
Total residential mortgages	$144	$565	$352	$133	$—	$—	$1,194
Commercial mortgages
Current (less than 30 days past due)	$308	$542	$—	$6	$—	$355	$1,211
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$308	$542	$—	$6	$—	$355	$1,211

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$311	$545	$68	$42	$62	$2	$1,030
30-89 days past due	2	22	2	—	—	—	26
Over 90 days past due	26	74	3	—	—	—	103
Total residential mortgages	$339	$641	$73	$42	$62	$2	$1,159
Commercial mortgages
Current (less than 30 days past due)	$542	$—	$6	$—	$11	$346	$905
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$542	$—	$6	$—	$11	$346	$905

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$15	$228	$—	$6	$—	$320	$569
50% to 60%	43	192	—	—	—	35	270
60% to 75%	250	122	—	—	—	—	372
Total commercial mortgages	$308	$542	$—	$6	$—	$355	$1,211
Commercial mortgages
DSCR
Greater than 1.25x	$205	$542	$—	$6	$—	$328	$1,081
1.00x - 1.25x	103	—	—	—	—	18	121
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$308	$542	$—	$6	$—	$355	$1,211

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$228	$—	$6	$—	$—	$303	$537
50% to 60%	192	—	—	—	11	43	246
60% to 75%	122	—	—	—	—	—	122
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Commercial mortgages
DSCR
Greater than 1.25x	$542	$—	$6	$—	$11	$319	$878
1.00x - 1.25x	—	—	—	—	—	27	27
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905

Non-accrual loans by amortized cost as of March 31, 2021 and December 31, 2020, was as follows:

Amortized cost of loans on non-accrual	March 31, 2021	December 31, 2020
Residential mortgage:	$90	$99
Commercial mortgage:	—	—
Total non-accrual loans	$90	$99

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2021.

Allowance for Expected Credit Loss for Residential Mortgages
We estimate expected credit losses for our mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

	March 31, 2021
	Residential Mortgage	Commercial Mortgage	Total
Balance, December 31, 2020	37	2	39
(Reversal of) provision for loan losses	$(6)	$3	$(3)
Balance, March 31, 2021	$31	$5	$36
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of March 31, 2021 and December 31, 2020.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended
	March 31, 2021	March 31, 2020
Fixed maturity securities, available-for-sale	$307	$17
Equity securities	5	3
Preferred securities	14	6
Mortgage loans	23	—
Invested cash and short-term investments	—	7
Limited partnerships	80	—
Tax deferred property exchange income	4	16
Other investments	8	4
Gross investment income	441	53
Investment expense	(39)	—
Interest and investment income	$402	$53

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended
	March 31, 2021	March 31, 2020
Net realized gains on fixed maturity available-for-sale securities	$40	$3
Net realized/unrealized gains (losses) on equity securities (2)	(46)	(205)
Net realized/unrealized gains (losses) on preferred securities (3)	(10)	(105)
Realized losses on other invested assets	(3)	(9)
Change in allowance for expected credit losses	10	(4)
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	60	—
Unrealized losses on certain derivative instruments	(35)	—
Change in fair value of reinsurance related embedded derivatives (1)	27	—
Change in fair value of other derivatives and embedded derivatives	—	—
Realized gains on derivatives and embedded derivatives	52	—
Recognized gains and (losses), net	$43	$(320)
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
(2) Includes net valuation losses of $(46) million for the three months ended March 31, 2021, and net valuation losses of $(205) million for the three months ended March 31, 2020.
(3) Includes net valuation losses of $(3) million for the three months ended March 31, 2021, and valuation losses of $(42) million for the three months ended March 31, 2020.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended
	March 31, 2021	March 31, 2020
Proceeds	$424	$63
Gross gains	32	12
Gross losses	(8)	(1)
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
We previously executed a commitment of $83 million to purchase common shares in an unaffiliated private business development company ("BDC"). The BDC invests in secured and unsecured fixed maturity and equity securities of middle market companies in the United States. Due to the voting structure of the transaction, the Company did not have voting power. As of March 31, 2021, the BDC was listed on the NASDAQ, and is no longer a VIE.
We invest in various limited partnerships, which may be VIEs, as a passive investor. These investments are in credit funds with a bias towards current income, real assets, or private equity. Limited partnership interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. In addition, we invest in structured investments which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our unaudited Condensed Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. As of March 31, 2021, our maximum exposure to loss on limited partnership investments was $1,831 million comprised of recorded carrying value of $1,281 million and $550 million in unfunded commitments. See tables of fixed maturity securities available for sale above for carrying amounts of structured security VIE investments and Note F for any additional unfunded commitments associated with those investments.

Investment with Related Party
Included in equity securities as of March 31, 2021 and December 31, 2020 are 5,706,134 shares of Cannae common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $226 million and $253 million as of March 31, 2021 and December 31, 2020, respectively.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA contracts, as of March 31, 2021 is as follows (in millions):

	March 31, 2021	December 31, 2020
Assets:
Derivative investments:
Call options	$542	$548
Futures contracts	1	—
Other long-term investments:
Other embedded derivatives	27	27
Funds withheld:
Embedded derivatives	1	—
	$571	$575

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,293	$3,404
Other liabilities:
Reinsurance related embedded derivative	75	101
	$3,368	$3,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

Three Months Ended
March 31, 2021
Net investment gains (losses):
Call options	$22
Foreign currency forward	4
Reinsurance related embedded derivatives	27
Total net investment gains (losses)	$53

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(111)

Additional Disclosures
FIA Embedded Derivative and Call Options and Futures
We have FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments.
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
Information regarding our exposure to credit loss on the call options we hold as of March 31, 2021, is presented in the following table (in millions):

		March 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$1,716	$91	$51	$40
Morgan Stanley	*/Aa3/A+	1,612	65	70	—
Barclay's Bank	A+/A1/A	5,294	105	109	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,166	79	79	—
Wells Fargo	A+/A2/BBB+	2,537	101	100	1
Goldman Sachs	A/A2/BBB+	268	12	13	—
Credit Suisse	A/Aa3/A+	2,013	57	59	—
Truist	A+/A2/A	1,024	32	32	—
Total		$16,630	$542	$513	$41
(1) An * represents credit ratings that were not available.
Collateral Agreements
The Company is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, the Company has agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by the Company or the counterparty would be dependent on the market value of the underlying option contracts. The Company's current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, the Company and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, Credit Suisse, and Truist, this threshold is set to zero. As of March 31, 2021, counterparties posted $513 million of collateral of which $371 million is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts was $41 million at March 31, 2021.
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
The Company held 404 futures contracts at March 31, 2021. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). The Company provides cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at March 31, 2021.
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

Note F — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note B Summary of Reserve for Title Claim Losses for further discussion. Additionally, like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $15 million and $13 million as of March 31, 2021 and December 31, 2020, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, have asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock in connection with the acquisition. They seek a judicial determination of the fair value of their shares of F&G stock under the law of the Cayman Islands, together with interest. Discovery is ongoing. We do not believe the result in either case will have a material adverse effect on our financial condition.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of March 31, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of March 31, 2021 is included below (in millions):

March 31, 2021
Asset Type
Other invested assets	$584
Fixed maturity securities, available-for-sale	496
Other assets	83
Commercial mortgage loans	46
Residential mortgage loans	4
Total	$1,213

Subscription Agreements with Acrobat Holdings, Inc., now known as Alight, Inc. ("Alight"), and Foley Trasimene Acquisition Corp. ("FTAC")
On January 25, 2021, certain of our wholly-owned subsidiaries, FNTIC, Commonwealth Title, and Chicago Title, entered into common stock subscription agreements (the "FTAC Subscription Agreements") with Alight and FTAC to purchase in the aggregate $150 million of Class A Common Stock, par value $.001 per share, of Alight at a purchase price of $10.00 per share. The closing of the transactions is expected to occur in the second quarter of 2021. For further information related to the FTAC Subscription Agreements, refer to Note A Basis of Presentation in our most recent Annual Report on Form 10-K for the year ended December 31, 2020.

Note G — Dividends
On May 6, 2021, our Board of Directors declared cash dividends of $0.36 per share, payable on June 30, 2021, to FNF common shareholders of record as of June 16, 2021.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result we have a new segment as of and for the three months ended March 31, 2021, F&G, which contains our fixed annuity and life insurance businesses.
As of and for the three months ended March 31, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,804	$—	$—	$1,804
Other revenues	745	64	42	851
Revenues from external customers	2,549	64	42	2,655
Interest and investment income, including recognized gains and losses	(30)	475	—	445
Total revenues	2,519	539	42	3,100
Depreciation and amortization	33	144	6	183
Interest expense	—	8	20	28
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	439	356	(38)	757
Income tax expense (benefit)	103	72	(9)	166
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	336	284	(29)	591
Equity in earnings (loss) of unconsolidated affiliates	8	—	5	13
Net earnings (loss) from continuing operations	$344	$284	$(24)	$604
Assets	$9,389	$40,614	$1,486	$51,489
Goodwill	2,481	1,751	266	4,498
As of and for the three months ended March 31, 2020:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$1,278	$—	$1,278
Other revenues	610	(9)	601
Revenues from external customers	1,888	(9)	1,879
Interest and investment income, including recognized gains and losses	(265)	(2)	(267)
Total revenues	1,623	(11)	1,612
Depreciation and amortization	37	6	43
Interest expense	—	12	12
Loss before income taxes and equity in earnings of unconsolidated affiliates	(53)	(33)	(86)
Income tax benefit	(19)	(9)	(28)
Loss before equity in earnings of unconsolidated affiliates	(34)	(24)	(58)
Equity in earnings of unconsolidated affiliates	1	—	1
Net loss	$(33)	$(24)	$(57)
Assets	$8,728	$1,476	$10,204
Goodwill	2,460	266	2,726

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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Three months ended March 31,
	2021	2020
Cash paid for:
Interest	$29	$22
Income taxes	7	4
Deferred sales inducements	21	—
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	$(9)	$—
Change in purchases of investments available for sale payable in period	164	—
Change in treasury stock purchases payable in period	—	5
Lease liabilities recognized in exchange for lease right-of-use assets	5	8
Remeasurement of lease liabilities	13	22

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2021	2020
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$746	$546
Agency title insurance premiums	Agency title insurance premiums	Title	1,058	732
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	64	—
Home warranty	Escrow, title-related and other fees	Title	39	43
Total revenue from insurance contracts			1,907	1,321
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	324	221
Other title-related fees and income	Escrow, title-related and other fees	Title	205	159
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	90	106
Real estate technology	Escrow, title-related and other fees	Corporate and other	32	27
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	—	6
Other	Escrow, title-related and other fees	Corporate and other	10	(42)
Total revenue from contracts with customers			661	477
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	87	81
Interest and investment income	Interest and investment income	Various	402	53
Recognized gains and losses, net	Recognized gains and losses, net	Various	43	(320)
Total revenues	Total revenues		$3,100	$1,612
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2021	December 31, 2020
	(In millions)
Trade receivables	$390	$404
Deferred revenue (contract liabilities)	116	117
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, we recognized $41 million of revenue, which was included in deferred revenue at the beginning of the period.

Note K — Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of the Company's VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at December 31, 2020	$1,466	$222	$36	$1,724
Deferrals	—	133	21	154
Amortization	(132)	(8)	(8)	(148)
Interest	8	2	—	10
Unlocking	1	—	—	1
Adjustment for net unrealized investment (gains) losses	132	(5)	—	127
Balance at March 31, 2021	$1,475	$344	$49	$1,868

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of March 31, 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains of $152 million, the DAC balances included cumulative adjustments for net unrealized investment gains of $30 million, and the DSI balance included net unrealized investment gains of $4 million.
For the inforce liabilities as of March 31, 2021, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2021	59
2022	190
2023	185
2024	172
2025	168
Thereafter	853

Note L — F&G Reinsurance
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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2021 were as follows (in millions):

	Three months ended
	March 31, 2021
	Net Premiums Earned	Net Benefits Incurred
Direct	$44	$293
Ceded	(33)	(319)
Net	$11	$(26)
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three months ended March 31, 2021. F&G did not commute any ceded reinsurance treaties during the three months ended March 31, 2021.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. During the three months ended March 31, 2021, the expected credit loss reserve was not adjusted and remained at $21 million as of March 31, 2021.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. Effective January 1, 2021, FGL Insurance amended to include the GMWB rider for product F&G SecureIncome 7. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.
On January 15, 2021, FGL Insurance executed a Funds Withheld Coinsurance Agreement with ASPIDA Life Re Ltd, a Bermuda reinsurer. The effective date of the agreement is January 1, 2021. In accordance with the terms of this agreement, F&G shall cede to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021.
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”) and Kubera, that could have a material impact on the Company’s financial position in the event that either Wilton Re or Kubera fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2021. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of March 31, 2021, the net amount recoverable from Wilton Re was $1,489 million and the net amount recoverable from Kubera was $803 million. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re and Kubera for periodic treaty settlements are collectible as of March 31, 2021.

On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of March 31, 2021, the net amount recoverable from SRUS was $50 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
On July 9, 2019, Pavonia Life Insurance Company of Michigan ("Pavonia"), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services ("MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of March 31, 2021, the net amount recoverable from Pavonia was $94 million. The financial exposure related to these ceded reserves is substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
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
FSRC (Cayman) and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $133 million and $144 million decrease to statutory capital and surplus at March 31, 2021 and December 31, 2020, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $85 million at March 31, 2021 and December 31, 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $5 million at March 31, 2021 and December 31, 2020. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be less than $1 million as of March 31, 2021 and would be $(6) million as of December 31, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $90 million and $84 million at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

Note N — Acquisitions

F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion. The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to F&G's assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of June 1, 2020 is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. During the three months ended March 31, 2021, there were no changes to our preliminary allocation of purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the ability of FNF to successfully integrate F&G's operations and employees; the potential impact of the F&G acquisition on relationships, including with employees, suppliers, customers and competitors; changes in general economic, business and political and COVID-19 conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2020 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report.
Overview
For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note A Basis of Financial Statements in the accompanying unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.
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
While we cannot predict the severity and duration of the negative impacts related to the outbreak of COVID-19, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 22, 2021, estimates (actual for fiscal year 2020) the size of the U.S. residential mortgage originations market as shown in the following table for 2020 - 2023 in its "Mortgage Finance Forecast" (in trillions):

	2023	2022	2021	2020
Purchase transactions	$1.8	$1.7	$1.7	$1.4
Refinance transactions	$0.5	$0.6	$1.6	$2.4
Total U.S. mortgage originations forecast	$2.3	$2.3	$3.3	$3.8

As of April 22, 2021, the MBA expects residential purchase transactions to steadily increase in 2021 and beyond from 2020 levels. Additionally the MBA expects residential refinance transactions to decrease in 2021 and beyond as interest rates are expected to rise while the supply of refinance candidates decreases. The MBA expects overall mortgage originations to decrease in 2021 and beyond as a result of record refinance originations in 2020.

In recent years, total originations have been reflective of a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Mortgage rates rose consistently between 2016 and the beginning of 2019. Concerns over a slowing global economy and the impact of a prolonged trade war resulted in interest rate cuts in the second half of the 2019, which significantly increased refinance transactions and slightly increased purchase transactions when compared to 2018. In the beginning of 2020, refinance and purchase transactions remained strong until the outbreak of COVID-19.
On March 11, 2020, the World Health Organization declared that the novel coronavirus or COVID-19 “can be characterized as a pandemic,” which is defined as a worldwide spread of a new disease for which most people do not have immunity. On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Following this emergency action, average interest rates for a 30-year fixed rate mortgages fell throughout the remainder of the year, bottoming out at 2.65% on January 7, 2021. The outbreak of COVID-19 resulted in significant uncertainty in the economic outlook in the second quarter of 2020, and as a result real estate activity decreased significantly as consumers moved to the sidelines to assess the ongoing impact of COVID-19. However, real estate activity began to rebound in June 2020, with increases in purchase activity and a surge in refinance transactions as a result of historically low interest rates.
Strong purchase and refinance activity continued into the first quarter of 2021. However, the slight widening of credit spreads has resulted in recent increases to mortgage interest rates, which combined with historically low housing inventory has resulted in month-over-month decreases in existing-home sales in February and March of 2021. Mortgage interest rates averaged 3.1% in the first quarter of 2021. Despite the recent increase in interest rates and drop in existing-home sales, the market is still outperforming pre-pandemic levels.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the U.S was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but subsequently rose to a record 14.8% in April 2020 before declining to a still-elevated level of 6.7% in December 2020. In 2021, the unemployment rate has continued to fall to 6.0% in March 2021. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. Consumer confidence has since rebounded, and as of March 2021, is at its highest level since the onset of the pandemic.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we have experienced strong demand in commercial real estate markets and from 2015 through 2019, we experienced historically high volumes and fee-per-file in our commercial business. In 2020, we experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. In the second half of 2020 and the first quarter of 2021, commercial volumes have continued to recover, but at a slower rate than residential volumes. While COVID-19 will likely have an impact on the timing and volume of commercial real estate transactions in the short term as the logistics of transactions evolve and some buyers move to the sidelines until the pandemic is resolved, we believe that refinance activity will likely remain elevated in response to the pandemic related Federal rate cuts.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. Due to COVID-19, seasonality deviated from historical patterns in 2020 and we may continue to see deviations in 2021.
F&G
We acquired F&G on June 1, 2020. The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
While continuously evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world. These conditions may continue in the near term. At this time, it is not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have an adverse effect on our F&G segment's, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on its sales of new policies. F&G is monitoring the impact of COVID-19 on its investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts our F&G segment's, results of operations, financial condition, liquidity or prospects will depend on future developments which cannot be predicted.
Market Conditions
Market volatility has affected and may continue to affect our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2021, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $4.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed discussion of interest rate risk.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. See Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$746	$546
Agency title insurance premiums	1,058	732
Escrow, title-related and other fees	851	601
Interest and investment income	402	53
Recognized gains and losses, net	43	(320)
Total revenues	3,100	1,612
Expenses:
Benefits and other changes in policy reserves	(26)	—
Personnel costs	812	614
Agent commissions	807	560
Other operating expenses	458	411
Depreciation and amortization	183	43
Provision for title claim losses	81	58
Interest expense	28	12
Total expenses	2,343	1,698
Earnings before income taxes and equity in earnings of unconsolidated affiliates	757	(86)
Income tax expense	166	(28)
Equity in earnings of unconsolidated affiliates	13	1
Net earnings from continuing operations	$604	$(57)
 Revenues.
Total revenues increased by $1,488 million in the three months ended March 31, 2021 compared to the corresponding period in 2020.
Net earnings increased by $661 million in the three months ended March 31, 2021 compared to the corresponding period in 2020.
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
Income tax expense (benefit) was $166 million and $(28) million in the three-month periods ended March 31, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 22% in the three months ended March 31, 2021. Income tax benefit as a percentage of loss before income taxes was 33% in the three months ended March 31, 2020. The 2020 period includes an additional tax benefit of $7 million related to a 2017 amended return filed in the 2020 period.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$746	$546
Agency title insurance premiums	1,058	732
Escrow, title-related and other fees	745	610
Interest and investment income	29	48
Recognized gains and losses, net	(59)	(313)
Total revenues	2,519	1,623
Expenses:
Personnel costs	754	641
Agent commissions	807	560
Other operating expenses	405	380
Depreciation and amortization	33	37
Provision for title claim losses	81	58
Interest expense	—	—
Total expenses	2,080	1,676
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$439	$(53)
Orders opened by direct title operations (in thousands)	770	682
Orders closed by direct title operations (in thousands)	597	377
Fee per file (in dollars)	$1,944	$2,224
Total revenues for the Title segment increased by $896 million, or 55%, in the three months ended March 31, 2021 from the corresponding period in 2020.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2021	Total	2020	Total
	(Dollars in millions)
Title premiums from direct operations	$746	41%	$546	43%
Title premiums from agency operations	1,058	59	732	57
Total title premiums	$1,804	100%	$1,278	100%
Title premiums increased by 41% in the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase is comprised of an increase in Title premiums from direct operations of $200 million, or 37%, and an increase in Title premiums from agency operations of $326 million, or 45%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2021	2020
Opened title insurance orders from purchase transactions (1)	42%	41%
Opened title insurance orders from refinance transactions (1)	58	59
	100%	100%

Closed title insurance orders from purchase transactions (1)	34%	46%
Closed title insurance orders from refinance transactions (1)	66	54
	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase is primarily attributable to an increase in total closed order volume, driven by an increase in both residential purchase and refinance order volume, partially offset by a decline in residential and commercial fee per file. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced an increase in closed title insurance order volumes from purchase transactions and refinance transactions in the three months ended March 31, 2021 as compared to the corresponding period in 2020. Total closed order volumes were 597,000 in the three months ended March 31, 2021 compared to 377,000 in the three months ended March 31, 2020. This represented an overall increase of 58% in the three months ended March 31, 2021 from the corresponding period in 2020. The increase in refinance transactions in the 2021 period is primarily due to lower average interest rates when compared to the corresponding 2020 period.
Total opened title insurance order volumes increased in the three months ended March 31, 2021, as compared to the corresponding period in 2020. The increase was attributable to increased opened title orders from purchase and refinance transactions.
The average fee per file in our direct operations was $1,944 in the three months ended March 31, 2021, compared to $2,224 in the three months ended March 31, 2020. The decrease in average fee per file reflects an increased proportion of refinance transactions relative to total closed orders and a relatively flat commercial market compared to the corresponding prior year period. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $326 million, or 45%, in the three months ended March 31, 2021 from the corresponding period in 2020. The current trends in the agency business reflect a strong residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $135 million, or 22%, in the three months ended March 31, 2021 from the corresponding period in 2020. Escrow fees, which are more closely related to our direct operations, increased by $103 million, or 47%, in the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase is primarily due to stronger residential refinance revenue, which has relatively higher escrow fees than residential purchase and commercial transactions. Other fees in the Title segment, excluding escrow fees, increased by $32 million, or 8%, in the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in Other fees was primarily driven by increases in various individually immaterial items.

Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $19 million, or 40%, in the three months ended March 31, 2021 as compared to the corresponding period in 2020. The decrease was primarily driven by a decline in interest income related to the Company's tax-deferred property exchange business and decline in interest on cash and short-term investments, due to a decline in short-term rates in the 2021 period as compared to the corresponding period in 2020.
Net recognized losses decreased $254 million in the three months ended March 31, 2021 from the comparable period in 2020. The decrease is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $113 million, or 18%, in the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase is primarily attributable to increased salaries, bonuses, and commissions in the 2021 period associated with increased headcount to manage the surge in refinance and strong purchase orders compared to the prior year period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 51% and 55% for the three-month periods ended March 31, 2021 and 2020, respectively. Average employee count in the Title segment was 26,344 and 24,427 in the three-month periods ended March 31, 2021 and 2020, respectively.
Other operating expenses increased by $25 million, or 7%, in the three months ended March 31, 2021 from the corresponding period in 2020. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 27% and 33% in the three months ended March 31, 2021 and 2020, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2020:

	Three months ended March 31, 2021
	2021	%	2020	%
	(Dollars in millions)
Agent premiums	$1,058	100%	$732	100%
Agent commissions	807	76%	560	77%
Net retained agent premiums	$251	24%	$172	23%

The claim loss provision for title insurance was $81 million and $58 million for the three-month periods ended March 31, 2021 and 2020, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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

F&G Results of Operations
The following table presents the results of operations of our F&G segment (in millions):

Three months ended
March 31, 2021
Revenues:
Life insurance premiums and other fees (a)	$64
Interest and investment income	373
Recognized gains and losses, net	102
Total revenues	539
Expenses:
Benefits and other changes in policy reserves	(26)
Personnel costs	29
Other operating expenses	28
Depreciation and amortization	144
Interest expense	8
Total expenses	183

Earnings from continuing operations, before income taxes	356

Federal income tax (expense) benefit	(72)
Net earnings from continuing operations	$284
Earnings (loss) from discontinued operations, net of tax	5
Net earnings (loss) attributable to common shareholders	$289
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions):

Three months ended
March 31, 2021
Fixed index annuities ("FIA")	$1,047
Fixed rate annuities ("MYGA")	467
Institutional spread based	125
Total annuity	$1,639

Index universal life ("IUL")	$15

•FIA sales were strong during the three months ended March 31, 2021 and reflect disciplined pricing to achieve profit and capital targets.
•MYGA sales during the three months ended March 31, 2021 were strong and reflect our entrance into the bank and independent broker-dealer channels.
•Institutional spread based products include funding agreements with Federal Home Loan Bank, and reflect a new funding agreement in the quarter ended March 31, 2021.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect insurance premiums for traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings:

(Dollars in millions)
Three months ended
March 31, 2021
Traditional life insurance	$7
Life-contingent immediate annuity	4
Surrender charges	9
Cost of insurance fees and other income	44
Life insurance premiums and other fees	$64

•Traditional life insurance premiums for the three months ended March 31, 2021 are primarily related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the three months ended March 31, 2021 reflect policyholder behavior for annuitizations.
•Cost of insurance fees and other income for the three months ended March 31, 2021 primarily reflect GMWB rider fees of $33 million, and COI charges on IUL policies of $23 million, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income (in millions):

Three months ended
March 31, 2021
Fixed maturity securities, available-for-sale	$292
Equity securities	12
Mortgage loans	23
Other investments	84
Gross investment income	411
Investment expense	(38)
Interest and investment income	$373

Our net investment spread and AAUM are summarized as follows (annualized) (dollars in millions) (see Non-GAAP Financial Measures Section):

Three months ended
March 31, 2021
Yield on AAUM (at amortized cost)	5.15%
Alternative investment yield adjustment	(0.56)%
Adjusted yield on AAUM	4.59%
Less: Interest credited and option cost	(2.04)%
Net investment spread	2.55%
AAUM	$29,016
•AAUM for the three months ended March 31, 2021 reflect net new business asset flows.
•The $373 million NII for the three months ended March 31, 2021 was the result of increased yield on AAUM due to strong alternative asset returns in the quarter and investment income related to CLO redemptions held at a discount to par, in addition to invested asset growth during the quarter.
•The alternative investment yield adjustment reflects the yield impact of market volatility on the alternative investment portfolio.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

Three months ended
March 31, 2021
Net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$46
Change in allowance for expected credit losses	4
Net realized and unrealized gains on certain derivatives instruments	25
Change in fair value of reinsurance related embedded derivatives	27
Recognized gains and losses, net	$102

•For the three months ended March 31, 2021, net realized gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of trading gains and mark-to-market movement on our equity securities.
•Allowance for expected credit losses decreased during the periods, primarily related to bonds and mortgage loans.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld ("FWH") portfolio.
•For the three months ended March 31, 2021, net realized and unrealized gains on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products. See the table below for primary drivers of gains (losses) on certain derivatives.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

Three months ended
March 31, 2021
Call Options:
Gains on option expiration	$55
Change in unrealized gains	(33)
Futures contracts:
Gains on futures contracts expiration	1
Change in unrealized losses	(2)
Foreign currency forward:
Losses on foreign currency forward	4
Total net change in fair value	$25

Annual Point-to-Point Change in S&P 500 Index during the period	51%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the three months ended March 31, 2021 on options settled during the period.
•The change in unrealized gains and losses due to fair value of call options are primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts for the three months ended March 31, 2021 was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows:

Three months ended
March 31, 2021
Average Crediting Rate	3%
S&P 500 Index:
Point-to-point strategy	5%
Monthly average strategy	1%
Monthly point-to-point strategy	2%
3 year high water mark	10%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the three months ended March 31, 2021 were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods. Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

Three months ended
March 31, 2021
FIA embedded derivative impact	$(273)
Index credits, interest credited & bonuses	191
Annuity payments	58
Other	(2)
Total benefits and other changes in policy reserves	$(26)
•The FIA fair value option liability increased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change risk-free rates decreased the FIA embedded derivative liability by $201 million during the three months ended March 31, 2021, with the remaining change in the market value of the derivative assets hedging our FIA policies driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•The increase in index credits, interest credited & bonuses were primarily due to higher index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.

Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

Three months ended
March 31, 2021
Amortization of DAC, VOBA, and DSI	$148
Interest	(10)
Unlocking	(1)
Amortization of other intangible assets and other depreciation	7
Total depreciation and amortization	$144
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the three months ended March 31, 2021 is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

Three months ended
March 31, 2021
Income (loss) before taxes	$356

Income tax expense (benefit)	$72
Effective rate	20%
Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations attributable to common shareholders to Adjusted net earnings from continuing operations attributable to common shareholders (in millions):

Three months ended
March 31, 2021
Net earnings from continuing operations attributable to common shareholders	$284
Non-GAAP adjustments:
Recognized gains and losses, net	(82)
Indexed product related derivatives	(185)
Purchase price amortization	7
Transaction costs and other nonrecurring items	2
Income tax benefit on non-GAAP adjustments	52
Adjusted net earnings from continuing operations attributable to common shareholders	$78
Notable items included in adjusted net earnings attributable to common shareholders (discussed below)	$12
•Adjusted net earnings for the three months ended March 31, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $7 million of net favorable mortality driven by the single premium immediate annuity ("SPIA") line of business and $5 million of favorable investment income related to CLO redemptions held at a discount to par.

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
As of March 31, 2021 and December 31, 2020, the fair value of our investment portfolio was approximately $32 billion and $31 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	March 31, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$45	—%	$45	—%
United States Government sponsored entities	99	—%	106	—%
United States municipalities, states and territories	1,336	4%	1,309	4%
Foreign Governments	135	1%	140	—%
Corporate securities:
Finance, insurance and real estate	4,508	14%	4,572	15%
Manufacturing, construction and mining	886	3%	936	3%
Utilities, energy and related sectors	2,609	9%	2,762	9%
Wholesale/retail trade	2,218	7%	2,106	7%
Services, media and other	2,792	9%	2,793	9%
Hybrid securities	922	3%	963	3%
Non-agency residential mortgage-backed securities	688	2%	694	2%
Commercial mortgage-backed securities	2,868	9%	2,806	9%
Asset-backed securities	2,193	7%	1,999	6%
Collateral loan obligations ("CLO")	4,469	14%	4,268	14%
Total fixed maturity available for sale securities	25,768	82%	25,499	81%
Alternative investments:
Private equity	674	2%	614	2%
Real assets	295	1%	288	1%
Credit	312	1%	254	1%
Equity securities (a)	1,048	3%	1,047	3%
Commercial mortgage loans	1,197	4%	926	3%
Residential mortgage loans	1,154	4%	1,123	4%
Other (primarily derivatives and company owned life insurance)	989	3%	997	4%
Short term investments	72	—%	456	1%
Total investments	$31,509	100%	$31,204	100%
(a) Includes investment grade non-redeemable preferred stocks ($794 million and $853 million, respectively).
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

As of March 31, 2021 and December 31, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $26 billion and $25 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	March 31, 2021		December 31, 2020
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$457	2%	$488	2%
AA	1,777	7%	1,590	6%
A	6,891	27%	7,040	28%
BBB	9,534	37%	9,669	38%
Not rated (b)	4,686	18%	4,336	17%
Total investment grade	23,345	91%	23,123	91%
BB	1,456	6%	1,493	6%
B and below (a)	633	2%	612	2%
Not rated (b)	334	1%	271	1%
Total below investment grade	2,423	9%	2,376	9%
Total	$25,768	100%	$25,499	100%
(a) Includes $103 million and $106 million at March 31, 2021 and December 31, 2020, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The table below presents our fixed maturity securities by NAIC designation as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$12,573	$12,743	49%
2	10,037	10,551	41%
3	1,371	1,579	6%
4	637	733	3%
5	155	161	1%
6	—	1	—%
Total	$24,773	$25,768	100%

	December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,696	$12,370	49%
2	9,753	10,659	42%
3	1,373	1,595	6%
4	616	700	3%
5	162	174	—%
6	1	1	—%
Total	$23,601	$25,499	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,469	17%
Banking	2,559	10%
Whole loan collateralized mortgage obligation ("CMO")	2,427	9%
ABS other	2,076	8%
Life insurance	1,651	6%
Electric	1,462	5%
Municipal	1,336	4%
CMBS	798	3%
Technology	766	3%
Healthcare	728	3%
Total	$18,272	68%

	December 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,268	16%
Banking	2,592	10%
Whole loan collateralized mortgage obligation ("CMO")	2,343	9%
ABS other	1,873	7%
Life insurance	1,657	6%
Electric	1,548	6%
Municipal	1,308	5%
CMBS	795	3%
Technology	784	3%
Healthcare	658	2%
Total	$17,826	67%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2021 and December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$180	$182	$111	$112
Due after one year through five years	924	974	1,055	1,107
Due after five years through ten years	1,916	1,988	1,808	1,918
Due after ten years	12,146	12,306	11,436	12,489
Subtotal	$15,166	$15,450	$14,410	$15,626
Other securities which provide for periodic payments:
Asset-backed securities	$2,136	$2,193	$1,920	$1,999
CLO securities	4,222	4,469	4,021	4,268
Commercial-mortgage-backed securities	2,493	2,868	2,468	2,806
Residential mortgage-backed securities	756	788	782	800
Subtotal	$9,607	$10,318	$9,191	$9,873
Total fixed maturity available-for-sale securities	$24,773	$25,768	$23,601	$25,499
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $65 million and $91 million as of March 31, 2021, respectively, and $68 million and $94 million as of December 31, 2020, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021		December 31, 2020
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$148	95%	$153	94%
2	—	—%	1	1%
3	2	1%	2	1%
4	4	3%	3	2%
5	2	1%	3	2%
6	—	—%	—	—%
Total	$156	100%	$162	100%

NRSRO:
AAA	$1	1%	$1	1%
AA	19	12%	4	2%
A	1	1%	17	10%
BBB	16	10%	17	10%
Not rated - Above investment grade (a)	19	12%	19	12%
BB and below	100	64%	104	65%
Total	$156	100%	$162	100%

Vintage:
2007	37	24%	37	23%
2006	41	26%	43	27%
2005 and prior	78	50%	82	50%
Total	$156	100%	$162	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type, including automobile and home equity receivables and our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of March 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $247 million and $58 million, respectively. As of December 31, 2020, the CLO and ABS positions were trading at a net unrealized gain position of $247 million and $79 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $257 million and an amortized cost of $255 million as of March 31, 2021) and special revenue bonds (fair value of $1,079 million and amortized cost of $1,065 million as of March 31, 2021).
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
LTV and DSC ratios are utilized as part of the review process described above. As of March 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.4 times, and a weighted average LTV ratio of 51%. See Note E to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, were as follows (in millions):

	March 31, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$7	$7	$—	$—	$7
United States Government sponsored agencies	15	21	—	—	21
United States municipalities, states and territories	66	705	—	(25)	680
Foreign Governments	7	100	—	(2)	98
Corporate securities:
Finance, insurance and real estate	118	1,680	—	(64)	1,616
Manufacturing, construction and mining	21	234	—	(9)	225
Utilities, energy and related sectors	96	1,375	—	(88)	1,287
Wholesale/retail trade	74	1,098	—	(81)	1,017
Services, media and other	99	1,466	—	(100)	1,366
Hybrid securities	5	32	—	(1)	31
Non-agency residential mortgage backed securities	30	31	(1)	(1)	29
Commercial mortgage backed securities	34	254	(1)	(5)	248
Asset backed securities	118	1,130	—	(35)	1,095
Total fixed maturity available for sale securities	690	8,133	(2)	(411)	7,720
Equity securities	10	103	—	(1)	102
Total investments	$700	$8,236	$(2)	$(412)	$7,822

	December 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$4	$5	$—	$—	$5
United States Government sponsored agencies	11	23	—	—	23
United States municipalities, states and territories	14	117	—	(2)	115
Corporate securities:
Finance, insurance and real estate	21	347	—	(3)	344
Utilities, energy and related sectors	12	185	—	(3)	182
Wholesale/retail trade	11	86	—	(1)	85
Services, media and other	13	221	—	(7)	214
Hybrid securities	1	1	—	—	1
Non-agency residential mortgage backed securities	29	32	(1)	(1)	30
Commercial mortgage backed securities	19	51	—	(3)	48
Asset backed securities	66	517	—	(18)	499
Total fixed maturity available for sale securities	201	1,585	(1)	(38)	1,546
Equity securities	1	16	—	—	16
Total investments	$202	$1,601	$(1)	$(38)	$1,562

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $412 million and $38 million as of March 31, 2021 and December 31, 2020, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates, offset by narrower spreads in certain sectors. The total amortized cost of all securities in an unrealized loss position was $8,236 million and $1,601 million as of March 31, 2021 and December 31, 2020, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 93% for Services, media and other as of March 31, 2021. In aggregate, Services, media and other represented 24% of the total unrealized loss position as of March 31, 2021. The average market value/book value of the investment category with the largest unrealized loss position was 97% for Asset backed securities as of December 31, 2020. In aggregate, Asset backed securities represented 47% of the total unrealized loss position as of December 31, 2020.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2021 and December 31, 2020, were as follows (dollars in millions):

	March 31, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	11	$229	$216	$—	$(13)
Six months or more and less than twelve months	1	10	9	—	(1)
Twelve months or greater	—	—	—	—	—
Total investment grade	12	239	225	—	(14)

Below investment grade:
Less than six months	6	65	58	—	(7)
Six months or more and less than twelve months	3	13	10	—	(3)
Twelve months or greater	—	—	—	—	—
Total below investment grade	9	78	68	—	(10)
Total	21	$317	$293	$—	$(24)

	December 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$102	$95	$(6)	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	102	95	(6)	(1)

Below investment grade:
Less than six months	1	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	—	—	—	—
Total	4	$102	$95	$(6)	$(1)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At March 31, 2021, our watch list included twenty-one securities in an unrealized loss position with an amortized cost of $317 million, allowance for expected credit losses of $0 million, unrealized losses of $24 million and a fair value of $293 million.
At December 31, 2020, our watch list included four securities in an unrealized loss position with an amortized cost of $102 million, allowance for expected credit losses of $6 million, unrealized losses of $1 million and a fair value of $95 million.
The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 28 and 36 structured securities with a fair value of $37 million and $65 million to which we had potential credit exposure as of March 31, 2021 and December 31, 2020, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $3 million and $3 million as of March 31, 2021 and December 31, 2020, respectively.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2021 and December 31, 2020, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Concentrations of Financial Instruments
There have been no material changes in the concentrations of financial instruments described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

See Note E to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our derivatives and our exposure to credit loss on call options.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues:
Escrow, title-related and other fees	$42	$(9)
Interest and investment income	—	5
Recognized gains and losses, net	—	(7)
Total revenues	42	(11)
Expenses:
Personnel costs	29	(27)
Other operating expenses	25	31
Depreciation and amortization	6	6
Interest expense	20	12
Total expenses	80	22
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(38)	$(33)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $53 million, or 482%, in the three-month period ended March 31, 2021 from the corresponding period in 2020. The increase is primarily attributable to valuation gains of $8 million associated with our deferred compensation plan assets in the 2021 period as compared to valuation losses of $44 million associated with our deferred compensation plan assets in the 2020 period.
Personnel costs in the Corporate and Other segment increased $56 million, or 207%, in the three-month period ended March 31, 2021 from the corresponding period in 2020. The increase is primarily attributable to increased expense associated with the aforementioned increase in the valuation of deferred compensation plan assets compared to the corresponding period in 2020.
Other operating expenses in the Corporate and Other segment decreased $6 million, or 19%, in the three-month period ended March 31, 2021 from the corresponding period in 2020. The decrease is primarily attributable to reduced real estate brokerage expenses of $6 million in the 2021 period related to previous divestitures.
Interest expense in the Corporate and Other segment increased $8 million, or 67%, in the three-month period ended March 31, 2021 from the corresponding period in 2020. The increase is primarily attributable to increased average debt outstanding in the 2021 period.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.36 per share in the first quarter of 2021, or approximately $104 million to our common shareholders. On May 6, 2021, our Board of Directors declared cash dividends of $0.36 per share, payable on June 30, 2021, to FNF common shareholders of record as of June 16, 2021. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. On January 25, 2021, certain of our wholly-owned subsidiaries entered into common stock subscription agreements with Alight and FTAC to purchase in the aggregate $150 million of Class A Common Stock of Alight. The closing of the transactions is expected to occur in the second quarter of 2021. For more information related to the subscription agreements, refer to Note F Commitments and Contingencies.
As of March 31, 2021, we had cash and cash equivalents of $3,026 million, short term investments of $124 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2020, $2,559 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2021 of approximately $415 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2021 and 2020 totaled $665 million and $105 million, respectively. The increase in cash provided by operating activities of $560 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation gains in the 2021 period and non-cash valuation losses in the 2020 period, and the net change in funds withheld from reinsurers of $217 million, partially offset by deferred policy acquisition costs and deferred sales inducements in the 2021 period of $134 million, and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes. The aforementioned activity related to funds withheld from reinsurers, deferred policy acquisition costs and deferred sales inducements in the 2021 period are attributable to our acquisition of F&G on June 1, 2020.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2021 and 2020 were $1,060 million and $439 million, respectively. The increase in cash used in investing activities of $621 million in the 2021 period compared with the 2020 period is primarily attributable to increased purchases of investment securities of $2,983, partially offset by increased sales, calls, and maturities of investment securities of $1,321 million, increased sales and maturities of short-term investments of $1,027 million and increased distributions from unconsolidated affiliates of $22 million. The increased activity in the 2021 period is primarily a result of our acquisition of F&G.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $22 million and $28 million for the three-month periods ended March 31, 2021 and 2020, respectively.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the three months ended March 31, 2021 and 2020 were $702 million and $(152) million, respectively. The increase in cash provided by financing activities of $854 million from the comparable 2020 period is primarily attributable to increased cash inflows from contractholder account deposits of $1,522 million, partially offset by increased cash outflows from contractholder withdrawals of $641 million. The activity related to contractholder deposits and withdrawals in the 2021 period is a result of our acquisition of F&G.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a new three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the next 12 months, based on market conditions. We repurchased 2,800,000 shares of FNF common stock during the three months ended March 31, 2021 for approximately $112 million, at an average price of $39.95 per share. Subsequent to March 31, 2021 and through market close on May 6, 2021, we repurchased a total of 300,000 shares for $13 million, at an average price of $41.06 under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 13,330,000 FNF common shares for $475 million, at an average price of $35.57 per share.
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
We have unfunded investment commitments as of March 31, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on unfunded investment commitments.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
We completed the F&G acquisition on June 1, 2020. The scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures did not include the internal controls over financial reporting of F&G. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. F&G represented approximately 17% of our gross revenue for the quarter ended March 31, 2021. Total assets of the acquired business as of March 31, 2021 represented approximately 79% of total consolidated assets, consisting principally of investments, goodwill and other intangible assets.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2021 - 1/31/2021	400,000	$39.00	400,000	14,370,000
2/1/2021 - 2/28/2021	100,000	39.03	100,000	14,270,000
3/1/2021 - 3/31/2021	2,300,000	40.16	2,300,000	11,970,000
Total	2,800,000	$39.95	2,800,000
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

Date:	May 7, 2021	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)