Form 10-Q
period 2021-06-30
Fidelity National Financial, Inc.
filed 2021-08-06
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2021 were:
FNF Common Stock    285,313,503

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2021

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2021 and December 31, 2020, net of allowance for credit losses of $13 and $19, respectively, and includes pledged fixed maturity securities of $459 and $455, respectively, related to secured trust deposits	$29,511	$27,587
Preferred securities, at fair value	1,198	1,341
Equity securities, at fair value	1,425	995
Derivative investments	692	548
Mortgage loans, net of allowance for credit losses of $34 and $39 at June 30, 2021 and December 31, 2020, respectively	2,794	2,031
Investments in unconsolidated affiliates	1,816	1,294
Other long-term investments	626	482
Short-term investments, at June 30, 2021 and December 31, 2020 includes pledged short-term investments of $3 and $1, respectively, related to secured trust deposits	435	769
Total investments	38,497	35,047
Cash and cash equivalents, at June 30, 2021 and December 31, 2020 includes $485 and $270, respectively, of pledged cash related to secured trust deposits	3,471	2,719
Trade and notes receivables, net of allowance of $28 and $28 at June 30, 2021 and December 31, 2020, respectively	500	437
Reinsurance recoverable, net of allowance for credit losses of $20 and $21 at June 30, 2021 and December 31, 2020, respectively	3,311	3,211
Goodwill	4,506	4,495
Prepaid expenses and other assets	913	997
Lease assets	363	374
Other intangible assets, net	2,380	2,264
Title plants	400	404
Property and equipment, net	179	180
Assets of discontinued operations	—	327
Total assets	$54,520	$50,455
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$32,166	$28,718
Future policy benefits	3,670	4,010
Accounts payable and accrued liabilities	2,559	2,402
Notes payable	2,663	2,662
Reserve for title claim losses	1,677	1,623
Funds withheld for reinsurance liabilities	1,271	806
Secured trust deposits	930	711
Lease liabilities	401	414
Income taxes payable	56	56
Deferred tax liability	239	300
Liabilities of discontinued operations	—	361
Total liabilities	45,632	42,063
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2021 and December 31, 2020; outstanding of 285,689,238 and 291,448,627 as of June 30, 2021 and December 31, 2020, respectively, and issued of 323,664,713 and 322,622,948 as of June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,771	5,720
Retained earnings	3,343	2,394
Accumulated other comprehensive earnings	1,094	1,304
Less: Treasury stock, 37,975,475 shares and 31,174,321 shares as of June 30, 2021 and December 31, 2020, respectively, at cost	(1,362)	(1,067)
Total Fidelity National Financial, Inc. shareholders’ equity	8,846	8,351
Non-controlling interests	42	41
Total equity	8,888	8,392
Total liabilities and equity	$54,520	$50,455
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$904	$575	$1,650	$1,121
Agency title insurance premiums	1,256	784	2,314	1,516
Escrow, title-related and other fees	948	747	1,799	1,348
Interest and investment income	514	152	916	205
Recognized gains and losses, net	232	162	275	(158)
Total revenues	3,854	2,420	6,954	4,032
Expenses:
Personnel costs	890	692	1,702	1,306
Agent commissions	970	598	1,777	1,158
Other operating expenses	476	446	934	857
Benefits and other changes in policy reserves	575	155	549	155
Depreciation and amortization	105	46	288	89
Provision for title claim losses	97	61	178	119
Interest expense	28	21	56	33
Total expenses	3,141	2,019	5,484	3,717
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	713	401	1,470	315
Income tax expense	176	89	342	61
Earnings before equity in earnings of unconsolidated affiliates	537	312	1,128	254
Equity in earnings of unconsolidated affiliates	14	1	27	2
Net earnings from continuing operations	551	313	1,155	256
Net earnings from discontinued operations, net of tax	6	5	11	5
Net earnings	557	318	1,166	261
Less: Net earnings attributable to non-controlling interests	5	9	9	13
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$552	$309	$1,157	$248
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$1.91	$1.10	$3.99	$0.88
Net earnings per share from discontinued operations attributable to common shareholders	0.02	0.02	0.04	0.02
Net earnings per share attributable to common shareholders, basic	$1.93	$1.12	$4.03	$0.90
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$1.90	$1.09	$3.96	$0.87
Net earnings per share from discontinued operations attributable to common shareholders	0.02	0.02	0.04	0.02
Net earnings per share attributable to common shareholders, diluted	$1.92	$1.11	$4.00	$0.89

Weighted average common shares outstanding - basic	286	277	287	275
Weighted average common shares outstanding - diluted	288	279	289	278

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net earnings	$557	$318	$1,166	$261
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	377	389	(168)	380
Unrealized gain on investments in unconsolidated affiliates (2)	—	—	9	7
Unrealized gain (loss) on foreign currency translation (3)	2	5	—	(4)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(5)	4	(51)	—
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	—	3	—	3
Other comprehensive earnings (loss)	374	401	(210)	386
Comprehensive earnings	931	719	956	647
Less: Comprehensive earnings attributable to non-controlling interests	5	9	9	13
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$926	$710	$947	$634
_______________________________________

(1)Net of income tax expense (benefit) of $100 million and $121 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $(46) million and $118 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(2)Net of income tax expense of $3 million and $2 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(3)Net of income tax expense (benefit) of less than $1 million and $2 million for the three-month periods ended June 30, 2021 and 2020, respectively and less than $(1) million for the six-month periods ended June 30, 2021 and 2020, respectively.
(4)Net of income tax expense (benefit) of $1 million and $(1) million for the three-month periods ended June 30, 2021 and 2020, respectively, and $14 million and $0 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(5)Net of income tax expense of $1 million for the three and six-month periods ended June 30, 2020.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, March 31, 2020	292	$—	$4,592	$1,204	$28	20	$(692)	$(16)	$5,116	$344
F&G Acquisition	24	—	794	—	—	7	(217)	—	577
Exercise of stock options	2	—	35	—	—	—	—	—	35	—
Treasury stock repurchased	—	—	—	—	—	—	(10)	—	(10)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	389	—	—	—	389	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	4	—	—	—	4	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.33 per common share	—	—	—	(96)	—	—	—	—	(96)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)	—
Net earnings	—	—	—	309	—	—	—	9	318	—
Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344

Balance, March 31, 2021	324	$—	$5,752	$2,893	$720	34	$(1,179)	$40	$8,226	$—
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Exercise of stock options	—	—	9	—	—	—	—	—	9	—
Treasury stock repurchased	—	—	—	—	—	4	(183)	—	(183)	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	377	—	—	—	377	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	2	—	—	—	2	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(5)	—	—	—	(5)	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.36 per common share	—	—	—	(102)	—	—	—	—	(102)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	552	—	—	—	5	557	—
Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
F&G acquisition	24	—	794	—	—	7	(217)	—	577
Exercise of stock options	2	—	37	—	—	—	—	—	37	—
Treasury stock repurchased	—	—	—	—	—	3	(104)	—	(104)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—		3	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	380	—	—	—	380	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7	—
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(4)	—	—	—	(4)	—
Stock-based compensation	—	—	19	—	—	—	—	—	19	—
Dividends declared,$0.66 per common share	—	—	—	(187)	—	—	—	—	(187)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	248	—	—	—	13	261	—
Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344

Balance, December 31, 2020	323	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1	—
Exercise of stock options	1	—	30	—	—	—	—	—	30	—
Treasury stock repurchased	—	—	—	—	—	7	(295)	—	(295)	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(168)	—	—	—	(168)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(51)	—	—	—	(51)	—
Stock-based compensation	—	—	21	—	—	—	—	—	21	—
Dividends declared, $0.72 per common share	—	—	—	(208)	—	—	—	—	(208)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	1,157	—	—	—	9	1,166	—
Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$1,166	$261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	288	89
Equity in earnings of unconsolidated affiliates	(27)	(2)
(Gain) loss on sales of investments and other assets and asset impairments, net	(259)	58
Loss on the sale of businesses	14	—
Interest credited/index credits to contractholder account balances	476	123
Deferred policy acquisition costs and deferred sales inducements	(303)	(30)
Charges assessed to contractholders for mortality and admin	(88)	(13)
Non-cash lease costs	70	77
Operating lease payments	(76)	(77)
Distributions from unconsolidated affiliates, return on investment	16	—
Stock-based compensation cost	21	19
Change in valuation of derivatives, equity and preferred securities, net	(17)	100
Changes in assets and liabilities, net of effects from acquisitions:
Change in collateral returned (posted)	—	7
Change in reinsurance recoverable	72	55
Change in future policy benefits	(112)	(10)
Change in funds withheld from reinsurers	461	1
Net decrease in trade receivables	(58)	9
Net increase in reserve for title claim losses	54	20
Net change in income taxes	(86)	48
Net change in other assets and other liabilities	(96)	(182)
Net cash provided by operating activities	1,516	553
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	3,334	671
Proceeds from sales of property and equipment and title plants	3	9
Additions to property and equipment and capitalized software	(54)	(48)
Purchases of investment securities	(6,226)	(686)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	334	704
Additions to notes receivable	(11)	(2)
Collections of notes receivable	3	5
Acquisitions and dispositions	(52)	(976)
Additional investments in unconsolidated affiliates	(587)	(55)
Distributions from unconsolidated affiliates, return of investment	44	25
Proceeds from sales of unconsolidated affiliates	94	—
Net cash used in investing activities	(3,118)	(353)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

Cash flows from financing activities:
Borrowings	—	1,000
Debt offering	—	648
Debt costs/equity issuance additions	—	(12)
Debt service payments	—	(640)
Dividends paid	(206)	(186)
Subsidiary dividends paid to non-controlling interest shareholders	(9)	(5)
Exercise of stock options	30	37
Net change in secured trust deposits	219	(57)
Additional investment in consolidated subsidiaries	1	—
Payment of contingent consideration for prior period acquisitions	(2)	(8)
Contractholder account deposits	4,190	297
Contractholder account withdrawals	(1,575)	(193)
Purchases of treasury stock	(294)	(104)
Net cash provided by (used in) financing activities	2,354	777
Net increase (decrease) in cash and cash equivalents	752	977
Cash and cash equivalents at beginning of period	2,719	1,376
Cash and cash equivalents at end of period	$3,471	$2,353
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
Recent Developments
Approval of the 2021 Repurchase Program
On August 3, 2021, our Board of Directors approved a new three-year stock repurchase program effective August 3, 2021 (the "2021 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors.
F&G Enters Pension Risk Transfer Market
On July 28, 2021, F&G secured its first pension risk transfer transaction which represents pension obligations of approximately $65 million and will close in August 2021.
Merger of Alight, Inc. ("Alight") and Foley Trasimene Acquisition Corp. ("FTAC")
On January 25, 2021, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title and Chicago Title (collectively, the "FTAC Subscribers") entered into common stock subscription agreements (the "FTAC Subscription Agreements") with Alight (f/k/a Acrobat Holdings, Inc.) and FTAC to purchase in the aggregate $150 million (the "Alight Purchase Price") of Class A Common Stock, par value $.001 per share, of Alight at a purchase price of $10.00 per share.
On June 29, 2021, we funded the Alight Purchase Price, which represents a deposit and is included in Other long-term investments in the accompanying unaudited Condensed Consolidated Balance Sheets as of June 30, 2021. For additional information related to the deposit of the Alight Purchase Price, refer to Note C Fair Value of Financial Instruments. Additionally, Alight paid the FTAC Subscribers a fee of 2.5% of the Alight Purchase Price upon closing of the transactions in accordance with the Business Combination Agreement dated January 25, 2021, as amended and restated April 29, 2021, by and among FTAC, Alight and other parties thereto.
On July 2, 2021, FTAC merged with Alight. The newly combined company operates as Alight, Inc. and is traded on the New York Stock Exchange ("NYSE") under the symbol "ALIT."
F&G Enters Funding Agreement Backed Note ("FABN") Market
In June 2021, we established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. As of June 30, 2021, we had $750 million outstanding under the FABN program.

Merger of Paysafe Limited ("Paysafe") and Foley Trasimene Acquisition Corp. II ("FTAC II")
On December 7, 2020, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title, Chicago Title and F&G (collectively, the "FTAC II Subscribers"), entered into common stock subscription agreements with Paysafe and FTAC II to purchase in the aggregate $500 million (the "Purchase Price") of common shares, par value $0.001 per share, of Paysafe at a purchase price of $10.00 per share ("the PIPE Investment"). On March 30, 2021, FTAC II merged with Paysafe, an exempted limited company incorporated under the laws of Bermuda and a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The newly combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity ("PIPE") commitments and equity of Paysafe.
On March 30, 2021, the FTAC II Subscribers funded the subscription agreements and received 50 million common shares of Paysafe. As of June 30, 2021, we hold approximately 7% of the outstanding common shares of Paysafe. In connection with the PIPE Investment, we received a fee of 1.6% of the Purchase Price as described in the agreement and plan of merger dated December 7, 2020.
Income Tax
Income tax expense was $176 million and $89 million in the three-month periods ended June 30, 2021 and 2020, respectively, and $342 million and $61 million in the six-months periods ended June 30, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 22% in the three-month periods ended June 30, 2021 and 2020, respectively, and 23% and 19% in the six-month periods ended June 30, 2021 and 2020, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2021 periods is primarily attributable to a tax benefit associated with stock compensation recognized in the prior year periods.

Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock and certain other convertible share based payments, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and six-month periods ended June 30, 2021. There were 1 million antidilutive securities outstanding during the three and six-month periods ended June 30, 2020.
Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Condensed Consolidated Statements of Earnings for the six months ended June 30, 2021. As of June 30, 2021, we have sold Front Street Re Cayman Ltd (“FSRC”) to Archipelago. The closing of the transaction was effective May 31, 2021. The transaction did not have a material impact to our financial results. As of June 30, 2021, we no longer have discontinued operations.

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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2021	2020
	(Dollars in millions)
Beginning balance	$1,623	$1,509
Change in insurance recoverable	(22)	(1)
Claim loss provision related to:
Current year	178	119
Prior years	—	—
Total title claim loss provision	178	119
Claims paid, net of recoupments related to:
Current year	(2)	(2)
Prior years	(100)	(97)
Total title claims paid, net of recoupments	(102)	(99)
Ending balance of claim loss reserve for title insurance	$1,677	$1,528
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend that under California state law, alcoholic beverage license applicants are required to escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited. The federal court continues to pursue court-ordered mediation with all remaining parties in an effort to fully resolve the claims related to this matter.

The following lawsuits are pending in the Superior Court of San Diego County for the State of California. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.
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
On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.

On June 29, 2020, a lawsuit styled, Yuan Yu and Polly Yu v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $1 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.
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

On October 1, 2020, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $75 million, as well as consequential and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.

On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme, and also seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing in November 2021.

On February 24, 2021, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs are seeking compensatory, statutory, treble, and punitive damages.

In addition, Chicago Title Company has resolved claims from both individual and groups of alleged investors under confidential terms during pre-suit mediations. As of June 30, 2021, the Company has recorded an incurred claim loss reserve for legal fees which is included in its consolidated reserve for title claim losses. The Company has also recorded an insurance recoverable for amounts it expects to recover from its insurance carriers relating to these matters.

At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of the unresolved claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for title claim losses. As of June 30, 2021, the Company believes that its reserves are adequate to cover losses related to this matter and other claims.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$3,471	$—	$—	$3,471	$3,471
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,095	2,309	7,404	7,404
Commercial mortgage-backed securities	—	2,921	25	2,946	2,946
Corporates	37	13,453	1,201	14,691	14,691
Hybrids	150	814	—	964	964
Municipals	—	1,403	43	1,446	1,446
Residential mortgage-backed securities	—	358	443	801	801
U.S. Government	1,059	—	—	1,059	1,059
Foreign Governments	—	183	17	200	200
Equity securities	1,382	—	8	1,390	1,390
Preferred securities	456	740	2	1,198	1,198
Derivative investments	1	691	—	692	692
Short term investments	115	17	303	435	435
Other long-term investments	—	144	49	193	193
Total financial assets at fair value	$6,671	$25,819	$4,400	$36,890	$36,890
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,759	3,759	3,759
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	107	—	107	107
Total financial liabilities at fair value	$—	$107	$3,759	$3,866	$3,866

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,719	$—	$—	$2,719	$2,719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,916	1,350	6,266	6,266
Commercial mortgage-backed securities	—	2,803	26	2,829	2,829
Corporates	25	13,421	1,289	14,735	14,735
Hybrids	175	815	4	994	994
Municipals	—	1,360	43	1,403	1,403
Residential mortgage-backed securities	—	342	483	825	825
U.S. Government	342	—	—	342	342
Foreign Governments	—	176	17	193	193
Equity securities	791	—	5	796	796
Preferred securities	490	851	—	1,341	1,341
Subscription agreements (1)	—	199	—	199	199
Derivative investments	—	548	—	548	548
Short term investments	769	—	—	769	769
Other long-term investments	—	—	50	50	50
Total financial assets at fair value	$5,311	$25,431	$3,267	$34,009	$34,009
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,404	3,404	3,404
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	101	—	101	101
Total financial liabilities at fair value	$—	$101	$3,409	$3,510	$3,510
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2021 or December 31, 2020.

Derivative Financial Instruments
The fair value of call options are based upon valuation pricing models, which represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on industry accepted valuation pricing models which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements) which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2021 was applied to the Annuity 2000 mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other long-term investments
Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date and is considered to be a Level 3 fair value measurement. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since Fidelity & Guaranty Life Insurance Company ("FGL Insurance") will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
The fair value of the credit-linked note is based on a weighted average of a broker quote and a discounted cash flow analysis and is considered to be a Level 3 fair value measurement. The discounted cash flow approach is based on the expected portfolio cash flows and amortization schedule reflecting investment expectations, adjusted for assumptions on the portfolio's default and recovery rates, and the note's discount rate. The fair value of the note is provided by the fund manager at the end of each quarter.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2021 and December 31, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2021
	(in millions)			June 30, 2021
Assets
Asset-backed securities	$2,142	Broker-quoted	Offered quotes	51.65% - 139.91% (95.37)%
Asset-backed securities	167	Third-Party Valuation	Offered quotes	93.75% - 104.70% (102.13)%
Commercial mortgage-backed securities	25	Broker-quoted	Offered quotes	129.75% - 129.75% (129.75)%
Corporates	372	Broker-quoted	Offered quotes	92.96% - 111.84% (103.01)%
Corporates	16	Discounted Cash Flow	Discount Rate	44.00% - 100.00% N/A
Corporates	813	Third-Party Valuation	Offered quotes	86.56% - 122.65% (108.24)%
Municipals	43	Third-Party Valuation	Offered quotes	136.02% - 136.02% (136.02)%
Residential mortgage-backed securities	443	Broker-quoted	Offered quotes	0.00% - 114.49% (114.49)%
Foreign governments	17	Third-Party Valuation	Offered quotes	107.66% - 112.96% (109.32)%
Short-term	303	Broker-quoted	Offered quotes	98.57% - 100.00% (99.39)%
Preferred securities	2	Income-Approach	Yield	2.53%
Equity securities	2	Black Scholes model	Risk Free Rate	0.50% - 0.50% (0.50%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	120.00% - 120.00% (120.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	2	Broker Quoted	Offered quotes
Equity securities	4	Discounted Cash Flow	Discount rate	12.40% - 12.40% (12.40%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	30	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	19	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$4,400
Liabilities

Derivatives:
FIA embedded derivatives, included in contractholder funds	3,759	Discounted cash flow	Market value of option	0.00% - 28.12% (3.00%)
			Swap rates	0.05% - 2.06% (1.06%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 55.00% (5.42%)
			Partial withdrawals	2.00% - 3.50% (2.63%)
			Non-performance spread	0.68% - 0.68% (0.68%)
			Option cost	0.00% - 4.81% (1.71%)
Total financial liabilities at fair value	$3,759

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2020
	(in millions)			December 31, 2020
Assets
Asset-backed securities	$1,175	Broker-quoted	Offered quotes	85% - 126.15% (103.96%)
Asset-backed securities	175	Third-Party Valuation	Offered quotes	0.00% - 107.25% (79.87%)
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.59% - 131.59% (131.59%)
Corporates	388	Broker-quoted	Offered quotes	75.20% - 114.68% ( 103.36%)
Corporates	901	Third-Party Valuation	Offered quotes	88.42% - 125.83% (109.47%)
Hybrids	4	Third-Party Valuation	Offered quotes	112.06% - 112.06% ( 112.06%)
Municipals	43	Third-Party Valuation	Offered quotes	133.53% - 133.53% (133.53%)
Residential mortgage-backed securities	483	Broker-quoted	Offered quotes	112.58% - 112.58% (112.58%)
Foreign governments	17	Third-Party Valuation	Offered quotes	107.87% - 113.80% (109.72%)
Equity securities	1	Income-Approach	Yield	2.61%
Equity securities	1	Black Scholes model	Risk Free Rate	0.29% - 0.29% (0.29%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	27	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,267
Liabilities
Future policy benefits	5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA embedded derivatives, included in contractholder funds	3,404	Discounted cash flow	Market value of option	0.00% - 67.65% (2.25%)
			Treasury rates	0.08% - 1.65% (0.87%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 55.00% (5.24%)
			Partial withdrawals	2.00% - 3.50% (2.58%)
			Non-performance spread	0.74% - 0.74% (0.74%)
			Option cost	0.05% - 16.61% (2.25%)
Total financial liabilities at fair value	$3,409

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2021 and 2020. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,593	$—	$20	$813	$—	$(90)	$(27)	$2,309	$18
Commercial mortgage-backed securities	25	—	—	—	—	—	—	25	—
Corporates	1,247	2	16	18	(7)	(76)	1	1,201	18
Municipals	41	—	2	—	—	—	—	43	3
Residential mortgage-backed securities	487	—	(10)	5	—	(39)	—	443	(6)
Foreign Governments	17	—	—	—	—	—	—	17	—
Short-Term	—	—	1	302	—	—	—	303	—
Equity and preferred securities	10	—	1	—	(1)	—	—	10	—
Other long-term assets:
Available-for-sale embedded derivative	28	2	—	—	—	—	—	30	—
Credit linked note	19	—	—	—	—	—	—	19	—
Total assets at Level 3 fair value	$3,467	$4	$30	$1,138	$(8)	$(205)	$(26)	$4,400	$33
Liabilities
Future policy benefits	$4	$—	$—	$—	$(4)	$—	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	3,293	466	—	—	—	—	—	3,759	—
Total liabilities at Level 3 fair value	$3,297	$466	$—	$—	$(4)	$—	$—	$3,759	$—
(a) The net transfers out of Level 3 during the three months ended June 30, 2021 were exclusively to Level 2.

	Three months ended June 30, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$—	$9	$91	$—	$(5)	$67	$1,016	$9
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	14	1,238	—	26	—	—	(14)	—	1,264	26
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	2	—	—	—	—	40	3
Residential mortgage-backed securities	—	534	—	(15)	1	—	(4)	(7)	509	(13)
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	(1)	—	—	—	—	—	1	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	1	—	—	—	—	—	21	—
Credit linked note		23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$15	$2,754	$—	$22	$92	$—	$(23)	$60	$2,920	$25
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	100	—	—	—	—	—	2,952	—
Total liabilities at Level 3 fair value	$—	$2,857	$100	$—	$—	$—	$—	$—	$2,957	$—

	Six months ended June 30, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$—	$(3)	$1,171	$—	$(182)	$(27)	$2,309	$14
Commercial mortgage-backed securities	26	—	(1)	—	—	—	—	25	1
Corporates	$1,289	$9	$(26)	$57	$(8)	$(107)	$(13)	$1,201	$37
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	2	10	—	(52)	—	443	21
Foreign Governments	17	—	—	—	—	—	—	17	2
Short-Term	—	—	1	302	—	—	—	303	—
Equity and preferred securities	5	2	1	2	—	—	—	10	—
Other invested assets:
Available-for-sale embedded derivative	27	3	—	—	—	—	—	30	—
Credit linked note	23	—	(4)	—	—	—	—	19	—
Total assets at Level 3 fair value	$3,267	$14	$(30)	$1,542	$(8)	$(345)	$(40)	$4,400	$82
Future policy benefits	$5	$—	$—	$—	$(4)	$(1)	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	$3,404	$355	$—	$—	$—	$—	$—	$3,759	$—
Total liabilities at Level 3 fair value	$3,409	$355	$—	$—	$(4)	$(1)	$—	$3,759	$—

	Six months ended June 30, 2020
	Balance at Beginning of Period		Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		F&G Acquisition	Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$—	$9	$91	$—	$(5)	$67	$1,016	$9
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	17	1,238	(3)	26	—	—	(14)	—	1,264	26
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	2	—	—	—	—	40	3
Residential mortgage-backed securities	—	534	—	(15)	1	—	(4)	(7)	509	(13)
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	(1)	—	—	—	—	—	1	—
Other invested assets:
Available-for-sale embedded derivative	—	20	1	—	—	—	—	—	21	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$138	$2,754	$(64)	$22	$92	$—	$(23)	$1	$2,920	$25
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	100	—	—	—	—	—	2,952	—
Total liabilities at Level 3 fair value	$—	$2,857	$100	$—	$—	$—	$—	$—	$2,957	$—

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
Other
Federal Home Loan Bank of Atlanta ("FHLB") common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
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

	June 30, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$73	$—	$73	$73
Commercial mortgage loans	—	—	1,615	1,615	1,586
Residential mortgage loans	—	—	1,180	1,180	1,208
Policy loans	—	—	36	36	36
Company-owned life insurance	—	—	324	324	324
Trade and notes receivables, net of allowance	—	—	500	500	500
Total	$—	$73	$3,655	$3,728	$3,727

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$24,509	$24,509	$28,298
Debt	—	2,853	—	2,853	2,663
Total	$—	$2,853	$24,509	$27,362	$30,961

	December 31, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$66	$—	$66	$66
Commercial mortgage loans	—	—	926	926	903
Residential mortgage loans	—	—	1,123	1,123	1,128
Policy loans	—	—	33	33	33
Other invested assets	—	—	28	28	28
Company-owned life insurance	—	—	305	305	305
Trade and notes receivables, net of allowance	—	—	437	437	437
Total	$—	$66	$2,852	$2,918	$2,900

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,719	$21,719	$25,199
Debt	—	2,896	—	2,896	2,662
Total	$—	$2,896	$21,719	$24,615	$27,861

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or the net asset value ("NAV") per share practical expedient (in millions):

	Carrying Value After Measurement (in millions)
	June 30, 2021	December 31, 2020
Investments in unconsolidated affiliates (equity method of accounting)	$149	$146
Equity securities (NAV)	$35	—
Investments in unconsolidated affiliates (NAV)	$1,667	1,148

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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at June 30, 2021 and December 31, 2020 are summarized as follows (in millions):

	June 30, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$7,103	$(4)	$323	$(18)	$7,404	$7,404
Commercial mortgage-backed securities	2,518	(1)	432	(3)	2,946	2,946
Corporates	13,865	(5)	951	(119)	14,691	14,691
Hybrids	879	—	85	—	964	964
Municipals	1,375	—	80	(9)	1,446	1,446
Residential mortgage-backed securities	773	(3)	31	(1)	801	801
U.S. Government	1,054	—	5	—	1,059	1,059
Foreign Governments	191	—	9	—	200	200
Total available-for-sale securities	$27,758	$(13)	$1,916	$(150)	$29,511	$29,511

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,941	$—	$343	$(18)	$6,266	$6,266
Commercial mortgage-backed/asset-backed securities	$2,490	$—	$342	$(3)	$2,829	$2,829
Corporates	13,582	(16)	1,184	(15)	14,735	14,735
Hybrids	914	—	80	—	994	994
Municipals	1,333	—	72	(2)	1,403	1,403
Residential mortgage-backed securities	806	(3)	23	(1)	825	825
U.S. Government	332	—	10	—	342	342
Foreign Governments	179	—	14	—	193	193
Total available-for-sale securities	$25,577	$(19)	$2,068	$(39)	$27,587	$27,587

Securities held on deposit with various state regulatory authorities had a fair value of $17,979 million and $16,714 million at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of June 30, 2021 and December 31, 2020, the Company's accrued interest receivable balance was $235 million. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $2,256 million and $1,622 million as of June 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2021
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$456	$455
Due after one year through five years	2,761	2,875
Due after five years through ten years	2,126	2,235
Due after ten years	11,995	12,762
Subtotal	17,338	18,327
Other securities which provide for periodic payments:
Asset-backed securities	7,103	7,404
Commercial mortgage-backed securities	2,518	2,946
Structured hybrids	26	33
Residential mortgage-backed securities	773	801
Subtotal	10,420	11,184
Total fixed maturity available-for-sale securities	$27,758	$29,511

Allowance for Expected Credit Loss
We regularly review available for sale ("AFS") securities for declines in fair value that we determine to be credit related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit related, and if so, the magnitude of the credit loss:
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
The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the three and six-month periods ended June 30, 2021 (in millions):

	Three Months Ended June 30, 2021
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write-offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$—	$—	$(1)	$(3)	$—	$—	—	$(4)
Commercial mortgage-backed securities	(1)	—	—	—	—	—	—	—	(1)
Corporates	(3)	—	—	(2)	—	—	—	—	(5)
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total available-for-sale securities	$(7)	$—	$—	$(3)	$(3)	$—	$—	$—	$(13)
(1) Purchased credit deteriorated financial assets ("PCD")

	Six Months Ended June 30, 2021
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$—	$—	$(1)	—	$(3)	$—	$—	$—	$(4)
Commercial mortgage-backed securities	—	(1)	—	—	—	—	—	—	—	(1)
Corporates	(16)	—	—	5	—	—	—	3	3	(5)
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	—	(3)
Total available-for-sale securities	$(19)	$(1)	$—	$4	$—	$(3)	$—	$3	$3	$(13)

Purchased credit-deteriorated available-for-sale debt securities ("PCD"s) are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. The following table summarizes purchases of PCD AFS securities during the three and six-month periods ended June 30, 2021 (in millions).

Three and Six Months Ended
Purchased credit-deteriorated available-for-sale debt securities	June 30, 2021
Purchase price	$4
Allowance for credit losses at acquisition	1
AFS purchased credit-deteriorated par value	$5

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2021 and December 31, 2020 were as follows (dollars in millions):

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,478	$(15)	$98	$(3)	$1,576	$(18)
Commercial mortgage-backed securities	112	(1)	1	(2)	113	(3)
Corporates	3,040	(111)	48	(8)	3,088	(119)
Hybrids	3	—	—	—	3	—
Municipals	216	(7)	53	(2)	269	(9)
Residential mortgage-backed securities	10	—	23	(1)	33	(1)
U.S. Government	95	—	—	—	95	—
Foreign Government	14	—	—	—	14	—
Total available-for-sale securities	$4,968	$(134)	$223	$(16)	$5,191	$(150)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						514
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						41
Total number of available-for-sale securities in an unrealized loss position						555

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$477	$(18)	$—	$—	$477	$(18)
Commercial mortgage-backed securities	51	(3)	—	—	51	(3)
Corporates	865	(15)	36	—	901	(15)
Hybrids	1	—	—	—	1	—
Municipals	115	(2)	—	—	115	(2)
Residential mortgage-backed securities	30	(1)	—	—	30	(1)
U.S. Government	11	—	—	—	11	—
Total available-for-sale securities	$1,550	$(39)	$36	$—	$1,586	$(39)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						222
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						11
Total number of available-for-sale securities in an unrealized loss position						233

We determined the increase in unrealized losses as of June 30, 2021 was caused by higher treasury rates, offset by narrower spreads in certain sectors. This in part is expected as the economy continues its anticipated path to recovery and reopening. For securities in an unrealized loss position as of June 30, 2021; an expected credit loss was not determined, and we believe that the unrealized loss is being driven by interest rate increases or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults has not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 5% of our total investments as of June 30, 2021. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2021
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	1%
Industrial - General	404	25%
Industrial - Warehouse	11	1%
Multifamily	618	39%
Office	221	14%
Retail	140	9%
Other	153	9%
Student Housing	25	2%
Total commercial mortgage loans, gross of valuation allowance	$1,591	100%
Allowance for expected credit loss	(6)
Total commercial mortgage loans	$1,585

U.S. Region:
East North Central	$49	3%
East South Central	80	5%
Middle Atlantic	246	16%
Mountain	171	11%
New England	84	5%
Pacific	548	34%
South Atlantic	321	20%
West North Central	13	1%
West South Central	79	5%
Total commercial mortgage loans, gross of valuation allowance	$1,591	100%
Allowance for expected credit loss	(6)
Total commercial mortgage loans	$1,585

	December 31, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	2%
Industrial - General	302	33%
Industrial - Warehouse	12	1%
Multifamily	165	18%
Office	140	15%
Retail	142	17%
Other	125	14%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

U.S. Region:
East North Central	$61	7%
East South Central	80	9%
Middle Atlantic	100	11%
Mountain	48	5%
New England	79	9%
Pacific	333	37%
South Atlantic	133	15%
West North Central	13	1%
West South Central	58	6%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.
All of our investments in CMLs had a LTV ratio of less than 75% at June 30, 2021, as measured at inception of the loans unless otherwise updated.

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2021 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2021
LTV Ratios:
Less than 50%	$568	$22	$9	$599	37%	$620	38%
50% to 60%	304	9	—	313	20%	320	20%
60% to 75%	679	—	—	679	43%	676	42%
Commercial mortgage loans	$1,551	$31	$9	$1,591	100%	$1,616	100%

December 31, 2020
LTV Ratios:
Less than 50%	$520	$18	$—	$538	60%	$557	60%
50% to 60%	237	9	—	246	27%	251	27%
60% to 75%	121	—	—	121	13%	119	13%
Commercial mortgage loans	$878	$27	$—	$905	100%	$927	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2021, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss for Commercial Mortgages
We estimate expected credit losses for our commercial loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 3% of our total investments as of June 30, 2021. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	June 30, 2021
U.S. State:	Unpaid Principal Balance	% of Total
Florida	$184	15%
California	135	11%
Texas	107	9%
All Other States (1)	793	65%
Total residential mortgage loans	$1,219	100%
(1) The individual concentration of each state is equal to or less than 8% as of June 30, 2021.

	December 31, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$164	15%
Florida	188	16%
New Jersey	96	8%
All other states	704	61%
Total residential mortgage loans	$1,152	100%
(1) The individual concentration of each state is less than 8% as of December 31, 2020.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as at June 30, 2021, was as follows (dollars in millions):

	June 30, 2021		December 31, 2020
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,144	92%	$1,059	91%
Non-performing	93	8%	106	9%
Total residential mortgage loans, gross of valuation allowance	$1,237	100%	$1,165	100%
Allowance for expected loan loss	(28)	—%	(37)	—%
Total residential mortgage loans	$1,209	100%	$1,128	100%

Loans segregated by risk rating exposure as of June 30, 2021 and December 31, 2020, were as follows (in millions):

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$281	$463	$245	$100	$—	$—	$1,089
30-89 days past due	6	27	16	5	—	—	54
Over 90 days past due	6	35	45	3	—	—	89
Total residential mortgages	$293	$525	$306	$108	$—	$—	$1,232
Commercial mortgages
Current (less than 30 days past due)	$710	$542	$—	$6	$—	$333	$1,591
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgages	$710	$542	$—	$6	$—	$333	$1,591

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$311	$545	$68	$42	$62	$2	$1,030
30-89 days past due	2	22	2	—	—	—	26
Over 90 days past due	26	74	3	—	—	—	103
Total residential mortgages	$339	$641	$73	$42	$62	$2	$1,159
Commercial mortgages
Current (less than 30 days past due)	$542	$—	$6	$—	$11	$346	$905
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$542	$—	$6	$—	$11	$346	$905

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$52	$228	$—	$6	$—	$313	$599
50% to 60%	101	192	—	—	—	20	313
60% to 75%	557	122	—	—	—	—	679
Total commercial mortgages	$710	$542	$—	$6	$—	$333	$1,591
Commercial mortgages
DSCR
Greater than 1.25x	$710	$542	$—	$6	$—	$293	$1,551
1.00x - 1.25x	—	—	—	—	—	31	31
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$710	$542	$—	$6	$—	$333	$1,591

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$228	$—	$6	$—	$—	$303	$538
50% to 60%	192	—	—	—	11	43	246
60% to 75%	122	—	—	—	—	—	121
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Commercial mortgages
DSCR
Greater than 1.25x	$542	$—	$6	$—	$11	$319	$878
1.00x - 1.25x	—	—	—	—	—	27	27
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905

Non-accrual loans by amortized cost as of June 30, 2021 and December 31, 2020, was as follows:

Amortized cost of loans on non-accrual	June 30, 2021	December 31, 2020
Residential mortgage:	$89	$99
Commercial mortgage:	—	—
Total non-accrual loans	$89	$99

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2021.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2021 and December 31, 2020, we had $89 million and $103 million, respectively, of mortgage loans that were over 90 days past due, of which $54 million and $24.4 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic challenges for mortgage debtors related to COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

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

	June 30, 2021
	Residential Mortgage	Commercial Mortgage	Total
Balance, December 31, 2020	$37	$2	$39
(Reversal of) provision for loan losses	(9)	4	(5)
Balance, June 30, 2021	$28	$6	$34
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of June 30, 2021 and December 31, 2020.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed maturity securities, available-for-sale	$325	$117	$631	$134
Equity securities	5	13	10	17
Preferred securities	18	11	32	17
Mortgage loans	33	7	56	7
Invested cash and short-term investments	1	8	1	33
Limited partnerships	164	—	244	—
Tax deferred property exchange income	4	—	9	—
Other investments	6	7	14	8
Gross investment income	556	163	997	216
Investment expense	(42)	(11)	(81)	(11)
Interest and investment income	$514	$152	$916	$205

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gains on fixed maturity available-for-sale securities	$13	$14	$53	$24
Net realized/unrealized gains (losses) on equity securities (2)	(42)	145	(88)	(58)
Net realized/unrealized gains (losses) on preferred securities (3)	15	33	6	(74)
Realized gains (losses) on other invested assets	12	(3)	8	(13)
Change in allowance for expected credit losses	(4)	(21)	6	(31)
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	120	10	180	10
Unrealized gains on certain derivative instruments	142	4	107	4
Change in fair value of reinsurance related embedded derivatives (1)	(27)	(21)	—	(21)
Change in fair value of other derivatives and embedded derivatives	3	1	3	1
Realized gains (losses) on derivatives and embedded derivatives	238	(6)	290	(6)
Recognized gains and (losses), net	$232	$162	$275	$(158)
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
(2) Includes net valuation (losses) gains of $(46) million and $146 million for the three months ended June 30, 2021 and 2020, respectively, and net valuation losses of $92 million and $58 million for the six months ended June 30, 2021 and 2020, respectively.
(3) Includes net valuation gains (losses) of $7 million and $33 million for the three months ended June 30, 2021 and 2020, respectively, and net valuation gains (losses) of $4 million and $(73) million for the six months ended June 30, 2021 and 2020, respectively.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Proceeds	$444	$170	$869	$477
Gross gains	36	2	68	15
Gross losses	(8)	(4)	(16)	(7)
Unconsolidated Variable Interest Entities
We own investments in VIEs that are not consolidated within our financial statements, and one investment in a VIE that is consolidated within our financial statements.  VIEs do not have sufficient equity to finance their own activities without additional financial support and certain of its investors lack certain characteristics of a controlling financial interest. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, as the substantive power to make the key economic decisions for each respective VIE resides with entities not under our control. It is for this reason that the we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. As of June 30, 2021, our maximum exposure to loss on unconsolidated VIEs was equal to the carrying value of our investment in unconsolidated affiliates of $1,667 million, the carrying value of our structured security VIE investments as presented in the tables of fixed maturity securities available for sale above, and the additional unfunded commitments associated with these investments presented in Note F - Commitments and Contingencies.

Investment with Related Party
Included in equity securities as of June 30, 2021 and December 31, 2020 are 5,706,134 shares of Cannae Holdings, Inc. ("Cannae") common stock (NYSE: CNNE) which were purchased during the fourth quarter of 2017 in connection with the split-off of our former portfolio company investments to Cannae. The fair value of our related party investment based on quoted market prices is $193 million and $253 million as of June 30, 2021 and December 31, 2020, respectively.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and reinsurance contracts, as of June 30, 2021 and December 31, 2020 is as follows (in millions):

	June 30, 2021	December 31, 2020
Assets:
Derivative investments:
Call options	$690	$548
Futures contracts	1	—
Foreign currency forward	1	—
Other long-term investments:
Other embedded derivatives	30	27
	$722	$575

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,759	$3,404
Accounts payable and accrued liabilities:
Reinsurance related embedded derivative	107	101
	$3,866	$3,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021
Net investment gains (losses):
Call options	$257	$12	$279
Futures contracts	4	2	4
Foreign currency forward	—	—	4
Other derivatives and embedded derivatives	3	1	3
Reinsurance related embedded derivatives	(27)	(21)	—
Total net investment gains (losses)	$237	$(6)	$290

Benefits and other changes in policy reserves:
FIA embedded derivatives	$466	$100	$355

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

We purchase derivatives consisting of a combination of call options and futures contracts on the applicable market indices to fund the index credits due to FIA contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA embedded derivative related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the call options we hold as of June 30, 2021 and December 31, 2020, is presented in the following table (in millions):

		June 30, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$1,899	$87	$45	$42
Morgan Stanley	*/Aa3/A+	1,561	77	79	—
Barclay's Bank	A+/A1/A	5,342	154	144	10
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,263	99	98	1
Wells Fargo	A+/A2/BBB+	2,436	93	92	1
Goldman Sachs	A/A2/BBB+	307	11	11	—
Credit Suisse	A/A1/A+	2,559	124	122	2
Truist	A+/A2/A	1,197	45	45	—
Total		$17,564	$690	$636	$56

		December 31, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$1,932	$75	$32	$43
Morgan Stanley	A/A2/BBB+	1,503	40	41	—
Barclay's Bank	A+/A1/A	4,639	180	169	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,276	86	85	1
Wells Fargo	A+/A2/BBB+	2,900	106	105	1
Goldman Sachs	A/A3/BBB+	634	15	15	—
Credit Suisse	A/Aa3/A+	1,373	27	25	2
Truist	A+/A2/A	652	19	19	—
Total		$15,909	$548	$491	$58

(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating doesn't allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of June 30, 2021 and December 31, 2020, respectively, counterparties posted $636 million and $491 million of collateral of which $424 million and $415 million is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $56 million at June 30, 2021 and $58 million at December 31, 2020.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products which are included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.
We held 369 and 384 futures contracts at June 30, 2021 and December 31, 2020, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at June 30, 2021 and December 31, 2020.
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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $14 million and $13 million as of June 30, 2021 and December 31, 2020, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. Our Board of Directors (“Board”) has designated a Special Litigation Committee (the “SLC”) consisting of three of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and our shareholders, and what action we should take with respect to the lawsuit. The parties have agreed to stay the action until August 31, 2021, to allow sufficient time for the SLC to investigate the allegations and provide its evaluation.

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

F&G Commitments
In our F&G segment, we have unfunded investment commitments as of June 30, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of June 30, 2021 is included below (in millions):

June 30, 2021
Asset Type
Unconsolidated VIEs:
Limited partnerships	$687
Whole loans	478
Fixed Maturity securities, ABS	147
Other assets	76
Commercial mortgage loans	34
Bank loans	2
Other assets	77
Other invested assets	15
Total	$1,516

Note G — Dividends
On August 3, 2021, our Board of Directors declared cash dividends of $0.40 per share, payable on September 30, 2021, to FNF common shareholders of record as of September 16, 2021.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result, the tables for the three and six months ended June 30, 2020 present one month of F&G activity.
As of and for the three months ended June 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,160	$—	$—	$2,160
Other revenues	839	62	47	948
Revenues from external customers	2,999	62	47	3,108
Interest and investment income, including recognized gains and losses, net	(3)	740	9	746
Total revenues	2,996	802	56	3,854
Depreciation and amortization	34	65	6	105
Interest expense	—	7	21	28
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	644	97	(28)	713
Income tax expense (benefit)	160	21	(5)	176
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	484	76	(23)	537
Equity in earnings of unconsolidated affiliates	14	—	—	14
Net earnings (loss) from continuing operations	$498	$76	$(23)	$551
Assets	$9,565	$43,206	$1,749	$54,520
Goodwill	2,484	1,756	266	4,506

As of and for the three months ended June 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,359	$—	$—	$1,359
Other revenues	655	20	72	747
Revenues from external customers	2,014	20	72	2,106
Interest and investment income, including recognized gains and losses, net	210	104	—	314
Total revenues	2,224	124	72	2,420
Depreciation and amortization	37	3	6	46
Interest expense	1	3	17	21
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	528	(58)	(69)	401
Income tax expense (benefit)	130	(14)	(27)	89
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	398	(44)	(42)	312
Equity in earnings (loss) of unconsolidated affiliates	2	—	(1)	1
Net earnings (loss) from continuing operations	$400	$(44)	$(43)	$313
Assets	$8,875	$38,311	$815	$48,001
Goodwill	2,462	1,725	265	4,452
As of and for the six months ended June 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$3,964	$—	$—	$3,964
Other revenues	1,584	126	89	1,799
Revenues from external customers	5,548	126	89	5,763
Interest and investment income, including recognized gains and losses, net	(33)	1,215	9	1,191
Total revenues	5,515	1,341	98	6,954
Depreciation and amortization	67	209	12	288
Interest expense	—	15	41	56
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	1,083	453	(66)	1,470
Income tax expense (benefit)	263	93	(14)	342
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	820	360	(52)	1,128
Equity in earnings of unconsolidated affiliates	22	—	5	27
Net earnings (loss) from continuing operations	$842	$360	$(47)	$1,155
Assets	$9,565	$43,206	$1,749	$54,520
Goodwill	2,484	1,756	266	4,506

As of and for the six months ended June 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,637	$—	$—	$2,637
Other revenues	1,265	20	63	1,348
Revenues from external customers	3,902	20	63	3,985
Interest and investment income, including recognized gains and losses, net	(55)	104	(2)	47
Total revenues	3,847	124	61	4,032
Depreciation and amortization	74	3	12	89
Interest expense	1	3	29	33
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	475	(58)	(102)	315
Income tax expense (benefit)	111	(14)	(36)	61
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	364	(44)	(66)	254
Equity in earnings (loss) of unconsolidated affiliates	3	—	(1)	2
Net earnings (loss)	$367	$(44)	$(67)	$256
Assets	$8,875	$38,311	$815	$48,001
Goodwill	2,462	1,725	265	4,452

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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Six months ended June 30,
	2021	2020
Cash paid for:
Interest	$56	$23
Income taxes	307	12
Deferred sales inducements	44	6
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$—	$577
Change in proceeds of sales of investments available for sale receivable in period	(1)	(25)
Change in purchases of investments available for sale payable in period	60	70
Lease liabilities recognized in exchange for lease right-of-use assets	18	13
Remeasurement of lease liabilities	37	30

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2021	2020	2021	2020
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$904	$575	$1,650	$1,121
Agency title insurance premiums	Agency title insurance premiums	Title	1,256	784	2,314	1,516
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	62	20	126	20
Home warranty	Escrow, title-related and other fees	Title	48	46	87	89
Total revenue from insurance contracts			2,270	1,425	4,177	2,746
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	374	259	698	480
Other title-related fees and income	Escrow, title-related and other fees	Title	232	168	437	327
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	97	86	187	192
Real estate technology	Escrow, title-related and other fees	Corporate and other	24	24	56	51
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	—	6	—	12
Other	Escrow, title-related and other fees	Corporate and other	23	42	33	—
Total revenue from contracts with customers			750	585	1,411	1,062
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	88	96	175	177
Interest and investment income	Interest and investment income	Various	514	152	916	205
Recognized gains and losses, net	Recognized gains and losses, net	Various	232	162	275	(158)
Total revenues	Total revenues		$3,854	$2,420	$6,954	$4,032
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
Escrow fees and Other title-related fees and income in our Title segment are closely related to Direct title insurance premiums and are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and home inspection services, and other real estate or title-related activities. Revenue is primarily recognized upon closing of the underlying real estate transaction or completion of services. Cash associated with such revenue is typically collected at closing.
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
Interest and investment income consists primarily of interest recognized on fixed maturity security holdings, limited partnership returns and dividends recognized on equity and preferred security holdings, net of investment expense.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, primarily related to revenue from our home warranty business, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2021	December 31, 2020
	(In millions)
Trade receivables	$462	$404
Deferred revenue (contract liabilities)	119	117
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, we recognized $47 million and $76 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K — Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at December 31, 2020	$1,466	$222	$36	$1,724
Deferrals	—	278	44	322
Amortization	(204)	(16)	(12)	(232)
Interest	15	5	—	20
Unlocking	16	—	1	17
Adjustment for net unrealized investment (gains) losses	(15)	(27)	(5)	(47)
Purchase price allocation adjustments	61
Balance at June 30, 2021	$1,339	$462	$64	$1,804

	VOBA	DAC	DSI	Total
Balance at December 31, 2019	$—	$—	$—	$—
F&G acquisition	1,890	—	—	1,890
Deferrals	—	28	6	34
Amortization	(3)	—	—	(3)
Interest	3	—	—	3
Adjustment for net unrealized investment (gains) losses	(101)	(8)	(2)	(111)
Balance at June 30, 2020	$1,789	$20	$4	$1,813

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of June 30, 2021 and June 30, 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $298 million and $101 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains of $53 million and $8 million, respectively, and the DSI balance included net unrealized investment gains of $10 million and $2 million, respectively.
For the inforce liabilities as of June 30, 2021, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2021	$29
2022	166
2023	187
2024	178
2025	171
Thereafter	906

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
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2021 and the one month ended June 30, 2020 (following our June 1, 2020 acquisition of F&G) were as follows (in millions):

	Three months ended		One month ended		Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$44	$891	$17	$155	$87	$1,185
Ceded	(38)	(316)	(12)	—	(71)	(636)
Net	$6	$575	$5	$155	$16	$549

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the six months ended June 30, 2021 and one month ended June 30, 2020. F&G did not commute any ceded reinsurance treaties during the six months ended June 30, 2021 or one month ended June 30, 2020.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. During the three and six months ended June 30, 2021, the expected credit loss reserve decreased from $21 million to $20 million. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. During the one month ended June 30, 2020, the expected credit loss reserve was increased to $21 million.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. Effective January 1, 2021, FGL Insurance amended this agreement to include the GMWB rider for its SecureIncome 7 product. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.
On January 15, 2021, FGL Insurance executed a Funds Withheld Coinsurance Agreement with ASPIDA Life Re Ltd ("Aspida Re"), a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021.
On May 31, 2021, two Novation Agreements were executed by and among Freestone Re Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “New Reinsurer”), Front Street Re (Cayman) Ltd., an exempted company incorporated in the Cayman Islands with limited liability (the “Original Reinsurer”) and FGL Insurance. The effective dates of the agreements are April 1, 2021. As these agreements are intercompany both before and after the novation, they are eliminated in consolidation for GAAP reporting.

Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”), Kubera and Aspida Re that could have a material impact on the Company’s financial position in the event that any of these reinsurers fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of June 30, 2021. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of June 30, 2021, Aspida Re has a A- issuer credit rating from AM Best and a BBB from Fitch. As of June 30, 2021, the net amount recoverable from Wilton Re, Kubera, and Aspida Re was $1,378 million, $794 million, and $488 million, respectively. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re, Kubera and Aspida Re for periodic treaty settlements are collectible as of June 30, 2021.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of FGL Insurance, was ordered into receivership for purposes of rehabilitation. As of June 30, 2021, the net amount recoverable from SRUS was $28 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business. Wilton Re is currently meeting all conditions related to these assumed obligations.
On July 9, 2019, Pavonia Life Insurance Company of Michigan (“Pavonia”), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services (“MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of June 30, 2021, the net amount recoverable from Pavonia was $76 million. On July 15, 2021, Aspida Holdings Ltd. (“Aspida”) acquired Global Bankers Insurance Group, LLC, the parent company of Pavonia, and is now known as Aspida Financial Services, LLC (“Aspida Financial”). Following the acquisition, Pavonia is no longer in rehabilitation. The financial exposure related to these ceded reserves is also substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
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
F&G Cayman Re, Freestone Re (Cayman) and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $106 million and $144 million decrease to statutory capital and surplus at June 30, 2021 and December 31, 2020, respectively.

FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $85 million at June 30, 2021 and December 31, 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $5 million at June 30, 2021 and December 31, 2020. Without such permitted statutory accounting practices Raven Re’s statutory capital and surplus (deficit) would be $5 million as of June 30, 2021 and would be $(6) million as of December 31, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $95 million and $84 million at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

Note N — Acquisitions

F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion.

The purchase price is as follows (in millions):

Cash paid for outstanding F&G shares	$1,903
Less: Cash Acquired	827
Net cash paid for F&G	1,076
Value of FNF share consideration	806
Value of outstanding converted equity awards attributed to services already rendered	28
Total net consideration paid	$1,910

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price has been allocated to F&G's assets acquired and liabilities assumed based on our estimates of their fair values as of June 1, 2020. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is not expected to be deductible for tax purposes, except for $16 million related to a prior F&G transaction.

The final purchase price allocation is as follows (dollars in millions):

Fair Value
Fixed maturity securities	$22,389
Preferred securities	876
Equity securities	52
Derivative instruments	313
Mortgage loans	1,755
Investments in unconsolidated affiliates	1,049
Other long-term investments	430
Short-term investments	37
Trade and notes receivable	1
Reinsurance recoverable	2,998
Goodwill	1,756
Prepaid expenses and other assets	379
Lease assets	8
Other intangible assets	2,107
Deferred tax asset	269
Assets of discontinued operations	2,392
Total assets acquired	36,811

Contractholder funds	26,451
Future policy benefits	3,871
Accounts payable and accrued liabilities	897
Notes payable	589
Funds withheld for reinsurance liabilities	816
Lease liabilities	9
Liabilities of discontinued operations	2,268
Total liabilities assumed	34,901

Net assets acquired	$1,910
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the F&G acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Value of business acquired	$1,908	Various
Value of distribution network acquired	140	15
Trademarks and licenses	38	10
Software	21	2
Total Other intangible assets	2,107

During the three and six months ended June 30, 2021, we adjusted the provisional amounts as of June 1, 2020 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Such adjustments resulted in an increase in Other intangible assets of approximately $61 million, a decrease in Reinsurance recoverable of approximately $289 million, a decrease in Future policy benefits of $227 million, an increase in Goodwill of $5 million, and various other, individually immaterial items. There was no material impact on earnings as a result of the measurement period adjustments recorded.

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
While we cannot predict the severity and duration of the negative impacts related to the outbreak of COVID-19, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 21, 2021, estimates (actual for fiscal year 2020) the size of the U.S. residential mortgage originations market as shown in the following table for 2020 - 2023 in its "Mortgage Finance Forecast" (in trillions):

	2023	2022	2021	2020
Purchase transactions	$1.8	$1.7	$1.7	$1.4
Refinance transactions	$0.6	$0.6	$1.9	$2.4
Total U.S. mortgage originations forecast	$2.4	$2.3	$3.6	$3.8

As of July 21, 2021, the MBA expects residential purchase transactions to steadily increase in 2021 and beyond from 2020 levels. Additionally the MBA expects residential refinance transactions to decrease in 2021 and beyond as interest rates are expected to rise while the supply of refinance candidates decreases. The MBA expects overall mortgage originations to decrease in 2021 and beyond as a result of record refinance originations in 2020.

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
Strong purchase and refinance activity continued into the first half of 2021. However, the slight widening of credit spreads has resulted in recent increases to mortgage interest rates, which combined with historically low housing inventory and historically high housing prices have resulted in month-over-month decreases in existing-home sales in February through May of 2021, before unexpectedly increasing 1.4% in June of 2021. Mortgage interest rates averaged 3.2% in the second quarter of 2021. Despite the recent increase in interest rates and fluctuation in existing-home sales, the market is still outperforming pre-pandemic levels.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the United States was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but subsequently rose to a record 14.8% in April 2020 before declining to a still-elevated level of 6.7% in December 2020. In 2021, the unemployment rate has continued to fall to 5.9% in June 2021. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. Consumer confidence has since rebounded, and as of June 2021, is at its highest level since the onset of the pandemic.
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
COVID-19 Pandemic
While continuously evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world. These conditions may continue in the near term. At this time, it is not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. F&G has seen increased life claims, which have been offset by COVID-19 impacts on our SPIA products. However, prolonged COVID-19 deaths may cause additional volatility in the future. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have an adverse effect on our F&G segment's financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on its sales of new policies. F&G is monitoring the impact of COVID-19 on its investment portfolio and the potential for ratings changes caused by the sudden slowdown of economic activity. The extent to which the COVID-19 pandemic impacts our F&G segment's results of operations, financial condition, liquidity or prospects will depend on future developments which cannot be predicted.
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
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2021, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $5.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed discussion of interest rate risk.
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
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for the Company. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the “sleep at night protection” that annuities such as our FIA products afford. See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$904	$575	$1,650	$1,121
Agency title insurance premiums	1,256	784	2,314	1,516
Escrow, title-related and other fees	948	747	1,799	1,348
Interest and investment income	514	152	916	205
Recognized gains and losses, net	232	162	275	(158)
Total revenues	3,854	2,420	6,954	4,032
Expenses:
Benefits and other changes in policy reserves	575	155	549	155
Personnel costs	890	692	1,702	1,306
Agent commissions	970	598	1,777	1,158
Other operating expenses	476	446	934	857
Depreciation and amortization	105	46	288	89
Provision for title claim losses	97	61	178	119
Interest expense	28	21	56	33
Total expenses	3,141	2,019	5,484	3,717
Earnings before income taxes and equity in earnings of unconsolidated affiliates	713	401	1,470	315
Income tax expense	176	89	342	61
Equity in earnings of unconsolidated affiliates	14	1	27	2
Net earnings from continuing operations	$551	$313	$1,155	$256
 Revenues.
Total revenues increased by $1,434 million in the three months ended June 30, 2021 and increased by $2,922 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020.
Net earnings increased by $238 million in the three months ended June 30, 2021 and increased by $899 million in the six months ended June 30, 2021 compared to the corresponding periods in 2020.
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
Income tax expense was $176 million and $89 million in the three-month periods ended June 30, 2021 and 2020, respectively, and $342 million and $61 million in the six-month periods ended June 30, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 22% in the three months ended June 30, 2021 and 2020, respectively and 23% and 19% in the six-month periods ended June 30, 2021 and 2020, respectively. The increase in income tax expense as a percentage of earnings before taxes in the 2021 periods is primarily attributable to a tax benefit associated with stock compensation recognized in the 2020 periods.

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$904	$575	$1,650	$1,121
Agency title insurance premiums	1,256	784	2,314	1,516
Escrow, title-related and other fees	839	655	1,584	1,265
Interest and investment income	27	41	56	89
Recognized gains and losses, net	(30)	169	(89)	(144)
Total revenues	2,996	2,224	5,515	3,847
Expenses:
Personnel costs	826	625	1,580	1,266
Agent commissions	970	598	1,777	1,158
Other operating expenses	425	374	830	754
Depreciation and amortization	34	37	67	74
Provision for title claim losses	97	61	178	119
Interest expense	—	1	—	1
Total expenses	2,352	1,696	4,432	3,372
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$644	$528	$1,083	$475
Orders opened by direct title operations (in thousands)	695	693	1,465	1,375
Orders closed by direct title operations (in thousands)	568	487	1,165	864
Fee per file (in dollars)	$2,444	$1,889	$2,188	$2,035
Total revenues for the Title segment increased by $772 million, or 35%, in the three months ended June 30, 2021 and increased by $1,668 million, or 43%, in the six months ended June 30, 2021 from the corresponding periods in 2020.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2021	Total	2020	Total	2021	Total	2020	Total
	(Dollars in millions)
Title premiums from direct operations	$904	42%	$575	42%	$1,650	42%	$1,121	43%
Title premiums from agency operations	1,256	58	784	58	2,314	58	1,516	57
Total title premiums	$2,160	100%	$1,359	100%	$3,964	100%	$2,637	100%

Title premiums increased by 59% in the three months ended June 30, 2021 as compared to the corresponding period in 2020. The increase is comprised of an increase in Title premiums from direct operations of $329 million, or 57%, and an increase in Title premiums from agency operations of $472 million, or 60%.

Title premiums increased by 50% in the six months ended June 30, 2021 as compared to the corresponding period in 2020. The increase is comprised of an increase in Title premiums from direct operations of $529 million, or 47%, and an increase in Title premiums from agency operations of $798 million, or 53%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Opened title insurance orders from purchase transactions (1)	53%	37%	47%	39%
Opened title insurance orders from refinance transactions (1)	47	63	53	61
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	47%	35%	40%	40%
Closed title insurance orders from refinance transactions (1)	53	65	60	60
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six-month periods ended June 30, 2021 as compared to the corresponding periods in 2020. The increase in the three-month period is primarily attributable to an increase in closed order volume, driven by an increase in residential purchase volume, as well as increases in both residential and commercial fee per file, partially offset by a decrease in refinance order volume. The increase in the six-month period is primarily attributable to an increase in total closed order volume, driven by increases in both residential purchase and refinance order volume, as well as increases in both residential and commercial fee per file.
We experienced an increase in closed title insurance order volumes from purchase transactions in the three month period ended June 30, 3021 and an increase in closed title insurance order volumes from purchase and refinance transactions in the six-month period ended June 30, 2021 as compared to the corresponding periods in 2020. Total closed order volumes were 568,000 in the three months ended June 30, 2021 compared to 487,000 in the three months ended June 30, 2020 and 1,165,000 in the six months ended June 30, 2021 compared to 864,000 in the six months ended June 30, 2020. This represented an overall increase of 17% and 35% in the three and six-month periods ended June 30, 2021, respectively, from the corresponding periods in 2020. The increases in the 2021 periods are primarily due to lower average interest rates and higher consumer confidence when compared to the corresponding 2020 periods.
Total opened title insurance order volumes increased in the three and six-month periods ended June 30, 2021, as compared to the corresponding periods in 2020. The increases are attributable to increased opened title orders from purchase transactions, partially offset by decreased open title orders from refinance transactions.
The average fee per file in our direct operations was $2,444 and $2,188 in the three and six-month periods ended June 30, 2021, respectively, compared to $1,889 and $2,035 in the three and six-month periods ended June 30, 2020, respectively. The increase in average fee per file reflects an increased proportion of purchase transactions relative to total closed orders and also an increased commercial market compared to the corresponding prior year periods. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $472 million, or 60%, in the three months ended June 30, 2021 and increased $798 million, or 53%, in the six months ended June 30, 2021 from the corresponding periods in 2020. The current trends in the agency business reflect a strong residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $184 million, or 28%, in the three months ended June 30, 2021 and increased $319 million or 25% in the six months ended June 30, 2021 from the corresponding periods in 2020. Escrow fees, which are more closely related to our direct operations, increased by $114 million, or 44%, in the three months ended June 30, 2021 and $215 million, or 45%, in the six months ended June 30, 2021 as compared to the corresponding periods in 2020. The increases are primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased by $70 million, or 18%, in the three months ended June 30, 2021 and increased by $104 million, or 13%, in the six months ended June 30, 2021 compared to the corresponding periods in 2020. The increases in Other fees was primarily driven by increases in various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $14 million, or 34%, in the three months ended June 30, 2021 and decreased $33 million, or 37%, in the six months ended June 30, 2021 as compared to the corresponding period in 2020. The decrease in the three-month period is primarily attributable to decreases in dividends on common and preferred stocks in the 2021 period as compared to the corresponding period in 2020, and various other individually immaterial items. The decrease in the six-month period is primarily attributable to a decline in interest rates on our cash and short-term investments and the aforementioned decreases in dividends on common and preferred stocks in 2021 period as compared to the corresponding period in 2020.
Net recognized losses were $30 million in the three months ended June 30, 2021 as compared to net recognized gains of $169 million in the three months ended June 30, 2020. Net recognized losses were $89 million in the six months ended June 30, 2021 as compared to net recognized losses of $144 million in the six months ended June 30, 2020. The variability in recognized gains and losses, net are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $201 million, or 32%, in the three months ended June 30, 2021 and increased $314 million, or 25% in the six months ended June 30, 2021compared to the corresponding periods in 2020. The increase is primarily attributable to increased salaries, bonuses, and commissions in the 2021 period associated with increased headcount to manage the surge in refinance and strong purchase orders compared to the prior year period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 47% and 51% for the three-month periods ended June 30, 2021 and 2020, respectively and 49% and 53%, respectively, for the six-month periods ended June 30, 2021 and 2020. Average employee count in the Title segment was 27,348 and 23,373 in the three-month periods ended June 30, 2021 and 2020, respectively, and 26,846 and 23,900 in the six-month periods ended June 30, 2021 and 2020, respectively.
Other operating expenses increased by $51 million, or 14%, in the three months ended June 30, 2021 and increased by $76 million, or 10% in the six months ended June 30, 2021 from the corresponding periods in 2020. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 24% and 30% in the three months ended June 30, 2021 and 2020, respectively and 26% and 32% in the six months ended June 30, 2021 and 2020, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2020:

	Three months ended June 30,				Six months ended June 30,
	2021	%	2020	%	2021	%	2020	%
	(Dollars in millions)
Agent premiums	$1,256	100%	$784	100%	$2,314	100%	$1,516	100%
Agent commissions	970	77%	598	76%	1,777	77%	1,158	76%
Net retained agent premiums	$286	23%	$186	24%	$537	23%	$358	24%

The claim loss provision for title insurance was $97 million and $61 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $178 million and $119 million for the six-month periods ended June 30, 2021 and 2020, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Annuity and IUL sales and funding agreements are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report in accordance with GAAP. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of DAC, DSI, and VOBA, other operating costs and expenses, and income taxes.

Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), indexed universal life insurance, immediate annuities, and funding agreements. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
In June 2021, we established a funding agreement-backed notes program (the “FABN Program”), pursuant to which FGL Insurance may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. We also issue funding agreements through the Federal Home Loan Bank of Atlanta ("FHLB").
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

(ii) Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost;
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset (VODA)) recognized as a result of acquisition activities; and
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items.
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

F&G Results of Operations
The following table presents the results of operations of our F&G segment for the three and six months ended June 30, 2021 and the one month ended June 30, 2020 (following our June 1, 2020 acquisition of F&G) were as follows (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Revenues:
Life insurance premiums and other fees (a)	$62	$20	$126
Interest and investment income	487	111	860
Recognized gains and losses, net	253	(7)	355
Total revenues	802	124	1,341
Expenses:
Benefits and other changes in policy reserves	575	155	549
Personnel costs	32	9	61
Other operating expenses	26	12	54
Depreciation and amortization	65	3	209
Interest expense	7	3	15
Total expenses	705	182	888

Earnings (loss) from continuing operations, before income taxes	97	(58)	453

Federal income tax (expense) benefit	(21)	14	(93)
Net earnings (loss) from continuing operations	$76	$(44)	$360
Earnings from discontinued operations, net of tax	6	5	11
Net earnings (loss) attributable to common shareholders	$82	$(39)	$371
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Fixed index annuities (FIA)	$1,135	$244	$2,182
Fixed rate annuities (MYGA)	512	14	979
Total annuity	$1,647	$258	$3,161
Index universal life (IUL)	$20	$4	$35
Funding agreements (FABN/FHLB)	$1,000	$—	$1,125
Total sales	$2,667	$262	$4,321
•FIA sales were strong during the three and six months ended June 30, 2021, and one month ended June 30, 2020 and reflect disciplined pricing to achieve profit and capital targets.
•MYGA sales during the three and six months ended June 30, 2021 were strong and reflect our continued expansion and diversification into the bank and independent broker-dealer channels. For the one month ended June 30, 2020, MYGA sales were driven lower by interest rates.
•Funding agreements reflect new funding agreements with FHLB of $250 and $375 in the three and six months ended June 30, 2021, respectively, and a funding agreement backed-note issuance of $750 for the three months ended June 30, 2021.

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

(Dollars in millions)
	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Traditional life insurance premiums	$1	$2	$8
Life-contingent immediate annuity premiums	4	3	8
Surrender charges	9	2	18
Cost of insurance fees and other income	48	13	92
Life insurance premiums and other fees	$62	$20	$126

•Traditional life insurance premiums for the three and six months ended June 30, 2021, and one month ended June 30, 2020 are related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the three and six months ended June 30, 2021, and one month ended June 30, 2020 reflect policyholder behavior for annuitizations.
•Cost of insurance fees and other income for the three and six months ended June 30, 2021, and one month ended June 30, 2020, primarily reflect GMWB rider fees of $34 million, $67 million, and $8 million, respectively, and COI charges on IUL policies of $24 million, $47 million, and $7 million, respectively, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Fixed maturity securities, available-for-sale	$311	$99	$603
Equity securities	16	12	28
Mortgage loans	33	7	56
Other investments	168	3	252
Gross investment income	528	121	939
Investment expense	(41)	(10)	(79)
Interest and investment income	$487	$111	$860

Our net investment spread and AAUM are summarized as follows (annualized) (dollars in millions) (see Non-GAAP Financial Measures Section):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Yield on AAUM (at amortized cost)	6.40%	5.01%	5.79%
Alternative investment yield adjustment	(1.43)%	0.41%	(1.01)%
Adjusted yield on AAUM	4.97%	5.42%	4.78%
Less: Interest credited and option cost	(2.02)%	(1.92)%	(2.03)%
Net investment spread	2.95%	3.50%	2.75%
AAUM	$30,423	$26,582	$29,722
•AAUM for the three and six months ended June 30, 2021 reflect net new business asset flows. AAUM for the one month ended June 30, 2020 reflects impacts due to purchase accounting as well as net new business asset flows.
•The $487 million and $860 million Net Investment Income ("NII") for the three and six months ended June 30, 2021, respectively, was the result of increased yield on AAUM due to strong alternative asset returns and invested asset growth during the period. The $111 million NII for the one month ended June 30, 2020 was primarily driven by $99 million in fixed maturity securities and $12 million in equity securities, partially offset by $10 million in investment expenses.
•The alternative investment yield adjustment reflects the yield impact of market volatility on the alternative investment portfolio.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$18	$17	$64
Change in allowance for expected credit losses	(2)	(18)	2
Net realized and unrealized gains on certain derivatives instruments	262	14	287
Change in fair value of reinsurance related embedded derivatives	(27)	(21)	—
Change in fair value of other derivatives and embedded derivatives	2	1	2
Recognized gains and losses, net	$253	$(7)	$355
•For the three and six months ended June 30, 2021, net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities. For the one month ended June 30, 2020, net unrealized and unrealized gains on available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains.
•Allowance for expected credit losses decreased during the periods, primarily related to bonds and mortgage loans.
•For the three and six months ended June 30, 2021, and the one month ended June 30, 2020, net realized and unrealized gains on certain derivative instruments primarily relates to the realized and unrealized losses on futures and options used to hedge FIA and IUL products. See the table below for primary drivers of gains (losses) on certain derivatives.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Call Options:
Gains on option expiration	$114	$2	$169
Change in unrealized gains	143	10	110
Futures contracts:
Gains on futures contracts expiration	7	9	8
Change in unrealized losses	(2)	(6)	(4)
Foreign currency forward:
Gains on foreign currency forward	—	—	4
Total net change in fair value	$262	$15	$287

Annual Point-to-Point Change in S&P 500 Index during the period	8%	4%	14%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during the three and six months ended June 30, 2021, and one month ended June 30, 2020, on options settled during the period.
•The change in unrealized gains and losses due to fair value of call options is primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.
The average index credits to policyholders are as follows:

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Average Crediting Rate	6%	2%	5%
S&P 500 Index:
Point-to-point strategy	5%	4%	5%
Monthly average strategy	3%	3%	2%
Monthly point-to-point strategy	8%	—%	5%
3 year high water mark	14%	19%	12%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts (caps, spreads and participation rates) which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods. Surrender charges were higher in the prior year periods, primarily due to a higher number of universal life policy surrenders.
Expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
FIA embedded derivative impact	$209	$69	(64)
Index credits, interest credited & bonuses	245	41	436
Annuity payments	29	12	87
Other	92	33	90
Total benefits and other changes in policy reserves	$575	$155	$549
•The FIA fair value option liability increased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change risk-free rates increased (decreased) the FIA embedded derivative liability by $70 million and $(131) million during the three and six months ended June 30, 2021, respectively, with the remaining change in the market value of the derivative assets hedging our FIA policies driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•The index credits, interest credited & bonuses were primarily due to index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Amortization of DAC, VOBA, and DSI	$84	$3	$232
Interest	(10)	(3)	(20)
Unlocking	(16)	—	(17)
Amortization of other intangible assets and other depreciation	7	$3	$14
Total depreciation and amortization	$65	$3	$209
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the periods presented is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Income (loss) before taxes	$97	$(58)	$453

Income tax expense (benefit) before valuation allowance	35	(13)	107
Change in valuation allowance	(14)	(1)	(14)
Federal income tax expense (benefit)	$21	$(14)	$93
Effective rate	22%	24%	21%

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations attributable to common shareholders to Adjusted net earnings from continuing operations attributable to common shareholders (in millions):

	Three months ended	One month ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021
Net earnings from continuing operations attributable to common shareholders	$76	$(44)	$360
Non-GAAP adjustments:
Recognized gains and losses, net	(63)	46	(145)
Indexed product related derivatives	75	43	(110)
Purchase price amortization	6	2	13
Transaction costs and other nonrecurring items	2	7	4
Income taxes on non-GAAP adjustments	(4)	(21)	48
Adjusted net earnings from continuing operations attributable to common shareholders	$92	$33	$170
Notable items included in adjusted net earnings attributable to common shareholders (discussed below)	$22	$8	$34
•Adjusted net earnings for the three months ended June 30, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $3 million and of net favorable mortality driven by the single premium immediate annuity ("SPIA") line of business, $8 million of net benefit from lower DAC amortization from unlocking, and $11 million of other net favorable items, primarily net investment income related to CLO redemptions held at a discount to par.
•Adjusted net earnings for the six months ended June 30, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $10 million of net favorable mortality driven by the single premium immediate annuity ("SPIA") line of business, $8 million of net benefit from lower DAC amortization from unlocking, and $16 million of other net favorable items, primarily net investment income related to CLO redemptions held at a discount to par.
•Adjusted net earnings for the one month ended June 30, 2020, primarily reflects net investment income for the period, partially offset by changes in benefits and other policy reserves, and included a $4 million net favorable actual to expected mortality within the SPIA line of business and $4 million bond prepay income.
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

As of June 30, 2021 and December 31, 2020, the fair value of our investment portfolio was approximately $35 billion and $31 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	June 30, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$739	2%	$45	—%
United States Government sponsored entities	93	—%	106	—%
United States municipalities, states and territories	1,372	4%	1,309	4%
Foreign Governments	138	1%	140	—%
Corporate securities:
Finance, insurance and real estate	4,567	13%	4,572	15%
Manufacturing, construction and mining	881	3%	936	3%
Utilities, energy and related sectors	2,699	9%	2,762	9%
Wholesale/retail trade	2,235	6%	2,106	7%
Services, media and other	2,935	8%	2,793	9%
Hybrid securities	932	3%	963	3%
Non-agency residential mortgage-backed securities	696	2%	694	2%
Commercial mortgage-backed securities	2,925	8%	2,806	9%
Asset-backed securities	2,925	8%	1,999	6%
Collateral loan obligations ("CLO")	4,479	13%	4,268	14%
Total fixed maturity available for sale securities	27,616	80%	25,499	81%
Alternative investments:
Private equity	807	2%	614	2%
Real assets	304	1%	288	1%
Credit	556	2%	254	1%
Equity securities (a)	1,058	3%	1,047	3%
Commercial mortgage loans	1,614	5%	926	3%
Residential mortgage loans	1,180	3%	1,123	4%
Other (primarily derivatives and company owned life insurance)	1,139	3%	997	4%
Short term investments	356	1%	456	1%
Total investments	$34,630	100%	$31,204	100%
(a) Includes investment grade non-redeemable preferred stocks ($766 million and $853 million, respectively).
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

As of June 30, 2021 and December 31, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $28 billion and $25 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	June 30, 2021		December 31, 2020
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,228	4%	$488	2%
AA	1,899	7%	1,590	6%
A	7,024	25%	7,040	28%
BBB	9,701	35%	9,669	38%
Not rated (b)	5,224	19%	4,336	17%
Total investment grade	25,076	90%	23,123	91%
BB	1,519	6%	1,493	6%
B and below (a)	601	2%	612	2%
Not rated (b)	420	2%	271	1%
Total below investment grade	2,540	10%	2,376	9%
Total	$27,616	100%	$25,499	100%
(a) Includes $93 million and $106 million at June 30, 2021 and December 31, 2020, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a NAIC 1 designation.
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

The table below presents our fixed maturity securities by NAIC designation as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$13,672	$14,152	51%
2	10,002	10,823	39%
3	1,487	1,740	6%
4	613	713	3%
5	130	144	1%
6	44	44	—%
Total	$25,948	$27,616	100%

	December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,696	$12,370	49%
2	9,753	10,659	42%
3	1,373	1,595	6%
4	616	700	3%
5	162	174	—%
6	1	1	—%
Total	$23,601	$25,499	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,479	16%
ABS Other	2,811	10%
Banking	2,543	9%
Whole loan collateralized mortgage obligation ("CMO")	2,515	9%
Life insurance	1,732	6%
Electric	1,515	5%
Municipal	1,372	4%
Technology	809	3%
CMBS	792	3%
Healthcare	774	3%
Total	$19,342	67%

	December 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS collateralized loan obligation ("CLO")	$4,268	16%
Banking	2,592	10%
Whole loan collateralized mortgage obligation ("CMO")	2,343	9%
ABS other	1,873	7%
Life insurance	1,657	6%
Electric	1,548	6%
Municipal	1,308	5%
CMBS	795	3%
Technology	784	3%
Healthcare	658	2%
Total	$17,826	67%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2021 and December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$154	$154	$111	$112
Due after one year through five years	1,657	1,715	1,055	1,107
Due after five years through ten years	1,876	1,970	1,808	1,918
Due after ten years	11,898	12,659	11,436	12,489
Subtotal	$15,585	$16,498	$14,410	$15,626
Other securities which provide for periodic payments:
Asset-backed securities	$2,849	$2,925	$1,920	$1,999
CLO securities	4,255	4,479	4,021	4,268
Commercial-mortgage-backed securities	2,497	2,925	2,468	2,806
Residential mortgage-backed securities	762	789	782	800
Subtotal	$10,363	$11,118	$9,191	$9,873
Total fixed maturity available-for-sale securities	$25,948	$27,616	$23,601	$25,499
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $61 million and $85 million as of June 30, 2021, respectively, and $68 million and $94 million as of December 31, 2020, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021		December 31, 2020
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$137	95%	$153	94%
2	2	1%	1	1%
3	2	1%	2	1%
4	5	3%	3	2%
5	—	—%	3	2%
6	—	—%	—	—%
Total	$146	100%	$162	100%

NRSRO:
AAA	$1	1%	$1	1%
AA	18	12%	4	2%
A	1	1%	17	10%
BBB	15	10%	17	10%
Not rated - Above investment grade (a)	20	14%	19	12%
BB and below	91	62%	104	65%
Total	$146	100%	$162	100%

Vintage:
2007	34	23%	37	23%
2006	39	27%	43	27%
2005 and prior	73	50%	82	50%
Total	$146	100%	$162	100%
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
As of June 30, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $228 million and $77 million, respectively. As of December 31, 2020, the CLO and ABS positions were trading at a net unrealized gain position of $247 million and $79 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $266 million and an amortized cost of $254 million as of June 30, 2021) and special revenue bonds (fair value of $1,105 million and amortized cost of $1,049 million as of June 30, 2021).
Across all municipal bonds, the largest issuer represented 9% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 91% of our municipal bond exposure is rated NAIC 1.

Mortgage Loans
We rate all commercial mortgage loans ("CMLs") to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings.
LTV and DSC ratios are utilized as part of the review process described above. As of June 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.4 times, and a weighted average LTV ratio of 54%. See Note E to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
F&G's residential mortgage loans ("RMLs") are closed end, amortizing loans and 100% of the properties are located in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in nonaccrual status which is assessed monthly.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, were as follows (in millions):

	June 30, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$6	$23	$—	$—	$23
United States Government sponsored agencies	20	20	—	—	20
United States municipalities, states and territories	30	277	—	(9)	268
Foreign Governments	1	8	—	—	8
Corporate securities:
Finance, insurance and real estate	46	562	—	(30)	532
Manufacturing, construction and mining	8	56	—	(1)	55
Utilities, energy and related sectors	54	842	—	(26)	816
Wholesale/retail trade	44	746	—	(26)	720
Services, media and other	60	888	—	(34)	854
Hybrid securities	2	3	—	—	3
Non-agency residential mortgage backed securities	29	27	(1)	(1)	25
Commercial mortgage backed securities	24	116	(1)	(3)	112
Asset backed securities	189	1,594	—	(18)	1,576
Total fixed maturity available for sale securities	513	5,162	(2)	(148)	5,012
Equity securities	3	53	—	—	53
Total investments	$516	$5,215	$(2)	$(148)	$5,065

	December 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$4	$5	$—	$—	$5
United States Government sponsored agencies	11	23	—	—	23
United States municipalities, states and territories	14	117	—	(2)	115
Corporate securities:
Finance, insurance and real estate	21	347	—	(3)	344
Utilities, energy and related sectors	12	185	—	(3)	182
Wholesale/retail trade	11	86	—	(1)	85
Services, media and other	13	221	—	(7)	214
Hybrid securities	1	1	—	—	1
Non-agency residential mortgage backed securities	29	32	(1)	(1)	30
Commercial mortgage backed securities	19	51	—	(3)	48
Asset backed securities	66	517	—	(18)	499
Total fixed maturity available for sale securities	201	1,585	(1)	(38)	1,546
Equity securities	1	16	—	—	16
Total investments	$202	$1,601	$(1)	$(38)	$1,562

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $148 million and $38 million as of June 30, 2021 and December 31, 2020, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates, offset by narrower spreads in certain sectors. The total amortized cost of all securities in an unrealized loss position was $5,215 million and $1,601 million as of June 30, 2021 and December 31, 2020, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Services, media and other as of June 30, 2021. In aggregate, Services, media and other represented 23% of the total unrealized loss position as of June 30, 2021. The average market value/book value of the investment category with the largest unrealized loss position was 97% for Asset backed securities as of December 31, 2020. In aggregate, Asset backed securities represented 47% of the total unrealized loss position as of December 31, 2020.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2021 and December 31, 2020, were as follows (dollars in millions):

	June 30, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	7	$86	$72	$—	$(14)
Six months or more and less than twelve months	3	104	101	—	(3)
Twelve months or greater	—	—	—	—	—
Total investment grade	10	190	173	—	(17)

Below investment grade:
Less than six months	2	28	28	—	—
Six months or more and less than twelve months	4	19	15	—	(4)
Twelve months or greater	3	11	8	—	(3)
Total below investment grade	9	58	51	—	(7)
Total	19	$248	$224	$—	$(24)

	December 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$102	$95	$(6)	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	102	95	(6)	(1)

Below investment grade:
Less than six months	1	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	—	—	—	—
Total	4	$102	$95	$(6)	$(1)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At June 30, 2021, our watch list included seventeen securities in an unrealized loss position with an amortized cost of $248 million, allowance for expected credit losses of $0 million, unrealized losses of $24 million and a fair value of $224 million.
At December 31, 2020, our watch list included four securities in an unrealized loss position with an amortized cost of $102 million, allowance for expected credit losses of $6 million, unrealized losses of $1 million and a fair value of $95 million.
The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 26 and 36 structured securities with a fair value of $38 million and $65 million to which we had potential credit exposure as of June 30, 2021 and December 31, 2020, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $7 million and $3 million as of June 30, 2021 and December 31, 2020, respectively.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2021 and December 31, 2020, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
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
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Revenues:
Escrow, title-related and other fees	$47	$72	$89	$63
Interest and investment income	—	—	—	5
Recognized gains and losses, net	9	—	9	(7)
Total revenues	56	72	98	61
Expenses:
Personnel costs	32	58	61	31
Other operating expenses	25	60	50	91
Depreciation and amortization	6	6	12	12
Interest expense	21	17	41	29
Total expenses	84	141	164	163
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(28)	$(69)	$(66)	$(102)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $16 million, or 22%, in the three-month period ended June 30, 2021 and increased $37 million, or 61% in the six-month period ended June 30, 2021 from the corresponding period in 2020. The decrease in the three-month period is primarily attributable to decreased valuation gains of approximately $30 million associated with our deferred compensation plan assets in the 2021 period as compared to the corresponding period in the 2020. The increase in the six-month period is primarily attributable to year-over-year increases in valuation gains of $22 million associated with our deferred compensation plan assets compared to the corresponding period in 2020.
Personnel costs in the Corporate and Other segment decreased $26 million, or 45%, in the three-month period ended June 30, 2021 and increased $30 million, or 97% in the six-month period ended June 30, 2021 from the corresponding period in 2020. The decrease in the three-month period and the increase in the six-month period compared to the corresponding periods in 2020 are primarily attributable to variability in expense associated with the aforementioned valuation changes associated with our deferred compensation plan assets.
Other operating expenses in the Corporate and Other segment decreased $35 million, or 58%, in the three-month period ended June 30, 2021 and decreased $41 million, or 45% in the six-month period ended June 30, 2021 from the corresponding periods in 2020. The decrease in the three month period is primarily attributable to a decrease in F&G transaction costs of approximately $36 million and reduced real estate brokerage expenses of $6 million in the 2021 period related to previous divestitures, partially offset by growth in our real estate technology businesses of $4 million. The decrease in the six-month period is primarily attributable to a decrease in F&G transaction costs of approximately $38 million and reduced real estate brokerage expenses of $12 million in the 2021 period related to previous divestitures, partially offset by growth in our real estate technology businesses of $6 million.

Interest expense in the Corporate and Other segment increased $4 million, or 24%, in the three-month period ended June 30, 2021 and increased $12 million or 41%, in the six-month period ended June 30, 2021 from the corresponding periods in 2020. The increases are primarily attributable to increased average debt outstanding in the 2021 periods.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.36 per share in the second quarter of 2021, or approximately $102 million to our common shareholders. On August 3, 2021, our Board of Directors declared cash dividends of $0.40 per share, payable on September 30, 2021, to FNF common shareholders of record as of September 16, 2021. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2021, we had cash and cash equivalents of $3,471 million, short term investments of $435 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2020, $2,559 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2021 of approximately $272 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2021 and 2020 totaled $1,516 million and $553 million, respectively. The increase in cash provided by operating activities in the 2021 period of $963 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation gains in the 2021 period and non-cash valuation losses in the 2020 period, the net change in funds withheld from reinsurers of $460 million, increases in interest credited/index credits to contractholder account balances of $353 million and the timing of receipts and payments of prepaid assets and payables, partially offset by increased deferred policy acquisition costs and deferred sales inducements of $273 million and increased net gains on sales of investments and other assets of $317 million. The increased activity in the 2021 period is primarily a result of our acquisition of F&G.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2021 and 2020 were $3,118 million and $353 million, respectively. The increase in cash used in investing activities of $2,765 million in the 2021 period is primarily attributable to increased purchases of investment securities of $5,390, increases in our investments in unconsolidated affiliates of $532 million, decreased net proceeds from the sales and maturities of short-term investments of $370 million and the funding of the Alight Purchase Price of $150 million, partially offset by increased sales, calls, and maturities of investment securities of $2,663 million and decreases in net cash used in acquisitions and dispositions of $924 million. The increased activity in the 2021 period is primarily a result of our acquisition of F&G.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $54 million and $48 million for the six-month periods ended June 30, 2021 and 2020, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2021 and 2020 were $2,354 million and $777 million, respectively. The increase in cash provided by financing activities of $1,577 million from the comparable 2020 period is primarily attributable to increased cash inflows from contractholder account deposits of $3,893 million and the net change in secured trust deposits of $276 million, partially offset by increased cash outflows from contractholder withdrawals of $1,382 million and a decrease in net borrowings of $996 million. The activity related to contractholder deposits and withdrawals in the 2021 period is a result of our acquisition of F&G.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the next 12 months, based on market conditions. We repurchased 4,000,000 shares of FNF common stock during the three months ended June 30, 2021 for approximately $183 million, at an average price of $45.74 per share. Subsequent to June 30, 2021 and through market close on July 31, 2021, we repurchased a total of 400,000 shares for $17 million, at an average price of $43.71 under this program. Since the original commencement of the 2018 Repurchase Program, we repurchased a total of 17,430,000 FNF common shares for $645 million, at an average price of $37.99 per share. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2020..
We have unfunded investment commitments as of June 30, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on unfunded investment commitments.
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

In the second quarter of 2020 we completed our acquisition of F&G (see Note N Acquisitions to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on the acquisition of F&G). F&G's controls have been integrated into our overall internal control over financial reporting program. Other than the integration of F&G into our overall internal control over financial reporting program there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2021 - 4/30/2021	300,000	$41.77	300,000	11,670,000
5/1/2021 - 5/31/2021	1,500,000	46.51	1,500,000	10,170,000
6/1/2021 - 6/30/2021	2,200,000	45.76	2,200,000	7,970,000
Total	4,000,000	$45.74	4,000,000
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

Date:	August 6, 2021	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)