Form 10-Q
period 2021-09-30
Fidelity National Financial, Inc.
filed 2021-11-05
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2021 were:
FNF Common Stock    284,531,737

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2021

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2021 and December 31, 2020, net of allowance for credit losses of $8 and $19, respectively, and includes pledged fixed maturity securities of $458 and $455, respectively, related to secured trust deposits	$30,435	$27,587
Preferred securities, at fair value	1,202	1,341
Equity securities, at fair value	1,393	995
Derivative investments	581	548
Mortgage loans, net of allowance for credit losses of $33 and $39 at September 30, 2021 and December 31, 2020, respectively	3,484	2,031
Investments in unconsolidated affiliates	2,160	1,294
Other long-term investments	492	482
Short-term investments, at September 30, 2021 and December 31, 2020 includes pledged short-term investments of $3 and $1, respectively, related to secured trust deposits	527	769
Total investments	40,274	35,047
Cash and cash equivalents, at September 30, 2021 and December 31, 2020 includes $694 and $270, respectively, of pledged cash related to secured trust deposits	5,148	2,719
Trade and notes receivables, net of allowance of $32 and $28 at September 30, 2021 and December 31, 2020, respectively	523	437
Reinsurance recoverable, net of allowance for credit losses of $19 and $21 at September 30, 2021 and December 31, 2020, respectively	3,518	3,211
Goodwill	4,515	4,495
Prepaid expenses and other assets	1,169	997
Lease assets	373	374
Other intangible assets, net	2,400	2,264
Title plants	400	404
Property and equipment, net	186	180
Assets of discontinued operations	—	327
Total assets	$58,506	$50,455
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$33,988	$28,718
Future policy benefits	3,985	4,010
Accounts payable and accrued liabilities	2,969	2,402
Notes payable	3,097	2,662
Reserve for title claim losses	1,734	1,623
Funds withheld for reinsurance liabilities	1,508	806
Secured trust deposits	1,147	711
Lease liabilities	409	414
Income taxes payable	18	56
Deferred tax liability	277	300
Liabilities of discontinued operations	—	361
Total liabilities	49,132	42,063
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2021 and December 31, 2020; outstanding of 284,743,161 and 291,448,627 as of September 30, 2021 and December 31, 2020, respectively, and issued of 324,064,003 and 322,622,948 as of September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,790	5,720
Retained earnings	3,961	2,394
Accumulated other comprehensive earnings	1,005	1,304
Less: Treasury stock, 39,320,842 shares and 31,174,321 shares as of September 30, 2021 and December 31, 2020, respectively, at cost	(1,424)	(1,067)
Total Fidelity National Financial, Inc. shareholders’ equity	9,332	8,351
Non-controlling interests	42	41
Total equity	9,374	8,392
Total liabilities and equity	$58,506	$50,455
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$896	$733	$2,546	$1,854
Agency title insurance premiums	1,318	981	3,632	2,497
Escrow, title-related and other fees	1,324	853	3,123	2,201
Interest and investment income	508	336	1,424	541
Recognized gains and losses, net	(154)	73	121	(85)
Total revenues	3,892	2,976	10,846	7,008
Expenses:
Personnel costs	894	782	2,596	2,088
Agent commissions	1,010	749	2,787	1,907
Other operating expenses	498	449	1,432	1,306
Benefits and other changes in policy reserves	185	251	734	406
Depreciation and amortization	252	100	540	189
Provision for title claim losses	100	77	278	196
Interest expense	27	29	83	62
Total expenses	2,966	2,437	8,450	6,154
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	926	539	2,396	854
Income tax expense	213	133	555	194
Earnings before equity in earnings of unconsolidated affiliates	713	406	1,841	660
Equity in earnings of unconsolidated affiliates	27	7	54	9
Net earnings from continuing operations	740	413	1,895	669
Net (loss) earnings from discontinued operations, net of tax	(3)	(28)	8	(23)
Net earnings	737	385	1,903	646
Less: Net earnings attributable to non-controlling interests	5	7	14	20
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$732	$378	$1,889	$626
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$2.60	$1.40	$6.57	$2.32
Net (loss) earnings per share from discontinued operations attributable to common shareholders	(0.01)	(0.10)	0.03	(0.08)
Net earnings per share attributable to common shareholders, basic	$2.59	$1.30	$6.60	$2.24
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$2.58	$1.39	$6.53	$2.29
Net (loss) earnings per share from discontinued operations attributable to common shareholders	(0.01)	(0.10)	0.03	(0.08)
Net earnings per share attributable to common shareholders, diluted	$2.57	$1.29	$6.56	$2.21

Weighted average common shares outstanding - basic	283	291	286	280
Weighted average common shares outstanding - diluted	285	293	288	283

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net earnings	$737	$385	$1,903	$646
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(65)	303	(232)	683
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	8	(2)	18	5
Unrealized (loss) gain on foreign currency translation (3)	(5)	5	(6)	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(30)	(11)	(82)	(11)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	3	(4)	3	(1)
Other comprehensive (loss) earnings	(89)	291	(299)	677
Comprehensive earnings	648	676	1,604	1,323
Less: Comprehensive earnings attributable to non-controlling interests	5	7	14	20
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$643	$669	$1,590	$1,303
_______________________________________

(1)Net of income tax (benefit) expense of $(18) million and $81 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $(64) million and $183 million for the nine-month periods ended September 30, 2021 and 2020, respectively.
(2)Net of income tax expense (benefit) of $3 million and $(1) million for the three-month periods ended September 30, 2021 and 2020, respectively, and $5 million and $1 million for the nine-month periods ended September 30, 2021 and 2020, respectively.
(3)Net of income tax (benefit) expense of less than $(1) million and $2 million for the three-month periods ended September 30, 2021 and 2020, respectively and less than $1 million for the nine-month periods ended September 30, 2021 and 2020.
(4)Net of income tax expense of $9 million and $3 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $22 million and $3 million for the nine-month periods ended September 30, 2021 and 2020, respectively.
(5)Net of income tax expense (benefit) of $1 million and $(1) million for the three-month periods ended September 30, 2021 and 2020, respectively, and $1 million and $(1) million for the nine-month periods ended September 30, 2021 and 2020, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, June 30, 2020	318	$—	$5,431	$1,417	$429	27	$(919)	$(9)	$6,349	$344
Redemption of Servicelink non-controlling interest	—	—	158	—	—	—	—	47	$205	(344)
F&G Acquisition	1	—	32	—	—	—	—	—	32
Exercise of stock options	1	—	11	—	—	—	—	—	11	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	(4)	—	—	—	(4)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	303	—	—	—	303	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	(2)	—	—	—	(2)	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(11)	—	—	—	(11)	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.33 per common share	—	—	—	(97)	—	—	—	—	(97)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)	—
Net earnings	—	—	—	378	—	—	—	7	385	—
Balance, September 30, 2020	320	$—	$5,642	$1,698	$720	27	$(919)	$41	$7,182	$—

Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888	$—
Exercise of stock options	—	—	9	—	—	—	—	—	9	—
Treasury stock repurchased	—	—	—	—	—	1	(62)	—	(62)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(65)	—	—	—	(65)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8	—
Other comprehensive loss— unrealized losses on foreign currency translation	—	—	—	—	(5)	—	—	—	(5)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(30)	—	—	—	(30)	—
Stock-based compensation	—	—	10	—	—	—	—	—	10	—
Dividends declared, $0.40 per common share	—	—	—	(114)	—	—	—	—	(114)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)	—
Net earnings	—	—	—	732	—	—	—	5	737	—
Balance, September 30, 2021	324	$—	$5,790	$3,961	$1,005	39	$(1,424)	$42	$9,374	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
F&G acquisition	25	—	826	—	—	7	(217)	—	609
Redemption of Servicelink non-controlling interest	—	—	158	—	—	—	—	47	205	(344)
Exercise of stock options	3	—	48	—	—	—	—	—	48	—
Treasury stock repurchased	—	—	—	—	—	3	(104)	—	(104)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	(1)	—	—		(1)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	683	—	—	—	683	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5	—
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	1	—	—	—	1	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(11)	—	—	—	(11)	—
Stock-based compensation	—	—	29	—	—	—	—	—	29	—
Dividends declared, $0.99 per common share	—	—	—	(284)	—	—	—	—	(284)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)	—
Net earnings	—	—	—	626	—	—	—	20	646	—
Balance, September 30, 2020	320	$—	$5,642	$1,698	$720	27	$(919)	$41	$7,182	$—

Balance, December 31, 2020	323	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1	—
Exercise of stock options	1	—	41	—	—	—	—	—	41	—
Treasury stock repurchased	—	—	—	—	—	8	(357)	—	(357)	—
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(232)	—	—	—	(232)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	18	—	—	—	18	—
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(82)	—	—	—	(82)	—
Stock-based compensation	—	—	29	—	—	—	—	—	29	—
Dividends declared, $1.12 per common share	—	—	—	(322)	—	—	—	—	(322)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)	—
Net earnings	—	—	—	1,889	—	—	—	14	1,903	—
Balance, September 30, 2021	324	$—	$5,790	$3,961	$1,005	39	$(1,424)	$42	$9,374	$—
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$1,903	$646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	540	189
Equity in earnings of unconsolidated affiliates	(54)	(9)
(Gain) loss on sales of investments and other assets and asset impairments, net	(412)	81
Loss on the sale of businesses	14	—
Interest credited/index credits to contractholder account balances	239	344
Deferred policy acquisition costs and deferred sales inducements	(473)	(139)
Charges assessed to contractholders for mortality and admin	(130)	(53)
Non-cash lease costs	104	114
Operating lease payments	(113)	(115)
Distributions from unconsolidated affiliates, return on investment	29	—
Stock-based compensation cost	31	29
Change in valuation of derivatives, equity and preferred securities, net	290	4
Changes in assets and liabilities, net of effects from acquisitions:
Change in collateral returned (posted)	—	(1)
Change in reinsurance recoverable	79	70
Change in future policy benefits	203	(58)
Change in funds withheld from reinsurers	685	(6)
Net increase in trade receivables	(81)	(27)
Net increase in reserve for title claim losses	111	46
Net change in income taxes	(60)	5
Net change in other assets and other liabilities	(305)	(155)
Net cash provided by operating activities	2,600	965
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	6,278	1,930
Proceeds from sales of property and equipment and title plants	3	9
Additions to property and equipment and capitalized software	(93)	(75)
Purchases of investment securities	(10,278)	(2,548)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	92	791
Additions to notes receivable	(13)	—
Collections of notes receivable	3	—
Acquisitions and dispositions	(64)	(1,076)
Additional investments in unconsolidated affiliates	(992)	(148)
Distributions from unconsolidated affiliates, return of investment	89	78
Proceeds from sales of unconsolidated affiliates	112	—
Net other investing activities	—	(1)
Net cash used in investing activities	(4,863)	(1,040)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

Cash flows from financing activities:
Borrowings	—	1,000
Debt offering	449	1,246
Debt costs/equity issuance additions	(6)	(18)
Debt service payments	—	(1,000)
Dividends paid	(320)	(282)
Subsidiary dividends paid to non-controlling interest shareholders	(14)	(9)
Exercise of stock options	39	47
Net change in secured trust deposits	437	38
Additional investment in consolidated subsidiaries	1	(90)
Payment of contingent consideration for prior period acquisitions	(3)	(9)
Contractholder account deposits	6,820	1,481
Contractholder account withdrawals	(2,350)	(730)
Purchases of treasury stock	(361)	(104)
Net cash provided by financing activities	4,692	1,570
Net increase in cash and cash equivalents	2,429	1,495
Cash and cash equivalents at beginning of period	2,719	1,376
Cash and cash equivalents at end of period	$5,148	$2,871
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a provider of annuity and life insurance products, providing deferred annuities, including fixed index annuities ("FIA"), fixed rate annuities, immediate annuities, indexed universal life ("IUL") insurance, funding agreements and pension risk transfer ("PRT") solutions through our wholly-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
3.20% Senior Notes
On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due September 17, 2051 (the "3.20% Notes"), pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes. For further information related to the 3.20% Notes, refer to Note O Notes Payable.
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
On June 29, 2021, we funded the Alight Purchase Price. Additionally, Alight paid the FTAC Subscribers a fee of 2.5% of the Alight Purchase Price upon closing of the transactions in accordance with the Business Combination Agreement dated January 25, 2021, as amended and restated April 29, 2021, by and among FTAC, Alight and other parties thereto.
On July 2, 2021, FTAC merged with Alight. The newly combined company operates as Alight, Inc. and is traded on the New York Stock Exchange ("NYSE") under the symbol "ALIT." As of September 30, 2021 our shares of Alight are fully registered and are included in equity securities within the accompanying unaudited

Condensed Consolidated Balance Sheets.
F&G Enters Funding Agreement Backed Note ("FABN") Market
In June 2021, we established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. As of September 30, 2021, we had approximately $1.9 billion outstanding under the FABN program.
F&G Enters Pension Risk Transfer ("PRT") Market
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance") may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. As of September 30, 2021, we closed pension risk transfer transactions which represent pension obligations of $371 million. In October 2021, we secured an additional $564 million in PRT transactions.
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
On March 30, 2021, the FTAC II Subscribers funded the subscription agreements and received 50 million common shares of Paysafe. As of September 30, 2021, we hold approximately 7% of the outstanding common shares of Paysafe, which are included in equity securities in the accompanying unaudited Condensed Consolidated Balance Sheets. In connection with the PIPE Investment, we received a fee of 1.6% of the Purchase Price as described in the agreement and plan of merger dated December 7, 2020.
Income Tax
Income tax expense was $213 million and $133 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $555 million and $194 million in the nine month periods ended September 30, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 23% and 25% in the three-month periods ended September 30, 2021 and 2020, respectively, and 23% and 23% in the nine-month periods ended September 30, 2021 and 2020, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three-month period ended September 30, 2021 is primarily attributable to discrete unfavorable tax adjustments associated with our acquisition of F&G in the prior year period.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and nine-month periods ended September 30, 2021. There were 2 million and 1 million antidilutive securities outstanding during the three and nine-month periods ended September 30, 2020, respectively.
Discontinued Operations
In connection with the F&G acquisition, certain third party offshore reinsurance businesses acquired were deemed discontinued operations and are presented as such within our Condensed Consolidated Statements of Earnings for the three and nine-month periods ended September 30, 2021. We have sold Front Street Re Cayman Ltd (“FSRC”) to Archipelago, and the closing of the transaction was effective May 31, 2021. The transaction did not have a material impact to our financial results. As of September 30, 2021, we no longer have discontinued operations.
Management Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. Additionally, during the three-months ended September 30, 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the three-months ended September 30, 2021, included refinements in the calculation of the fair value of the embedded derivative component of our fixed index annuities within contractholder funds and updates to the surrender rates, guaranteed minimum withdrawal benefit (“GMWB”) utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $425 million and a decrease to intangible assets of $136 million. These model refinements and assumptions are also used in the SOP 03-1 liability for GMWB benefits and resulted in an increase in the liability of $28 million for the period ended September 30, 2021. There was no material change to underlying policyholder behavior during the three-months ended September 30, 2021. The majority of the changes represent one-time adjustments in the three-months ended September 30, 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.
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
Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed.
The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. We do not expect to early adopt this standard. We have identified specific areas that will be impacted by the new guidance and are in the process of assessing the accounting, reporting and/or process changes that will be required to comply as well as the impact of the new guidance on our consolidated financial statements.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2021	2020
	(Dollars in millions)
Beginning balance	$1,623	$1,509
Change in insurance recoverable	(10)	(1)
Claim loss provision related to:
Current year	278	196
Prior years	—	—
Total title claim loss provision	278	196
Claims paid, net of recoupments related to:
Current year	(6)	(4)
Prior years	(151)	(145)
Total title claims paid, net of recoupments	(157)	(149)
Ending balance of claim loss reserve for title insurance	$1,734	$1,555
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

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

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.

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
On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.
On June 29, 2020, a lawsuit styled, Yuan Yu and Polly Yu v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $1 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.
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

On October 1, 2020, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $75 million, as well as consequential and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.

On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme, and also seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, among others. A demurrer to the Named Companies’ cross-complaint has been filed and is set for hearing on November 19, 2021.

On February 24, 2021, a putative class action lawsuit styled, Blake E. Allred and Melissa M. Allred v. Chicago Title Co., Chicago Title Ins. Co., was filed in the Superior Court of San Diego County for the State of California. Plaintiffs are seeking compensatory, statutory, treble, and punitive damages.

In addition, Chicago Title Company has resolved claims from both individual and groups of alleged investors under confidential terms during pre-suit mediations. As of September 30, 2021, the Company has recorded an incurred claim loss reserve for legal fees which is included in its consolidated reserve for title claim losses. The

Company has also recorded an insurance recoverable for amounts it expects to recover from its insurance carriers relating to these matters.

In connection with the alcoholic beverage license scheme, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of California against Ms. Champion-Cain and certain of her affiliated entities asserting claims for securities fraud. A receiver was appointed to preserve the assets of those named defendants, pay defendants’ debts and operate defendants’ businesses. The federal court in the SEC litigation has scheduled a comprehensive mediation to take place in January 2022 among the receiver and various non-parties, including Chicago Title Company and remaining investors/lenders who were allegedly defrauded and have some interest in the SEC litigation or in the related state court litigation set forth above.
At this time, the Company is unable to ascertain its liability, if any, and is unable to make an estimate of a reasonably possible claim loss for any of the unresolved claims due to the complex nature of the claims and litigation, the early procedural status of each claim (involving unresolved questions of fact without any rulings on the merits or determinations of liability), the extent of discovery not yet conducted, potential insurance coverage, and an incomplete evaluation of possible defenses, counterclaims, crossclaims or third-party claims that may exist. Moreover, it is likely that in some instances, the claims listed above are duplicative. As further information becomes available, the Company will continue to evaluate the adequacy of its consolidated reserve for title claim losses. As of September 30, 2021, the Company believes that its reserves are adequate to cover losses related to this matter and other claims.
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

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$5,148	$—	$—	$5,148	$5,148
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,947	3,244	8,191	8,191
Commercial mortgage-backed securities	—	2,988	36	3,024	3,024
Corporates	37	14,027	1,113	15,177	15,177
Hybrids	132	791	—	923	923
Municipals	—	1,325	43	1,368	1,368
Residential mortgage-backed securities	—	347	394	741	741
U.S. Government	805	—	—	805	805
Foreign Governments	—	188	18	206	206
Equity securities	1,349	—	9	1,358	1,358
Preferred securities	448	751	3	1,202	1,202
Derivative investments	—	581	—	581	581
Short term investments	333	2	192	527	527
Other long-term investments	—	—	51	51	51
Total financial assets at fair value	$8,252	$25,947	$5,103	$39,302	$39,302
Liabilities
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,439	3,439	3,439
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	84	—	84	84
Total financial liabilities at fair value	$—	$84	$3,439	$3,523	$3,523

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,719	$—	$—	$2,719	$2,719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,916	1,350	6,266	6,266
Commercial mortgage-backed securities	—	2,803	26	2,829	2,829
Corporates	25	13,421	1,289	14,735	14,735
Hybrids	175	815	4	994	994
Municipals	—	1,360	43	1,403	1,403
Residential mortgage-backed securities	—	342	483	825	825
U.S. Government	342	—	—	342	342
Foreign Governments	—	176	17	193	193
Equity securities	791	—	5	796	796
Preferred securities	490	851	—	1,341	1,341
Subscription agreements (1)	—	199	—	199	199
Derivative investments	—	548	—	548	548
Short term investments	769	—	—	769	769
Other long-term investments	—	—	50	50	50
Total financial assets at fair value	$5,311	$25,431	$3,267	$34,009	$34,009
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA embedded derivatives, included in contractholder funds	—	—	3,404	3,404	3,404
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	101	—	101	101
Total financial liabilities at fair value	$—	$101	$3,409	$3,510	$3,510
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2021 or December 31, 2020.

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
The fair value measurement of the FIA embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2021 was applied to the 2012 individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Managements Estimates in Note A Basis of Financial Statements regarding the implementation of a new actuarial valuation system and assumption updates during the three-months ended September 30, 2021. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed index annuities.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera") and Aspida Holdings Ltd ("Aspida"), third party insurers, are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note L Reinsurance below and Note P Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on F&G reinsurance agreements.
Other long-term investments
Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date and is considered to be a Level 3 fair value measurement. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2021 and December 31, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2021
	(in millions)			September 30, 2021
Assets
Asset-backed securities	$3,105	Broker-quoted	Offered quotes	53.66% - 145.43% (97.03%)
Asset-backed securities	139	Third-Party Valuation	Offered quotes	95.55% - 107.08% (103.58%)
Commercial mortgage-backed securities	36	Broker-quoted	Offered quotes	101.04% - 127.33% (117.40%)
Corporates	344	Broker-quoted	Offered quotes	93.33% - 113.92% (103.68%)
Corporates	13	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (78.00%)
Corporates	756	Third-Party Valuation	Offered quotes	86.58% - 121.41% (108.34%)
Municipals	43	Third-Party Valuation	Offered quotes	134.75% - 134.75% (134.75%)
Residential mortgage-backed securities	394	Broker-quoted	Offered quotes	0.00% - 115.44% (115.44%)
Foreign governments	18	Third-Party Valuation	Offered quotes	108.78% - 116.83% (111.29%)
Short-term	192	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	3	Income-Approach	Yield	2.49%
Equity securities	2	Black Scholes model	Risk Free Rate	0.50% - 0.50% (0.50%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	150.00% - 150.00% (150.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Broker Quoted	Offered quotes	44.00% - 100.00% (78.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	13.37% - 13.37% (13.37%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	31	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	20	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$5,103
Liabilities

Derivatives:
FIA embedded derivatives, included in contractholder funds	$3,439	Discounted cash flow	Market value of option	0.00% - 28.41% (2.48%)
			Swap rates	0.01% - 2.41% (1.21%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.19%)
			Partial withdrawals	2.00% - 21.74% (2.72%)
			Non-performance spread	0.30% - 0.93% (0.62%)
			Option cost	0.00% - 4.97% (1.81%)
Total financial liabilities at fair value	$3,439

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2020
	(in millions)			December 31, 2020
Assets
Asset-backed securities	$1,175	Broker-quoted	Offered quotes	85% - 126.15% (103.96%)
Asset-backed securities	175	Third-Party Valuation	Offered quotes	0.00% - 107.25% (79.87%)
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.59% - 131.59% (131.59%)
Corporates	388	Broker-quoted	Offered quotes	75.20% - 114.68% ( 103.36%)
Corporates	901	Third-Party Valuation	Offered quotes	88.42% - 125.83% (109.47%)
Hybrids	4	Third-Party Valuation	Offered quotes	112.06% - 112.06% ( 112.06%)
Municipals	43	Third-Party Valuation	Offered quotes	133.53% - 133.53% (133.53%)
Residential mortgage-backed securities	483	Broker-quoted	Offered quotes	112.58% - 112.58% (112.58%)
Foreign governments	17	Third-Party Valuation	Offered quotes	107.87% - 113.80% (109.72%)
Equity securities	1	Income-Approach	Yield	2.61%
Equity securities	1	Black Scholes model	Risk Free Rate	0.29% - 0.29% (0.29%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	27	Third-Party Valuation	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,267
Liabilities
Future policy benefits	$5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA embedded derivatives, included in contractholder funds	3,404	Discounted cash flow	Market value of option	0.00% - 67.65% (2.25%)
			Treasury rates	0.08% - 1.65% (0.87%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 55.00% (5.24%)
			Partial withdrawals	2.00% - 3.50% (2.58%)
			Non-performance spread	0.74% - 0.74% (0.74%)
			Option cost	0.05% - 16.61% (2.25%)
Total financial liabilities at fair value	$3,409

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2021 and 2020. This summary excludes any impact of amortization of value of business acquired (“VOBA”), deferred acquisition cost (“DAC”), and deferred sales inducements (“DSI”). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$2,309	$(1)	$14	$1,188	$(97)	$(125)	$(44)	$3,244	$11
Commercial mortgage-backed securities	25	—	(1)	12	—	—	—	36	—
Corporates	1,201	(1)	(3)	19	(14)	(89)	—	1,113	(2)
Municipals	43	—	—	—	—	—	—	43	—
Residential mortgage-backed securities	443	—	(3)	4	—	(50)	—	394	1
Foreign Governments	17	—	1	—	—	—	—	18	—
Short-Term	303	—	1	192	—	(304)	—	192	1
Equity and preferred securities	10	(1)	1	2	—	—	—	12	—
Other long-term assets:
Available-for-sale embedded derivative	30	1	—	—	—	—	—	31	—
Credit linked note	19	—	1	—	—	—	—	20	—
Total assets at Level 3 fair value	$4,400	$(2)	$11	$1,417	$(111)	$(568)	$(44)	$5,103	$11
Liabilities
FIA embedded derivatives, included in contractholder funds	3,759	(320)	—	—	—	—	—	3,439	—
Total liabilities at Level 3 fair value	$3,759	$(320)	$—	$—	$—	$—	$—	$3,439	$—
(a) The net transfers out of Level 3 during the three months ended September 30, 2021 were exclusively to Level 2.

	Three months ended September 30, 2020
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,016	$(1)	$11	$118	$(1)	$(109)	$(90)	$944	$12
Commercial mortgage-backed securities	26	—	—	—	—	—	—	26	1
Corporates	1,264	(1)	21	3	—	(20)	—	1,267	19
Hybrids	4	—	—	—	—	—	—	4	—
Municipals	40	—	2	—	—	—	—	42	2
Residential mortgage-backed securities	509	—	12	5	—	(25)	—	501	14
Foreign Governments	16	—	—	—	—	—	—	16	—
Equity securities	1	1	—	2	—	—	—	4	—
Other long-term assets:
Available-for-sale embedded derivative	21	2	—	—	—	—	—	23	—
Credit linked note	23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$2,920	$1	$46	$128	$(1)	$(154)	$(90)	$2,850	$48
Liabilities
Future policy benefits	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	2,952	209	—	—	—	—	—	3,161	—
Total liabilities at Level 3 fair value	$2,957	$209	$—	$—	$—	$—	$—	$3,166	$—

	Nine months ended September 30, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$(1)	$11	$2,359	$(97)	$(307)	$(71)	$3,244	$25
Commercial mortgage-backed securities	26	—	(2)	12	—	—	—	36	1
Corporates	1,289	8	(29)	76	(22)	(196)	(13)	1,113	35
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	(1)	14	—	(102)	—	394	22
Foreign Governments	17	—	1	—	—	—	—	18	2
Short-Term	—	—	2	494	—	(304)	—	192	1
Equity and preferred securities	5	1	2	4	—	—	—	12	—
Other invested assets:
Available-for-sale embedded derivative	27	4	—	—	—	—	—	31	—
Credit linked note	23	—	(3)	—	—	—	—	20	—
Total assets at Level 3 fair value	$3,267	$12	$(19)	$2,959	$(119)	$(913)	$(84)	$5,103	$93
Future policy benefits	$5	$—	$—	$—	$(4)	$(1)	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	3,404	35	—	—	—	—	—	3,439	—
Total liabilities at Level 3 fair value	$3,409	$35	$—	$—	$(4)	$(1)	$—	$3,439	$—

	Nine months ended September 30, 2020
	Balance at Beginning of Period		Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		F&G Acquisition	Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$(1)	$20	$209	$(1)	$(114)	$(23)	$944	$21
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	1
Corporates	17	1,238	(4)	47	3	—	(34)	—	1,267	45
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	4	—	—	—	—	42	5
Residential mortgage-backed securities	—	534	—	(3)	6	—	(29)	(7)	501	1
Foreign Governments	—	16	—	—	—	—	—	—	16	—
Equity securities	1	1	—	—	2	—	—	—	4	—
Other invested assets:
Available-for-sale embedded derivative	—	20	3	—	—	—	—	—	23	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Total assets at Level 3 fair value	$138	$2,754	$(63)	$68	$220	$(1)	$(177)	$(89)	$2,850	$73
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA embedded derivatives, included in contractholder funds	—	2,852	309	—	—	—	—	—	3,161	—
Total liabilities at Level 3 fair value	$—	$2,857	$309	$—	$—	$—	$—	$—	$3,166	$—

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
Investment Contracts
Investment contracts include deferred annuities, FIAs, indexed universal life policies ("IULs"), funding agreements and PRT and immediate annuities contracts without life contingencies. The fair value of deferred annuity, FIA, and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuities contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	September 30, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$72	$72
Commercial mortgage loans	—	—	2,011	2,011	1,984
Residential mortgage loans	—	—	1,473	1,473	1,500
Policy loans	—	—	37	37	37
Other invested assets	—	—	5	5	5
Company-owned life insurance	—	—	327	327	327
Trade and notes receivables, net of allowance	—	—	523	523	523
Total	$—	$72	$4,376	$4,448	$4,448

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$26,953	$26,953	$30,425
Debt	—	3,247	—	3,247	3,097
Total	$—	$3,247	$26,953	$30,200	$33,522

	December 31, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$66	$—	$66	$66
Commercial mortgage loans	—	—	926	926	903
Residential mortgage loans	—	—	1,123	1,123	1,128
Policy loans	—	—	33	33	33
Other invested assets	—	—	28	28	28
Company-owned life insurance	—	—	305	305	305
Trade and notes receivables, net of allowance	—	—	437	437	437
Total	$—	$66	$2,852	$2,918	$2,900

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,719	$21,719	$25,199
Debt	—	2,896	—	2,896	2,662
Total	$—	$2,896	$21,719	$24,615	$27,861

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or the net asset value ("NAV") per share practical expedient (in millions):

	Carrying Value After Measurement (in millions)
	September 30, 2021	December 31, 2020
Investments in unconsolidated affiliates (equity method of accounting)	$138	$146
Equity securities (NAV)	35	—
Investments in unconsolidated affiliates (NAV)	2,022	1,148

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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at September 30, 2021 and December 31, 2020 are summarized as follows (in millions):

	September 30, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$7,916	$(3)	$293	$(15)	$8,191	$8,191
Commercial mortgage-backed securities	2,619	(1)	411	(5)	3,024	3,024
Corporates	14,441	—	887	(151)	15,177	15,177
Hybrids	834	—	89	—	923	923
Municipals	1,306	—	71	(9)	1,368	1,368
Residential mortgage-backed securities	714	(4)	33	(2)	741	741
U.S. Government	808	—	5	(8)	805	805
Foreign Governments	199	—	8	(1)	206	206
Total available-for-sale securities	$28,837	$(8)	$1,797	$(191)	$30,435	$30,435

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,941	$—	$343	$(18)	$6,266	$6,266
Commercial mortgage-backed/asset-backed securities	2,490	—	342	(3)	2,829	2,829
Corporates	13,582	(16)	1,184	(15)	14,735	14,735
Hybrids	914	—	80	—	994	994
Municipals	1,333	—	72	(2)	1,403	1,403
Residential mortgage-backed securities	806	(3)	23	(1)	825	825
U.S. Government	332	—	10	—	342	342
Foreign Governments	179	—	14	—	193	193
Total available-for-sale securities	$25,577	$(19)	$2,068	$(39)	$27,587	$27,587

Securities held on deposit with various state regulatory authorities had a fair value of $21,198 million and $16,714 million at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of September 30, 2021 and December 31, 2020, the Company's accrued interest receivable balance was $255 million and $235 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $2,278 million and $1,622 million as of September 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2021
	(in millions)
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$387	$391
Due after one year through five years	2,668	2,758
Due after five years through ten years	2,593	2,683
Due after ten years	11,914	12,616
Subtotal	17,562	18,448
Other securities which provide for periodic payments:
Asset-backed securities	7,916	8,190
Commercial mortgage-backed securities	2,619	3,024
Structured hybrids	26	32
Residential mortgage-backed securities	714	741
Subtotal	11,275	11,987
Total fixed maturity available-for-sale securities	$28,837	$30,435

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
The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category were as follows for the three and nine-month periods ended September 30, 2021 (in millions):

	Three Months Ended September 30, 2021
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write-offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(4)	$—	$—	$1	$—	$—	$—	—	$(3)
Commercial mortgage-backed securities	(1)	—	—	—	—	—	—	—	(1)
Corporates	(5)	—	—	—	—	—	5	—	—
Residential mortgage-backed securities	(3)	—	—	(1)	—	—	—	—	(4)
Total available-for-sale securities	$(13)	$—	$—	$—	$—	$—	$5	$—	$(8)

	Nine Months Ended September 30, 2021
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Writeoffs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$—	$(1)	$(2)	—	$—	$—	$—	$—	$(3)
Commercial mortgage-backed securities	—	(1)	—	—	—	—	—	—	—	(1)
Corporates	(16)	—	—	4	—	—	—	8	4	—
Residential mortgage-backed securities	(3)	—	—	(1)	—	—	—	—	—	(4)
Total available-for-sale securities	$(19)	$(1)	$(1)	$1	$—	$—	$—	$8	$4	$(8)
(1) Purchased credit deteriorated financial assets ("PCD")
Purchased credit-deteriorated available-for-sale debt securities ("PCD"s) are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. The following table summarizes purchases of PCD AFS securities during the three and nine-month periods ended September 30, 2021 (in millions).

	Three months ended	Nine months ended
Purchased credit-deteriorated available-for-sale debt securities	September 30, 2021	September 30, 2021
Purchase price	$—	$4
Allowance for credit losses at acquisition	—	1
AFS purchased credit-deteriorated par value	$—	$5

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2021 and December 31, 2020 were as follows (dollars in millions):

	September 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,462	$(10)	$121	$(5)	$1,583	$(15)
Commercial mortgage-backed securities	258	(4)	3	(2)	261	(6)
Corporates	4,190	(130)	219	(20)	4,409	(150)
Hybrids	2	—	—	—	2	—
Municipals	234	(7)	53	(2)	287	(9)
Residential mortgage-backed securities	55	(1)	11	(1)	66	(2)
U.S. Government	567	(8)	2	—	569	(8)
Foreign Government	13	(1)	—	—	13	(1)
Total available-for-sale securities	$6,781	$(161)	$409	$(30)	$7,190	$(191)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						916
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						53
Total number of available-for-sale securities in an unrealized loss position						969

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$477	$(18)	$—	$—	$477	$(18)
Commercial mortgage-backed securities	51	(3)	—	—	51	(3)
Corporates	865	(15)	36	—	901	(15)
Hybrids	1	—	—	—	1	—
Municipals	115	(2)	—	—	115	(2)
Residential mortgage-backed securities	30	(1)	—	—	30	(1)
U.S. Government	11	—	—	—	11	—
Total available-for-sale securities	$1,550	$(39)	$36	$—	$1,586	$(39)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						222
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						11
Total number of available-for-sale securities in an unrealized loss position						233

We determined the increase in unrealized losses as of September 30, 2021 was caused by higher treasury rates, offset by narrower spreads in certain sectors. This in part is expected as the economy continues its anticipated path to recovery. For securities in an unrealized loss position as of September 30, 2021 an expected credit loss was not determined, and we believe that the unrealized loss is being driven by interest rate increases or near-term illiquidity and uncertainty of the impact of COVID-19 on the economy as opposed to issuer specific credit concerns. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults has not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 6% of our total investments as of September 30, 2021. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2021
	Gross Carrying Value	% of Total
Property Type:
Hotel	19	1%
Industrial - General	486	24%
Industrial - Warehouse	13	1%
Multifamily	791	40%
Office	127	6%
Retail	303	15%
Other	168	9%
Student Housing	83	4%
Total commercial mortgage loans, gross of valuation allowance	$1,990	100%
Allowance for expected credit loss	(6)
Total commercial mortgage loans	$1,984

U.S. Region:
East North Central	$50	3%
East South Central	80	4%
Middle Atlantic	246	11%
Mountain	171	9%
New England	144	7%
Pacific	630	32%
South Atlantic	416	21%
West North Central	12	1%
West South Central	159	8%
Various	82	4%
Total commercial mortgage loans, gross of valuation allowance	$1,990	100%
Allowance for expected credit loss	(6)
Total commercial mortgage loans	$1,984

	December 31, 2020
	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	2%
Industrial - General	302	33%
Industrial - Warehouse	12	1%
Multifamily	165	18%
Office	140	15%
Retail	142	17%
Other	125	14%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

U.S. Region:
East North Central	$61	7%
East South Central	80	9%
Middle Atlantic	100	11%
Mountain	48	5%
New England	79	9%
Pacific	333	37%
South Atlantic	133	15%
West North Central	13	1%
West South Central	58	6%
Total commercial mortgage loans, gross of valuation allowance	$905	100%
Allowance for expected credit loss	(2)
Total commercial mortgage loans	$903

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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2021 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2021
LTV Ratios:
Less than 50%	$441	$33	$166	$640	32%	$661	33%
50% to 60%	386	—	—	386	19%	394	20%
60% to 75%	964	—	—	964	49%	955	47%
Commercial mortgage loans	$1,791	$33	$166	$1,990	100%	$2,010	100%

December 31, 2020
LTV Ratios:
Less than 50%	$520	$18	$—	$538	60%	$557	60%
50% to 60%	237	9	—	246	27%	251	27%
60% to 75%	121	—	—	121	13%	119	13%
Commercial mortgage loans	$878	$27	$—	$905	100%	$927	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2021, we had no CMLs that were delinquent in principal or interest payments.
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
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 4% of our total investments as of September 30, 2021. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	September 30, 2021
U.S. State:	Unpaid Principal Balance	% of Total
Florida	$216	14%
Texas	154	10%
New Jersey	147	10%
All Other States (1)	983	66%
Total residential mortgage loans	$1,500	100%
(1) The individual concentration of each state is equal to or less than 9% as of September 30, 2021.

	December 31, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$164	15%
Florida	188	16%
New Jersey	96	8%
All other states	704	61%
Total residential mortgage loans	$1,152	100%
(1) The individual concentration of each state is less than 8% as of December 31, 2020.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status which is assessed monthly. The credit quality of RMLs as of September 30, 2021, was as follows (dollars in millions):

	September 30, 2021		December 31, 2020
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,429	94%	$1,059	91%
Non-performing	98	6%	106	9%
Total residential mortgage loans, gross of valuation allowance	$1,527	100%	$1,165	100%
Allowance for expected loan loss	(27)	—%	(37)	—%
Total residential mortgage loans	$1,500	100%	$1,128	100%

Loans segregated by risk rating exposure as of September 30, 2021 and December 31, 2020, were as follows (in millions):

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$623	$310	$334	$56	$36	$19	$1,378
30-89 days past due	10	14	39	—	1	2	66
Over 90 days past due	—	29	48	3	—	—	80
Total residential mortgages	$633	$353	$421	$59	$37	$21	$1,524
Commercial mortgages
Current (less than 30 days past due)	$1,111	$543	$—	$6	$—	$330	$1,990
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgages	$1,111	$543	$—	$6	$—	$330	$1,990

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$311	$545	$68	$42	$62	$2	$1,030
30-89 days past due	2	22	2	—	—	—	26
Over 90 days past due	26	74	3	—	—	—	103
Total residential mortgages	$339	$641	$73	$42	$62	$2	$1,159
Commercial mortgages
Current (less than 30 days past due)	$542	$—	$6	$—	$11	$346	$905
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$542	$—	$6	$—	$11	$346	$905

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$85	$229	$—	$6	$—	$320	$640
50% to 60%	184	192	—	—	—	10	386
60% to 75%	842	122	—	—	—	—	964
Total commercial mortgages	$1,111	$543	$—	$6	$—	$330	$1,990
Commercial mortgages
DSCR
Greater than 1.25x	$1,079	$417	$—	$4	$—	$290	$1,790
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	32	126	—	—	—	9	167
Total commercial mortgages	$1,111	$543	$—	$6	$—	$330	$1,990

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$228	$—	$6	$—	$—	$303	$537
50% to 60%	192	—	—	—	11	43	246
60% to 75%	122	—	—	—	—	—	122
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Commercial mortgages
DSCR
Greater than 1.25x	$542	$—	$6	$—	$11	$319	$878
1.00x - 1.25x	—	—	—	—	—	27	27
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905

Non-accrual loans by amortized cost as of September 30, 2021 and December 31, 2020, were as follows:

Amortized cost of loans on non-accrual	September 30, 2021	December 31, 2020
Residential mortgage:	$80	$99
Commercial mortgage:	—	—
Total non-accrual loans	$80	$99

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2021.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2021 and December 31, 2020, we had $80 million and $103 million, respectively, of mortgage loans that were over 90 days past due, of which $48 million and $24 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic challenges for mortgage debtors related to COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to COVID-19.

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
The allowances for our mortgage loan portfolio is summarized as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$28	$6	$34	37	2	39
Provision for loan losses	(1)	—	(1)	$(10)	$4	$(6)
Ending Balance	$27	$6	$33	$27	$6	$33

	Three months ended September 30, 2020			Four months ended September 30, 2020
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$26	$1	$27	—	—	—
Provision for loan losses	7	1	8	$26	$2	$28
For initial credit losses on purchased loans accounted for as PCD financial assets	—	—	—	7	—	7
Ending Balance	$33	$2	$35	$33	$2	$35
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of September 30, 2021 and December 31, 2020.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed maturity securities, available-for-sale	$313	$286	$944	$419
Equity securities	6	5	16	14
Preferred securities	13	15	45	40
Mortgage loans	34	24	90	31
Invested cash and short-term investments	4	—	5	8
Limited partnerships	168	25	412	25
Tax deferred property exchange income	4	5	13	28
Other investments	9	7	24	19
Gross investment income	551	367	1,549	584
Investment expense	(43)	(31)	(125)	(43)
Interest and investment income	$508	$336	$1,424	$541

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gains on fixed maturity available-for-sale securities	$22	$20	$75	$36
Net realized/unrealized losses on equity securities (2)	(193)	(6)	(281)	(63)
Net realized/unrealized (losses) gains on preferred securities (3)	(4)	46	2	(28)
Realized gains (losses) on other invested assets	—	(10)	8	(23)
Change in allowance for expected credit losses	1	(11)	7	(35)
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	138	30	318	39
Unrealized (losses) gains on certain derivative instruments	(141)	16	(34)	21
Change in fair value of reinsurance related embedded derivatives (1)	23	(14)	23	(35)
Change in fair value of other derivatives and embedded derivatives	—	2	3	3
Realized gains on derivatives and embedded derivatives	20	34	310	28
Recognized gains and losses, net	$(154)	$73	$121	$(85)
(1) Change in fair value of reinsurance related embedded derivatives is due to held for sale unaffiliated third party business under the fair value option election, and activity related to the FGL Insurance and Kubera reinsurance treaty.
(2) Includes net valuation (losses) gains of $(194) million and less than $1 million for the three months ended September 30, 2021 and 2020, respectively, and net valuation losses of $(285) million and $56 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) Includes net valuation (losses) gains of $(1) million and $18 million for the three months ended September 30, 2021 and 2020, respectively, and net valuation gains of $4 million and $(55) million for the nine months ended September 30, 2021 and 2020, respectively.

The proceeds from the sale of fixed-maturity available for-sale-securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Proceeds	$1,816	$493	$2,685	$1,007
Gross gains	30	24	98	53
Gross losses	(8)	(5)	(24)	(12)
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
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F - Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in limited partnerships	$2,022	$2,950	$1,156	$1,550
Fixed maturity securities	11,928	12,209	9,873	9,513
Total unconsolidated VIE investments	$13,950	$15,159	$11,029	$11,063

Investment with Related Party
Included in equity securities as of September 30, 2021 and December 31, 2020 are 5,775,598 and 5,706,134, respectively, shares of Cannae Holdings, Inc. ("Cannae") common stock (NYSE: CNNE). The fair value of our related party investment based on quoted market prices is $180 million and $253 million as of September 30, 2021 and December 31, 2020, respectively.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and reinsurance contracts, as of September 30, 2021 and December 31, 2020 is as follows (in millions):

	September 30, 2021	December 31, 2020
Assets:
Derivative investments:
Call options	$580	$548
Futures contracts	—	—
Foreign currency forward	1	—
Other long-term investments:
Other embedded derivatives	30	27
	$611	$575

Liabilities:
Contractholder funds:
FIA embedded derivative	$3,439	$3,404
Accounts payable and accrued liabilities:
Reinsurance related embedded derivative	84	101
	$3,523	$3,505

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended		Nine Months Ended	Four Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net investment gains (losses):
Call options	$(6)	$43	$273	$55
Futures contracts	—	7	4	9
Foreign currency forward	3	(4)	7	(4)
Other derivatives and embedded derivatives	(1)	2	2	3
Reinsurance related embedded derivatives	23	(14)	23	(35)
Total net investment gains (losses)	$19	$34	$309	$28

Benefits and other changes in policy reserves:
FIA embedded derivatives	$(320)	$209	$35	$309

Additional Disclosures
FIA Embedded Derivative and Call Options and Futures
We have FIA Contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA embedded derivative is valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments. Also refer to Managements Estimates in Note A Basis of Financial Statements regarding the implementation of a new actuarial valuation system and assumption updates during the three-months ended September 30, 2021. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed index annuities.
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
Information regarding our exposure to credit loss on the call options we hold as of September 30, 2021 and December 31, 2020, is presented in the following table (in millions):

		September 30, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$2,180	$67	$27	$40
Morgan Stanley	*/Aa3/A+	2,051	61	67	—
Barclay's Bank	A+/A1/A	5,508	154	165	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,499	87	94	—
Wells Fargo	A+/A1/BBB+	2,575	87	90	—
Goldman Sachs	A/A2/BBB+	383	11	13	—
Credit Suisse	A/A1/A+	2,184	78	89	—
Truist	A+/A2/A	1,135	35	37	—
Total		$18,515	$580	$582	$40

		December 31, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$1,932	$75	$32	$43
Morgan Stanley	A/A2/BBB+	1,503	40	41	—
Barclay's Bank	A+/A1/A	4,639	180	169	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,276	86	85	1
Wells Fargo	A+/A2/BBB+	2,900	106	105	1
Goldman Sachs	A/A3/BBB+	634	15	15	—
Credit Suisse	A/Aa3/A+	1,373	27	25	2
Truist	A+/A2/A	652	19	19	—
Total		$15,909	$548	$491	$58

(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of September 30, 2021 and December 31, 2020, respectively, counterparties posted $582 million and $491 million of collateral of which $429 million and $415 million is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $40 million at September 30, 2021 and $58 million at December 31, 2020.
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
We held 354 and 384 futures contracts at September 30, 2021 and December 31, 2020, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million and $4 million at September 30, 2021 and December 31, 2020, respectively.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Additionally, F&G entered into a reinsurance agreement with Aspida effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for FGL Insurance to pay Kubera and Aspida at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million and $13 million as of September 30, 2021 and December 31, 2020, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. Our Board of Directors (“Board”) has designated a Special Litigation Committee (the “SLC”) consisting of three of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board has also given the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and our shareholders, and what action we should take with respect to the lawsuit. The parties have agreed to stay the action until November 24, 2021, to allow sufficient time for the SLC to investigate the allegations and provide its evaluation.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of September 30, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of September 30, 2021 is included below (in millions):

September 30, 2021
Asset Type
Unconsolidated VIEs:
Limited partnerships	$928
Whole loans	741
Fixed Maturity securities, ABS	247
Other fixed maturity securities, AFS	105
Commercial mortgage loans	109
Other assets	111
Other invested assets	14
Total	$2,255

Note G — Dividends
On November 2, 2021, our Board of Directors declared cash dividends of $0.44 per share, payable on December 31, 2021, to FNF common shareholders of record as of December 17, 2021.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result, the tables for the nine months ended September 30, 2020 present four months of F&G activity.
As of and for the three months ended September 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,214	$—	$—	$2,214
Other revenues	849	431	44	1,324
Revenues from external customers	3,063	431	44	3,538
Interest and investment income, including recognized gains and losses, net	(142)	496	—	354
Total revenues	2,921	927	44	3,892
Depreciation and amortization	36	210	6	252
Interest expense	—	6	21	27
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	486	472	(32)	926
Income tax expense (benefit)	126	96	(9)	213
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	360	376	(23)	713
Equity in earnings of unconsolidated affiliates	26	—	1	27
Net earnings (loss) from continuing operations	$386	$376	$(22)	$740
Assets	$9,994	$46,723	$1,789	$58,506
Goodwill	2,493	1,756	266	4,515

As of and for the three months ended September 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,714	$—	$—	$1,714
Other revenues	742	60	51	853
Revenues from external customers	2,456	60	51	2,567
Interest and investment income, including recognized gains and losses, net	28	382	(1)	409
Total revenues	2,484	442	50	2,976
Depreciation and amortization	39	56	5	100
Interest expense	—	7	22	29
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	507	72	(40)	539
Income tax expense (benefit)	129	6	(2)	133
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	378	66	(38)	406
Equity in earnings (loss) of unconsolidated affiliates	5	—	2	7
Net earnings (loss) from continuing operations	$383	$66	$(36)	$413
Assets	$9,107	$39,716	$1,062	$49,885
Goodwill	2,461	1,731	266	4,458
As of and for the nine months ended September 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,178	$—	$—	$6,178
Other revenues	2,433	557	133	3,123
Revenues from external customers	8,611	557	133	9,301
Interest and investment income, including recognized gains and losses, net	(175)	1,711	9	1,545
Total revenues	8,436	2,268	142	10,846
Depreciation and amortization	103	419	18	540
Interest expense	—	21	62	83
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	1,569	925	(98)	2,396
Income tax expense (benefit)	389	189	(23)	555
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	1,180	736	(75)	1,841
Equity in earnings of unconsolidated affiliates	48	—	6	54
Net earnings (loss) from continuing operations	$1,228	$736	$(69)	$1,895
Assets	$9,994	$46,723	$1,789	$58,506
Goodwill	2,493	1,756	266	4,515

As of and for the nine months ended September 30, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$4,351	$—	$—	$4,351
Other revenues	2,007	80	114	2,201
Revenues from external customers	6,358	80	114	6,552
Interest and investment income, including recognized gains and losses, net	(27)	486	(3)	456
Total revenues	6,331	566	111	7,008
Depreciation and amortization	113	59	17	189
Interest expense	1	10	51	62
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	982	14	(142)	854
Income tax expense (benefit)	240	(8)	(38)	194
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	742	22	(104)	660
Equity in earnings (loss) of unconsolidated affiliates	8	—	1	9
Net earnings (loss)	$750	$22	$(103)	$669
Assets	$9,107	$39,716	$1,062	$49,885
Goodwill	2,461	1,731	266	4,458

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
•F&G. This segment consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of deferred annuities (fixed index and fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements and PRT solutions.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Nine months ended September 30,
	2021	2020
Cash paid for:
Interest	$85	$47
Income taxes	488	191
Deferred sales inducements	65	25
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$—	$609
Change in proceeds of sales of investments available for sale receivable in period	(215)	(67)
Change in purchases of investments available for sale payable in period	465	93
Lease liabilities recognized in exchange for lease right-of-use assets	32	39
Remeasurement of lease liabilities	65	39

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2021	2020	2021	2020
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$896	$733	$2,546	$1,854
Agency title insurance premiums	Agency title insurance premiums	Title	1,318	981	3,632	2,497
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	431	60	557	80
Home warranty	Escrow, title-related and other fees	Title	57	51	144	140
Total revenue from insurance contracts			2,702	1,825	6,879	4,571
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	359	334	1,057	814
Other title-related fees and income	Escrow, title-related and other fees	Title	226	189	663	516
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	108	92	295	284
Real estate technology	Escrow, title-related and other fees	Corporate and other	37	29	105	81
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	—	7	—	19
Other	Escrow, title-related and other fees	Corporate and other	7	15	28	14
Total revenue from contracts with customers			737	666	2,148	1,728
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	99	76	274	253
Interest and investment income	Interest and investment income	Various	508	336	1,424	541
Recognized gains and losses, net	Recognized gains and losses, net	Various	(154)	73	121	(85)
Total revenues	Total revenues		$3,892	$2,976	$10,846	$7,008
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
Life insurance premiums in our F&G segment reflect premiums for traditional life insurance products, life-contingent immediate annuity products and life-contingent PRT products which are recognized as revenue when due from the policyholder. Insurance and investment product fees and other consist primarily of the cost of insurance fees on IUL policies, UREV on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2021	December 31, 2020
	(In millions)
Trade receivables	$484	$404
Deferred revenue (contract liabilities)	108	117
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021, we recognized $56 million and $87 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K — Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at December 31, 2020	$1,466	$222	$36	$1,724
Deferrals	—	427	65	492
Amortization	(376)	(34)	(26)	(436)
Interest	23	8	1	32
Unlocking	(1)	1	(1)	(1)
Adjustment for net unrealized investment losses (gains)	38	(18)	(1)	19
Purchase price allocation adjustments	61	—	—	61
Balance at September 30, 2021	$1,211	$606	$74	$1,891

	VOBA	DAC	DSI	Total
Balance at December 31, 2019	$—	$—	$—	$—
F&G acquisition	1,903	—	—	1,903
Deferrals	—	130	25	155
Amortization	(56)	(3)	(2)	(61)
Interest	12	1	—	13
Unlocking	(1)	—	—	(1)
Adjustment for net unrealized investment (gains) losses	(228)	(15)	(4)	(247)
Balance at September 30, 2020	$1,630	$113	$19	$1,762

Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. In addition, during the three months ended September 30, 2021, we implemented a new actuarial valuations system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million.
Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of September 30, 2021 and September 30, 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $245 million and $228 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains of $44 million and $15 million, respectively, and the DSI balance included net unrealized investment gains of $6 million and $4 million, respectively.

For the inforce liabilities as of September 30, 2021, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2021	$(17)
2022	40
2023	165
2024	159
2025	153
Thereafter	956

Note L — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. If the underlying policy being reinsured is an insurance contract, F&G follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract.
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2021 and the three and four months ended September 30, 2020 (following our June 1, 2020 acquisition of F&G) were as follows (in millions):

	Three months ended				Nine months ended		Four months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$412	$461	$48	$308	$500	$1,646	$65	$463
Ceded	(32)	(276)	(36)	(57)	(103)	(912)	(49)	(57)
Net	$380	$185	$12	$251	$397	$734	$16	$406

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the nine months ended September 30, 2021 or four months ended September 30, 2020. F&G did not commute any ceded reinsurance treaties during the nine months ended September 30, 2021 or four months ended September 30, 2020.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurers credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. During the three and nine months ended September 30, 2021 and the three and four months ended September 30, 2020, the expected credit loss reserve decreased from $21 million to $19 million and increased from $0 to $22 million, respectively.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefits ("GMWB"). In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. Effective January 1, 2021, F&G amended this agreement to include the GMWB rider for its SecureIncome 7 product. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP, since it is not “reasonably possible” that the reinsurer may realize significant loss from assuming the insurance risk.
On January 15, 2021, F&G executed a Funds Withheld Coinsurance Agreement with ASPIDA Life Re Ltd ("Aspida Re"), a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021. The effects of this agreement are accounted for as a separate investment contract.
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
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”), Kubera and Aspida Re that could have a material impact on the Company’s financial position in the event that any of these reinsurers fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of September 30, 2021. Kubera is not rated, however, management has attempted to mitigate the risk of non-performance through the funds withheld arrangement. As of September 30, 2021, Aspida Re has a A- issuer credit rating from AM Best and a BBB from Fitch, and the risk of non-performance is further mitigated through the funds withheld arrangement. As of September 30, 2021, the net amount recoverable from Wilton Re, Kubera, and Aspida Re was $1,287 million, $789 million, and $717 million, respectively. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. The Company believes that all amounts due from Wilton Re, Kubera and Aspida Re for periodic treaty settlements are collectible as of September 30, 2021.
On March 6, 2019, Scottish Re (U.S.), Inc. (“SRUS”), a Delaware domestic life and health reinsurer of F&G, was ordered into receivership for purposes of rehabilitation. As of September 30, 2021, the net amount recoverable from SRUS was $30 million. The financial exposure related to these ceded reserves are substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business. Wilton Re is currently meeting all conditions related to these assumed obligations.
On July 9, 2019, Pavonia Life Insurance Company of Michigan (“Pavonia”), a Michigan domiciled life, accident, and health insurance company, was placed into rehabilitation.  While the court order indicated that Pavonia had a stable financial condition and lack of non-insurance affiliated investments, the Director of the Michigan Department of Insurance and Financial Services (“MDIFS") has concerns relating to Pavonia's parent company. To insulate Pavonia from its parent until a pending acquisition transaction could be consummated, MDIFS placed Pavonia under supervision and rehabilitation. As of September 30, 2021, the net amount recoverable from Pavonia was $76 million. On July 15, 2021, Aspida Holdings Ltd. (“Aspida”) acquired Global Bankers Insurance Group, LLC, the parent company of Pavonia, and is now known as Aspida Financial Services, LLC (“Aspida Financial”). Following the acquisition, Pavonia is no longer in rehabilitation. We believe any financial exposure related to these ceded reserves would be substantially mitigated via a reinsurance agreement whereby Wilton Re assumes treaty non-performance including credit risk for this business.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC, DSI and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re Ltd., Freestone Re Ltd. (Cayman) and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.

FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $39 million and $144 million decrease to statutory capital and surplus at September 30, 2021 and December 31, 2020, respectively.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $85 million at September 30, 2021 and December 31, 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased (decreased) Raven Re’s statutory capital and surplus by $(1) million at September 30, 2021 and by $5 million at December 31, 2020. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $30 million as of September 30, 2021 and $(6) million as of December 31, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $114 million and $84 million at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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

During the nine months ended September 30, 2021, we adjusted the provisional amounts as of June 1, 2020 that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Such adjustments resulted in an increase in Other intangible assets of approximately $61 million, a decrease in Reinsurance recoverable of approximately $289 million, a decrease in Future policy benefits of $227 million, an increase in Goodwill of $5 million, and various other, individually immaterial items. There was no material impact on earnings as a result of the measurement period adjustments recorded. As of June 1, 2021, we completed purchase price allocation as of the acquisition date.

Note O — Notes Payable
Notes payable consists of the following:

	September 30, 2021	December 31, 2020
	(In millions)
4.50% Notes, net of discount	$444	$443
5.50% Notes, net of discount	399	399
3.40% Notes, net of discount	643	643
2.45% Notes, net of discount	593	592
3.20% Notes, net of discount	443	—
Revolving Credit Facility	(4)	(4)
5.50% F&G Notes	579	589
	$3,097	$2,662

On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes, pursuant to our registration statement on Form S-3 ASR (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes.
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of September 30, 2021, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the SEC. The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay all our $260 million outstanding indebtedness under the Term Loan, and (ii) for general corporate purposes.
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

Gross principal maturities of notes payable at September 30, 2021 are as follows (in millions):
2021 (remaining)	$—
2022	400
2023	—
2024	—
2025	550
Thereafter	2,150
$3,100

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
While we cannot predict the severity and duration of the negative impacts related to the outbreak of COVID-19, the most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 17, 2021, estimates (actual for fiscal year 2020) the size of the U.S. residential mortgage originations market as shown in the following table for 2020 - 2023 in its "Mortgage Finance Forecast" (in trillions):

	2023	2022	2021	2020
Purchase transactions	$1.8	$1.7	$1.6	$1.5
Refinance transactions	$0.7	$0.9	$2.2	$2.6
Total U.S. mortgage originations forecast	$2.5	$2.6	$3.8	$4.1

As of October 17, 2021, the MBA expects residential purchase transactions to steadily increase in 2021 and beyond from 2020 levels. Additionally the MBA expects residential refinance transactions to decrease in 2021 and beyond as interest rates are expected to rise while the supply of refinance candidates decreases. The MBA expects overall mortgage originations to decrease in 2021 and beyond as a result of record refinance originations in 2020.

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
Residential purchase and refinance activity has remained strong in the first three quarters of 2021. However, with the surge in residential refinance transactions in 2020, residential refinance transactions began to slow in 2021 as the population of eligible refinance candidates declined. Mortgage interest rates averaged 2.9% in the third quarter of 2021. Despite the recent increase in interest rates and fluctuation in existing-home sales, the market is still outperforming pre-pandemic levels.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the United States was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but subsequently rose to a record 14.8% in April 2020 before declining to a still-elevated level of 6.7% in December 2020. In 2021, the unemployment rate has continued to fall to 4.8% in September 2021. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through February 2020 before falling as a result of the COVID-19 outbreak. Consumer confidence has since rebounded, reaching its peak in June of 2021 before decreasing in the third quarter of 2021 due to concerns over inflation and the spread of the Delta variant.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we have experienced strong demand in commercial real estate markets and from 2015 through 2019, we experienced historically high volumes and fee-per-file in our commercial business. In 2020, we experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. In the second half of 2020 and the first three quarters of 2021, commercial volumes have continued to recover.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. Due to COVID-19 and the Federal Reserve's action to reduce the benchmark rate to near zero in response to the pandemic, seasonality deviated from historical patterns in 2020 and we continue to see deviations in 2021.

F&G
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
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2021, the Company's reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $5.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$896	$733	$2,546	$1,854
Agency title insurance premiums	1,318	981	3,632	2,497
Escrow, title-related and other fees	1,324	853	3,123	2,201
Interest and investment income	508	336	1,424	541
Recognized gains and losses, net	(154)	73	121	(85)
Total revenues	3,892	2,976	10,846	7,008
Expenses:
Benefits and other changes in policy reserves	185	251	734	406
Personnel costs	894	782	2,596	2,088
Agent commissions	1,010	749	2,787	1,907
Other operating expenses	498	449	1,432	1,306
Depreciation and amortization	252	100	540	189
Provision for title claim losses	100	77	278	196
Interest expense	27	29	83	62
Total expenses	2,966	2,437	8,450	6,154
Earnings before income taxes and equity in earnings of unconsolidated affiliates	926	539	2,396	854
Income tax expense	213	133	555	194
Equity in earnings of unconsolidated affiliates	27	7	54	9
Net earnings from continuing operations	$740	$413	$1,895	$669
 Revenues.
Total revenues increased by $916 million in the three months ended September 30, 2021 and increased by $3,838 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020.
Net earnings increased by $327 million in the three months ended September 30, 2021 and increased by $1,226 million in the nine months ended September 30, 2021 compared to the corresponding periods in 2020.
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
Income tax expense was $213 million and $133 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $555 million and $194 million in the nine-month periods ended September 30, 2021 and 2020, respectively. Income tax expense as a percentage of earnings before income taxes was 23% and 25% in the three months ended September 30, 2021 and 2020, respectively and 23% and 23% in the nine-month periods ended September 30, 2021 and 2020, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three-month period in 2021 compared to the 2020 period is primarily attributable to discrete unfavorable tax adjustments associated with our acquisition of F&G in the 2020 period.

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$896	$733	$2,546	$1,854
Agency title insurance premiums	1,318	981	3,632	2,497
Escrow, title-related and other fees	849	742	2,433	2,007
Interest and investment income	27	31	83	120
Recognized gains and losses, net	(169)	(3)	(258)	(147)
Total revenues	2,921	2,484	8,436	6,331
Expenses:
Personnel costs	838	726	2,418	1,992
Agent commissions	1,010	749	2,787	1,907
Other operating expenses	451	386	1,281	1,140
Depreciation and amortization	36	39	103	113
Provision for title claim losses	100	77	278	196
Interest expense	—	—	—	1
Total expenses	2,435	1,977	6,867	5,349
Earnings (loss) from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$486	$507	$1,569	$982
Orders opened by direct title operations (in thousands)	688	847	2,153	2,222
Orders closed by direct title operations (in thousands)	527	571	1,692	1,435
Fee per file (in dollars)	$2,581	$2,063	$2,310	$2,046
Total revenues for the Title segment increased by $437 million, or 18%, in the three months ended September 30, 2021 and increased by $2,105 million, or 33%, in the nine months ended September 30, 2021 from the corresponding periods in 2020.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2021	Total	2020	Total	2021	Total	2020	Total
	(Dollars in millions)
Title premiums from direct operations	$896	40%	$733	43%	$2,546	41%	$1,854	43%
Title premiums from agency operations	1,318	60	981	57	3,632	59	2,497	57
Total title premiums	$2,214	100%	$1,714	100%	$6,178	100%	$4,351	100%

Title premiums increased by $500 million, or 29% in the three months ended September 30, 2021 as compared to the corresponding period in 2020. The increase is comprised of an increase in Title premiums from direct operations of $163 million, or 22%, and an increase in Title premiums from agency operations of $337 million, or 34%.
Title premiums increased by $1,827 million, or 42% in the nine months ended September 30, 2021 as compared to the corresponding period in 2020. The increase is comprised of an increase in Title premiums from direct operations of $692 million, or 37%, and an increase in Title premiums from agency operations of $1,135 million, or 45%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Opened title insurance orders from purchase transactions (1)	50%	40%	48%	39%
Opened title insurance orders from refinance transactions (1)	50	60	52	61
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	50%	42%	43%	41%
Closed title insurance orders from refinance transactions (1)	50	58	57	59
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and nine-month periods ended September 30, 2021 as compared to the corresponding periods in 2020. The increase in the three-month period is primarily attributable to an increase in the average fee per file, which was driven by increases in the residential purchase and commercial markets when compared to the corresponding period in 2020, partially offset by a decrease in closed order volume in the 2021 period. The increase in the nine-month period is primarily attributable to an increase in total closed order volume, driven by increases in both residential purchase and refinance order volume, as well as increases in both residential and commercial fee per file.
We experienced an increase in closed title insurance order volumes from purchase transactions in the three month period ended September 30, 3021 and an increase in closed title insurance order volumes from purchase and refinance transactions in the nine-month period ended September 30, 2021 as compared to the corresponding periods in 2020. Total closed order volumes were 527,000 in the three months ended September 30, 2021 compared to 571,000 in the three months ended September 30, 2020 and 1,692,000 in the nine months ended September 30, 2021 compared to 1,435,000 in the nine months ended September 30, 2020. This represented an overall decrease of 8% and an increase of 18% in the three and nine-month periods ended September 30, 2021, respectively, from the corresponding periods in 2020. The decrease in the three-month period in 2021 is primarily attributable to the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates by the three months ended September 30, 2021. Additionally, continued economic uncertainty in certain markets has created some volatility in the residential real estate market. The increase in the nine-month period in 2021 is primarily attributable to lower average interest rates and higher consumer confidence when compared to the corresponding period in 2020.
Total opened title insurance order volumes decreased in the three and nine-month periods ended September 30, 2021, as compared to the corresponding periods in 2020. The decreases are attributable to decreased opened title orders from refinance transactions, partially offset by increased open title orders from purchase transactions.
The average fee per file in our direct operations was $2,581 and $2,310 in the three and nine-month periods ended September 30, 2021, respectively, compared to $2,063 and $2,046 in the three and nine-month periods ended September 30, 2020, respectively. The increase in average fee per file reflects an increased proportion of purchase transactions relative to total closed orders and an increased commercial market compared to the corresponding prior year periods. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $337 million, or 34%, in the three months ended September 30, 2021 and increased $1,135 million, or 45%, in the nine months ended September 30, 2021 from the corresponding periods in 2020. The current trends in the agency business reflect a strong residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees increased by $107 million, or 14%, in the three months ended September 30, 2021 and increased $426 million or 21% in the nine months ended September 30, 2021 from the corresponding periods in 2020. Escrow fees, which are more closely related to our direct operations, increased by $24 million, or 7%, in the three months ended September 30, 2021 and $242 million, or 30%, in the nine months ended September 30, 2021 as compared to the corresponding periods in 2020. The increases are primarily driven by the related increase in direct title premiums. Other fees in the Title segment, excluding escrow fees, increased by $83 million, or 20%, in the three months ended September 30, 2021 and increased by $184 million, or 15%, in the nine months ended September 30, 2021 compared to the corresponding periods in 2020. The increases in Other fees was primarily driven by increases in various individually immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $4 million, or 13%, in the three months ended September 30, 2021 and decreased $37 million, or 31%, in the nine months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease in the three-month period is primarily attributable to decreased average fixed maturity portfolio balances and decreased dividends on preferred stocks in the 2021 period as compared to the corresponding period in 2020, and various other individually immaterial items. The decrease in the nine-month period is primarily attributable to a decline in interest rates on our cash and short-term investments and the aforementioned decreases in dividends on common and preferred stocks in the 2021 period as compared to the corresponding period in 2020.
Net recognized losses were $169 million and $3 million in the three months ended September 30, 2021 and 2020, respectively. Net recognized losses were $258 million and $147 million in the nine months ended September 30, 2021 and 2020, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $112 million, or 15%, in the three months ended September 30, 2021 and increased $426 million, or 21% in the nine months ended September 30, 2021compared to the corresponding periods in 2020. The increase is primarily attributable to increased salaries, bonuses, and commissions in the 2021 period associated with increased headcount to manage the surge in refinance and strong purchase orders compared to the prior year period. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 48% and 49% for the three-month periods ended September 30, 2021 and 2020, respectively and 49% and 52%, respectively, for the nine-month periods ended September 30, 2021 and 2020. Average employee count in the Title segment was 27,799 and 24,874 in the three-month periods ended September 30, 2021 and 2020, respectively, and 27,164 and 24,225 in the nine-month periods ended September 30, 2021 and 2020, respectively.
Other operating expenses increased by $65 million, or 17%, in the three months ended September 30, 2021 and increased by $141 million, or 12% in the nine months ended September 30, 2021 from the corresponding periods in 2020. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 26% and 26% in the three months ended September 30, 2021 and 2020, respectively and 26% and 30% in the nine months ended September 30, 2021 and 2020, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2020:

	Three months ended September 30,				Nine months ended September 30,
	2021	%	2020	%	2021	%	2020	%
	(Dollars in millions)
Agent premiums	$1,318	100%	$981	100%	$3,632	100%	$2,497	100%
Agent commissions	1,010	77%	749	76%	2,787	77%	1,907	76%
Net retained agent premiums	$308	23%	$232	24%	$845	23%	$590	24%

The claim loss provision for title insurance was $100 million and $77 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $278 million and $196 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our wholly owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal life and annuity products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our FIAs provide for pre-retirement wealth accumulation and post-retirement income management. Our IUL products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents, and beginning in 2020, independent broker dealers and banks. Additionally, we provide funding agreements and pension risk transfer ("PRT") solutions to various institutions through consultants and brokers.
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
Sales
We regularly monitor and report the production volume metric titled “Sales”. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Sales are measured as the gross volume sold during a given period. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.
Key Components of Our Historical Results of Operations
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, and immediate annuities without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) within the Company's unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Report, instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of DAC, DSI, and VOBA, other operating costs and expenses, and income taxes.

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
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and FGL NY Insurance may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor.
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
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items; and
(v) Other "non-recurring", "infrequent" or "unusual items": Management excludes certain items determined to be “non-recurring”, “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years.
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
F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2021 and the three and four months ended September 30, 2020 (following our June 1, 2020 acquisition of F&G) were as follows (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Life insurance premiums and other fees (a)	$431	$60	$557	$80
Interest and investment income	481	305	1,341	416
Recognized gains and losses, net	15	77	370	70
Total revenues	927	442	2,268	566
Expenses:
Benefits and other changes in policy reserves	185	251	734	406
Personnel costs	32	23	93	32
Other operating expenses	22	33	76	45
Depreciation and amortization	210	56	419	59
Interest expense	6	7	21	10
Total expenses	455	370	1,343	552

Earnings from continuing operations, before income taxes	472	72	925	14

Income tax (expense) benefit	(96)	(6)	(189)	8
Net earnings from continuing operations	$376	$66	$736	$22
(Losses) earnings from discontinued operations, net of tax	(3)	(28)	8	(23)
Net earnings attributable to common shareholders	$373	$38	$744	$(1)
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions), which are not affected by the June 1, 2020 Business Combination, and are comparable to prior period data:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed index annuities (FIA)	$1,073	$815	$3,255	$2,512
Fixed rate annuities (MYGA)	458	253	1,437	414
Total annuity	1,531	1,068	4,692	2,926
Index universal life (IUL)	24	14	59	37
Funding agreements (FABN/FHLB)	1,150	—	2,275	100
Pension risk transfer (PRT)	371	—	371	—
Flow reinsurance	—	51	—	315
Total sales	$3,076	$1,133	$7,397	$3,378
•FIA and MYGA sales were strong during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 and reflect the Company's productive and expanding retail distribution through independent agents, banks and broker dealers.
•Funding agreements and pension risk transfer sales during the three and nine months ended September 30, 2021 reflect the Company's expansion into Institutional markets during 2021 and are subject to fluctuation period to period.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect insurance premiums for traditional life insurance products, which are recognized as revenue when due from the policyholder, premiums on pension risk transfers, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Traditional life insurance premiums	$6	$6	$14	$8
Life-contingent immediate annuity premiums	4	5	12	8
Life-contingent pension risk transfer	371	—	371	—
Surrender charges	7	4	25	6
Cost of insurance fees and other income	43	45	135	58
Life insurance premiums and other fees	$431	$60	$557	$80

•Traditional life insurance premiums for the three and nine months ended September 30, 2021, and three and four months ended September 30, 2020 are related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the three and nine months ended September 30, 2021, and three and four months ended September 30, 2020 reflect policyholder behavior for annuitizations.

•Pension risk transfer premiums for the three and nine months ended September 30, 2021 reflect new PRT deals for the period.
•Cost of insurance fees and other income for the three and nine months ended September 30, 2021 primarily reflects GMWB rider fees of $32 million and $99 million, respectively, and cost of insurance charges on IUL policies of $26 million and $73 million respectively, partially offset by unearned revenue deferrals. For the three and four months ended September 30, 2020, this line item primarily reflects GMWB rider fees of $29 million and $38 million, respectively, and cost of insurance charges on IUL policies of $21 million and $27 million respectively, partially offset by unearned revenue deferrals. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed maturity securities, available-for-sale	$300	$271	$903	$370
Equity securities	12	12	40	24
Mortgage loans	34	24	90	31
Other investments	177	29	429	32
Gross investment income	523	336	1,462	457
Investment expense	(42)	(31)	(121)	(41)
Interest and investment income	$481	$305	$1,341	$416

Our net investment spread and AAUM are summarized as follows (annualized) (dollars in millions) (see Non-GAAP Financial Measures Section):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Yield on AAUM (at amortized cost)	5.89%	4.52%	5.82%	4.64%
Alternative investment yield adjustment	(1.23)%	0.13%	(1.09)%	0.20%
Adjusted yield on AAUM	4.66%	4.65%	4.73%	4.84%
Less: Interest credited and option cost	(1.81)%	(2.03)%	(1.95)%	(2.00)%
Net investment spread	2.85%	2.62%	2.78%	2.84%
AAUM	$32,692	$26,990	$30,706	$26,898
•The increase in AAUM for the three and nine months ended September 30, 2021 and the three and four months ended September 30, 2020 reflect net new business asset flows.
•The $481 million and $1,341 million Net Investment Income ("NII") for the three and nine months ended September 30, 2021, respectively, was the result of yield on AAUM including strong alternative asset returns and invested asset growth during the period. The $305 million and $416 million NII for the three and four months ended September 30, 2020, respectively, was primarily driven by $271 and $370 million in fixed maturity securities, respectively, and $12 and $24 million in equity securities, respectively. This is partially offset by $31 and $41 million in investment expenses for the three and four months ended September 30, 2020, respectively.

•The alternative investment yield adjustment reflects the yield impact of market volatility on the alternative investment portfolio.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(6)	$50	$58	$59
Change in allowance for expected credit losses	1	(7)	3	(17)
Net realized and unrealized gains (losses) on certain derivatives instruments	(3)	46	284	60
Change in fair value of reinsurance related embedded derivatives	23	(14)	23	(35)
Change in fair value of other derivatives and embedded derivatives	—	2	2	3
Recognized gains and losses, net	$15	$77	$370	$70
•For the three and nine months ended September 30, 2021, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities. For the three and four months ended September 30, 2020, net realized gains on available-for-sale securities, fixed maturity securities, equity securities and other invested assets is primarily the result of mark-to-market movement on our equity securities and trading gains.
•Allowance for expected credit losses decreased during the for the three and nine months ended September 30, 2021 primarily due to bonds and mortgage loans, and increased for the three and four months ended September 30, 2020 primarily due to residential mortgage loans.
•For the three and nine months ended September 30, 2021, and the three and four months ended September 30, 2020, net realized and unrealized gains (losses) on certain derivative instruments primarily relates to the realized and unrealized gains and losses on futures and options used to hedge FIA and IUL products and gains on option expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Call Options:
Gains on option expiration	$134	$24	$303	$26
Change in unrealized (losses) gains	(140)	19	(30)	29
Futures contracts:
Gains on futures contracts expiration	—	9	8	17
Change in unrealized losses	—	(2)	(4)	(8)
Foreign currency forward:
Gains (losses) on foreign currency forward	3	(4)	7	(4)
Total net change in fair value	$(3)	$46	$284	$60

Annual Point-to-Point Change in S&P 500 Index during the period	1%	9%	16%	10%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains on option expiration reflect the movement during the three and nine months ended September 30, 2021, and three and four months ended September 30, 2020, on options settled during the period.
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

The average index credits to policyholders are as follows:

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Average Crediting Rate	6%	3%	5%	2%
S&P 500 Index:
Point-to-point strategy	4%	5%	5%	5%
Monthly average strategy	4%	2%	3%	3%
Monthly point-to-point strategy	11%	—%	7%	—%
3 year high water mark	19%	21%	14%	20%
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
Expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FIA embedded derivative impact	$(547)	$57	$(611)	$126
Index credits, interest credited & bonuses	289	133	725	174
Annuity payments	312	(1)	399	11
Other	131	62	221	95
Total benefits and other changes in policy reserves	$185	$251	$734	$406
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. In addition, during the three months ended September 30 2021, we implemented a new actuarial valuations system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation included refinements in the calculation of the fair value of the embedded derivative component of our fixed index annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $397 million.
•In addition to the above, the FIA fair value option liability decreased, driven by the changes in the equity markets, change in non-performance spread, and risk free rates during the period. The change in risk free rates decreased the FIA embedded derivative liability by $15 million and $146 million during the three and nine months ended September 30, 2021, respectively. The change in non-performance spread increased the FIA embedded liability by $34 million and $95 million during the three and four months ended September 30, 2020, respectively, partially offset by a $7 million decrease in the liability due to movement of risk-free rates in both prior year periods. The remaining change in market value of the derivative assets hedging our FIA policies was driven by the system implementation discussed above and equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•The index credits, interest credited & bonuses were primarily due to index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization of DAC, VOBA, and DSI	$204	$58	$436	$61
Interest	(12)	(9)	(32)	(12)
Unlocking	18	1	1	1
Amortization of other intangible assets and other depreciation	$—	$6	$14	$9
Total depreciation and amortization	$210	$56	$419	$59
•Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. In addition, during the three months ended September 30 2021, we implemented a new actuarial valuations system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million.
•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the periods presented is the result of actual gross profits ("AGPs") in the period.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income before taxes	$472	$72	$925	$14

Income tax expense before valuation allowance	96	14	203	1
Change in valuation allowance	—	(8)	(14)	(9)
Federal income tax expense (benefit)	$96	$6	$189	$(8)
Effective rate	20%	8%	20%	(57)%

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations attributable to common shareholders to Adjusted net earnings from continuing operations attributable to common shareholders (in millions):

	Three months ended		Nine months ended	Four months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net earnings from continuing operations attributable to common shareholders	$376	$66	$736	$22
Non-GAAP adjustments:
Recognized gains and losses, net	(98)	(15)	(243)	31
Indexed product related derivatives	26	14	(84)	57
Purchase price amortization	7	7	20	9
Transaction costs	1	10	5	17
Other non-recurring items (a)	(284)	—	(284)	—
Income taxes on non-GAAP adjustments	73	(8)	121	(29)
Adjusted net earnings from continuing operations attributable to common shareholders	$101	$74	$271	$107
Notable items included in adjusted net earnings attributable to common shareholders (discussed below)	$27	$10	$61	$(9)
(a) Reflects adjustments to benefits and other changes in policy reserves and depreciation and amortization resulting from the implementation of a new actuarial valuation system
•Adjusted net earnings for the three months ended September 30, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $7 million of net favorable mortality driven by the single premium immediate annuity ("SPIA") line of business, and $20 million of other net favorable items, primarily net investment income related to CLO redemptions held at a discount to par.
•Adjusted net earnings for the nine months ended September 30, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $17 million of net favorable mortality driven by the SPIA line of business, $8 million of net benefit from lower DAC amortization from unlocking, and $36 million of other net favorable items, primarily net investment income related to CLO redemptions held at a discount to par.
•Adjusted net earnings for the three and four months ended September 30, 2020, primarily reflects net investment income for the period, partially offset by product costs and other expenses, and included a $10 million and $14 million, respectively of net favorable actual to expected mortality within the SPIA line of business. Adjusted net earnings for the four months ended September 30, 2020 also included $4 million bond prepayment income.
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
As of September 30, 2021 and December 31, 2020, the fair value of our investment portfolio was approximately $36 billion and $31 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$472	1%	$45	—%
United States Government sponsored entities	85	—%	106	—%
United States municipalities, states and territories	1,301	4%	1,309	4%
Foreign Governments	137	1%	140	—%
Corporate securities:
Finance, insurance and real estate	4,758	13%	4,572	15%
Manufacturing, construction and mining	920	3%	936	3%
Utilities, energy and related sectors	2,764	9%	2,762	9%
Wholesale/retail trade	2,345	6%	2,106	7%
Services, media and other	3,032	8%	2,793	9%
Hybrid securities	893	2%	963	3%
Non-agency residential mortgage-backed securities	646	2%	694	2%
Commercial mortgage-backed securities	3,006	8%	2,806	9%
Asset-backed securities	3,830	11%	1,999	6%
Collateral loan obligations ("CLO")	4,361	12%	4,268	14%
Total fixed maturity available for sale securities	28,550	80%	25,499	81%
Alternative investments:
Private equity	933	2%	614	2%
Real assets	321	1%	288	1%
Credit	768	2%	254	1%
Equity securities (a)	1,026	2%	1,047	3%
Commercial mortgage loans	2,011	5%	926	3%
Residential mortgage loans	1,473	4%	1,123	4%
Other (primarily derivatives and company owned life insurance)	1,035	3%	997	4%
Short term investments	258	1%	456	1%
Total investments	$36,375	100%	$31,204	100%
(a) Includes investment grade non-redeemable preferred stocks ($755 million and $853 million, respectively).
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

As of September 30, 2021 and December 31, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $29 billion and $25 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	September 30, 2021		December 31, 2020
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$982	3%	$488	2%
AA	1,921	7%	1,590	6%
A	7,273	25%	7,040	28%
BBB	9,804	34%	9,669	38%
Not rated (b)	5,869	21%	4,336	17%
Total investment grade	25,849	90%	23,123	91%
BB	1,621	6%	1,493	6%
B and below (a)	565	2%	612	2%
Not rated (b)	515	2%	271	1%
Total below investment grade	2,701	10%	2,376	9%
Total	$28,550	100%	$25,499	100%
(a) Includes $83 million and $106 million at September 30, 2021 and December 31, 2020, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a NAIC 1 designation.
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

The table below presents our fixed maturity securities by NAIC designation as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$14,367	$14,770	52%
2	10,140	10,899	38%
3	1,667	1,927	7%
4	651	747	2%
5	136	149	1%
6	59	58	—%
Total	$27,020	$28,550	100%

	December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,696	$12,370	49%
2	9,753	10,659	42%
3	1,373	1,595	6%
4	616	700	3%
5	162	174	—%
6	1	1	—%
Total	$23,601	$25,499	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,361	15%
ABS Other	3,830	13%
Banking	2,618	9%
Whole loan collateralized mortgage obligation ("CMO")	2,556	9%
Life insurance	1,770	6%
Electric	1,565	5%
Municipal	1,301	3%
Technology	859	3%
Healthcare	790	3%
CMBS	783	3%
Total	$20,433	69%

	December 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,268	16%
Banking	2,592	10%
Whole loan collateralized mortgage obligation ("CMO")	2,343	9%
ABS other	1,873	7%
Life insurance	1,657	6%
Electric	1,548	6%
Municipal	1,308	5%
CMBS	795	3%
Technology	784	3%
Healthcare	658	2%
Total	$17,826	67%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2021 and December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$84	$85	$111	$112
Due after one year through five years	1,523	1,572	1,055	1,107
Due after five years through ten years	2,373	2,451	1,808	1,918
Due after ten years	11,818	12,514	11,436	12,489
Subtotal	$15,798	$16,622	$14,410	$15,626
Other securities which provide for periodic payments:
Asset-backed securities	$3,752	$3,830	$1,920	$1,999
CLO securities	4,164	4,361	4,021	4,268
Commercial-mortgage-backed securities	2,602	3,007	2,468	2,806
Residential mortgage-backed securities	704	730	782	800
Subtotal	$11,222	$11,928	$9,191	$9,873
Total fixed maturity available-for-sale securities	$27,020	$28,550	$23,601	$25,499
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $56 million and $80 million as of September 30, 2021, respectively, and $68 million and $94 million as of December 31, 2020, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021		December 31, 2020
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$126	93%	$153	94%
2	2	1%	1	1%
3	2	1%	2	1%
4	5	4%	3	2%
5	1	1%	3	2%
6	—	—%	—	—%
Total	$136	100%	$162	100%

NRSRO:
AAA	$1	1%	$1	1%
AA	16	12%	4	2%
A	5	4%	17	10%
BBB	14	10%	17	10%
Not rated - Above investment grade (a)	18	13%	19	12%
BB and below	82	60%	104	65%
Total	$136	100%	$162	100%

Vintage:
2007	33	24%	37	23%
2006	36	26%	43	27%
2005 and prior	67	50%	82	50%
Total	$136	100%	$162	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of September 30, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $200 million and $78 million, respectively. As of December 31, 2020, the CLO and ABS positions were trading at a net unrealized gain position of $247 million and $79 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $258 million and an amortized cost of $246 million as of September 30, 2021) and special revenue bonds (fair value of $1,043 million and amortized cost of $995 million as of September 30, 2021).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 90% of our municipal bond exposure is rated NAIC 1.

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
LTV and DSC ratios are utilized as part of the review process described above. As of September 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times, and a weighted average LTV ratio of 53%. See Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, were as follows (in millions):

	September 30, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$8	$472	$—	$(7)	$465
United States Government sponsored agencies	26	24	—	—	24
United States municipalities, states and territories	32	294	—	(9)	285
Foreign Governments	1	8	—	—	8
Corporate securities:
Finance, insurance and real estate	146	955	—	(28)	927
Manufacturing, construction and mining	38	170	—	(3)	167
Utilities, energy and related sectors	103	949	—	(36)	913
Wholesale/retail trade	139	1,058	—	(35)	1,023
Services, media and other	160	1,265	—	(47)	1,218
Hybrid securities	1	2	—	—	2
Non-agency residential mortgage backed securities	29	58	(2)	(1)	55
Commercial mortgage backed securities	43	267	(1)	(5)	261
Asset backed securities	197	1,599	—	(15)	1,584
Total fixed maturity available for sale securities	923	7,121	(3)	(186)	6,932
Equity securities	8	122	—	(11)	111
Total investments	$931	$7,243	$(3)	$(197)	$7,043

	December 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	$4	$5	$—	$—	$5
United States Government sponsored agencies	11	23	—	—	23
United States municipalities, states and territories	14	117	—	(2)	115
Corporate securities:
Finance, insurance and real estate	21	347	—	(3)	344
Utilities, energy and related sectors	12	185	—	(3)	182
Wholesale/retail trade	11	86	—	(1)	85
Services, media and other	13	221	—	(7)	214
Hybrid securities	1	1	—	—	1
Non-agency residential mortgage backed securities	29	32	(1)	(1)	30
Commercial mortgage backed securities	19	51	—	(3)	48
Asset backed securities	66	517	—	(18)	499
Total fixed maturity available for sale securities	201	1,585	(1)	(38)	1,546
Equity securities	1	16	—	—	16
Total investments	$202	$1,601	$(1)	$(38)	$1,562

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $197 million and $38 million as of September 30, 2021 and December 31, 2020, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates, offset by narrower spreads in certain sectors. The total amortized cost of all securities in an unrealized loss position was $7,243 million and $1,601 million as of September 30, 2021 and December 31, 2020, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Services, media and other as of September 30, 2021. In aggregate, Services, media and other represented 24% of the total unrealized loss position as of September 30, 2021. The average market value/book value of the investment category with the largest unrealized loss position was 97% for Asset backed securities as of December 31, 2020. In aggregate, Asset backed securities represented 47% of the total unrealized loss position as of December 31, 2020.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2021 and December 31, 2020, were as follows (dollars in millions):

	September 30, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	2	$18	$17	$—	$(1)
Six months or more and less than twelve months	6	132	127	—	(5)
Twelve months or greater	—	—	—	—	—
Total investment grade	8	150	144	—	(6)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	4	46	42	—	(4)
Twelve months or greater	2	12	9	—	(3)
Total below investment grade	6	58	51	—	(7)
Total	14	$208	$195	$—	$(13)

	December 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$102	$95	$(6)	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	102	95	(6)	(1)

Below investment grade:
Less than six months	1	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	—	—	—	—
Total	4	$102	$95	$(6)	$(1)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At September 30, 2021, our watch list included twelve securities in an unrealized loss position with an amortized cost of $208 million, allowance for expected credit losses of $0 million, unrealized losses of $13 million and a fair value of $195 million.
At December 31, 2020, our watch list included four securities in an unrealized loss position with an amortized cost of $102 million, allowance for expected credit losses of $6 million, unrealized losses of $1 million and a fair value of $95 million.
The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 26 and 36 structured securities with a fair value of $38 million and $65 million to which we had potential credit exposure as of September 30, 2021 and December 31, 2020, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $7 million and $3 million as of September 30, 2021 and December 31, 2020, respectively.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2021 and December 31, 2020, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
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
The following table presents the results from operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Revenues:
Escrow, title-related and other fees	$44	$51	$133	$114
Interest and investment income	—	—	—	5
Recognized gains and losses, net	—	(1)	9	(8)
Total revenues	44	50	142	111
Expenses:
Personnel costs	24	33	85	64
Other operating expenses	25	30	75	121
Depreciation and amortization	6	5	18	17
Interest expense	21	22	62	51
Total expenses	76	90	240	253
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(32)	$(40)	$(98)	$(142)
The revenue in the Corporate and Other segment for all periods represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $6 million, or 12%, in the three-month period ended September 30, 2021 and increased $31 million, or 28% in the nine-month period ended September 30, 2021 from the corresponding periods in 2020. The decrease in the three-month 2021 period when compared to the 2020 period is attributable to various immaterial items. The increase in the nine-month 2021 period when compared to the 2020 period is primarily attributable to year-over-year increases in valuation gains of $27 million associated with our deferred compensation plan assets and increased real estate technology revenues of $23 million, partially offset by reduced brokerage revenue of $19 million.
Personnel costs in the Corporate and Other segment decreased $9 million, or 27%, in the three-month period ended September 30, 2021 and increased $21 million, or 33% in the nine-month period ended September 30, 2021 from the corresponding period in 2020. The decrease in the three-month period and the increase in the nine-month period compared to the corresponding periods in 2020 are primarily attributable to variability in expense associated with the aforementioned valuation changes associated with our deferred compensation plan assets.
Other operating expenses in the Corporate and Other segment decreased $5 million, or 17%, in the three-month period ended September 30, 2021 and decreased $46 million, or 38% in the nine-month period ended September 30, 2021 from the corresponding periods in 2020. The decrease in the three-month 2021 period when compared to the 2020 period is primarily attributable to decreased brokerage expenses in the 2021 period. The decrease in the nine-month 2021 period when compared to the 2020 period is primarily attributable to a decrease in F&G transaction costs of approximately $38 million and reduced real estate brokerage expenses of $18 million in the 2021 period related to previous divestitures, partially offset by growth in our real estate technology businesses.
Interest expense in the Corporate and Other segment decreased $1 million, or 5%, in the three-month period ended September 30, 2021 and increased $11 million or 22%, in the nine-month period ended September 30, 2021 from the corresponding periods in 2020. The increase in the nine-month period is primarily attributable to increased average debt outstanding in the 2021 period.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.40 per share in the third quarter of 2021, or approximately $113 million to our common shareholders. On November 2, 2021, our Board of Directors declared cash dividends of $0.44 per share, payable on December 31, 2021, to FNF common shareholders of record as of December 17, 2021. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2021, we had cash and cash equivalents of $5,148 million, short term investments of $527 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2020, $2,559 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2021 of approximately $144 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2021 and 2020 totaled $2,600 million and $965 million, respectively. The increase in cash provided by operating activities in the 2021 period of $1,635 million is primarily attributable to the increase in pre-tax earnings, excluding non-cash valuation losses in the 2021 period, the net change in funds withheld from reinsurers of $691 million, increases in future policy benefits of $261 million, partially offset by the timing of receipts and payments of prepaid assets and payables, decreased deferred policy acquisition costs and deferred sales inducements of $334 million, and increased net gains on sales of investments and other assets of $516 million. The increased activity in the 2021 period is primarily a result of our acquisition of F&G.

Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were $4,863 million and $1,040 million, respectively. The increase in cash used in investing activities of $3,823 million in the 2021 period is primarily attributable to increased purchases of investment securities of $7,730, increases in our investments in unconsolidated affiliates of $844 million, and decreased net proceeds from the sales and maturities of short-term investments of $699 million, partially offset by increased sales, calls, and maturities of investment securities of $4,348 million and decreases in net cash used in acquisitions and dispositions of $1,012 million. The change in activity in the 2021 period is primarily a result of our acquisition of F&G.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $93 million and $75 million for the nine-month periods ended September 30, 2021 and 2020, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2021 and 2020 were $4,692 million and $1,570 million, respectively. The increase in cash provided by financing activities of $3,122 million from the comparable 2020 period is primarily attributable to increased cash inflows from contractholder account deposits of $5,339 million, reduced debt service payments of $1,000 million, decreased investment in consolidated subs of $89 million and the net change in secured trust deposits of $399 million, partially offset by increased cash outflows from contractholder withdrawals of $1,620 million, increased purchases of treasury stock of $257 million, increased dividend payments of $38 million and a decrease in net borrowings of $1,797 million. The activity related to contractholder deposits and withdrawals in the 2021 period is a result of our acquisition of F&G.
Financing Arrangements. For a description of our financing arrangements see Note O Notes Payable included in Part I of this quarterly report on Form 10-Q.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. On October 28, 2020, we announced that we intend to purchase approximately $500 million of FNF common shares over the next 12 months, based on market conditions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 8,125,000 shares of FNF common stock during the nine months ended September 30, 2021 for approximately $356 million, at an average price of $43.87 per share. Subsequent to September 30, 2021 and through market close on October 31, 2021, we repurchased a total of 105,000 shares for $5 million, at an average price of $45.72 under this program. Since the original commencement of the Repurchase Programs, we repurchased a total of 18,460,000 FNF common shares for $711 million, at an average price of $38.53 per share.
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
We have unfunded investment commitments as of September 30, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on unfunded investment commitments.
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

In the second quarter of 2020 we completed our acquisition of F&G (see Note N Acquisitions to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional details on the acquisition of F&G). F&G's controls have been integrated into our overall internal control over financial reporting program. Other than the integration of F&G into our overall internal control over financial reporting program there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described above.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2021 - 7/31/2021	400,000	$43.71	400,000	7,570,000
8/1/2021 - 8/31/2021	475,000	48.43	475,000	24,525,000
9/1/2021 - 9/30/2021	450,000	46.30	450,000	24,075,000
Total	1,325,000	$46.29	1,325,000
(1)    On August 3, 2021 our Board of Directors approved the 2021 Repurchase Program, effective August 3, 2021, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. The 2021 Repurchase Program replaces the 2018 Repurchase Program approved by our Board of Directors on July 17, 2018, pursuant to which we were authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2021.
(2)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

4.1
Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021).

4.2	Form of Notes (included in exhibit 4.1 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2021	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)