Form 10-K
period 2021-12-31
Fidelity National Financial, Inc.
filed 2022-02-25
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2021 was $11,843,458,910 based on the closing price of $43.46 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2022 were:
FNF Common Stock    283,570,222
The information in Part III hereof for the fiscal year ended December 31, 2021, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Item 1.    Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our wholly-owned subsidiary, F&G Annuities & Life ("F&G").
As of December 31, 2021, we had the following reporting segments:
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
•F&G. This segment primarily consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life insurance products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities, and indexed universal life ("IUL") insurance, through its retail distribution channels. This segment also provides funding agreements and pension risk transfer ("PRT") solutions through its institutional channels.
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
Title
Leading residential and commercial title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2021, our insurance companies had a 32.6% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA"). While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of independent title agents and employees in our direct operations that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.
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
Strong value proposition for our customers as a leading provider of services and technology solutions to the title insurance industry.  Through our Title segment, we provide our customers with title insurance and escrow and other title-related services that support their ability to effectively close real estate transactions. We help make the real estate closing process more efficient for our customers by offering a single point of access to a broad platform of title-related products and resources necessary to close real estate transactions.
Industry leading margins and disciplined operating focus. We have been able to maintain competitive operating margins in part by monitoring our businesses in a disciplined manner through continual evaluation of business activity and management of our cost structure. When compared to our industry competitors, we also believe that our structure is more efficiently designed, which allows us to operate with lower overhead costs.
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
F&G
Diversified products and distribution relationships. We have five distribution channels across retail and institutional markets. Our three retail channels include agent-based independent marketing organizations ("IMOs"), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers and are now distributing through 17 partners. Further, in 2021, we launched two institutional channels to originate funding agreement-backed notes (“FABN”) and PRT transactions. The FABN program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone Inc. ("Blackstone").
Proven track record of managing net investment spread and flagship product expertise. We have a long track record of consistently managing net investment spread to achieve or exceed targeted lifetime returns. Our flagship fixed indexed annuities ("FIA") product allows for active management, and our disciplined approach to pricing our business has resulted in strong and stable net investment spread, even during periods of economic turmoil. Our team of product developers has a history of innovation and collaboration in developing our flagship FIA products. Our customers value FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but want to limit the risk of decline in their savings.
Investment management capabilities and expertise. We believe our investment portfolio is well matched to our liabilities and well diversified across a range of high-quality asset classes. Our active management strategy leverages the expertise of Blackstone to provide a competitive advantage through sourcing investment grade, proprietary private debt and allowing F&G to leverage the breadth and depth of Blackstone’s credit platforms and analysts.
Efficient and scalable administrative model. Our third-party administration model provides for scalable, cost-efficient, and nimble operations.
We believe that our competitive strengths position us well to grow the F&G segment.

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
•Continue to improve our products and technology.  As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to continue to improve the process of ordering title and escrow services and the delivery of our products to our customers.
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
F&G
Through a diversified growth strategy, our F&G segment seeks to deliver consistent and increasing earnings driven by asset growth. To accomplish our goals, we intend to do the following:
•Serve the growing needs of the retirement markets by collaborating with our distribution partners to deliver peace of mind solutions. We believe the demand for retirement and principal protection products will continue to grow. We offer valuable products and capabilities tailored to serve this growing demographic need. Our new and existing distribution partners strategically align with a diverse and growing demographic in both our retail and institutional channels.
•Enhance the F&G experience. With products that provide downside protection coupled with opportunity for market upside, we are focused on giving our policyholders peace of mind. We work closely with agents and other partners who help their clients select the best products for their individual needs. Our customer care professionals provide personalized support, and we offer self-serve options through our digital platforms. Our culture embodies values that drive employee retention and engagement, to best serve all aspects of the product lifecycle.
•Continue to modernize and scale our business capabilities. We participate in a regulated industry that is subject to dynamic competition and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we continue to deploy new information system technologies to enhance capabilities and provide the infrastructure to successfully grow our business. Additionally, we benefit from Blackstone's asset origination capabilities and expertise which enhances investment yield while maintaining credit quality, broadens our asset diversification and ensures asset and liability cash flows are well matched.
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
Title Insurance
Market for title insurance. According to Demotech Performance of Title Insurance Companies 2021 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $14.9 billion in 2016 to $20.7 billion in 2020, which represents a $3.8 billion increase from 2019. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.

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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 79% of net premiums written in 2020. Approximately 34 independent title insurance companies accounted for the remaining 21% of net premiums written in 2020. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2021, we transact business with approximately 5,400 agents.

Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$3,571	41.8%	$2,699	42.9%	$2,381	44.6%
Agency	4,982	58.2	3,599	57.1	2,961	55.4
Total title insurance premiums	$8,553	100.0%	$6,298	100.0%	$5,342	100.0%

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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 28.1%, 29.7%, and 28.9% of total Title segment revenues in 2021, 2020, and 2019, respectively.
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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2021, the combined statutory unearned premium reserve required and reported for our title insurers was $1,742 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2022, our directly owned title insurers can pay dividends or make distributions to us of approximately $831 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,903 million and $1,699 million as of December 31, 2021 and 2020, respectively. The combined statutory earnings of our title insurers were $936 million, $629 million, and $583 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2021.

 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2021.
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
As of December 31, 2021 and 2020, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was approximately $3.7 billion.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2021 and 2020:

	December 31,
	2021				2020
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$589	25.0%	$597	24.9%	$514	21.9%	$536	21.7%
Aa/AA	157	6.7	164	6.8	201	8.6	214	8.7
A	532	22.6	548	22.8	671	28.7	714	29.0
Baa/BBB	798	33.9	809	33.7	726	31.0	756	30.7
Lower	205	8.7	206	8.6	147	6.3	151	6.1
Other (2)	72	3.1	77	3.2	83	3.5	94	3.8
	$2,353	100.0%	$2,401	100.0%	$2,342	100.0%	$2,465	100.0%
(1)Ratings as assigned by Moody’s or S&P if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2021:

	December 31, 2021
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$321	16.2%	$325	16.0%
After one year through five years	1,273	64.4	1,297	64.0
After five years through ten years	248	12.5	257	12.7
After ten years	88	4.4	93	4.6
Mortgage-backed/asset-backed securities	49	2.5	55	2.7
	$1,979	100.0%	$2,027	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.

At December 31, 2021 and 2020, we held $136 million and $138 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2021 and 2020, other long-term investments were $91 million and $33 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2021 and 2020, short-term investments amounted to $118 million and $312 million, respectively.
Our investment results for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
	2021	2020	2019
	(Dollars in millions)
Net investment income (1)	$108	$152	$206
Average invested assets	$3,759	$3,736	$3,768
Effective return on average invested assets	2.9%	4.1%	5.5%
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
F&G
Through our wholly-owned subsidiary, F&G, and its wholly-owned insurance subsidiaries, we market a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements and pension risk transfer solutions.
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered into the bank and broker dealer distribution channels to connect with even more customers. As of December 31, 2021, F&G has approximately 576,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of F&G's approximately 600 employees, most of whom are located in Des Moines, Iowa, and through a network of approximately 240 IMOs and 17 leading banks and independent broker dealers, representing approximately 63,000 independent agents and advisers, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our IUL insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are FIAs that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2021, FIAs generated approximately 45% of our total sales. The remaining 55% of sales were primarily generated from funding agreements (24%), fixed rate annuities (18%), PRT sales (12%) and IUL (1%) during the year. We invest the proceeds primarily in fixed income securities, options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest predominantly in call options on the S&P 500 Index. The majority of our products contain provisions that permit us to adjust annually the formula by which we provide index credits in response to changing market conditions. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Product and Market Expertise. F&G's expertise in annuities, life insurance, funding agreements, PRT solutions and other products will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors and institutional advisors to devise the most suitable solutions for the ever-changing market.

Annuities. Through F&G's insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities) and immediate annuities. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities - FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically from seven to fourteen years after purchase.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 1% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 0% to 3% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 140% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contractholder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 33% of the FIA sales for the year ended December 31, 2021 involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2% to 3%. The vesting bonuses, which range from 1% to 9%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 33% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2021. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy's benefit base value as defined in the FIA contract rider. Typically this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%.
As of December 31, 2021, the distribution of the FIA account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	0% to 3%	3% to 5%	> 5%	Total
	(In millions)
1 year gain trigger	$585	$258	$22	$865
1-2 year monthly average	781	380	129	1,290
1-3 year monthly point-to-point	4,770	24	—	4,794
1-3 year annual point-to-point	2,502	1,921	693	5,116
3 year step forward	—	18	88	106
	$8,638	$2,601	$932	$12,171

As of December 31, 2021, the distribution of the FIA account values by cap rate and by index was as follows:

	Cap rate
Index	0% to 3%	3% to 5%	> 5%	Total
	(In millions)
S&P 500	$8,587	$2,400	$895	$11,882
Dow Jones	—	95	—	95
Nasdaq	—	1	—	1
Balanced ETF	—	5	—	5
Gold	51	100	37	188
	$8,638	$2,601	$932	$12,171

Deferred Annuities - Fixed Rate Annuities. Fixed rate annuities include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Multi-year guaranteed annuities ("MYGA") are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2021, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2021 was 3%.
As of December 31, 2021, the distribution of the fixed rate annuity account values by crediting rate was as follows (in millions):

Crediting rate	1% to 2%	2% to 3%	3% to 4%	4% to 5%	5% to 6%	Total
Account value (gross)	$352	$1,688	$2,219	$413	$4	$4,676
As of December 31, 2021, the fixed rate annuity expiring guaranty account values, net of reinsurance, by year were as follows (in millions):

Year of expiry:	Account Value
2022	$1,014
2023	1,107
2024	918
2025	548
2026	925
Thereafter	164
Total	$4,676

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs, and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 8% to 15% of the contract value for FIAs and is 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge is 8% for our FIAs and 7% for our fixed rate annuities as of December 31, 2021.

The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2021 (dollars in millions):

	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR
Out of surrender charge	$2,606	10%	—%
2022	1,260	5%	4%
2023-2025	5,162	19%	6%
2026-2027	4,400	16%	7%
2028-2029	5,038	19%	8%
Thereafter	8,206	31%	10%
Total	$26,672	100%	7%

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
The following table presents the deposits on annuity policies issued for the year ended December 31, 2021 and the seven months ended December 31, 2020 as well as reserves required by U.S. generally accepted accounting principles (“U.S. GAAP”) for all policies in force as of December 31, 2021 and 2020:

	Year Ended December 31, 2021		Seven Months Ended December 31, 2020
	Deposits on Annuity Policies	U.S. GAAP Reserves	Deposits on Annuity Policies	U.S. GAAP Reserves
Products (net of reinsurance)	(In millions)		(In millions)
Fixed indexed annuities	$4,420	$23,370	$1,966	$20,239
Fixed rate annuities	878	6,369	631	5,144
Single premium immediate annuities	46	2,114	29	2,240
	$5,344	$31,853	$2,626	$27,623

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

As of December 31, 2021, the distribution of the retained IUL account values by cap rate and by strategy was as follows:

	Cap rate
Strategy	2.5-5.0%	5.0-7.5%	7.5-10.0%	10.0-12.5%	12.5+%	Total
	(In millions)
1 year annual point-to-point, Gold Index	$—	$—	$—	$—	$65	$65
1 year monthly point-to-point, S&P Index	40	—	—	—	—	40
1 year annual point-to-point with 100% par rate, S&P Index	13	2	78	341	101	535
1 year annual point-to-point with 140% par rate, S&P Index	3	4	30	—	—	37
	$56	$6	$108	$341	$166	$677

Funding Agreements. In June 2021, we established a FABN program, pursuant to which Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2021, we had approximately $1.9 billion outstanding under the FABN program. In January 2022, we issued an additional $0.4 billion funding agreement. We also issue funding agreements through the Federal Home Loan Bank of Atlanta ("FHLB").
Pension Risk Transfer. In July 2021, we entered the pension risk transfer market, pursuant to which FGL Insurance and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”) may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. As of December 31, 2021, we closed pension risk transfer transactions that represent pension obligations of $1.1 billion.
Distribution. We distribute our annuity and life insurance products through three main channels of distribution: independent agents, banks, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact finding and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 240 IMOs, representing approximately 56,000 agents. We identify "Power Partners" as those who have demonstrated the ability to generate significant production for our F&G business. We currently have 26 Power Partners, comprised of 16 annuity IMOs and 10 life insurance IMOs. During the year ended December 31, 2021, these Power Partners accounted for approximately 93% of our sales volume within the IMO channel. We believe that our relationships with these IMOs are strong. The average tenure of the top ten Power Partners is approximately 17 years.
Our Power Partners play an important role in the development of our products by providing feedback integral to the development process and by securing “shelf space” for new products. Over the last ten years, the majority of our best-selling products have been developed with our Power Partners. We intend to continue to involve Power Partners in the development of our products in the future. We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry.
In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker dealers, and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 17 banks and broker dealers, representing approximately 7,000 financial advisers. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2021, the top 5 firms represented 98% of channel sales. The first full year of sales in banks and broker dealers represented almost 29% of annuity sales in a year that marked record sales for F&G.
The top five states for the distribution of FGL Insurance’s products in the year ended December 31, 2021 were California, Florida, Texas, New Jersey and Ohio, which together accounted for 38% of FGL Insurance’s premiums.

In addition, beginning in 2021, our institutional business offers funding agreement products to institutional clients by means of capital markets transactions through investment banks. Funding agreements are also executed through the FHLB. In 2021, we also entered the PRT solutions business by building an experienced team and then working with brokers and institutional consultants for distribution. These institutional solutions leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
Investments. Within our F&G segment, we embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of fixed income interest-bearing securities.
FGL Insurance, and certain subsidiaries of F&G, entered into investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BISGA”), pursuant to which BISGA was appointed as investment manager of F&G’s general accounts (the “F&G Accounts”). BISGA delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. and GSO Capital Advisors II LLC, pursuant to separate sub-management agreements executed between BISGA and each affiliate. Additionally, three other subsidiaries of F&G entered into IMAs with BISGA on substantially the same terms as the FGL Insurance IMA.
    BISGA manages the bulk of the investment portfolio. For certain asset classes, we utilize experienced third party companies. As of December 31, 2021, 93% of our $37 billion investment portfolio was managed by BISGA, with 6% managed by other third parties, and the remaining 1% internally managed. BISGA appointed MVB Management, an entity owned by affiliates of our Chairman, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, MVB Management will provide portfolio review, and consulting services, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the sub-advisory fee to MVB Management is solely the obligation of BISGA and is not an obligation of FGL Insurance or F&G. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BISGA unless FGL Insurance terminates the FGL Insurance IMA.
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
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans ("CMLs"), residential mortgage loans ("RMLs"), limited partnership investments, and fund investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings required as part of our funding arrangements with the FHLB.
Over the last year, we continued to work with BISGA and the other third party asset managers to broaden the portfolio’s exposure to include United States dollar ("USD") denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. As a result of these portfolio repositionings, we currently maintain:
•a well matched asset/liability profile (asset duration, including cash and cash equivalents, of 6.4 years vs. liability duration of 7.2 years); and
•an exposure to less rate-sensitive assets of 27% of invested assets which is made up of 17% being floating rate assets and 10% being non-floating rate assets with duration of less than 6 months.
For further discussion of portfolio activity, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Portfolio.
Derivatives. Our FIA and IUL contracts permit the holder to elect to receive a return based on an interest rate or the performance of a market index, most typically the S&P 500 Index. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders' contract elections. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contracts anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The call options and futures contracts are marked to fair value with the change in fair value included as a component of "Net investment gains (losses)". The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments term or upon early termination and the changes in fair value of open positions.
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
As of the date of this Annual Report, A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), Moody's, and S&P had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
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

The rating organizations may take various actions, positive or negative. Such actions are beyond our control and we cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba2
Outlook		Stable	Stable	Positive
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Positive
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	bbb-	BBB-	BBB	Not Rated
Outlook	Stable	Stable	Stable
Senior Unsecured Notes	bbb-	BBB	BBB	Baa2
Outlook	Stable			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	A-	A-	Baa1
Outlook	Stable	Stable	Stable	Positive
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	Baa1
Outlook		Stable	Stable	Positive
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable
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
Potential Impact of a Ratings Downgrade. F&G is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivatives agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. Please refer to Note F. Derivative Financial Instruments to our audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2021, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact our borrowing costs.
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
Reinsurance. Within our F&G segment, we cede insurance to other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not reinsure insurance contracts or they do not transfer the risks of the reinsured policies.
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
Wilton RE Transaction. Pursuant to the agreed upon terms, Wilton Re purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), an unaffiliated reinsurer, to reinsure an in-force block of its FIA and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, we cede 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Canada Life Transaction. Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Kubera Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), an unaffiliated reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third party reinsurer. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note O. Reinsurance to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
FGL Insurance has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of FIA policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was amended to increase the ceded reserves from approximately $4 billion to approximately $10 billion. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.
Aspida Re Transaction. FGL Insurance has a reinsurance agreement with Aspida Re, an unaffiliated reinsurer, to cede certain MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note O. Reinsurance to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
The CARVM Facility. Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. The insurance division has adopted the methodology contained in the NAIC Valuation Manual (VM) as the prescribed methodology for the insurance industry. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
FGL Insurance has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (CARVM) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $85 million available to draw on as of December 31, 2021. The facility may terminate earlier than the current termination date of October 1, 2022, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. ("FGLH") is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2021 and December 31, 2020, Raven Re’s statutory capital and surplus was $62 million and $29 million, respectively, in excess of the minimum level required under the Reimbursement Agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Regulation - U.S. FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”) and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. FGL Insurance’s principal insurance regulatory authority is the Iowa Insurance Division ("IID"); however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect policyholders and beneficiaries and not general creditors and shareholders of those insurers. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
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
The NAIC has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s or FGL NY Insurance’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance and FGL NY Insurance to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s or FGL NY Insurance’s practices that may, in some cases, limit their ability to grow and improve profitability.
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve our financial strength ratings. We ended the year with an RBC ratio above our 400% target for FGL Insurance. See section titled “Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2021, FGL Insurance, FGL NY Insurance and Raven Re had two, three and two ratios outside the usual range, respectively. The IRIS ratios for total affiliated investments to capital and surplus and change in premium for FGL Insurance were outside the usual range. The IRIS ratios for change in premium, change in product mix, and change in reserving ratio for FGL NY Insurance were outside the usual range. The IRIS ratios for change in premium and adequacy of investment income for Raven Re were outside the usual range.
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
F&G, as the parent company of FGL Insurance and the indirect parent company of FGL NY Insurance, is subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
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
FGL Insurance, FGL NY Insurance, and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2021 complied in all material respects with such regulations.
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
The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are applicable to us, our competitors or those entities with which we do business. These provisions may impact us in many ways, including, but not limited to, having an effect on the overall business climate, requiring the allocation of certain resources to government affairs, and increasing our legal and compliance related activities and the costs associated therewith.
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
State and federal regulators have been adopting stronger consumer protection regulations that may materially impact our company, business, distribution, and products. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. The best interest requirement is satisfied by complying with four regulatory obligations relating to care, disclosure, conflict of interest, and documentation. The amended model regulation also requires agents to provide certain disclosures to consumers, obligates insurers to supervise agent compliance with the new requirements, and prohibits sales contests or other incentives based on sales of specific annuities within a limited period of time.
At this time nineteen states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa, and at least another six states are considering adoption of the revised NAIC model regulation. Management has instituted new business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the New York Department of Financial Services (NYDFS) best interest rule adopted in August 2019 which deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales. Management is monitoring an ongoing legal challenge to nullify the NYDFS rule.
In December 2020 the U. S. Department of Labor (DOL) issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Internal Revenue Code and sets forth a new prohibited transaction class exemption (PTE) referred to as PTE 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling IRA products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021.
The DOL investment advice rule leaves in place PTE 84-24 which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. FGL Insurance, along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile the DOL has publicly announced its intention to consider future rulemaking that would revoke or modify PTE 84-24.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may over time materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how the company supervises its distribution force, compensation practices, and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to evolving regulatory requirements and risks.
Regulation - Bermuda. F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class C insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the BMA.
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
Regulation - Cayman. F&G Cayman Re is licensed as a class D insurer in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”). As a regulated insurance company, F&G Cayman Re is subject to the supervision of CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
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
Sustainability
FNF’s work to address Environmental, Social and Governance (“ESG”) issues is important to who we are as a company. Our Company and our Board of Directors are committed to addressing ESG issues to better serve our employees, business partners, and the communities impacted by our business. To honor that commitment, our management team leads our ESG efforts with oversight from the Audit Committee, who reports our ESG progress and efforts to the Board of Directors.
Building a sustainable business starts with being transparent about our business practices, corporate governance, environmental impact, and our commitments to our stakeholders. In 2019, we shared our inaugural Sustainability report. Since then, we have continued to enhance our ESG efforts and publish updates on our progress annually.
FNF’s core ESG commitments include:
Protecting Property Owners: The safety and security of our customers is our top priority. This means ensuring rigorous information security and internal auditing protocols, and monitoring to help ensure the safety of funds and private information when it is in our custody. We are also always working hard to educate and protect our customers from fraud, through enhancing our fraud prevention programs.
Preserving the Environment: FNF works to integrate environmental management practices into our operations, including our facilities. As part of our commitment to preserve the environment, we understand that we not only have a duty to protect the local environments where we operate, but that environmental change also poses risks and opportunities to our business. In 2021, we conducted our first climate risk assessment to understand climate-related risks that may impact our business and to manage these risks through our enterprise risk management systems.
We have a number of efforts underway to reduce our environmental footprint across our locations. Our efforts include: monitoring and mitigating our carbon footprint, eliminating the use of plastic water bottles, and participating in recycling programs. As part of a traditionally paper-intensive industry, we have implemented customer-focused technology to significantly reduce paper consumption in real estate transactions, moving the title insurance industry in a more sustainable direction.
Supporting Our Employees and Communities: As one of our greatest assets, we are committed to providing our employees with opportunities to expand their knowledge base and develop skills for career advancement. Additionally, we are committed to building a diverse and inclusive workplace, and we strongly believe that the diversity of our clients should be reflected among our employees. With over 1,300 locations throughout the United States and Canada and over 28,000 employees, we are positioned to make a difference within the communities in which we operate. Through local community involvement, corporate initiatives, and philanthropic giving – as well as an active community volunteer ethos – we work hard each day to support the communities in which we live. This community outreach and support has become even more pertinent in the ongoing battle against COVID-19, and we continue to provide resources to ensure the health and safety of our employees, their families, our customers, and our community.
Operating Ethically: Our reputation for integrity is one of our most important assets, and each of our employees and directors is expected to contribute to the care and preservation of that asset. We operate in ways that are fair, transparent, and compliant with applicable regulations. We implement strong governance practices, policies, training, and reporting avenues to encourage and promote that all employees adhere to the highest standards for business integrity.

Human Capital Resources
Employees
As of January 31, 2022, we had 28,290 full-time equivalent employees, which includes 27,054 in our Title segment, 627 in our F&G segment and 609 in our Corporate and other segment. In our Title segment, we monitor our staffing levels based on current economic activity. In our F&G segment, our employee base increased approximately 40% during 2021 as our F&G business continues to grow. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Diversity
Diversity is a key component of FNF’s success. We believe that the diversity of our employees allows us to offer our clientele meaningful customized products and services. FNF aims to have diverse and inclusive practices in all aspects of our business operations; particularly for hiring, compensation, and opportunity. We are committed to being an equal opportunity employer and enhancing diversity and inclusion efforts across our business. Our goal is to foster an inclusive workplace where each employee, regardless of race, ethnicity, sexual orientation, or gender identification, receives equal access to opportunities throughout the organization.
FNF’s Code of Business Conduct & Ethics prohibits discrimination and harassment. We have a written nondiscrimination policy that is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual trainings including Code of Business Conduct and Ethics Training, and Reporting Harassment: Everyone’s Responsibility Training.
We have many women in leadership roles throughout our organization. As of January 31, 2022, out of the 23,710 U.S. based employees under FNF, 71% of the total workforce are women and 29% are men. Two out of eleven board members are women; 40% percent of the members of FNF’s Executive Team are women; and 67% of FNF’s Non-Executive Managers are women. Our annual Women in Leadership Program for female executives, managers, and future managers is designed to encourage and promote women into more active leadership roles within FNF.
Our Board of Directors leads by example in its commitment to diversity. In 2018, our board codified its commitment to diversity when selecting new director nominees, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation by integrating it into the director selection criteria in our Corporate Governance Guidelines.

Training and Personal Development
We believe that our employees are one of our greatest assets, and we are committed to providing opportunities for them to expand their knowledge base and develop opportunities for advancement, which in turn results in improved employee performance and morale.
FNF offers a variety of training and educational opportunities for employees. We provide training on escrow policies and procedures, advanced escrow processing and practices, title loss reduction, title underwriting, advanced title practices and procedures, fraud prevention, as well as software, soft skills, sales, and time management trainings. Our Commercial Sales University is a course for new commercial sales reps and our Leadership Development Program provides employees mentorship from senior executives.
Leadership Development Program: Our Leadership Development Program helps employees advance their careers through professional development. Candidates are nominated once a year by their manager to participate in an intensive program, where they are asked to prepare and present a managers’ report and to participate in the process of preparing an annual budget. In addition, the program includes thought-provoking discussions between candidates and our management team about leadership, business, the economy, and other industry-related topics. This process enables candidates to gain a better understanding of our Company culture and management expectations. Candidates also gain access to mentorship and engagement with senior executives.
Many departments provide Continuing Education (CE) and Continuing Legal Education (CLE) opportunities for state land title and legal associations. Some offices provide financial assistance to join professional organizations and offer education reimbursement.

Financial Information by Operating Segment
For financial information by operating segment, see Note J Segment Information to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

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
•our business concentration in the States of California and Texas are the source of approximately 14.6% and 13.0%, respectively, of our title insurance premiums;
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
•impacts to our business operations caused by the occurrence of a catastrophe or global crisis, including the spread of COVID-19 variants; and
•other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC.
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
Goodwill aggregated approximately $4,539 million, or 7.5% of our total assets, as of December 31, 2021. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For the years ended December 31, 2021, 2020 and 2019, no goodwill impairment charge was recorded. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2021, our outstanding debt was $3,096 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) we may be unable to adjust rapidly to changing market conditions; (iv) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
Amortization of our deferred acquisition costs ("DAC"), deferred sales inducements ("DSI") and value of business acquired ("VOBA") balances depends on the actual and expected profits generated by the respective lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. Any difference in actual experience versus expected results could require us to, among other things, accelerate the amortization of DAC, DSI and VOBA that would reduce profitability for such lines of business in the current period.
For additional information, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.
We may face losses if our actual experience differs significantly from our reserving assumptions.
Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting rates for our products and establishing liabilities for future life insurance, annuity, and PRT policy benefits and claims. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may reduce our profitability and impact our financial strength.
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
Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2022, our title insurers may pay dividends or make distributions to us of approximately $831 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
Our F&G subsidiaries are also subject to state laws with respect to the payment of dividends. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Compliance with these state regulations will limit the amounts that FGL Insurance and FGL NY Insurance may dividend to us. Any dividends in excess of a threshold amount are subject to advance state notice or approval.
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

Risk Factors Relating to the Geographic Concentrations of our Business Segments
Because we are dependent upon California and Texas for approximately 14.6% and 13.0% and of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2021, California-based premiums accounted for approximately 30.0% of premiums earned by our direct operations and 1.0% of our agency premium revenues, while Texas-based premiums accounted for 17.4% of premiums earned by our direct operations and 9.2% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 14.6% and 13.0%, respectively, of our total title insurance premiums for 2021. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our life insurance and annuity products in our F&G segment are California, Florida, Texas, New Jersey and Ohio. Any adverse economic developments or catastrophes in these states could have an adverse impact on our F&G segment.

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
“Fiduciary” Rule Proposals
The DOL investment advice rule leaves in place PTE 84-24 which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. F&G, along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile the DOL has publicly announced its intention to consider future rulemaking that would revoke or modify PTE 84-24.

Management believes these current and emerging developments relating to market conduct standards for the financial services industry may over time materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how the company supervises its distribution force, compensation practices, and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
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
Our reinsurance subsidiary, F&G Life Re, is registered in Bermuda under the Bermuda Insurance Act and subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the EU on a “level playing field.” In connection with its initial efforts to achieve equivalency under the European Union’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission in 2016 granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time.
Our reinsurance subsidiary, F&G Cayman Re, is licensed in the Cayman Islands by the CIMA and is subject to supervision by CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
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
Our F&G insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Wilton Re represents our largest reinsurance counterparty exposure. We also utilize funds withheld reinsurance counterparty risk. Under funds withheld arrangements, F&G retains possession and legal title to assets backing ceded liabilities.
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
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $30.5 billion at December 31, 2021. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

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
The estimated cost of providing GMWB associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net earnings (loss). The rate of amortization of DAC, DSI, and VOBA relating to FIA products could also increase if equity market performance is worse than assumed and have a materially adverse impact on our results of operations and financial condition.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio. Finally, market volatility could cause investment income fluctuations in regards to our alternative investments that may differ significantly from period to period.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of January 21, 2022 calculates an approximately $4.0 trillion mortgage origination market for 2021, which would be an decrease from 2020 resulting primarily from decreased refinance activity. The MBA predicts overall mortgage originations in 2022 and 2023 will also decrease when compared to 2021 as a result of decreases in refinance activity. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under 'Business Trends and Conditions' within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
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
During periods of increasing interest rates, which are expected in 2022, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition and results of operations. We have developed and maintain ALM programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
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
The Setting Every Community Up for Retirement Enhancement Act of 2019, Pub.L. 116-94 (the “SECURE Act”), was signed into law on December 20, 2019 as part of the Further Consolidated Appropriations Act and went into effect in certain respects as early as January 1, 2020. The SECURE Act contains provisions that may impact our F&G insurance subsidiaries, including elimination of the “stretch IRA” (funds from inherited IRAs must now be fully withdrawn by beneficiaries within 10 years of the account owner’s death and, as a result, IRAs may be less desirable to our customers, and our administrative system for handling distributions from IRAs invested in our annuity products may need to be updated to reflect the shortened distribution period for IRA beneficiaries); elimination of age limit for making traditional IRA contributions; raising of the age for required minimum distributions from IRAs from 70½ to 72 (particularly impacting our administrative system for handling distributions from IRAs invested in our annuity products); expansion of 401K plan eligibility for part-time workers; creation of new employer protections for offering annuities, including a fiduciary safe harbor for employer retirement plan sponsors that wish to add in-plan annuity products (particularly impacting how we and our competitors may now sell annuity products to employers or provide certifications necessary to meet the SECURE Act fiduciary safe harbor requirements); and lowering of barriers for offering multiple employer plans. The SECURE Act changes may also affect, to some extent, the length of time that IRA assets remain in our annuity products. While we cannot predict whether, or to what extent, the SECURE Act will ultimately impact us, the SECURE Act may have implications for our business operations and the markets in which we compete. See section titled “F&G - Regulation” in Item 1. Business.

Risk Factors Related to a National Crisis, Global Crisis, Climate Change and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
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
•we manage our financial exposure for losses in our title insurance business and in our F&G segment with third-party reinsurance. Catastrophic events could adversely affect the cost and availability of that reinsurance;
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
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit cards and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment assets and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent. Examples of security threats which represent significant inherent risk with little to no warning are the SolarWinds supply chain compromise from 2020 and the Apache Software Foundation Log4j vulnerability in its product disclosed in December of 2021. With SolarWinds, we took all appropriate steps to evaluate any impact and we do not believe we were impacted by this incident. Similar supply chain incidents or breaches could occur to us directly or indirectly through our vendors with little or no warning. With Log 4j, we took all appropriate steps to mitigate exposure to our systems. We know that certain applications in our environment did utilize the affected versions of Log4j. Although we believe we identified and remediated the known Log4j vulnerabilities with no indication of compromise, the risk of additional vulnerabilities and potential attacks related to this issue may continue for several months given the complexity and widespread nature of the situation. We are also working closely with our supply chain partners to ensure they are addressing these vulnerabilities. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.
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
Our F&G insurance subsidiaries operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.
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
The majority of our branch offices are leased from third parties. See Note Q Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 45 states, Washington, DC, Canada, India, Bermuda and the Cayman Islands.

Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note H. Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF".
On January 31, 2022, the last reported sale price of our common stock on the New York Stock Exchange was $50.35. We had approximately 6,187 shareholders of record on January 31, 2022.
Refer to Note U. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2021. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2016, with dividends reinvested over the periods indicated.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021

Fidelity National Financial, Inc.	100.00	165.16	136.68	203.31	182.62	252.05
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	144.51	122.40	158.10	150.91	239.11

Dividends
On February 16, 2022, our Board of Directors formally declared a $0.44 per FNF share cash dividend that is payable on March 31, 2022 to FNF shareholders of record as of March 17, 2022. During the years ended December 31, 2021 and 2020, we declared dividend on our common stock of $1.56 and $1.35, respectively.
Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.
Purchases of Equity Securities by the Issuer
On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we were authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2021. On August 3, 2021, our Board of Directors approved a new three-year stock repurchase program effective August 3, 2021 (the "2021 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. The 2021 Repurchase Program replaces the 2018 Repurchase Program.
During the quarter ended December 31, 2021, we repurchased a total of 2,055,000 FNF common shares for an aggregate amount of $104 million or an average of $50.70 per share. Subsequent to December 31, 2021 and through market close on February 23, 2022, we repurchased a total of 250,000 shares for $13 million, or an average of $52.60 under the 2021 Repurchase Program. Since the original commencement of the 2021 Repurchase Program, we repurchased a total of 3,230,000 FNF common shares for an aggregate amount of $161 million, or an average of $49.90 per share.
The following table summarizes repurchases of equity securities by FNF during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2021 - 10/31/2021	105,000	45.69	105,000	23,970,000
11/1/2021 - 11/30/2021	850,000	51.10	850,000	23,120,000
12/1/2021 - 12/31/2021	1,100,000	50.87	1,100,000	22,020,000
Total	2,055,000	$50.70	2,055,000
(1)    On August 3, 2021 our Board of Directors approved the 2021 Repurchase Program, effective August 3, 2021, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. The 2021 Repurchase Program replaces the 2018 Repurchase Program.
(2)    As of the last day of the applicable month.

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
While we cannot predict the severity and duration of the impacts related to COVID-19, the most recent forecast of the MBA, as of January 21, 2022, estimated (actual for fiscal year 2020) the size of the U.S. residential mortgage originations market as shown in the following table for 2020 - 2024 in its "Mortgage Finance Forecast" (in trillions):

	2024	2023	2022	2021	2020
Purchase transactions	$1.8	$1.8	$1.7	$1.7	$1.5
Refinance transactions	$0.7	$0.7	$0.9	$2.3	$2.6
Total U.S. mortgage originations forecast	$2.5	$2.5	$2.6	$4.0	$4.1
As of January 21, 2022, the MBA expects residential purchase transactions to steadily increase through 2023 before leveling out in 2024. Additionally, the MBA expects residential refinance transactions to steadily decrease in 2022 and 2023 before leveling out in 2024 as interest rates are expected to rise. The MBA expects overall mortgage originations to decrease in 2022 and thereafter.
In recent years, total originations have been reflective of a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Mortgage rates rose consistently between 2016 and the beginning of 2019. Concerns over a slowing global economy and the impact of a prolonged trade war resulted in interest rate cuts in the second half of 2019, which significantly increased refinance transactions and slightly increased purchase transactions when compared to 2018. In the beginning of 2020, refinance and purchase transactions remained strong until the outbreak of COVID-19.
On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Following this emergency action, average interest rates for a 30-year fixed rate mortgages fell throughout the remainder of 2020, bottoming out at 2.65% on January 7, 2021. The outbreak of COVID-19 resulted in significant uncertainty in the economic outlook in the second quarter of 2020, and as a result real estate activity decreased significantly as consumers moved to the sidelines to assess the ongoing impact of COVID-19. However, real estate activity began to rebound in June 2020, with increases in purchase activity and a surge in refinance transactions as a result of historically low interest rates.
Residential purchase and refinance activity remained strong in 2021. However, with the surge in residential refinance transactions in 2020, residential refinance transactions began to slow in 2021 as the population of eligible refinance candidates declined. Interest rates on a 30-year, fixed rate mortgage averaged 3.1% in 2021, up from 2.8% in 2020. Despite the recent increase in interest rates and fluctuation in existing-home sales, the market is still outperforming pre-pandemic levels.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, indicated that the United States was on strong footing prior to the outbreak of COVID-19. However, the impact of COVID-19 reduced the outlook related to these economic indicators in March 2020. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but subsequently fluctuated dramatically before reaching 6.7% in December 2020. In 2021, the unemployment rate fell to 3.9% in December of 2021. Additionally, the Conference Board's monthly Consumer Confidence Index remained at high levels through

February 2020 before falling as a result of the COVID-19 outbreak. Consumer confidence has since rebounded, reaching its peak in June 2021 before decreasing in the third quarter of 2021 due to concerns over inflation. Consumer confidence remained flat in the fourth quarter of 2021.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years prior to the COVID-19 pandemic, we experienced strong demand in commercial real estate markets. In 2020, we experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. Commercial volumes and commercial fee-per-file recovered in the second half of 2020 and remained elevated throughout 2021.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020 and 2021 deviated from historical patterns due to COVID-19. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
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
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
California	$1,251	14.6%	$958	15.2%	$764	14.3%
Texas	1,112	13.0%	778	12.3	734	13.8
Florida	799	9.3	540	8.6	492	9.2
Pennsylvania	439	5.1	303	4.8	252	4.7
Illinois	436	5.1	312	5.0	273	5.1
All others	4,516	52.9	3,407	54.1	2,827	52.9
Totals	$8,553	100.0%	$6,298	100.0%	$5,342	100.0%

F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
While still evolving, the COVID-19 pandemic has already caused significant economic and financial turmoil in the U.S. and around the world. At this time, it is still not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment that could potentially result from the spread of COVID-19 and its variants may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. Additionally, adverse events or conditions resulting from COVID-19 could also have a negative effect on its sales of new policies and could result in more volatility from the impact of mortality experience. As of December 31, 2021, F&G's investment portfolio has recovered from earlier volatility and F&G has not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business. The full extent to which the COVID-19 pandemic impacts our F&G segment's financial condition, results of operations, liquidity or prospects will depend on future developments which cannot be predicted at this time.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2021, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $5.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our FIA and IUL products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 17% in 2021 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $58 billion of sales in 2020. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $3 billion of annual premiums in 2020.

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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2021	%	December 31, 2020	%
	(in millions)		(in millions)
Known claims	$337	17.9%	$226	13.9%
IBNR	1,546	82.1	1,397	86.1
Total Reserve for Title Claim Losses	$1,883	100.0%	$1,623	100.0%
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
We recorded our loss provision rate at 4.5% for the years ended December 31, 2021, 2020 and 2019. Of such annual loss provision rates, 4.5%, for each of the years ended December 31, 2021, 2020 and 2019, respectively, related to losses on policies written in the current year, and the remainder, if any related to developments on prior year policies. The provision rate in 2021, 2020, and 2019 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, better claims expense management, better mechanic’s lien underwriting practices, and better fraud awareness by lenders, title insurers and settlement agents.
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
The table below presents our title insurance loss development experience for the past three years:

	2021	2020	2019
	(In millions)
Beginning balance	$1,623	$1,509	$1,488
Change in reinsurance recoverable	94	34	1
Claims loss provision related to:
Current year	385	283	240
Prior years	—	—	—
Total title claim loss provision	385	283	240
Claims paid, net of recoupments related to:
Current year	(14)	(11)	(11)
Prior years	(205)	(192)	(209)
Total title claims paid, net of recoupments	(219)	(203)	(220)
Ending balance of claim loss reserve for title insurance	$1,883	$1,623	$1,509
Title premiums	$8,553	$6,298	$5,342

	2021	2020	2019
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2021	$171	$124	$(76)	$219
Year ended December 31, 2020	120	122	(39)	203
Year ended December 31, 2019	139	112	(31)	220

As of December 31, 2021 and 2020, our recorded reserves were $1,883 million and $1,623 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $59 million above the mid-point of the provided range of $1.5 billion to $2.0 billion of our actuarial estimates as of December 31, 2021. Our recorded reserves were $62 million above the mid-point of the provided range of our actuarial estimates of $1.4 billion to $1.8 billion as of December 31, 2020.
During 2021, 2020, and 2019, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2006-2009. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2010 through 2021 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Further, we have seen significant positive development in residential owner's policies due to increased payments on residential lender's policies, which inherently limit the potential loss on the related owner's policy to the differential in coverage amount between the amount insured under the owner's policy and the amount paid under the residential lender's policy. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 10,700 claims at December 31, 2020 to approximately 9,600 claims at December 31, 2021. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $86 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2021 title premiums of $8,553 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2021, would result in an increase (decrease) in our provision for title claim losses of approximately $188 million.
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the twelve months ended December 31, 2021 and the seven month period ended December 31, 2020 on the fixed annuity products averaged 7% and 4%, respectively, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the Guaranteed Minimum Withdrawaal Benefit ("GMWB") rider benefits and certain Guaranteed Minimum Death Benefit ("GMDB") riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We began issuing our GMWB products in 2008, and future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2021 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$23,370	$—	$23,370
Fixed rate annuities	6,369	(1,689)	4,680
Immediate annuities	3,657	(133)	3,524
Universal life	1,981	(983)	998
Traditional life	1,823	(805)	1,018
Funding agreement backed notes ("FABN")	1,904	—	1,904
Pension risk transfer ("PRT")	1,153	—	1,153
Total	$40,257	$(3,610)	$36,647
Fixed indexed annuities ("FIA") and indexed universal life ("IUL") products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/ IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Consolidated Statements of Earnings.
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable.
Our fixed maturity securities have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/ IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the period ended December 31, 2021, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
As discussed in Note O Reinsurance of our Consolidated Financial Statements included in Item 8 of Part II of this Report, F&G entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera") effective December 31, 2018, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source and hierarchy level as of December 31, 2021 and 2020.

	As of December 31, 2021
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$1,892	$26,389	$920	$29,201
Priced via independent broker quotations	—	—	4,538	4,538
Priced via other methods	—	—	66	66
Total	$1,892	$26,389	$5,524	$33,805
% of Total	6%	78%	16%	100%

	As of December 31, 2020
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$1,823	$24,883	$1,167	$27,873
Priced via independent broker quotations	—	—	2,095	2,095
Priced via other methods	—	—	5	5
Total	$1,823	$24,883	$3,267	$29,973
% of Total	6%	83%	11%	100%
Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2021 and 2020, goodwill was $4,539 million and $4,495 million, respectively. The majority of our goodwill as of December 31, 2021 relates to goodwill recorded in connection with the Chicago Title merger in 2000, our acquisition of ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note N Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.

In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2021, 2020 and 2019, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.
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
We perform sensitivity analyses to assess the impact that certain assumptions have on DAC, DSI, VOBA. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our

DAC, DSI, and VOBA. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(Dollars in millions)	As of December 31, 2021
A change to the long-term interest rate assumption of -50 basis points	$(91)
A change to the long-term interest rate assumption of +50 basis points	75
An assumed 10% increase in surrender rate	(4)
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
Refer to Note T Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$3,571	$2,699	$2,381
Agency title insurance premiums	4,982	3,599	2,961
Escrow, title-related and other fees	4,795	3,092	2,584
Interest and investment income	1,961	900	225
Recognized gains and losses, net	334	488	318
Total revenues	15,643	10,778	8,469
Expenses:
Personnel costs	3,528	2,951	2,696
Agent commissions	3,821	2,749	2,258
Other operating expenses	1,929	1,759	1,681
Benefits and other changes in policy reserves	2,138	866	—
Depreciation and amortization	645	296	178
Provision for title claim losses	385	283	240
Interest expense	114	90	47
Total expenses	12,560	8,994	7,100
Earnings before income taxes and equity in earnings of unconsolidated affiliates	3,083	1,784	1,369
Income tax expense	713	322	308
Equity in earnings of unconsolidated affiliates	64	15	15
Net earnings from continuing operations	$2,434	$1,477	$1,076
 Revenues.
Total revenues increased by $4,865 million in 2021 compared to 2020, primarily attributable to increases in both direct and agency premiums, increases in escrow title-related and other fees and increases in interest and investment income, partially offset by a decrease in recognized gains on our investment holdings. Total revenue in 2020 increased $2,309 million compared to 2019, primarily attributable to increases in both direct and agency premiums, increases in escrow title-related and other fees and increases in interest and investment income and recognized gains on our investment holdings.
See Note L Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations increased by $957 million in 2021 compared to 2020, and increased by $401 million in 2020 compared to 2019.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $1,961 million, $900 million, and $225 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in 2021 as compared to 2020 is primarily attributable to a full year of activity in our F&G segment. The increase in 2020 as compared to 2019 is primarily attributable to the addition of our F&G segment, partially offset by decreased interest income from lower average balances and of cash and cash equivalents and short term investments, and lower investment yields as a result of declining interest rates year-over-year.

Recognized gains and losses, net totaled $334 million, $488 million, and $318 million for the years ended December 31, 2021, 2020, and 2019, respectively. Recognized gains and losses, net for the year ended December 31, 2021 are primarily attributable to realized gains on derivatives of $655 million, gains on sales of fixed maturity securities of $114 million and gains on sales of mortgages and other assets of $13 million, partially offset by losses on sales of equity and preferred securities of $19 million and non-cash net valuation losses on equity and preferred securities of $429 million. Recognized gains and losses, net for the year ended December 31, 2020 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $208 million, realized gains on derivatives of $192 million, gains on sales of fixed maturity, preferred and equity securities of $148 million, losses on other assets of $25 million and losses on mortgage loans of $32 million. Recognized gains and losses, net for the year ended December 31, 2019 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $316 million, non-cash valuation gains on other long-term investments of $11 million, gains on sales of equity securities of $10 million, partially offset by impairments of lease assets of $8 million, net realized losses of $5 million on sales and maturities of fixed maturity investment securities, and $7 million of other net realized losses.
See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated interest and investment income and realized gains and losses.

Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our Title segment are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Benefits and other changes in policy reserves, which in our F&G segment are charged to earnings in the period they are earned by the policyholder based on their selected strategy. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
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
Income tax expense was $713 million, $322 million, and $308 million for the years ended December 31, 2021, 2020, and 2019 respectively. Income tax expense as a percentage of earnings before income taxes was 23.1%, 18.0%, and 22.5% in the years ended December 31, 2021, 2020, and 2019 respectively. The increase in income tax expense as a percentage of earnings before taxes in 2021 when compared to 2020 and the decrease in income tax expense as a percentage of earnings before taxes in 2020 as compared to 2019 is primarily attributable to valuation allowance releases and the tax status change recorded by F&G in 2020.

Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Direct title insurance premiums	$3,571	$2,699	$2,381
Agency title insurance premiums	4,982	3,599	2,961
Escrow, title-related and other fees	3,228	2,782	2,389
Interest and investment income	109	151	202
Recognized gains and losses, net	(393)	143	326
Total revenues	11,497	9,374	8,259
Expenses:
Personnel costs	3,292	2,778	2,562
Agent commissions	3,821	2,749	2,258
Other operating expenses	1,725	1,536	1,509
Depreciation and amortization	138	149	154
Provision for title claim losses	385	283	240
Interest expense	—	1	—
Total expenses	9,361	7,496	6,723
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$2,136	$1,878	$1,536
Orders opened by direct title operations (in thousands)	2,689	2,950	2,066
Orders closed by direct title operations (in thousands)	2,169	2,052	1,448
Fee per file by direct title operations (in dollars)	$2,467	$2,067	$2,511
Total revenues for the Title segment increased by $2,123 million, or 23%, in the year ended December 31, 2021 when compared to 2020. Total revenues increased by $1,115 million or 14% in the year ended December 31, 2020 when compared to 2019. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increases in both our direct and agency premiums, and increases in escrow, title-related and other fees, partially offset by a decrease in interest and investment income, and an increase in non-cash valuation losses on our equity and preferred investment holdings. The increase in the year ended December 31, 2020 as compared to 2019 is primarily attributable to increases in both our direct and agency premiums, and increases in escrow, title-related and other fees, partially offset by decreases in interest and investment income, and non-cash valuation gains on our equity and preferred investment holdings.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
			(Dollars in Millions)
Title premiums from direct operations	$3,571	41.8%	$2,699	42.9%	$2,381	44.6%
Title premiums from agency operations	4,982	58.2	3,599	57.1	2,961	55.4
Total title premiums	$8,553	100.0%	$6,298	100.0%	$5,342	100.0%

Title premiums increased by 36% in the year ended December 31, 2021 as compared to 2020. The increase is primarily attributable to an increase in Title premiums from direct operations of $872 million, or 32%, and an increase in Title premiums from agency operations of $1,383 million, or 38%. Title premiums increased 18% in the year ended December 31, 2020 as compared to 2019. The increase was a result of an increase in Title premiums from direct operations of $318 million, or 13%, and an increase in Title premiums from agency operations of $638 million, or 22%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2021	2020	2019
Opened title insurance orders from purchase transactions (1)	48.9%	39.0%	56.7%
Opened title insurance orders from refinance transactions (1)	51.1	61.0	43.3
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	44.9%	39.8%	57.6%
Closed title insurance orders from refinance transactions (1)	55.1	60.2	42.4
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the year ended December 31, 2021 as compared to 2020. The increase is primarily attributable to an increase in total closed order volume, driven by an increase in purchase order volume and an increase in fee per file, partially offset by a decline in refinance volume. Title premiums from direct operations increased in 2020 as compared to 2019, primarily due to an increase in total closed order volume, driven by an increase in refinance order volume, partially offset by a decline in total fee per file. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced an increase in closed title insurance order volumes from purchase transactions and a decrease in closed order volume from refinance transactions in the year ended December 31, 2021 as compared to 2020. Total closed order volumes were 2,169,000 in the year ended December 31, 2021 compared to 2,052,000 in the year ended December 31, 2020, an overall increase of 5.7%. The decrease in refinance transactions in 2021 is primarily attributable to the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates in the second half of 2021. Closed order volumes were 2,052,000 in the year ended December 31, 2020 compared with 1,448,000 in the year ended December 31, 2019, an overall increase of 41.7%. The increase in refinance transactions in 2020 is primarily due to lower average interest rates when compared to 2019.
Total opened title insurance order volumes decreased in the year ended December 31, 2021, as compared to 2020. The decrease in the year ended 2021 was attributable to decreased opened title orders from refinance transactions, partially offset by an increase in purchase transactions. Total opened title insurance order volumes increased in the year ended December 31, 2020, as compared to 2019. The increase in the year ended 2020 was attributable to increased opened title orders from purchase and refinance transactions.
The average fee per file in our direct operations was $2,467 in the year ended December 31, 2021, compared to $2,067 in the year ended December 31, 2020. The increase in average fee per file in 2021 as compared to 2020 reflects an increased proportion of purchase transactions relative to total closed orders and a stronger commercial market compared to 2020. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees. The average fee per file in our direct operations in the year ended December 31, 2019 was $2,511. The decrease in average fee per file in 2020 as compared to 2019 reflects an increased proportion of refinance transactions relative to total closed orders and a weaker commercial market compared to the corresponding prior year period.
Title premiums from agency operations increased $1,383 million, or 38%, in the year ended December 31, 2021 as compared to 2020, and increased $638 million, or 22%, in the year ended December 31, 2020 as compared to 2019. The current trends in the agency business reflect an improving residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. In addition, lower mortgage rates have resulted in a surge in refinance business with agents, which is further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.

Escrow, title-related and other fees increased by $446 million, or 16%, in the year ended December 31, 2021 as compared to 2020, and increased by $393 million, or 16%, in the year ended December 31, 2020 as compared to 2019. Escrow fees, which are more closely related to our direct operations, increased by $225 million, or 19%, in the year ended December 31, 2021, as compared to 2020, and increased $271 million, or 30%, in the year ended December 31, 2020 as compared to 2019. The increases in the year ended December 31, 2021 as compared to 2020 are primarily due to the increase in closed order volume. The increase in the year ended December 31, 2020 as compared to 2019 is primarily due to stronger residential refinance revenue, which has relatively higher escrow fees than residential purchase and commercial transactions. Other fees in the Title segment, excluding escrow fees, increased by $221 million, or 14%, in the year ended December 31, 2021 as compared to 2020, and increased $122 million, or 8%, in the year ended December 31, 2020 as compared to 2019. The increase in Other fees in the year ended December 31, 2021 as compared to 2020, and the increase in Other fees in the year ended December 31, 2020 as compared to 2019 was primarily driven by an increase in revenues related to our ServiceLink business in addition to increases in various individually immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations in 2021 and 2020.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $42 million, or 28%, in the year ended December 31, 2021, as compared to 2020, and decreased $51 million in the year ended December 31, 2020 as compared to 2019. The decrease in the year ended December 31, 2021 as compared to 2020 was primarily attributable to decreased average fixed maturity portfolio balances, decreased dividends on preferred and common stocks and a decline in interest on cash and short-term investments. The decrease in the year ended December 31, 2020 as compared to 2019 was primarily driven by a decline in interest income related to the Company's tax-deferred property exchange business and a decline in interest on cash and short-term investments, due to a decline in short-term rates in 2020 as compared to 2019.
Recognized net losses were $393 million in the year ended December 31, 2021. Recognized net gains were $143 million and $326 million in the years ended December 31, 2020 and 2019, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $514 million, or 19%, in the year ended December 31, 2021, as compared to 2020, and increased $216 million, or 8% in the year ended December 31, 2020 as compared to 2019. The increases in the year ended December 31, 2021 as compared to 2020, and the year ended December 31, 2020 as compared to 2019 are primarily attributable to increased commissions driven by the increases in year-over-year closed title order volumes. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 48%, 51% and 54% for the years ended December 31, 2021, 2020 and 2019, respectively. Average employee count in the Title segment was 27,297, 24,638, and 23,484 in the years ended December 31, 2021, 2020 and 2019, respectively.
Other operating expenses increased by $189 million, or 12%, in the year ended December 31, 2021 as compared to 2020, and increased $27 million, or 2%, in the year ended December 31, 2020 compared to 2019. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 25%, 28% and 32% in the years ended December 31, 2021, 2020 and 2019, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$4,982	100.0%	$3,599	100.0%	$2,961	100.0%
Agent commissions	3,821	76.7	2,749	76.4	2,258	76.3
Net retained agent premiums	$1,161	23.3%	$850	23.6%	$703	23.7%

The claim loss provision for title insurance was $385 million, $283 million, and $240 million for the years ended December 31, 2021, 2020, and 2019 respectively. The provision reflects a provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our wholly owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal annuity and life insurance products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our Fixed Indexed Annuity ("FIA") products provide for pre-retirement wealth accumulation and post-retirement income management. Our Indexed Universal Life Insurance ("IUL") products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents, and beginning in 2020, independent broker dealers and banks. Additionally, we provide funding agreements and pension risk transfer ("PRT") solutions to various institutions through consultants and brokers.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), indexed universal life insurance, immediate annuities, funding agreements and pension risk transfer solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. Indexed universal life insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
Under U.S. GAAP, premium collections for fixed indexed annuities, fixed rate annuities, immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of DAC, DSI, and VOBA, other operating costs and expenses, and income taxes.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the statutory reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies, known as the net investment spread. With respect to FIAs/IULs, the cost of hedging our risk includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM” - see Non-GAAP Financial Measures section), the net investment spreads earned on our AUM, our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on average assets under management ("AAUM" - see Non-GAAP Financial Measures section) pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
In June 2021, we established a funding agreement-backed notes program (the “FABN Program”), pursuant to which FGL Insurance may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. We also issue funding agreements through the Federal Home Loan Bank of Atlanta ("FHLB").
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and FGL NY Insurance may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. Life contingent pension risk transfer premiums are included in life insurance premiums and other fees below.
Non-GAAP Financial Measures
In addition to reporting financial results in accordance with GAAP, this document includes non-GAAP financial measures, which the Company believes are useful to help investors better understand its financial performance, competitive position and prospects for the future. Management believes these non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. By disclosing these non-GAAP financial measures, the Company believes it offers investors a greater understanding of, and an enhanced level of transparency into, the means by which the Company’s management operates the Company. Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as a substitute for GAAP net earnings, net earnings attributable to common shareholders, or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are provided within.
Adjusted net earnings attributable to common shareholders ("adjusted net earnings") is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings is calculated by adjusting net earnings (loss) from continuing operations attributable to common shareholders to eliminate:
(i) Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment ("OTTI") losses, recognized in operations; the impact of market volatility on the alternative asset portfolio that differ from management's expectation of returns over the life of these assets; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii) Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost;
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset ("VODA")) recognized as a result of acquisition activities;
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
AUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives;
(ii) related party loans and investments;
(iii) accrued investment income;
(iv) the net payable/receivable for the purchase/sale of investments, and
(v) cash and cash equivalents excluding derivative collateral at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
AAUM is calculated as AUM at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing rate of return on assets available for reinvestment.
Yield on AAUM is calculated by dividing annualized net investment income by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
Alternative investment yield adjustment is the current period yield impact of market volatility on the alternative investment portfolio that differ from management's expectation of returns over the life of these assets. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
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
Sales
Annuity, IUL and funding agreement sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Sales from these products are recorded as deposit liabilities (i.e. contractholder funds) within the Company's consolidated financial statements in accordance with GAAP. PRT sales are recorded as premiums in revenues within the consolidated financial statements. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

F&G Results of Operations
The results of operations of our F&G segment for the year ended December 31, 2021 and seven months ended December 31, 2020 (following our June 1, 2020 acquisition of F&G), were as follows:

	Twelve months ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Revenues:
Life insurance premiums and other fees (a)	$1,395	$138
Interest and investment income	1,852	743
Recognized gains and losses, net	715	352
Total revenues	3,962	1,233
Expenses:
Benefits and other changes in policy reserves	2,138	866
Personnel costs	129	65
Other operating expenses	105	75
Depreciation and amortization	484	123
Interest expense	29	18
Total expenses	2,885	1,147
Earnings before income taxes	1,077	86
Income tax (expense) benefit	(220)	75
Net earnings	$857	$161
Earnings (loss) from discontinued operations, net of tax	8	(25)
Net earnings	$865	$136
(a) Included within Escrow, title-related and other fees in Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment, which are not affected by the June 1, 2020 Business Combination, and are comparable to prior period data:

	Year ended December 31,
	2021	2020
	(In millions)
Fixed indexed annuities (FIA)	$4,310	$3,459
Fixed rate annuities (MYGA)	1,738	776
Total annuity	6,048	4,235
Indexed universal life (IUL)	87	50
Funding agreements (FABN/FHLB)	2,310	200
Pension risk transfer (PRT)	1,147	—
Flow reinsurance	—	352
Total Sales	$9,592	$4,837

•FIA and MYGA sales were strong during the year ended December 31, 2021 compared to the year ended December 31, 2020 and reflect F&G's productive and expanding retail distribution through independent agents, banks and broker dealers.
•Funding agreements and pension risk transfer sales during the year ended December 31, 2021 reflect F&G's expansion into institutional markets during 2021 and are subject to fluctuation period to period.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect premiums on life-contingent pension risk transfers and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as the cost of insurance on IUL policies, policy rider fees primarily on FIA policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Consolidated Statements of Earnings (in millions), for the year ended December 31, 2021 and seven months ended December 31, 2020 (following our June 1 acquisition of F&G):

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Life-contingent pension risk transfer premiums	$1,146	$—
Traditional life insurance premiums	18	13
Life-contingent immediate annuity premiums	13	10
Surrender charges	33	13
Cost of insurance fees and other income	185	102
Life insurance premiums and other fees	$1,395	$138

•Pension risk transfer premiums for the twelve months ended December 31, 2021 reflect new PRT deals for the period.
•Traditional life insurance premiums for the twelve months ended December 31, 2021, and seven months ended December 31, 2020 are related to the return of premium riders on traditional life contracts. FGL Insurance has ceded the majority of its traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider.
•Immediate annuity premiums for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 reflect policyholder behavior for annuitizations.
•Surrender charges for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 reflect amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
•Cost of insurance fees and other income for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 primarily reflects GMWB rider fees of $137 million and $72 million, respectively, and cost of insurance charges on IUL policies, net of unearned revenue deferrals, of $31 million and $22 million, respectively. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities, available-for-sale	$1,213	$643
Equity securities	58	42
Mortgage loans	131	50
Limited partnerships	589	76
Other investments	24	8
Gross investment income	2,015	819
Investment expense	(163)	(76)
Interest and investment income	$1,852	$743
Our net investment spread and AAUM are summarized as follows (annualized) (see Non-GAAP Financial Measures Section):

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(Dollars in millions)
Yield on AAUM (at amortized cost)	5.80%	4.66%
Alternative investment yield adjustment	(1.04)%	0.07%
Adjusted yield on AAUM	4.76%	4.73%
Less: Interest credited and option cost	(1.95)%	(1.99)%
Net investment spread	2.81%	2.74%
AAUM	$31,938	$27,322

•AAUM for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 reflect new business asset flows.
•The $1,852 million NII for the twelve months ended December 31, 2021 was primarily driven by $1,213 million in fixed maturity securities, $589 million of interest and investment income related to our investments in limited partnerships, $24 million in other investments and $131 million in mortgage loans, partially offset by $163 million in investment expenses. The $743 million NII for the seven months ended December 31, 2020 was primarily driven by $643 million in fixed maturity securities, $76 million of interest and investment income related to our investments in limited partnerships, and $50 million in mortgage loans, partially offset by $76 million in investment expenses.
•The alternative investment yield adjustment reflects the yield impact of market volatility on the alternative investment portfolio that differ from management's expectation of returns over the life of these assets.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$58	$179
Change in allowance for expected credit losses	4	(19)
Net realized and unrealized gains (losses) on certain derivatives instruments	614	237
Change in fair value of reinsurance related embedded derivatives	34	(53)
Change in fair value of other derivatives and embedded derivatives	5	8
Recognized gains and losses, net	$715	$352

•For the year ended December 31, 2021 and seven months ended December 31, 2020, net realized and unrealized gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities, partially offset and increased by mark-to-market movement on our equity securities, respectively.
•Allowance for expected credit losses during the year ended December 31, 2021 decreased primarily due to improved economic conditions for residential mortgage loans, partially offset by higher reserves for commercial mortgage loans. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. For the seven months ended December 31, 2020, the expected credit loss reserve increased primarily due to reserves established for residential mortgage loans.
•For the year ended December 31, 2021 and the seven months ended December 31, 2020, net realized and unrealized gains on certain derivative instruments primarily relates to the net realized and unrealized gains on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(Dollars in millions)
Call Options:
Gains on option expiration	$437	$62
Change in unrealized (losses) gains	160	167
Futures contracts:
Gains on futures contracts expiration	9	21
Change in unrealized losses	(1)	(6)
Foreign currency forward:
Gains (losses) on foreign currency forward	9	(7)
Total net change in fair value	$614	$237

Point-to-Point Change in S&P 500 Index during twelve and seven month periods	27%	23%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains on option expiration reflect the movement during the twelve months ended December 31, 2021 and the seven months ended December 31, 2020, on options settled during the period.
•The change in unrealized gains (losses) due to fair value of call options is primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P 500 Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.
The average index credits to policyholders are as follows:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
Average Crediting Rate	5%	3%
S&P 500 Index:
Point-to-point strategy	4%	5%
Monthly average strategy	3%	2%
Monthly point-to-point strategy	7%	—%
3 year high water mark	16%	19%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA and certain IUL contracts (caps, spreads and participation rates), which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
FIA/ IUL market related liability movements	$(378)	$317
Index credits, interest credited & bonuses	1,005	319
Annuity payments	574	74
PRT agreements	1,157	—
Other	(220)	156
Total benefits and other changes in policy reserves	$2,138	$866

•The FIA/IUL market related liability movements during the twelve and seven months ended December 31, 2021 and December 31, 2020, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. Additionally, 2021 includes the system implementation and assumption review process impacts discussed below. The change in risk free rates decreased the FIA market related liability by $145 million and $63 million during the twelve and seven months ended December 31, 2021 and 2020, respectively. During the twelve and seven months ended December 31, 2021 and 2020, the change in non-performance spread decreased the FIA market related liability by $34 million and increased the FIA market related liability by $205 million, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. In addition, during the third quarter of 2021, we implemented a new actuarial valuation system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $397 million.
•The index credits, interest credited and bonuses were primarily due to index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.
•PRT agreements for the twelve months ended December 31, 2021 reflect new PRT deals for the period.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Personnel costs	$129	$65
Other operating expenses	105	75
Total personnel costs and other operating expenses	$234	$140
•Personnel costs for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 primarily reflect employee-related expenses.
•Other operating expenses for the twelve months ended December 31, 2021 and seven months ended December 31, 2020 reflect certain operating expenses other than personnel costs and non-deferred acquisition costs.

Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Amortization of DAC, VOBA, and DSI	$517	$131
Interest	(44)	(22)
Unlocking	(12)	(2)
Amortization of other intangible assets and other depreciation	23	16
Total depreciation and amortization	$484	$123

•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization) and includes the system implementation discussed below. The amortization for the year ended December 31, 2021 and the seven months ended December 31, 2020 is the result of actual gross profits ("AGPs") in the periods.
•Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. In addition, during the third quarter of 2021, we implemented a new actuarial valuations system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit):

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(Dollars in millions)
Income before taxes	$1,077	$86

Income tax expense before valuation allowance	234	(21)
Change in valuation allowance	(14)	(54)
Federal income tax expense (benefit)	$220	$(75)
Effective rate	20%	(87)%
•Income tax benefit for the period ended December 31, 2020 was $75 million. The income tax benefit was primarily driven by various valuation allowance releases as a result of merger activity, partially offset by taxes on income.
•See "Note T - Income Taxes" for further information.

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile net earnings to adjusted net earnings :

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
	(In millions)
Net earnings	$857	$161
Non-GAAP adjustments:
Recognized (gains), net	(319)	(45)
Indexed product related derivatives	(52)	111
Purchase price amortization	26	16
Transaction costs	5	21
Other non-recurring items (a)	(284)	—
Income taxes on non-GAAP adjustments	128	(29)
Adjusted net earnings	$361	$235
(a) Reflects adjustments to benefits and other changes in policy reserves and depreciation and amortization resulting from the implementation of a new actuarial valuation system

•Adjusted net earnings for the twelve months ended December 31, 2021 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $31 million of net favorable mortality primarily driven by the single premium immediate annuity ("SPIA") line of business, partially offset by $(19) million net unfavorable mortality driven by the indexed universal life ("IUL") line of business, $8 million of favorable DAC unlocking and $46 million of other net favorable items, primarily net investment income related to CLO redemptions held at a discount to par.
•Adjusted net earnings for the seven months ended December 31, 2020 primarily reflects net investment income for the period, partially offset by product costs and other expenses, and includes $14 million of net favorable mortality driven by the SPIA line of business, and $72 million of other net favorable items, primarily related to a favorable income tax benefit.

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
As of December 31, 2021 and December 31, 2020, the fair value of our investment portfolio was approximately $39 billion and $31 billion, respectively, and was divided among the following asset classes and sectors:

	December 31, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
	(Dollars in millions)
Fixed maturity securities, available for sale:
United States Government full faith and credit	$50	—%	$45	—%
United States Government sponsored entities	74	—%	106	—%
United States municipalities, states and territories	1,441	4%	1,309	4%
Foreign Governments	205	1%	140	—%
Corporate securities:
Finance, insurance and real estate	5,109	13%	4,572	15%
Manufacturing, construction and mining	932	2%	936	3%
Utilities, energy and related sectors	2,987	8%	2,762	9%
Wholesale/retail trade	2,627	7%	2,106	7%
Services, media and other	3,349	8%	2,793	9%
Hybrid securities	881	2%	963	3%
Non-agency residential mortgage-backed securities	648	2%	694	2%
Commercial mortgage-backed securities	2,964	7%	2,806	9%
Asset-backed securities	4,550	12%	1,999	6%
Collateral loan obligations ("CLO")	4,145	11%	4,268	14%
Total fixed maturity available for sale securities	29,962	77%	25,499	81%
Equity securities (a)	1,171	3%	1,047	3%
Alternative investments:
Private equity	1,181	3%	614	2%
Real assets	340	1%	288	1%
Credit	829	2%	254	1%
Commercial mortgage loans	2,265	6%	926	3%
Residential mortgage loans	1,549	4%	1,123	4%
Other (primarily derivatives and company owned life insurance)	1,305	3%	997	4%
Short term investments	373	1%	456	1%
Total investments	$38,975	100%	$31,204	100%
(a) Includes investment grade non-redeemable preferred stocks ($928 million and $853 million at December 31, 2021 and 2020, respectively).
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

As of December 31, 2021 and December 31, 2020, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $30 billion and $25 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	December 31, 2021		December 31, 2020
	Fair Value	Percent	Fair Value	Percent
Rating	(Dollars in millions)
AAA	$660	2%	$488	2%
AA	2,181	7%	1,590	6%
A	7,667	26%	7,040	28%
BBB	10,462	35%	9,669	38%
Not rated (b)	6,642	22%	4,336	17%
Total investment grade	27,612	92%	23,123	91%
BB	1,372	5%	1,493	6%
B and below (a)	432	1%	612	2%
Not rated (b)	546	2%	271	1%
Total below investment grade	2,350	8%	2,376	9%
Total	$29,962	100%	$25,499	100%
(a) Includes $68 million and $106 million at December 31, 2021 and December 31, 2020, respectively, of non-agency RMBS that carry a NAIC 1 designation.
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

The NAIC uses designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the designation methodologies for these structured securities is to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. Prior to 2021, the NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, were based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. In 2021, the NAIC eliminated the comparison of non-legacy (issued after 2012) bond's amortized cost to the NAIC's loss expectation and instead assigned a NAIC designation based on the loss expectation alone. Several of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The table below presents our fixed maturity securities by NAIC designation as of December 31, 2021 and December 31, 2020 (dollars in millions):

	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%
	December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$11,696	$12,370	49%
2	9,753	10,659	42%
3	1,373	1,595	6%
4	616	700	3%
5	162	174	—%
6	1	1	—%
Total	$23,601	$25,499	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation ("CMO")	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institution	760	2%
Total	$21,812	70%

	December 31, 2020
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
CLO securities	$4,268	16%
Banking	2,592	10%
Whole loan collateralized mortgage obligation ("CMO")	2,343	9%
ABS other	1,873	7%
Life insurance	1,657	6%
Electric	1,548	6%
Municipal	1,308	5%
CMBS	795	3%
Technology	784	3%
Healthcare	658	2%
Total	$17,826	67%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2021 and 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$105	$106	$111	$112
Due after one year through five years	1,724	1,754	1,055	1,107
Due after five years through ten years	2,141	2,201	1,808	1,918
Due after ten years	12,842	13,515	11,436	12,489
	$16,812	$17,576	$14,410	$15,626
Other securities, which provide for periodic payments:
Asset-backed securities	$8,516	$8,695	$1,920	$1,999
CLO securities	—	—	4,021	4,268
Commercial-mortgage-backed securities	2,669	2,964	2,468	2,806
Structured hybrids	5	5	—	—
Residential mortgage-backed securities	722	722	782	800
Subtotal	$11,912	$12,386	$9,191	$9,873
Total fixed maturity available-for-sale securities	$28,724	$29,962	$23,601	$25,499
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $52 million and $75 million as of December 31, 2021, respectively, and $68 million and $94 million as of December 31, 2020, respectively.
The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of December 31, 2021 and December 31, 2020 (dollars in millions):

	December 31, 2021		December 31, 2020
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$116	91%	$153	94%
2	4	3%	1	1%
3	2	2%	2	1%
4	1	1%	3	2%
5	4	3%	3	2%
6	—	—%	—	—%
Total	$127	100%	$162	100%

NRSRO:
AAA	$—	—%	$1	1%
AA	15	12%	4	2%
A	5	4%	17	10%
BBB	12	9%	17	10%
Not rated - Above investment grade (a)	24	19%	19	12%
BB and below	71	56%	104	65%
Total	$127	100%	$162	100%

Vintage:
2007	31	24%	37	23%
2006	34	27%	43	27%
2005 and prior	62	49%	82	50%
Total	$127	100%	$162	100%

(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively. As of December 31, 2020, the CLO and ABS positions were trading at a net unrealized gain position of $247 million and $79 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $258 million and an amortized cost of $247 million as of December 31, 2021) and special revenue bonds (fair value of $1,183 million and amortized cost of $1,138 million as of December 31, 2021).
Across all municipal bonds, the largest issuer represented 7% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 91% of our municipal bond exposure is rated NAIC 1.

Mortgage Loans
We rate all CMLs to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor them for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any CML to be impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the CML is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. For those mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a specific write-down recorded in Recognized gains and losses, net in the Consolidated Statements of Earnings included in Item 8 of Part II of this Annual Report.
LTV and DSC ratios are utilized as part of the review process described above. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.4 times, and a weighted average LTV ratio of 56%. See Note E to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2021 and 2020, were as follows (in millions):

	December 31, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage backed securities	46	316	(2)	(3)	311
Commercial mortgage backed securities	89	616	(1)	(11)	604
Asset backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

	December 31, 2020
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$5	$—	$—	$5
United States Government sponsored agencies	11	23	—	—	23
United States municipalities, states and territories	14	117	—	(2)	115
Foreign Governments	—	—	—	—	—
Corporate securities:
Finance, insurance and real estate	21	347	—	(3)	344
Utilities, energy and related sectors	12	185	—	(3)	182
Wholesale/retail trade	11	86	—	(1)	85
Services, media and other	13	221	—	(7)	214
Hybrid securities	1	1	—	—	1
Non-agency residential mortgage backed securities	29	32	(1)	(1)	30
Commercial mortgage backed securities	19	51	—	(3)	48
Asset backed securities	66	517	—	(18)	499
Total fixed maturity available for sale securities	201	1,585	(1)	(38)	1,546
Equity securities	1	16	—	—	16
Total investments	202	$1,601	$(1)	$(38)	$1,562

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $249 million and $38 million as of December 31, 2021 and 2020, respectively. Most components of the portfolio exhibited price depreciation as treasury rates increased, offset by narrower credit spreads. The total amortized cost of all securities in an unrealized loss position was $11,968 million and $1,601 million as of December 31, 2021 and 2020, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Utilities, energy and related sectors as of December 31, 2021. In the aggregate, Utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021. The average market value/book value of the investment category with the largest unrealized loss position was 97% for Asset backed securities as of December 31, 2020. In the aggregate, Asset backed securities represented 47% of the total unrealized loss position as of December 31, 2020.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) were as follows (dollars in millions):

	December 31, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

	December 31, 2020
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$102	$95	$(6)	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total investment grade	3	102	95	(6)	(1)

Below investment grade:
Less than six months	1	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	—	—	—	—
Total	4	$102	$95	$(6)	$(1)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
At December 31, 2020, our watch list included four securities in an unrealized loss position with an amortized cost of $102 million, allowance for expected credit losses of $6 million, unrealized losses of $1 million and a fair value of $95 million.
The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 36 structured securities to which we had a potential credit disclosure with a fair value of $45 million and $65 million as of December 31, 2021 and 2020, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $8 million and $3 million as of December 31, 2021 and 2020, respectively.
Exposure to Sovereign Debt
Our investment portfolio had no direct exposure to European sovereign debt as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, we also had no material exposure risk related to financial investments in Puerto Rico.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2021 and 2020, refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
See Note F Derivative Financial Instruments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our derivatives and our exposure to credit loss on call options.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues:
Escrow, title-related and other fees	$172	$172	$195
Interest and investment income	—	6	23
Recognized gains and losses, net	12	(7)	(8)
Total revenues	184	171	210
Expenses:
Personnel costs	107	108	134
Other operating expenses	99	148	172
Depreciation and amortization	23	24	24
Interest expense	85	71	47
Total expenses	314	351	377
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(130)	$(180)	$(167)

The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $13 million, or 8% in the year ended December 31, 2021 as compared to 2020, and decreased $39 million, or 19%, in the year ended December 31, 2020 as compared to 2019. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increased Recognized gains and losses, net of approximately $19 million, partially offset by decreased interest and investment income of $6 million associated with a year-over-year reduction in fixed-income investment holdings. The decrease in the year ended December 31, 2020 as compared to 2019 is primarily attributable to valuation losses associated with our deferred compensation plan assets in 2020 and decreased interest and investment income of $17 million associated with a year-over-year reduction in cash holdings.
Personnel costs in the Corporate and Other segment decreased $1 million, or 1% in the year ended December 31, 2021 as compared to 2020, and decreased $26 million, or 19%, in the year ended December 31, 2020 compared to 2019. The decrease in the year ended December 31, 2020 as compared to 2019 is attributable to the aforementioned decrease in the valuation of deferred compensation plan assets compared to the corresponding period in 2019.
Other operating expenses in the Corporate and Other segment decreased $49 million, or 33%, in the year ended December 31, 2021 as compared to 2020, and decreased $24 million, or 14% in the year ended December 31, 2020 as compared to 2019. The decrease in 2021 as compared to 2020 is primarily attributable to a decrease in F&G transaction costs of approximately $38 million and reduced real estate brokerage expenses of $24 million in 2021 related to previous divestitures, partially offset by growth in our real estate technology businesses. The decrease in the year ended December 31, 2020 as compared to 2019 is primarily attributable to the reverse termination fee paid in 2019 related to the abandoned Stewart Information Services Corporation acquisition, partially offset by F&G acquisition costs in 2020
Interest expense increased $14 million, or 20%, in the year ended December 31, 2021 as compared to 2020, and increased $24 million, or 51%, in the year ended December 31, 2020 as compared to 2019. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increased average debt outstanding in 2021 associated with issuance of our 3.20% Notes in September 2021 as well as having a full year outstanding of our 3.40% Notes and our 2.45% Notes issued in 2020. The increase in the year ended December 31, 2020 as compared to 2019 is primarily attributable to increased average debt outstanding in 2020 associated with the Term Loan Credit Agreement, our 3.40% Notes and our 2.45% Notes.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $1.56 per share in 2021, or approximately $446 million to our common shareholders. On February 16, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on March 31, 2022, to FNF common shareholders of record as of March 17, 2022. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors. Additional uses of cash flow are expected to include acquisitions, stock repurchases and debt repayments, including the repayment of $400 million in outstanding principal amount associated with our 5.50% Notes due in September 2022.
As of December 31, 2021, we had cash and cash equivalents of $4,360 million, short term investments of $491 million and available capacity under our Revolving Credit Facility of $800 million. On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due 2051, pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes. For further information related to the 3.20% Notes, refer to Note G Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
Our title insurance subsidiaries generate cash from premiums earned and their respective investment portfolios, and these funds are adequate to satisfy the payments of claims and other liabilities. Due to the magnitude of our title segment investment portfolio in relation to our title claim loss reserves, we do not specifically match durations of our investments to the cash outflows required to pay claims, but do manage outflows on a shorter time frame.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2021, $2,375 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2021 of approximately $831 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2021, 2020, 2019 were $4,090 million, $1,578 million, and $1,121 million respectively. The increase in cash provided by operating activities of $2,512 million in 2021 as compared to 2020 is primarily attributable to the increase in pre-tax earnings in 2021, non-cash valuation changes in equity, preferred and derivative securities of $821 million, increased cash inflows associated with the change in future policy benefits of $726 million, increased cash inflows associated with the change in funds withheld from reinsurers of $865 million, partially offset by gains on sales of investments and other assets of $668 million, increased cash outflows associated with increased deferred policy acquisition costs and deferred sales inducements of $409 million and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes. The primary driver of the increased cash flows associated with the change in future policy benefits in 2021 as compared to 2020 was cash received for PRT transactions associated with our F&G business. The increase in cash provided by operating activities of $457 million in 2020 as compared to 2019 is primarily attributable to the increase in pre-tax earnings in 2020 and the addition of interest credited to contractholder account balances of $750 million in 2020, partially offset by deferred policy acquisition costs and deferred sales inducements of $266 million in 2020, charges assessed to contractholders for mortality and administration of $100 million in 2020, and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2021, 2020, and 2019 were $7,449 million, $2,331 million, and $520 million respectively. The increase in cash used in investing activities of $5,118 million in 2021 as compared to 2020 is primarily associated with increased purchases of investment securities of $11,055 million, increased investment in unconsolidated affiliates of $1,419 million, partially offset by increased proceeds from sales, calls and maturities of investment securities of $6,204 million, increased distributions from unconsolidated affiliates of $250 million and reduced cash outflows associated with acquisitions of $818 million. The increase in cash used in investing activities of $1,811 million in 2020 as compared to 2019 is primarily attributable to the net cash outflow of $1,076 million associated with the F&G acquisition, increased purchases of investment securities of $4,092 million and additional investments in unconsolidated affiliates of $293 million, partially offset by increased sales, calls, and maturities of investment securities of $2,761 million, sales and maturities of short-term investments of $540 million and increased distributions from unconsolidated affiliates of $195 million. The increased activity related to purchases, sales and calls of investment securities in the 2020 period is primarily associated with our F&G segment.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $131 million, $110 million, and $96 million for the year ended December 31, 2021, 2020, and 2019 respectively.
Financing Cash Flows. Our cash flows provided by (used in) financing activities for the year ended December 31, 2021, 2020, and 2019 were $5,000 million and $2,096 million, and $(482) million respectively. The increase in cash provided by financing activities of $2,904 million in 2021 as compared to 2020 is primarily associated with increased cash inflows associated with the change in contractholder accounts of $3,595 million, increased cash inflows associated with the change in secured trust deposits of $304 million and reduced debt service payments of $1,000 million, partially offset by reduced debt offerings and borrowings of $1,797 million and increased purchases of treasury stock of $227 million. The increase in cash provided by financing activities of $2,578 million in 2020 as compared to 2019 is primarily attributable to cash inflows from the offerings of our 3.40% Notes of $648 million and 2.45% Notes of $593 million, and increased cash inflows from contractholder account deposits of $2,967 million, partially offset by increased cash outflows from contractholder withdrawals of $1,327 million, increased purchases of treasury stock of $150 million and the purchase of the outstanding Class A units of ServiceLink held by minority owners of $90 million. The increased activity in contractholder deposits and withdrawals in the 2020 period is associated with our F&G segment.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.
Obligations - Contractual and Other.  As of December 31, 2021, our required annual payments relating to contractual and other obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Notes payable principal repayment	$400	$—	$—	$550	$—	$2,150	$3,100
Operating lease payments	145	116	83	44	26	27	441
Pension and other benefit payments	15	14	13	12	11	90	155
Annuity and universal life products	2,995	3,404	2,975	3,093	3,022	28,962	44,451
Pension risk transfer annuity payments	92	88	85	81	77	875	1,298
Funding agreements (FABN/FHLB)	308	506	855	375	750	649	3,443
Title claim loss estimated payments	210	210	220	179	121	943	1,883
Interest on fixed rate notes payable	132	117	117	117	117	571	1,171
Total	$4,297	$4,455	$4,348	$4,451	$4,124	$34,267	$55,942

As of December 31, 2021, we had title insurance reserves of $1,883 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
We sponsor certain frozen pension and other post-retirement benefit plans. See Note U. Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions. On July 17, 2018, our Board of Directors approved a three-year stock repurchase program effective August 1, 2018 (the "2018 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2021. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We may make repurchases from time to time in the on market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 10,180,000 shares of FNF common stock during the year ended December 31, 2021 for approximately $461 million, or an average of $45.22 per share. Subsequent to December 31, 2021 and through market close on February 23, 2022, we repurchased a total of 250,000 shares for $13 million, or an average of $52.60 under the 2021 Repurchase Program. Since the original commencement of the 2021 Repurchase Program, we repurchased a total of 3,230,000 FNF common shares for an aggregate amount of $161 million, or an average of $49.90 per share.
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
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $30.5 billion and $26.5 billion at December 31, 2021 and 2020, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
We have unfunded investment commitments as of December 31, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E Investments and Note H Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
FHLB Collateral. We are currently a member of the FHLB and are required to maintain a collateral deposit that backs any funding agreements issued. We use these funding agreements as part of a spread enhancement strategy. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes and mortgage-backed securities are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2021 and 2020, we had $1,543 million and $1,203 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our consolidated balance sheet. As of December 31, 2021 and 2020, we had assets with a fair value of approximately $2,420 million and $1,471 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2021 and 2020, respectively, $790 million and $491 million of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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
At December 31, 2021, we had $3,096 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2021, we held $1,263 million in marketable equity securities (not including our investments in preferred securities of $1,401 million and our investments in unconsolidated affiliates of $2,486 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 3.7% of total liabilities at December 31, 2021) is not included in the hypothetical effects.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2021 and 2020, are as follows:
 Interest Rate Risk
At December 31, 2021, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $2.3 billion as compared with a (decrease) increase of $1.3 billion at December 31, 2020.
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
Equity Price Risk
At December 31, 2021, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $126 million, as compared with an increase (decrease) of $196 million at December 31, 2020.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2021, is summarized as follows:

(Dollars in millions)
Duration (years)	Amortized Cost	% of Total
0-4	$17,765	48%
5-9	8,414	23%
10-14	5,619	15%
15-19	4,474	12%
20-30	883	2%
Total	$37,155	100%
Equity Price Risk Related to our F&G Segment
Our F&G segment is exposed to equity price risk through certain insurance products. F&G offers a variety of FIA/ IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on FIA products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in F&G's net earnings. The rate of amortization of intangibles related to FIA/ IUL products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, F&G purchases derivatives to hedge the FIA and IUL equity exposures. The primary way F&G hedges FIA/ IUL equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by F&G. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables F&G to reduce the overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA/ IUL contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA/ IUL contracts. These hedge programs are limited to the current policy term of the FIA/ IUL contracts. Future returns, which may be reflected in FIA/ IUL contracts’ credited rates beyond the current policy term, are not hedged. F&G attempts to manage the costs of these purchases through the terms of its FIA/ IUL contracts, which permit F&G to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA/ IUL contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA/ IUL hedging program does not explicitly hedge GAAP income volatility, the FIA/ IUL hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges, which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, F&G incurs a raw hedging loss.
See Note F Derivative Financial Instruments in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by F&G's net investment spread earnings and futures income. See "Non-GAAP Financial Measures" for further information. For the year ended December 31, 2021 and the seven months ended December 31, 2020, the annual index credits to policyholders on their anniversaries were $628 million and $178 million, respectively. Proceeds received at expiration on options related to such credits were $702 million and $185 million, respectively.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA/ IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. F&G uses a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. F&G intends to continue to adjust the hedging strategy as market conditions and risk tolerance change.
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. F&G's major source of credit risk arises predominantly in its insurance operations’ portfolios of debt and similar securities. The fair value of F&G's fixed maturity portfolio totaled $30 billion and $25 billion at December 31, 2021 and 2020, respectively. F&G's credit risk materializes primarily as impairment losses. F&G is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on its capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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

F&G also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, F&G diversifies exposures among many reinsurers and limits the amount of exposure to each based on credit rating. F&G also generally limits selection of counterparties with which to do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, F&G ensures that collateral is obtained to mitigate risk of loss. The following table presents F&G's reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2021:

(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Reinsurance Company	$1,269	A+	not rated	A+	not rated
Aspida Re	873	A-	not rated	BBB	not rated
Somerset	780	A-	BBB+	not rated	not rated
Security Life of Denver Insurance Company	102	not rated	A-	A-	Baa1
London Life	102	A+	not rated	not rated	not rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2021 that would require an allowance for uncollectible amounts.
For information on concentrations of reinsurance risk, refer to Note O Reinsurance in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
For information on counter party risk associated with our title business, refer to Note H Commitments and Contingencies in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report..
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
Concentrations of Financial Instruments Related to our F&G Segment
As of December 31, 2021, our F&G segment’s most significant investment in one industry, excluding United States ("U.S.") and Foreign Government securities, was its investment securities in the Banking industry with a fair value of $2,919 million or 8% of the invested assets portfolio and an amortized cost of $2,854 million. As of December 31, 2021, F&G’s holdings in this industry include investments in 132 different issuers with the top ten investments accounting for 37% of the total holdings in this industry. As of December 31, 2021, F&G had one issuer, Blackstone Wave Asset Holdco, in which investments exceeded 10% of shareholders' equity and was F&G's largest concentration in any single issuer with a total fair value of $870 million or 2% of the invested assets portfolio. Blackstone Wave Asset Holdco is a special purpose vehicle that holds investments in numerous limited partnership investments. Those limited partnership investments are further diversified by holding interest in multiple individual investments and industries.
Concentrations of Financial and Capital Markets Risk Related to our F&G Segment
Our F&G segment is exposed to financial and capital markets risk, including changes in interest rates and credit spreads, which can have an adverse effect on its results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of F&G’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring F&G to liquidate assets in an unrealized loss position. We attempt to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by F&G’s products. We expect to continue to face these challenges and uncertainties that could adversely affect our results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID:42)	91
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID: 42)	92
Consolidated Balance Sheets as of December 31, 2021 and 2020	96
Consolidated Statements of Earnings for the years ended December 31, 2021, 2020, and 2019	97
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2021, 2020, and 2019	98
Consolidated Statements of Equity for the years ended December 31, 2021, 2020, and 2019	99
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	101
Notes to Consolidated Financial Statements	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters
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

Loss Provision Rate Assumption related to the Reserve for Title Claim Losses
Description of the Matter
The Company’s reserve for title claim losses totaled $1.9 billion as of December 31, 2021. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
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

Value of Business Acquired (VOBA), Deferred Acquisition Costs (DAC), Deferred Sales Inducements (DSI) and secondary guarantee liabilities
Description of the Matter
 At December 31, 2021 VOBA, DAC, and DSI reported within other intangible assets, net totaled $2.0 billion and contractholder funds totaled $35.5 billion, a portion of which related to indexed universal life (IUL)-type and Investment-type contracts with secondary guarantees. As discussed in Note A to the consolidated financial statements, VOBA, DAC, and DSI are generally amortized over the lives of the policies in relation to the emergence of actual gross profits (AGPs) and estimated gross profits (EGPs). Secondary guarantee liabilities on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of secondary guarantees to the present value of the assessments used to provide the secondary guarantees. The assessments are calculated using the same assumptions used in VOBA, DAC, and DSI EGPs. There is significant uncertainty inherent in calculating EGPs and assessments as the calculation is sensitive to management’s best estimate of assumptions such as earned rate, budgeted option costs, surrender rates, mortality, and guaranteed minimum withdrawal benefit (GMWB) utilization. Changes in assumptions, including the Company’s earned rate, budgeted option costs, surrender rates, mortality, and GMWB utilization can have a significant impact on the pattern of EGPs of the underlying business and as a result the amortization of VOBA, DAC and DSI balances. Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends. The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense. Additionally, if experience or assumption changes result in a new benefit ratio, the secondary guarantee liabilities are adjusted to reflect the changes in a manner similar to the unlocking of VOBA, DAC, and DSI.

Auditing the valuation of the Company’s VOBA, DAC, and DSI that are amortized in relation to the emergence of AGPs/EGPs and valuation of secondary guarantee liabilities on IUL-type products or Investment-type contracts was complex because of the highly judgmental nature of the methods used and determination of the assumptions applied to determine the EGPs and assessments. The high degree of judgment was primarily due to the sensitivity of the EGPs and assessments to the methods used and assumptions applied which have a significant effect on the valuation of VOBA, DAC, DSI and secondary guarantee liabilities on IUL-type products or Investment-type contracts.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the VOBA, DAC, DSI, and contractholder funds estimation processes. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions described above.

To evaluate the judgment used by management in determining the EGPs and assessments, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the EGPs and assessments with those used in prior periods. To evaluate the significant assumptions used by management, we compared policyholder behavior assumptions that we identified as being higher risk to prior actual experience, observable market data or management’s estimates of prospective changes in these assumptions. We performed an independent recalculation of EGPs and secondary guarantee liabilities for a sample of product cohorts, which we compared to the actuarial model used by management.

Valuation of Investments in Securities
Description of the Matter
The Company’s fair value of fixed maturity securities totaled $32.0 billion as of December 31, 2021. The fair value of a subset of these securities, including asset backed securities and bonds, is based on non-binding broker quotes as described in Note D to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes is a significant unobservable input, which creates greater subjectivity when determining the fair values.

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

Assumptions related to Fixed Indexed Annuity Embedded Derivative Liability
Description of the Matter
As of December 31, 2021, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $3.9 billion. Certain of the Company’s fixed indexed annuity contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Note D to the consolidated financial statements.

Auditing the valuation of the Company’s fixed indexed annuity embedded derivative was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative. In particular, the fair value was sensitive to the significant assumptions used to determine future policy growth including the mortality, surrender rates, partial withdrawals, GMWB utilization, non-performance spread, and option cost. There is significant uncertainty inherent in determining the mortality, surrender rates, partial withdrawals, GMWB utilization, non-performance spread and option cost assumptions.

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

To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared policyholder behavior assumptions to prior actual experience and management’s estimate of prospective changes in the assumptions. In addition, we compared the nonperformance spread and option costs assumptions to observable market data. We performed an independent recalculation of the embedded derivative for a sample of products for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Jacksonville, Florida
February 25, 2022

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2021 and December 31, 2020, at an amortized cost of $30,705 and $25,577, respectively, net of allowance for credit losses of $8 and $19, respectively, and includes pledged fixed maturity securities of $460 and $455, respectively, related to secured trust deposits	$31,990	$27,587
Preferred securities, at fair value	1,401	1,341
Equity securities, at fair value	1,263	995
Derivative investments	816	548
Mortgage loans, net of allowance for credit losses of $31 and $39 at December 31, 2021 and 2020, respectively.	3,749	2,031
Investments in unconsolidated affiliates	2,486	1,294
Other long-term investments	579	482
Short-term investments, at December 31, 2021 and December 31, 2020 includes pledged short-term investments of $1 and $1, respectively, related to secured trust deposits	491	769
Total investments	42,775	35,047
Cash and cash equivalents, at December 31, 2021 and 2020 includes $480 and $270, respectively, of pledged cash related to secured trust deposits	4,360	2,719
Trade and notes receivables, net of allowance of $32 and $28 at December 31, 2021 and 2020, respectively	557	437
Reinsurance recoverable, net of allowance for credit losses of $20 and $21 at December 31, 2021 and 2020, respectively	3,738	3,211
Goodwill	4,539	4,495
Prepaid expenses and other assets	1,203	997
Lease assets	376	374
Other intangible assets, net	2,557	2,264
Title plants	400	404
Property and equipment, net	185	180
Assets of discontinued operations	—	327
Total assets	$60,690	$50,455
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$35,525	$28,718
Future policy benefits	4,732	4,010
Accounts payable and accrued liabilities	2,696	2,402
Notes payable	3,096	2,662
Reserve for title claim losses	1,883	1,623
Funds withheld for reinsurance liabilities	1,676	806
Secured trust deposits	934	711
Lease liabilities	414	414
Income taxes payable	72	56
Deferred tax liability	205	300
Liabilities of discontinued operations	—	361
Total liabilities	51,233	42,063
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2021 and 2020, respectively; outstanding of 283,778,574 and 291,448,627 as of December 31, 2021 and 2020, respectively, and issued of 325,486,429 and 322,622,948 as of December 31, 2021 and 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,811	5,720
Retained earnings	4,369	2,394
Accumulated other comprehensive earnings	779	1,304
Less: Treasury stock, 41,707,855 shares and 31,174,321 shares as of December 31, 2021 and 2020, respectively, at cost	(1,545)	(1,067)
Total Fidelity National Financial, Inc. shareholders’ equity	9,414	8,351
Non-controlling interests	43	41
Total equity	9,457	8,392
Total liabilities and equity	$60,690	$50,455
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Direct title insurance premiums	$3,571	$2,699	$2,381
Agency title insurance premiums	4,982	3,599	2,961
Escrow, title-related and other fees	4,795	3,092	2,584
Interest and investment income	1,961	900	225
Recognized gains and losses, net	334	488	318
Total revenues	15,643	10,778	8,469
Expenses:
Personnel costs	3,528	2,951	2,696
Agent commissions	3,821	2,749	2,258
Other operating expenses	1,929	1,759	1,681
Benefits and other changes in policy reserves	2,138	866	—
Depreciation and amortization	645	296	178
Provision for title claim losses	385	283	240
Interest expense	114	90	47
Total expenses	12,560	8,994	7,100
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	3,083	1,784	1,369
Income tax expense	713	322	308
Earnings before equity in earnings of unconsolidated affiliates	2,370	1,462	1,061
Equity in earnings of unconsolidated affiliates	64	15	15
Net earnings from continuing operations	2,434	1,477	1,076
Net earnings (loss) from discontinued operations, net of tax	8	(25)	—
Net earnings	2,442	1,452	1,076
Less: Net earnings attributable to non-controlling interests	20	25	14
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$2,422	$1,427	$1,062
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$8.47	$5.11	$3.89
Net earnings (loss) from discontinued operations attributable to FNF common shareholders	0.03	(0.09)	—
Net earnings per share attributable to FNF common shareholders, basic	$8.50	$5.02	$3.89
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$8.41	$5.08	$3.83
Net earnings (loss) from discontinued operations attributable to FNF common shareholders	0.03	(0.09)	—
Net earnings per share attributable to FNF common shareholders, diluted	$8.44	$4.99	$3.83

Weighted average shares outstanding FNF common stock, basic basis	285	284	273
Weighted average shares outstanding FNF common stock, diluted basis	287	286	277
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2021	2020	2019
Net earnings	$2,442	$1,452	1,076
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(413)	1,310	56
Unrealized gain on investments in unconsolidated affiliates (2)	22	3	5
Unrealized (loss) gain on foreign currency translation (3)	(7)	10	4
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(123)	(73)	(9)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	3	(3)	—
Minimum pension liability adjustment (6)	(7)	14	—
Other comprehensive (loss) earnings	(525)	1,261	56
Comprehensive earnings	1,917	2,713	1,132
Less: Comprehensive earnings attributable to non-controlling interests	20	25	14
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,897	$2,688	$1,118

(1)Net of income tax (benefit) expense of $(113) million, $350 million, and $17 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)Net of income tax expense of $7 million, $1 million, and $2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)Net of income tax (benefit) expense of less than $(1) million, $1 million, and $1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(4)Net of income tax expense of $33 million, $18 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)Net of income tax expense (benefit) of $1 million and $(1) million for the years ended December 31, 2021 and 2020, respectively.
(6)Net of income tax (benefit) expense of $(2) million and $4 million for the years ended December 31, 2021 and December 31, 2020, respectively.
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, January 1, 2019	290	$—	$4,500	$641	$(13)	14	$(498)	$(2)	4,628	$344
Exercise of stock options	2	—	39	—	—	—	—	—	39	—
Purchase of additional share in consolidated subsidiaries	—	—	4	—	—	—	—	(18)	(14)	—
Treasury stock repurchased	—	—	—	—	—	2	(85)	—	(85)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	56	—	—	—	56	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(9)	—	—	—	(9)	—
Stock-based compensation	—	—	38	—	—	—	—	—	38	—
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(15)	—	(15)	—
Dividends declared	—	—	—	(347)	—	—	—	—	(347)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)	—
Net earnings	—	—	—	1,062	—	—	—	14	1,076	—
Balance, December 31, 2019	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	$5,365	$344
Exercise of stock options	3	—	62	—	—	—	—	—	62	—
F&G Acquisition	25	—	827	—	—	7	(217)	—	610	—
Purchase of ServiceLink noncontrolling interest	—	—	211	—	—	—	—	47	258	(344)
Treasury stock repurchased	—	—	—	—	—	7	(244)	—	(244)	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	1,310	—	—	—	1,310	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	14	—	—	—	14	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(73)	—	—	—	(73)	—
Stock-based compensation	—	—	39	—	—	—	—	—	39	—
Dividends declared	—	—	—	(389)	—	—	—	—	(389)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(8)	—	(8)	—
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	(3)	—	—	—	(3)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)	—
Net earnings	—	—	—	1,427	—	—	—	25	1,452	—
Balance, December 31, 2020	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—
See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2021	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392
Exercise of stock options	2	—	50	—	—	—	—	—	50
Treasury stock repurchased	—	—	—	—	—	10	(461)	—	(461)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(413)	—	—	—	(413)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	22	—	—	—	22
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	(7)	—	—	—	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(123)	—	—	—	(123)
Stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared	—	—	—	(447)	—	—	—	—	(447)
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(19)	(19)
Net earnings	—	—	—	2,422	—	—	—	20	2,442
Balance, December 31, 2021	325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2021	2020	2019
Cash Flows From Operating Activities:
Net earnings	$2,442	$1,452	$1,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	645	296	178
Equity in earnings of unconsolidated affiliates	(64)	(15)	(15)
(Gain) loss on sales of investments and other assets and asset impairments, net	(588)	80	10
Loss on sale of businesses	14	9	—
Interest credited/index credits to contractholder account balances	805	750	—
Deferred policy acquisition costs and deferred sales inducements	(675)	(266)	—
Charges assessed to contractholders for mortality and administration	(180)	(100)	—
Non-cash lease costs	139	150	147
Operating lease payments	(150)	(152)	(149)
Distributions from unconsolidated affiliates, return on investment	106	—	5
Stock-based compensation cost	43	39	38
Change in NAV of limited partnerships, net	(589)	—	—
Change in valuation of derivatives, equity and preferred securities, net	253	(568)	(328)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	4	40	—
Change in future policy benefits	634	(92)	—
Change in funds withheld from reinsurers	850	(15)	—
Net increase in trade receivables	(120)	(83)	(36)
Net increase in reserve for title claim losses	260	114	21
Net change in income taxes	(18)	24	53
Net change in other assets and other liabilities	279	(85)	121
Net cash provided by operating activities	4,090	1,578	1,121
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	9,796	3,592	831
Proceeds from sales of property and equipment	—	9	4
Fundings of Cannae Holdings Inc. note receivable	—	—	(200)
Proceeds from repayments of Cannae Holdings Inc. note receivable	—	—	200
Additions to property and equipment and capitalized software	(131)	(110)	(96)
Purchases of investment securities	(16,014)	(4,959)	(867)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	266	145	(395)
F&G acquisition	—	(1,076)	—
Other acquisitions/disposals, net of cash acquired	(100)	158	(1)
Additional investments in unconsolidated affiliates	(1,746)	(327)	(34)
Distributions from unconsolidated affiliates, return of investment	491	241	46
Net other investing activities	(11)	(4)	(8)
Net cash used in investing activities	(7,449)	(2,331)	(520)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the Year Ended December 31,

Cash Flows From Financing Activities:	2021	2020	2019
Borrowings	—	1,000	—
Debt offering	449	1,246	—
Debt costs/equity issuance additions	(6)	(22)	—
Debt service payments	—	(1,000)	—
Dividends paid	(446)	(389)	(344)
Subsidiary dividends paid to non-controlling interest shareholders	(19)	(14)	(11)
Exercise of stock options	48	62	39
Net change in secured trust deposits	224	(80)	(31)
Purchase of additional share in consolidated subsidiaries	—	(90)	(3)
Payment of contingent consideration for prior period acquisitions	(5)	(13)	(21)
Payment for shares withheld for taxes and in treasury	(17)	(8)	(15)
Contractholder account deposits	8,166	2,967	—
Contractholder account withdrawals	(2,931)	(1,327)	—
Purchases of treasury stock	(463)	(236)	(86)
Other financing activity	—	—	(10)
Net cash provided by (used in) financing activities	5,000	2,096	(482)
Net increase in cash and cash equivalents	1,641	1,343	119
Cash and cash equivalents at beginning of period	2,719	1,376	1,257
Cash and cash equivalents at end of period	$4,360	$2,719	$1,376
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our wholly-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note J Segment Information.
Recent Developments
3.20% Senior Notes
On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due 2051 (the "3.20% Notes"), pursuant to our registration statement on Form S-3 (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes. For further information related to the 3.20% Notes, refer to Note G Notes Payable.
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
On July 2, 2021, FTAC merged with Alight. The combined company operates as Alight, Inc. and is traded on the New York Stock Exchange ("NYSE") under the symbol "ALIT." As of December 31, 2021 our shares of Alight are fully registered and are included in equity securities within the accompanying Consolidated Balance Sheets.
F&G Enters Funding Agreement Backed Note ("FABN") Market
In June 2021, we established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2021, we had approximately $1.9 billion outstanding under the FABN program. In January 2022, we issued an additional $400 million funding agreement.

F&G Enters Pension Risk Transfer ("PRT") Market
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance") may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. As of December 31, 2021, we closed PRT transactions which represent pension obligations of $1.1 billion.
Merger of Paysafe Limited ("Paysafe") and Foley Trasimene Acquisition Corp. II ("FTAC II")
On December 7, 2020, each of our wholly-owned subsidiaries, FNTIC, Commonwealth Title, Chicago Title and F&G (collectively, the "FTAC II Subscribers"), entered into common stock subscription agreements with Paysafe and FTAC II to purchase in the aggregate $500 million (the "Paysafe Purchase Price") of common shares, par value $0.001 per share, of Paysafe at a purchase price of $10.00 per share ("the PIPE Investment"). On March 30, 2021, FTAC II merged with Paysafe, an exempted limited company incorporated under the laws of Bermuda and a leading integrated payments platform (the "FTAC II Paysafe Merger"), in accordance with the agreement and plan of merger dated December 7, 2020. The newly combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity ("PIPE") commitments and equity of Paysafe.
On March 30, 2021, the FTAC II Subscribers funded the Paysafe Purchase Price and received 50 million common shares of Paysafe. As of December 31, 2021, we hold approximately 7% of the outstanding common shares of Paysafe, which are included in equity securities in the accompanying Consolidated Balance Sheets. In connection with the PIPE Investment, we received a fee of 1.6% of the Paysafe Purchase Price as described in the agreement and plan of merger dated December 7, 2020.
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. In our title segment, our investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests are recorded on the Consolidated Statements of Earnings relating to majority-owned subsidiaries with the appropriate noncontrolling interest that represents the portion of equity not related to our ownership interest recorded on the Consolidated Balance Sheets in each period.
We are also involved in certain entities that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We assess our relationships to determine if we have the ability to direct the activities, or otherwise exert control, to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. See Note E Investments for additional information on our investments in VIEs.
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” ("SOP 03-1") reserves, and deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Changes in prepayment assumptions are accounted for prospectively. In our title segment, realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses FIFO cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of

Earnings. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note E Investments.
Preferred and Equity Securities
Equity and preferred securities held are carried at fair value as of the balance sheet dates. The fair values of our equity and preferred securities are based on quoted prices in active markets, or are valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Recognized gains and losses on sales of our preferred and equity securities are credited or charged to income on a trade date basis, unless the security is a private placement in which case settlement date basis is used.
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
Reinsurance Related Embedded Derivatives
As discussed in Note O Reinsurance, F&G entered into reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018, and ASPIDA Life Re Ltd ("Aspida Re"), effective January 1, 2021, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, the Kubera agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third-party reinsurer. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered to be total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains (losses) on the Consolidated Statements of Earnings.
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
Short-term investments
Short-term investments consist primarily of money market instruments, which are carried at fair value, and commercial paper and loans, which have an original maturity of one year or less and are carried at amortized cost, which approximates fair value.
Investments in Unconsolidated Affiliates
In our F&G segment, we account for our investments in unconsolidated affiliates (primarily limited partnerships) using the equity method and use net asset value ("NAV") as a practical expedient to determine the carrying value. Income from investments in unconsolidated affiliates is included within Interest and investment income in the accompanying Consolidated Statements of Earnings. Recognition of income is delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In our title business we account for our Investments in unconsolidated affiliates using the equity method of accounting and earnings on our investments in unconsolidated affiliates are recorded within Equity in earnings of unconsolidated affiliates within the Consolidated Statements of Earnings.
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
For mortgage-backed and asset-backed securities, included in the fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated cash flows and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in Interest and investment income.
Interest and investment income is presented net of earned investment management fees.
Cash and Cash Equivalents
Highly liquid instruments purchased as part of cash management with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate fair value.
Trade and Notes Receivables
The carrying values reported in the Consolidated Balance Sheets for trade and notes receivables approximate their fair value.
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 69% - 84% reported within three months following closing, an additional 14% - 26% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.7% of agent premiums earned in 2021, 76.4% of agent premiums earned in 2020, and 76.3% of agent premiums earned in 2019. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $113 million and $65 million at December 31, 2021 and 2020, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.

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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2021, 2020 and 2019, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
VOBA, DAC and DSI
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA, DAC, and DSI).
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital, and is sensitive to assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses. DAC consists principally of commissions that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting and persistency bonuses to policyholder account values, which may be deferred to the extent recoverable.
The methodology for determining the amortization of DAC, DSI and VOBA varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities, adjusted for emerging experience and expected trends. For all of the insurance intangibles (DAC, DSI and VOBA), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality, and expense margins. Recognized gains (losses) on investments and changes in fair value of the embedded derivative on our FIA and IUL products are included in actual gross profits in the period realized as described further below. Amortization is reported within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.

Changes in assumptions, including our earned rate (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, we perform quarterly and annual analyses of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the contract issuance or acquisition date with respect to VOBA. The cumulative unlocking adjustment is recognized as a component of current period amortization.
Amortization expense of VOBA, DAC and DSI reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we perform a retrospective unlocking of amortization for those intangibles as actual margins vary from expected margins. This unlocking is reflected within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
For investment-type products, the VOBA, DAC and DSI assets are adjusted for the impact of unrealized gains (losses) on available-for-sale ("AFS") investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames and state licenses, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded no impairment expense to other intangible assets during the years ended December 31, 2021, 2020, or 2019.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $1 million in impairment expense to title plants during the year ended December 31, 2019, for two title plants, which are no longer in use. We reviewed title plants for impairment but recorded no impairment expense related to title plants in the years ended December 31, 2021 or 2020.
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

Contractholder Funds
Contractholder Funds include FIAs, fixed rate annuities, IULs, funding agreements and PRT and immediate annuities contracts without life contingencies. The liabilities for contractholder funds for fixed rate annuities, funding agreements and PRT and immediate annuities contracts without life contingencies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative is carried at fair value in Contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Liabilities for the Guaranteed Minimum Withdrawal Benefits ("GMWB") and Guaranteed Minimum Death Benefit ("GMDB") riders on FIA and DA products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative guaranteed minimum withdrawal and death benefit payments plus interest. The benefit ratio is the ratio of the present value of future guaranteed minimum withdrawal and death benefit payments to the present value of the assessments used to provide the guaranteed minimum withdrawal and death benefit payments using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, DSI and VOBA. The accounting for these GMWB and GMDB benefit liabilities (also referred to as SOP 03-1 liabilities) impact EGPs used to calculate amortization of DAC, DSI and VOBA. The related reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Contractholder funds include funds related to funding agreements that have been issued pursuant to the FABN Program as well as to the Federal Home Loan Bank of Atlanta (" FHLB"), the latter being in the form of advances. Single premiums were received at the initiation of the funding agreements. As of December 31, 2021, we had approximately $1,900 million outstanding under the FABN program, which provides for semi-annual interest payments with principal maturities. Reserves for the FHLB funding agreements totaled $1,543 million and $1,203 million as of December 31, 2021 and 2020, respectively. Additionally, on February 18, 2022, F&G executed a $200 million short term borrowing with the FHLB that matures on March 4, 2022. The FHLB agreements provide a guaranteed stream of payments or provide for a bullet payment at maturity with renewal provisions. In accordance with the FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle our general obligations. The collateral investments had a fair value of $2,420 million and $1,471 million as of December 31, 2021 and 2020, respectively. Payments pursuant to FABN and FHLB funding agreements extend through 2028.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies, life contingent pay-out annuity policies (which includes PRT annuities with life contingencies) are computed using assumptions for investment yields, mortality and withdrawals, with a provision for adverse deviation, based on generally accepted actuarial methods and assumptions at the time of acquisition or contract issue. The investment yield assumption is 4.3% for traditional direct life reserves for all contracts, 4.1% for life contingent pay-out annuities, and ranges from 3.6% to 3.9% for PRT annuities with life contingencies. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder experience adjusted for expected future conditions.
For long-duration contracts the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net GAAP liability (gross reserves less DAC, DSI and VOBA) is less than the gross premium liability, impairment is deemed to have occurred, and the DAC, DSI and VOBA asset balances are reduced until the net GAAP liability is equal to the gross premium liability. If the DAC, DSI and VOBA asset balances are completely written off and the net GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $934 million and $711 million at December 31, 2021 and 2020, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
F&G
In our F&G segment, our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. For arrangements in which F&G follows reinsurance accounting and for most arrangements that are accounted for as separate investment contracts, we present the amounts consistently and on a gross basis in our Consolidated Balance Sheet with the ceded reserves balance presented as a Reinsurance recoverable. Where applicable, deferred gains associated with the reinsurance of insurance and investment contracts will be included within Accounts payable and accrued expenses with the related accretion reflected within Escrow, title-related and other fees on the Consolidated Balance Sheet and Statement of Earnings, respectively. Where applicable, deferred costs associated with the reinsurance of insurance and investment contracts will be included within the Prepaid expense and other assets with the related amortization reflected within Other operating expenses in the Consolidated Balance Sheet and Statement of Earnings, respectively. Premium and expense are recorded net of reinsurance ceded for both insurance and investment contracts.
For some arrangements in which deposit accounting is applied or the arrangement is accounted for as a separate investment contract, the assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheet. F&G intends to apply the offset where there is a right of offset explicit in the reinsurance agreement. See Note O Reinsurance for more details over F&G's reinsurance agreements.
Revenue Recognition
Refer to Note L Revenue Recognition for a description of our accounting for our various revenue streams.
Benefits and Other Changes in Policy Reserves
Benefit expenses for FIAs, fixed rate annuities, IUL policies and funding agreements include interest credited and, for FIA and IUL policies, index credits, to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries range from 0.5% to 6.0% for fixed rate annuities and FIAs combined, 3.0% to 4.8% for IULs, and 0.9% to 2.0% for funding agreements. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the SOP 03-1 reserve for GMWB and GMDB benefits.

Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.
Stock-Based Compensation Plans
We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date using quoted market prices, and recognized over the service period.
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
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million antidilutive instruments outstanding for the years ended December 31, 2021 and 2020. There were no antidilutive instruments outstanding for the year ended December 31, 2019.
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
Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized gain (loss) relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance January 1, 2020	$46	$18	$(11)	$(10)	$43
Reclassification adjustments	(73)	—	—	—	(73)
Other comprehensive earnings	1,307	3	10	14	1,334
Balance December 31, 2020	1,280	21	(1)	4	1,304
Reclassification adjustments	(123)	—	—	—	(123)
Other comprehensive earnings	(410)	22	(7)	(7)	(402)
Balance December 31, 2021	$747	$43	$(8)	$(3)	$779

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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. Additionally, during the third quarter of 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the third quarter of 2021, included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities within contractholder funds and updates to the surrender rates, GMWB utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $425 million and a decrease to intangible assets of $136 million. These model refinements and assumptions are also used in the SOP 03-1 liability for GMWB and GMDB benefits and resulted in an increase in the liability of $28 million. There was no material change to underlying policyholder behavior. The majority of the changes represent one-time adjustments in the third quarter of 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.

Note B — Acquisitions
F&G
On June 1, 2020, we acquired 100% of the outstanding equity of F&G for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement"). In connection with the Merger, we issued approximately 24 million shares of FNF common stock and paid approximately $1.8 billion in cash to former holders of F&G ordinary and preferred shares. On August 26, 2020, we issued an additional 1 million shares of FNF common stock and paid approximately $100 million in cash to Kingfishers, LP., Kingstown Partners Master, LTD., Kingstown Partners II, LP., Kingstown 1740 Fund, LP. and Ktown, LP. (collectively the "Kingstown Dissenters"), who are former owners of F&G common stock. For more information related to the Kingstown Dissenters, refer to Note H Commitments and Contingencies. At closing, all outstanding shares of F&G common stock, excluding shares associated with the liability to former owners, were converted into the right to receive the Merger Consideration (as defined in the Merger Agreement). Additionally, each outstanding F&G Option and F&G Phantom unit was canceled and converted into options to purchase FNF common stock and phantom units denominated in FNF common stock, and each outstanding warrant to purchase F&G common stock was converted into the right to purchase and receive upon exercise $8.18 in cash and .0833 shares of FNF common stock. At closing, our subsidiaries' ownership of F&G common and preferred shares was converted into approximately 7 million shares of FNF common stock, which are reflected as treasury shares in the accompanying Consolidated Financial Statements.

The initial purchase price is as follows (in millions):

Cash paid for outstanding F&G shares	$1,903
Less: Cash Acquired	827
Net cash paid for F&G	1,076
Value of FNF share consideration	806
Value of outstanding converted equity awards attributed to services already rendered	28
Total net consideration paid	$1,910
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805").The purchase price was allocated to F&G's assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is not expected to be deductible for tax purposes, except for $16 million related to a prior F&G transaction.
Pursuant to Topic 805, the financial statements were not retrospectively adjusted for any provisional amount changes that occurred during the measurement period. Rather, we recognized provisional adjustments as we obtained information not available as of the completion of the preliminary fair value calculation. We also recorded, in the same period as the financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, as a result of any changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

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
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the F&G acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Estimated Useful Life (in years)
Other intangible assets:
Value of business acquired	$1,908	Various
Value of distribution network acquired	140	15
Trademarks and licenses	38	10
Software	21	2
Total Other intangible assets	$2,107

We completed our assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. During the year ended December 31, 2021, we recorded measurement period adjustments as of the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Such adjustments resulted in a decrease in Reinsurance recoverable of approximately $289 million, an increase in Other intangible assets of approximately $61 million, a decrease in Future policy benefits of $227 million and various other, individually immaterial items. There was no material impact on Consolidated Statements of Earnings as a result of the measurement period adjustments recorded.

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

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Beginning balance	$1,623	$1,509	$1,488
Change in insurance recoverable	94	34	1
Claim loss provision related to:
Current year	385	283	240
Prior years	—	—	—
Total title claim loss provision	385	283	240
Claims paid, net of recoupments related to:
Current year	(14)	(11)	(11)
Prior years	(205)	(192)	(209)
Total title claims paid, net of recoupments	(219)	(203)	(220)
Ending balance of claim loss reserve for title insurance	$1,883	$1,623	$1,509
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its principal (collectively, the “Named Companies”). Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain through her former company, ANI, or other affiliates to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend they were told that under California state law, alcoholic beverage license applicants are required to deposit into escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited.
The following lawsuits are pending in the Superior Court of San Diego County for the State of California and have been set for jury trial on December 2, 2022. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, and ABC Funding Strategies, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. The Named Companies have reached a conditional settlement with the members of ABC Funding Strategies, LLC plaintiffs under confidential terms.
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
On June 29, 2020, a lawsuit styled, Susan Heller Fenley Separate Property Trust, DTD 03/04/2010, Susan Heller Fenley Inherited Roth IRA, Shelley Lynn Tarditi Trust and ROJ, LLC v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses in excess of $6 million as a result of the alleged fraud scheme, and seek statutory, treble, and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others.
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named

Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others.
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
On October 1, 2020, a lawsuit styled, Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $75 million, as well as consequential and punitive damages. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. The Named Companies have reached a conditional settlement with the Ovation plaintiffs under confidential terms.
On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme, and seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others.
The following matters pending in the Superior Court of San Diego County for the State of California have conditionally settled under confidential terms: Yuan Yu and Polly Yu v. Chicago Title Co., et al., and Blake E. Allred and Melissa M. Allred v. Chicago Title Co., et al.

Additionally, in connection with the alcoholic beverage license scheme, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the United States District Court for the Southern District of California against Ms. Champion-Cain and certain of her affiliated entities asserting claims for securities fraud. A receiver was appointed by the court to preserve the assets of the defendant affiliated entities (the “receivership entities”), pay their debts, operate the businesses and pursue any claims they may have against third-parties. Pursuant to the authority granted to her by the federal court on the SEC action, on January 7, 2022, a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co., was filed in San Diego County Superior Court by the receiver on behalf of the receivership entities against the Named Companies. The receiver seeks compensatory, incidental, consequential, and punitive damages, and seeks the recovery of attorneys’ fees. In turn, the Named Companies have filed a motion in the SEC action seeking permission to sue ANI, via the receiver, to pursue indemnity and other claims against the receivership entities as joint tortfeasors.

Chicago Title Company has also resolved a number of other pre-suit claims and previously-disclosed lawsuits from both individual and groups of alleged investors under confidential terms. Based on the facts and circumstances of the remaining claims, including applicable insurance coverage and the settlements already reached, the Company has recorded reserves included in its reserve for title claim losses which it believes are adequate to cover losses related to this matter, and believes that its reserves for title claim losses are adequate.

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

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$4,360	$—	$—	$4,360	$4,360
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	8,695	8,695
Commercial mortgage-backed securities	—	2,944	35	2,979	2,979
Corporates	37	15,322	1,135	16,494	16,494
Hybrids	132	780	—	912	912
Municipals	—	1,458	43	1,501	1,501
Residential mortgage-backed securities	—	731	—	731	731
U.S. Government	394	—	—	394	394
Foreign Governments	—	266	18	284	284
Equity securities	1,206	—	9	1,215	1,215
Preferred securities	506	893	2	1,401	1,401
Derivative investments	—	816	—	816	816
Short term investments	168	2	321	491	491
Other long-term investments	—	—	78	78	78
Total financial assets at fair value	$6,803	$27,948	$5,600	$40,351	$40,351
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	3,883	3,883
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	73	—	73	73
Total financial liabilities at fair value	$—	$73	$3,883	$3,956	$3,956

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,719	$—	$—	$2,719	$2,719
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,916	1,350	6,266	6,266
Commercial mortgage-backed securities	—	2,803	26	2,829	2,829
Corporates	25	13,421	1,289	14,735	14,735
Hybrids	175	815	4	994	994
Municipals	—	1,360	43	1,403	1,403
Residential mortgage-backed securities	—	342	483	825	825
U.S. Government	342	—	—	342	342
Foreign Governments	—	176	17	193	193
Equity securities	791	—	5	796	796
Preferred securities	490	851	—	1,341	1,341
Subscription agreements (1)	—	199	—	199	199
Derivative investments	—	548	—	548	548
Short term investments	769	—	—	769	769
Other long-term investments	—	—	50	50	50
Total financial assets at fair value	$5,311	$25,431	$3,267	$34,009	$34,009
Liabilities
Fair value of future policy benefits	—	—	5	5	5
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,404	3,404	3,404
Reinsurance related embedded derivatives, included in other liabilities	—	101	—	101	101
Total financial liabilities at fair value	$—	$101	$3,409	$3,510	$3,510

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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2021 or December 31, 2020.

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
The fair value of futures contracts (specifically for FIA contracts) represents the cumulative unsettled variation margin (open trade equity, net of cash settlements), which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA/ IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2021 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A Business and Summary of Significant Accounting Policies regarding the implementation of a new actuarial valuation system and assumption updates during the three-months ended September 30, 2021. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Kubera (effective October 31, 2021, this agreement was novated from Kubera to Somerset) and Aspida Re are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. Please see Note O Reinsurance for further discussion on F&G reinsurance agreements.
Other long-term investments
We hold a fund-linked note which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the available-for-sale embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date.  The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since FGL Insurance will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note F Derivative Financial Instruments.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2021 and December 31, 2020 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021
	(in millions)			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.7% (97.06%)
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70%)
Commercial mortgage-backed securities	11	Third Party Valuation	Offered quotes	97.91% -97.91% (97.91%)
Corporates	380	Broker-quoted	Offered quotes	0.00% - 109.69% (100.91%)
Corporates	741	Third-Party Valuation	Offered quotes	85.71% - 119.57% (107.72%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (62.00%)
Municipals	43	Third-Party Valuation	Offered quotes	135.09% - 135.09% (135.09%)
Foreign governments	18	Third-Party Valuation	Offered quotes	107.23% - 116.44% (110.11%)
Short-term	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	2	Income-Approach	Yield	2.43%
Equity securities	3	Broker Quoted	Offered quotes	$6.23 - $6.23 ($6.23)
Equity securities	2	Black Scholes model	Risk Free Rate	1.00% - 1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	12.70% - 12.70% (12.70%)
		Market Comparable Company Analysis	EBITDA multiple	5.9x - 5.9x (5.9x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x - 8x
Total financial assets at fair value	$5,600
Liabilities
Future policy benefits	—	Discounted cash flow	Non-performance spread	0.50%
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	0.00% - 38.72% (3.16%)
			Swap rates	0.05% - 1.94% (1.00%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.26%)
			Partial withdrawals	2.00% - 23.26% (2.72%)
			Non-performance spread	0.43% - 1.01% (0.68%)
			Option cost	0.07% - 4.97% (1.83%)
Total financial liabilities at fair value	$3,883

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2020
	(in millions)			December 31, 2020
Assets
Asset-backed securities	$1,175	Broker-quoted	Offered quotes	85% - 126.15% (103.96%)
Asset-backed securities	175	Third-Party Valuation	Offered quotes	0.00% - 107.25% (79.87%)
Commercial mortgage-backed securities	26	Broker-quoted	Offered quotes	131.59% - 131.59% (131.59%)
Corporates	388	Broker-quoted	Offered quotes	75.20% - 114.68% ( 103.36%)
Corporates	901	Third-Party Valuation	Offered quotes	88.42% - 125.83% (109.47%)
Hybrids	4	Third-Party Valuation	Offered quotes	112.06% - 112.06% ( 112.06%)
Municipals	43	Third-Party Valuation	Offered quotes	133.53% - 133.53% (133.53%)
Residential mortgage-backed securities	483	Broker-quoted	Offered quotes	112.58% - 112.58% (112.58%)
Foreign governments	17	Third-Party Valuation	Offered quotes	107.87% - 113.80% (109.72%)
Preferred securities	1	Income-Approach	Yield	2.61%
Equity securities	1	Black Scholes model	Risk Free Rate	0.29% - 0.29% (0.29%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	1.00% - 1.00% (1.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	3	Discounted Cash Flow	Discount rate	10.60% - 10.60% (10.60%)
		Market Comparable Company Analysis	EBITDA multiple	6.6x - 6.6x (6.6x)
Other long-term assets:
Available-for-sale embedded derivative	27	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Total financial assets at fair value	$3,267
Liabilities
Future policy benefits	$5	Discounted cash flow	Non-performance spread	0.00%
			Risk margin to reflect uncertainty	0.50%
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	3,404	Discounted cash flow	Market value of option	0.00% - 67.65% (2.25%)
			Treasury rates	0.08% - 1.65% (0.87%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 55.00% (5.24%)
			Partial withdrawals	2.00% - 3.50% (2.58%)
			Non-performance spread	0.74% - 0.74% (0.74%)
			Option cost	0.05% - 16.61% (2.25%)
Total financial liabilities at fair value	$3,409

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2021 and 2020, respectively. F&G related activity for the year ended December 31, 2020 in the table below is comprised of the period from June 1, 2020 through December 31, 2020 only. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$(1)	$(8)	$3,417	$(97)	$(595)	$(107)	$3,959	$4
Commercial mortgage-backed securities	26	—	(3)	12	—	—	—	35	1
Corporates	1,289	8	(40)	161	(23)	(247)	(13)	1,135	23
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	(1)	14	—	(102)	(394)	—	22
Foreign Governments	17	—	1	—	—	—	—	18	2
Short-term	—	—	2	820	—	(501)	—	321	—
Preferred securities	1	(1)	1	1	—	—	—	2	—
Equity securities	4	2	—	3	—	—	—	9	—
Other long-term assets:
Available-for-sale embedded derivative	27	7	—	—	—	—	—	34	—
Credit linked note	23	—	—	—	—	—	—	23	—
Investment in affiliate	—	—	—	21	—	—	—	21	—
Total assets at Level 3 fair value	$3,267	$15	$(48)	$4,449	$(120)	$(1,449)	$(514)	$5,600	$59
Liabilities
Future policy benefits	$5	$—	$—	$—	$(4)	$(1)	$—	$—	$—
FIA/ IUL embedded derivatives, included in contractholder funds	3,404	479	—	—	—	—	—	3,883	—
Total liabilities at Level 3 fair value	$3,409	$479	$—	$—	$(4)	$(1)	$—	$3,883	$—
(a) The net transfers out of Level 3 during the year ended December 31, 2021 were to Level 2.

	Year ended December 31, 2020
	(in millions)
	Balance at Beginning of Period	F&G Acquisition	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
			Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$—	$854	$(1)	$21	$633	$(1)	$(133)	$(23)	$1,350	$10
Commercial mortgage-backed securities	—	26	—	—	—	—	—	—	26	—
Corporates	17	1,238	(3)	59	110	—	(87)	(45)	1,289	43
Hybrids	—	4	—	—	—	—	—	—	4	—
Municipals	—	38	—	5	—	—	—	—	43	5
Residential mortgage-backed securities	—	534	—	7	11	—	(62)	(7)	483	—
Foreign Governments	—	16	—	1	—	—	—	—	17	1
Preferred securities	—	1	—	—	—	—	—	—	1	—
Equity securities	1	—	1	—	2	—	—	—	4	—
Other long-term assets:
Available-for-sale embedded derivative	—	20	7	—	—	—	—	—	27	—
Credit linked note	—	23	—	—	—	—	—	—	23	—
Other long-term investment	120	—	(61)	—	—	—	—	(59)	—	—
Total assets at Level 3 fair value	$138	$2,754	$(57)	$93	$756	$(1)	$(282)	$(134)	$3,267	$59
Liabilities
Future policy benefits	$—	$5	$—	$—	$—	$—	$—	$—	$5	$—
FIA/ IUL embedded derivatives, included in contractholder funds	—	2,852	552	—	—	—	—	—	3,404	—
Total liabilities at Level 3 fair value	$—	$2,857	$552	$—	$—	$—	$—	$—	$3,409	$—
(a) The net transfers out of Level 3 during the year ended December 31, 2020 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed universal life policies ("IULs"), funding agreements and PRT and immediate annuity contracts without life contingencies. The FIA/ IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$72	$72
Commercial mortgage loans	—	—	2,265	2,265	2,168
Residential mortgage loans	—	—	1,549	1,549	1,581
Policy loans	—	—	39	39	39
Other invested assets	—	—	57	57	57
Company-owned life insurance	—	—	333	333	333
Trade and notes receivables, net of allowance	—	—	557	557	557
Total	$—	$72	$4,800	$4,872	$4,807

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$27,448	$27,448	$31,529
Debt	—	3,218	—	3,218	3,096
Total	$—	$3,218	$27,448	$30,666	$34,625

	December 31, 2020
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$66	$—	$66	$66
Commercial mortgage loans	—	—	926	926	903
Residential mortgage loans	—	—	1,123	1,123	1,128
Policy loans	—	—	33	33	33
Other invested assets	—	—	28	28	28
Company-owned life insurance	—	—	305	305	305
Trade and notes receivables, net of allowance	—	—	437	437	437
Total	$—	$66	$2,852	$2,918	$2,900

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$21,719	$21,719	$25,199
Debt	—	2,896	—	2,896	2,662
Total	$—	$2,896	$21,719	$24,615	$27,861
The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or the net asset value ("NAV") per share practical expedient (in millions):

	December 31, 2021	December 31, 2020
Investments in unconsolidated affiliates (equity method of accounting)	$136	$146
Equity securities (NAV)	48	—
Investments in unconsolidated affiliates (NAV)	2,350	1,148
	$2,534	$1,294

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

Note E — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net income (loss). The Company’s consolidated investments are summarized as follows (in millions):

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695	$8,695
Commercial mortgage-backed securities	2,684	(2)	308	(11)	2,979	2,979
Corporates	15,822	—	830	(158)	16,494	16,494
Hybrids	838	—	74	—	912	912
Municipals	1,445	—	67	(11)	1,501	1,501
Residential mortgage-backed securities	731	(3)	7	(4)	731	731
U.S. Government	393	—	3	(2)	394	394
Foreign Governments	276	—	9	(1)	284	284
Total available-for-sale securities	$30,705	$(8)	$1,518	$(225)	$31,990	$31,990

	December 31, 2020
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$5,941	$—	$343	$(18)	$6,266	$6,266
Commercial mortgage-backed/asset-backed securities	2,490	—	342	(3)	2,829	2,829
Corporates	13,582	(16)	1,184	(15)	14,735	14,735
Hybrids	914	—	80	—	994	994
Municipals	1,333	—	72	(2)	1,403	1,403
Residential mortgage-backed securities	806	(3)	23	(1)	825	825
U.S. Government	332	—	10	—	342	342
Foreign Governments	179	—	14	—	193	193
Total available-for-sale securities	$25,577	$(19)	$2,068	$(39)	$27,587	$27,587

Securities held on deposit with various state regulatory authorities had a fair value of $22,343 million and $16,714 million at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, the Company held no material investments that were non-income producing for a period greater than twelve months.
At December 31, 2021 and 2020, the Company's accrued interest receivable balance was $253 million and $235 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $2,469 million and $1,622 million at December 31, 2021 and 2020, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2021		December 31, 2020
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$426	$431	$466	$463
Due after one year through five years	2,998	3,051	2,171	2,295
Due after five years through ten years	2,389	2,458	2,116	2,255
Due after ten years	12,930	13,608	11,560	12,624
	18,743	19,548	16,313	17,637
Other securities, which provide for periodic payments:
Asset-backed securities	8,516	8,695	5,941	6,266
Commercial mortgage-backed securities	2,684	2,979	2,490	2,829
Structured hybrids	31	37	27	30
Residential mortgage-backed securities	731	731	806	825
	11,962	12,442	9,264	9,950
Total fixed maturity available-for-sale securities	$30,705	$31,990	$25,577	$27,587

Allowance for Current Expected Credit Loss
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
The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category was as follows (in millions):

	Year Ended December 31, 2021
		Additions				Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities		For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$—	$(1)	$(2)		$—	$—	$—	—	$(3)
Commercial mortgage-backed securities	—	(2)	—	—	—	—	—	—	—	(2)
Corporates	(16)	—	—	4		—	—	8	4	—
Hybrids	—	—	—	—		—	—	—	—	—
Residential mortgage-backed securities	(3)	—	—	—		—	—	—	—	(3)
Total available-for-sale securities	$(19)	$(2)	$(1)	$2		$—	$—	$8	$4	$(8)

	Year ended December 31, 2020
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$2	$—	$—	$—	$—
Corporates	—	(16)	(16)	7	3	4	2	(16)
Hybrids	—	—	(3)	—	3	—	—	—
Residential mortgage-backed securities	—	2	(7)	1	1	—	—	(3)
Total available-for-sale securities	$—	$(7)	$(35)	$10	$7	$4	$2	$(19)
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

Purchased credit-deteriorated available-for-sale debt securities	December 31, 2021	December 31, 2020
Purchase price	$4	$265
Allowance for credit losses at acquisition	1	35
Discount (or premiums) attributable to other factors	—	84
AFS purchased credit-deteriorated par value	$5	$384

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows (dollars in millions):

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	603	(11)	1	—	604	(11)
Corporates	5,391	(132)	394	(26)	5,785	(158)
Hybrids	3	—	—	—	3	—
Municipals	410	(5)	85	(6)	495	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	219	(2)	4	—	223	(2)
Foreign Government	82	(1)	5	—	87	(1)
Total available-for-sale securities	$11,443	$(185)	$646	$(40)	$12,089	$(225)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,056
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						68
Total number of available-for-sale securities in an unrealized loss position						2,124

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$477	$(18)	$—	$—	$477	$(18)
Commercial mortgage-backed securities	51	(3)	—	—	51	(3)
Corporates	$865	$(15)	$36	$—	$901	$(15)
Hybrids	1	—	—	—	1	—
Municipals	115	(2)	—	—	115	(2)
Residential mortgage-backed securities	30	(1)	—	—	30	(1)
U.S. Government	11	—	—	—	11	—
Total available-for-sale securities	$1,550	$(39)	$36	$—	$1,586	$(39)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						222
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						11
Total number of available-for-sale securities in an unrealized loss position						233

We determined the increase in unrealized losses was caused by the increasing treasury rates, offset by narrower credit spreads. Specific to asset-backed and mortgage-backed securities for which an expected credit loss was not determined, the effect of any increased expectations of underlying collateral defaults have not risen to the level of impacting the tranches of those securities.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 7% of our total investments at December 31, 2021. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	1%	$19	2%
Industrial - General	497	23%	302	33%
Mixed Use	13	1%	12	1%
Multifamily	894	41%	165	18%
Office	343	16%	140	15%
Retail	121	6%	142	17%
Other	204	8%	125	14%
Student Housing	83	4%	—	—%
Total commercial mortgage loans, gross of valuation allowance	$2,174	100%	$905	100%
Allowance for expected credit loss	(6)		(2)
Total commercial mortgage loans	$2,168		$903

U.S. Region:
East North Central	$137	6%	$61	7%
East South Central	79	4%	80	9%
Middle Atlantic	293	13%	100	11%
Mountain	236	11%	48	5%
New England	149	7%	79	9%
Pacific	649	30%	333	37%
South Atlantic	459	21%	133	15%
West North Central	12	1%	13	1%
West South Central	160	7%	58	6%
Total commercial mortgage loans, gross of valuation allowance	$2,174	100%	$905	100%
Allowance for expected credit loss	(6)		(2)
Total commercial mortgage loans	$2,168		$903
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
All of our investments in CMLs had a loan-to-value ("LTV") ratio of less than 75% at December 31, 2021, as measured at inception of the loans unless otherwise updated.

The following tables presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2021
LTV Ratios:
Less than 50%	$626	$33	$9	$668	31%	$745	33%
50% to 60%	470	—	—	470	22	481	21
60% to 75%	1,036	—	—	1,036	47	1,039	46
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%

December 31, 2020
LTV Ratios:
Less than 50%	$519	$18	$—	$537	60%	$557	60%
50% to 60%	237	9	—	246	27	251	27
60% to 75%	122	—	—	122	13	119	13
Commercial mortgage loans	$878	$27	$—	$905	100%	$927	100%

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of December 31, 2021 and 2020, we had no CMLs that were delinquent in principal or interest payments.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans current performance, underlying collateral type, location, contractual life, LTV, and DSC. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on commercial mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due).
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 4% of our total investments at December 31, 2021. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	December 31, 2021
U.S. State:	Unpaid Principal Balance	% of Total
Florida	$231	15%
Texas	167	10
New Jersey	150	10
All Other States (1)	1,027	65
Total mortgage loans	$1,575	100%
(1) The individual concentration of each state is less than or equal to 9%.

	December 31, 2020
U.S. State:	Unpaid Principal Balance	% of Total
California	$164	15%
Florida	188	16%
New Jersey	96	8%
All Other States (1)	704	61%
Total residential mortgage loans	$1,152	100%
(1) The individual concentration of each state is less than 8%.
    Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs was as follows (dollars in millions):

	December 31, 2021		December 31, 2020
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,533	95%	$1,059	91%
Non-performing	73	5	106	9%
Total residential mortgage loans, gross of valuation allowance	$1,606	100%	$1165	100%
Allowance for expected loan loss	(25)	—	(37)	—%
Total residential mortgage loans	$1,581	100%	$1128	100%

Loans segregated by risk rating exposure were as follows (in millions):

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
Over 90 days past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1,301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$311	$545	$68	$42	$62	$2	$1,030
30-89 days past due	2	22	2	—	—	—	26
Over 90 days past due	26	74	3	—	—	—	103
Total residential mortgages	$339	$641	$73	$42	$62	$2	$1,159
Commercial mortgages
Current (less than 30 days past due)	$542	$—	$6	$—	$11	$346	$905
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$542	$—	$6	$—	$11	$346	$905

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$120	$229	$—	$6	$—	$313	$668
50% to 60%	267	192	—	—	—	11	470
60% to 75%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1301	$543	$—	$6	$—	$324	$2174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1301	$543	$—	$6	$—	$324	$2174

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Commercial mortgages
LTV
Less than 50%	$228	$—	$6	$—	$—	$303	$537
50% to 60%	192	—	—	—	11	43	246
60% to 75%	122	—	—	—	—	—	122
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Commercial mortgages
DSCR
Greater than 1.25x	$542	$—	$6	$—	$11	$319	$878
1.00x - 1.25x	—	—	—	—	—	27	27
Less than 1.00x	—	—	—	—	—	—	—
Total commercial mortgages	$542	$—	$6	$—	$11	$346	$905
Non-accrual loans by amortized cost were as follows (in millions):

Amortized cost of loans on non-accrual	December 31, 2021	December 31, 2020
Residential mortgage:	$72	$99
Commercial mortgage:	—	—
Total non-accrual loans	$72	$99

Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2021 and 2020.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. At December 31, 2021 and 2020, we had $72 million and $99 million, respectively, of mortgage loans that were over 90 days past due, of which $39 million and $24 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic challenges for mortgage debtors related to COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to COVID-19.

Allowance for Expected Credit Loss
We estimate expected credit losses for our residential mortgage loan portfolio using a probability of default/loss given default model. Significant inputs to this model include the loans' current performance, underlying collateral type, location, contractual life, LTV, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
The allowances for our mortgage loan portfolio is summarized as follows:

	Year ended December 31, 2021			Seven months ended December 31, 2020
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$37	$2	$39	—	—	—
Provision for loan losses	(12)	4	(8)	$30	$2	$32
For initial credit losses on purchased loans accounted for as PCD financial assets	—	—	—	7	—	7
Ending Balance	$25	$6	$31	$37	$2	$39

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of December 31, 2021 and 2020.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Fixed maturity securities, available-for-sale	$1,267	$708	$70
Equity securities	23	19	10
Preferred securities	63	59	24
Mortgage loans	131	50	—
Invested cash and short-term investments	7	8	34
Limited partnerships	589	76	—
Tax deferred property exchange income	16	33	72
Other investments	32	25	19
Gross investment income	2,128	978	229
Investment expense	(167)	(78)	(4)
Interest and investment income	$1,961	$900	$225

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net realized gains (losses) on fixed maturity available-for-sale securities	$111	$102	$(6)
Net realized/unrealized gains (losses) on equity securities (2)	(434)	241	309
Net realized/unrealized gains (losses) on preferred securities (3)	(14)	15	28
Realized gains (losses) on other invested assets	8	(25)	(13)
Change in allowance for expected credit losses	8	(37)	—
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	456	76	—
Unrealized gains on certain derivative instruments	159	161	—
Change in fair value of reinsurance related embedded derivatives (1)	34	(53)	—
Change in fair value of other derivatives and embedded derivatives	6	8	—
Realized gains on derivatives and embedded derivatives	655	192	—
Recognized gains and losses, net	$334	$488	$318
(1) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Somerset effective October 31, 2021) and Aspida Re.
(2) Includes net valuation (losses) gains of $(436) million, $248 million and $299 million for the years ended December 31, 2021 2020, and 2019 respectively.
(3) Includes net valuation (losses) gains of $(14)million, $(40) million, and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Proceeds	$4,749	$1,946	$614
Gross gains	158	116	4
Gross losses	(49)	(12)	(9)
Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While the Company participates in the benefits from VIEs in which it invests, but does not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under common control with the Company. It is for this reason that the Company is not considered the primary beneficiary for the VIE investments that are not consolidated.
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our Consolidated Balance Sheets. In addition, we invest in structured investments which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note H - Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs:

	December 31, 2021		December 31, 2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in unconsolidated affiliates	$2,350	$3,496	$1,156	$1,550
Fixed maturity securities	12,382	12,802	9,873	9,513
Total unconsolidated VIE investments	$14,732	$16,298	$11,029	$11,063

Investment with Related Party
Included in equity securities as of December 31, 2021 and 2020 are 5,775,598 and 5,706,134 shares, respectively, of Cannae common stock (NYSE: CNNE). The fair value of our related party investment based on quoted market prices was $203 million and $253 million  as of December 31, 2021 and December 31, 2020, respectively. In order to maintain the tax-free treatment of the November 17, 2017 split-off of Cannae Holdings, Inc. we are required to dispose of these shares by November 17, 2022.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	December 31, 2021	December 31, 2020
Assets:
Derivative investments:
Call options	$816	$548
Other long-term investments:
Other embedded derivatives	33	27
	$849	$575

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,883	$3,404
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	73	101
	$3,956	$3,505

The change in fair value of derivative instruments included in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Year Ended	Seven Months Ended
	December 31, 2021	December 31, 2020
Net investment gains (losses):
Call options	$597	$229
Futures contracts	8	15
Foreign currency forwards	9	(7)
Other derivatives and embedded derivatives	5	8
Reinsurance related embedded derivatives	34	(53)
Total net investment gains	$653	$192

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives	$479	$552

Additional Disclosures
FIA/ IUL Embedded Derivative and Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/ IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. Our FIA/IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and our risk tolerance changes.
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

Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42

		December 31, 2020
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA-/*/A+	$1,932	$75	$32	$43
Morgan Stanley	A/A2/BBB+	1,503	40	41	—
Barclay's Bank	A+/A1/A	4,639	180	169	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,276	86	85	1
Wells Fargo	A+/A2/BBB+	2,900	106	105	1
Goldman Sachs	A/A3/BBB+	634	15	15	—
Credit Suisse	A/Aa3/A+	1,373	27	25	2
Truist	A+/A2/A	652	19	19	—
Total		$15,909	$548	$491	$58
(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2021 and 2020, counterparties posted $790 million and $491 million, respectively, of collateral, of which $576 million and $415 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $42 million at December 31, 2021 and $58 million at December 31, 2020.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
We held 329 and 384 futures contracts at December 31, 2021 and 2020, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million and $4 million at December 31, 2021 and 2020, respectively.

Reinsurance Related Embedded Derivatives
As discussed in Note O Reinsurance, F&G entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain MYGA and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for FGL Insurance to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements.

Note G — Notes Payable
Notes payable consists of the following:

	December 31, 2021	December 31, 2020
	(In millions)
4.50% Notes, net of discount	$444	$443
5.50% Notes, net of discount	400	399
3.40% Notes, net of discount	643	643
2.45% Notes, net of discount	593	592
3.20% Notes, net of discount	443	—
Revolving Credit Facility	(4)	(4)
5.50% F&G Notes	577	589
	$3,096	$2,662

On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due 2051, pursuant to our registration statement on Form S-3 ASR (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes.
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2021, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the Securities and Exchange Commission ("SEC"). The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay the remaining $260 million outstanding indebtedness under our prior term loan credit agreement dated April 22, 2020, among us, as borrower, various lenders, and Bank of American N.A., as administrative agent (the "Term Loan"), which provided for an aggregate principal borrowing of $1.0 billion and which we entered into to fund a portion of the acquisition of F&G and (ii) for general corporate purposes.
On June 12, 2020, we completed our underwritten public offering of $650 million aggregate principal amount of the 3.40% Notes due 2030 (the “3.40% Notes”) pursuant to an effective registration statement filed with the SEC. The net proceeds from the registered offering of the 3.40% Notes were approximately $642 million, after deducting underwriting discounts, and commissions and offering expenses. We used the net proceeds from the offering (i) to repay $640 million of the then outstanding principal amount under the Term Loan, and (ii) for general corporate purposes.
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

Gross principal maturities of notes payable at December 31, 2021 are as follows (in millions):
2022	$400
2023	—
2024	—
2025	550
2026	—
Thereafter	2,150
$3,100

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million and $13 million as of December 31, 2021 and 2020, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. The Company’s Board of Directors (“Board”) designated a Special Litigation Committee (the “SLC”) consisting of three of the Board’s Directors, and authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board gave the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit.

On January 24, 2022, the SLC, acting on behalf of FNF, and the other parties to the lawsuit reached an agreement in principle to settle the action subject to various terms and conditions. The settlement will be presented to the court for approval, and if approved, is expected to be finalized during the second quarter of 2022.
On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, have asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock in connection with the acquisition. They seek a judicial determination of the fair value of their shares of F&G stock under the law of the Cayman Islands, together with interest. The parties have exchanged expert reports, and the matter is scheduled for trial during the second quarter of 2022. We do not believe the result in either case will have a material adverse effect on our financial condition.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $30.5 billion and $26.5 billion at December 31, 2021 and 2020, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2021 and 2020 related to these arrangements.

F&G Commitments
The Company has unfunded investment commitments as of December 31, 2021 and 2020 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class is included below (in millions):

	December 31, 2021	December 31, 2020
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,146	$394
Whole loans	589	—
Fixed maturity securities, ABS	306	384
Other fixed maturity securities, AFS	119	48
Other assets	156	135
Commercial mortgage loans	44	—
Residential mortgage loans	—	6
Total	$2,360	$967
See Note A - Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
As discussed in Note O - F&G Reinsurance, to enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than then the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. At December 31, 2021, the amount funded under the NPA was insignificant.

Note I — Dividends
On February 16, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on March 31, 2022, to FNF common shareholders of record as of March 17, 2022.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result, the year ended December 31, 2021 and the seven months ended December 31, 2020 include our F&G segment.
As of and for the year ended December 31, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$8,553	$—	$—	$8,553
Other revenues	3,228	1,395	172	4,795
Revenues from external customers	11,781	1,395	172	13,348
Interest and investment income, including recognized gains and losses	(284)	2,567	12	2,295
Total revenues	11,497	3,962	184	15,643
Depreciation and amortization	138	484	23	645
Interest expense	—	29	85	114
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	2,136	1,077	(130)	3,083
Income tax expense (benefit)	511	220	(18)	713
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	1,625	857	(112)	2,370
Equity in earnings of unconsolidated affiliates	58	—	6	64
Net earnings (loss) from continuing operations	$1,683	$857	$(106)	$2,434
Assets	$9,663	$48,730	$2,297	$60,690
Goodwill	2,517	1,756	266	4,539

As of and for the year ended December 31, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,298	$—	$—	$6,298
Other revenues	2,782	138	172	3,092
Revenues from external customers	9,080	138	172	9,390
Interest and investment income, including recognized gains and losses	294	1,095	(1)	1,388
Total revenues	9,374	1,233	171	10,778
Depreciation and amortization	149	123	24	296
Interest expense	1	18	71	90
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,878	86	(180)	1,784
Income tax expense (benefit)	432	(75)	(35)	322
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,446	161	(145)	1,462
Equity in earnings of unconsolidated affiliates	14	—	1	15
Net earnings (loss)	$1,460	$161	$(144)	$1,477
Assets	$9,211	$39,714	$1,530	$50,455
Goodwill	2,478	1,751	266	4,495

As of and for the year ended December 31, 2019:

	Title	Corporate and Other	Total
	(In millions)
Title premiums	$5,342	$—	$5,342
Other revenues	2,389	195	2,584
Revenues from external customers	7,731	195	7,926
Interest and investment income, including recognized gains and losses	528	15	543
Total revenues	8,259	210	8,469
Depreciation and amortization	154	24	178
Interest expense	—	47	47
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,536	(167)	1,369
Income tax expense (benefit)	363	(55)	308
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,173	(112)	1,061
Equity in earnings of unconsolidated affiliates	13	2	15
Net earnings (loss)	$1,186	$(110)	$1,076
Assets	$9,071	$1,606	$10,677
Goodwill	2,462	265	2,727

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
•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance. This segment also provides funding agreements and pension risk transfer solutions.
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

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid for:
Interest	$112	$73	$44
Income taxes	653	315	251
Deferred sales inducements	90	46	—
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$—	$609	$—
Investments received from pension risk transfer premiums	316	—	—
Change in proceeds of sales of investments available for sale receivable in period	(160)	(4)	1
Change in purchases of investments available for sale payable in period	18	14	(1)
Change in treasury stock purchases payable in period	(3)	8	(1)
Change in accrued dividends payable in period	1	1	2
Lease liabilities recognized in exchange for lease right-of-use assets	47	44	36
Remeasurement of lease liabilities	87	48	101
Liabilities assumed in connection with acquisitions (excluding F&G)(1)
Fair value of assets acquired	85	32	1
Less: Total Purchase price	59	24	1
Liabilities and noncontrolling interests assumed	$26	$8	$—
(1) For further information related to the acquisition of F&G, refer to Note B Acquisitions

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2021	2020	2019
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$3,571	$2,699	$2,381
Agency title insurance premiums	Agency title insurance premiums	Title	4,982	3,599	2,961
Life insurance premiums, insurance and investment product fees, and other (1)	Escrow, title-related and other fees	F&G	1,395	138	—
Home warranty	Escrow, title-related and other fees	Title	185	181	177
Total revenue from insurance contracts			10,133	6,617	5,519
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	1,395	1,170	899
Other title-related fees and income	Escrow, title-related and other fees	Title	888	724	639
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	396	368	389
Real estate technology	Escrow, title-related and other fees	Corporate and other	142	112	110
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	—	25	39
Other	Escrow, title-related and other fees	Corporate and other	30	36	46
Total revenue from contracts with customers			2,851	2,435	2,122
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	364	338	285
Interest and investment income	Interest and investment income	Various	1,961	900	225
Recognized gains and losses, net	Recognized gains and losses, net	Various	334	488	318
Total revenues	Total revenues		$15,643	$10,778	$8,469
(1) Includes $1,146 of life-contingent pension risk transfer premiums in 2021
Our Direct title insurance premiums are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Regulation of title insurance rates varies by state. Premiums are charged to customers based on rates predetermined in coordination with each states' respective Department of Insurance. Cash associated with such revenue is typically collected at closing of the underlying real estate transaction. Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete.
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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue ("UREV") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
Premium and annuity deposit collections for FIA, fixed rate annuities, immediate annuities and PRT without life contingency, and amounts received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities include net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of DAC, DSI, and VOBA, other operating costs and expenses, and income taxes.
Premiums, annuity deposits (net of reinsurance) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year ended	Seven months ended
	December 31, 2021	December 31, 2020
Product Type
Fixed indexed annuities	4,420	1,966
Fixed rate annuities	878	631
Funding agreements (FABN/FHLB)	2,658	100
Life insurance and other (a)	329	152
Total	$8,285	$2,849
(a) Life insurance and other primarily includes indexed universal life insurance.
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
Interest and investment income consists primarily of interest payments received on fixed maturity security holdings and dividends received on equity and preferred security holdings along with the investment income of limited partnerships.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, primarily related to revenue from our home warranty business, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2021	December 31, 2020
	(In millions)
Trade receivables	$524	$404
Deferred revenue (contract liabilities)	144	117

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2021 and 2020, we recognized $106 million and $103 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note M — Intangibles
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Purchase price allocation adjustments	61	—	—	61
Deferrals	—	585	90	675
Amortization	(436)	(46)	(35)	(517)
Interest	30	13	1	44
Unlocking	13	1	(2)	12
Adjustment for net unrealized investment losses (gains)	51	(14)	(2)	35
Balance at December 31, 2021	$1,185	$761	$88	$2,034

	VOBA	DAC	DSI	Total
Balance at January 1, 2020	$—	$—	$—	$—
F&G acquisition	1,847	—	—	1,847
Deferrals	—	251	46	297
Amortization	(120)	(6)	(5)	(131)
Interest	20	2	—	22
Unlocking	2	—	—	2
Adjustment for net unrealized investment gains	(283)	(25)	(5)	(313)
Balance at December 31, 2020	$1,466	$222	$36	$1,724

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the Consolidated Statements of Earnings. As of December 31, 2021 and 2020, the VOBA balances included cumulative adjustments for net unrealized investment gains of $232 million and $283 million respectively, the DAC balances included cumulative adjustments for net unrealized investment gains of $39 million and $25 million, respectively, and the DSI balance included net unrealized investment gains of $7 million and $5 million, respectively.

For the in-force liabilities as of December 31, 2021, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2022	$2
2023	159
2024	158
2025	152
2026	140
Thereafter	806

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2021 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$803	$(651)	$152	10
Computer software	488	(307)	181	2 to 10
Value of distribution asset (VODA)	140	(25)	115	15
Definite lived trademarks, tradenames, and other	49	(33)	16	10
Indefinite lived tradenames and other	59	N/A	59	Indefinite
Total			$523

Other intangible assets as of December 31, 2020 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$783	$(596)	$187	10
Computer software	416	(262)	154	2 to 10
Value of distribution Asset (VODA)	140	(10)	130	15
Definite lived trademarks, tradenames, and other	73	(39)	34	10
Indefinite lived tradenames and other	35	N/A	35	Indefinite
Total			$540
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships and computer software, was $135 million, $138 million, and $131 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2021, is $116 million in 2022, $93 million in 2023, $61 million in 2024, $44 million in 2025 and $34 million in 2026.

Note N — Goodwill
A summary of the changes in Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2019	$2,462	$—	$265	$2,727
Goodwill associated with acquisitions	16	1,751	1	1,768
Balance, December 31, 2020	$2,478	$1,751	$266	$4,495
Goodwill associated with acquisitions	38	—	—	38
Adjustments to prior year acquisitions	1	5	—	6
Balance, December 31, 2021	$2,517	$1,756	$266	$4,539

Note O — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. If the underlying policy being reinsured is an insurance contract, F&G follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract. Refer to Note A - Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements.

The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the twelve and seven months ended December 31, 2021 and December 31, 2020 were as follows (in millions):

	Twelve months ended		Seven months ended
	December 31, 2021		December 31, 2020
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$1,314	$3,282	108	976
Assumed	—	—	—	1
Ceded	(137)	(1,144)	(85)	(111)
Net	$1,177	$2,138	23	866

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the year ended December 31, 2021 or the seven months ended December 31, 2020. F&G did not commute any ceded reinsurance treaties during the year ended December 31, 2021 or the seven months ended December 31, 2020.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. For the seven months ended December 31, 2020, the expected credit loss reserve increased from $0 to $21 million. During the year ended December 31, 2021, the expected credit loss reserve decreased by $1 million to $20 million.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
On January 15, 2021, F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021. The effects of this agreement are accounted for as a separate investment contract.
F&G has an indemnity reinsurance agreement with Hannover Re, a third party reinsurer, to cede a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees associated with an in-force block of its FIA and fixed deferred annuity contracts. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $21 million and $12 million during the year ended December 31, 2021 and the seven months ended December 31, 2020, respectively in relation to this reinsurance agreement.
F&G entered into a reinsurance agreement with Kubera, a third party reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third party reinsurer. This agreement cedes GAAP and statutory reserves of approximately $1 billion. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note A - Business and Summary of Significant Accounting Policies.
F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of FIA policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was amended to increase the ceded reserves from approximately $4 billion to approximately $10 billion. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. F&G incurred risk charge fees of $5 million and $4 million during the year ended December 31, 2021 and the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. At December 31, 2021, the amount funded under the NPA was insignificant.
Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $2 million and $1 million during the year ended December 31, 2021 and the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”), Aspida Re, and Somerset that could have a material impact on our financial position in the event that Wilton Re, Aspida Re, or Somerset fail to perform their obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of December 31, 2021. Aspida Re has an A- issuer credit rating from AM Best and a BBB issuer credit rating from Fitch as of December 31, 2021, and the risk of non-performance is further mitigated through the funds withheld arrangement. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of December 31, 2021, and the risk of non-performance is further mitigated through the funds withheld arrangement. At December 31, 2021, the net amount recoverable from Wilton Re, Aspida Re, and Somerset were $1,269 million, $873 million, and $780 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Wilton Re, Aspida Re, and Somerset for periodic treaty settlements are collectible as of December 31, 2021.
Intercompany Reinsurance Agreements
F&G has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method ("CARVM") liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $85 million available to draw on as of December 31, 2021. The facility may terminate earlier than the current termination date of October 1, 2022, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. ("FGLH") is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2021 and December 31, 2020, Raven Re’s statutory capital and surplus was $62 million and $29 million, respectively, in excess of the minimum level required under the Reimbursement Agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.

Note P — Regulation and Equity

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
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2021 and 2020 was lower by approximately $29 million and $28 million than if we had reported such amounts in accordance with NAIC SAP.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2021, the combined statutory unearned premium reserve required and reported for our title insurers was $1,742 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2021, $2,375 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2022, our title insurers can pay or make distributions to us of approximately $831 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,903 million and $1,699 million as of December 31, 2021 and 2020, respectively. The combined statutory net earnings of our title insurance subsidiaries were $936 million, $629 million, and $583 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2021.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2021.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
F&G
Through our wholly owned F&G subsidiary, our U.S. insurance subsidiaries, FGL NY Insurance, and Raven Re, file financial statements with state insurance regulatory authorities and the NAIC that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect DAC, DSI and VOBA, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
Our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned insurance subsidiaries were as follows (in millions):

	Subsidiary (state/country of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)
Statutory Net Income (loss):
Year ended December 31, 2021	$351	$4	$9

Statutory Capital and Surplus:
December 31, 2021	$1,522	$99	$115

	Subsidiary (state/country of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)
Statutory Net (Loss) income:
Seven months ended December 31, 2020	$(46)	$(2)	$12

Statutory Capital and Surplus:
December 31, 2020	$1,249	$93	$84
(a) FGL NY Insurance and Raven Re are subsidiaries of FGL Insurance, and the columns should not be added together.

FGL Insurance, FGL NY Insurance and Raven Re's respective statutory capital and surplus satisfies the applicable minimum regulatory requirements.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. We monitor the RBC of FGLH’s insurance subsidiaries. As of December 31, 2021, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
Our insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent, our wholly owned F&G subsidiary, without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. In addition, and pursuant to an order issued by the Iowa Commissioner on November 28, 2017, FGL Insurance may not pay any dividend or other distribution to shareholders prior to November 28, 2020 without the prior approval of the Iowa Commissioner. As of December 31, 2021 and 2020, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $38 million and $151 million to its parent, respectively.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $106 million and $144 million decrease to statutory capital and surplus at December 31, 2021 and 2020, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $85 million at December 31, 2021 and 2020.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $0 million at December 31, 2021 and by $5 million at December 31, 2020. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $30 million as of December 31, 2021 and would be $(6) million as of December 31, 2020, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent as discussed in Note O F&G Reinsurance. FGL Insurance’s statutory carrying value of Raven Re was $115 million and $84 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.
Equity
On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024, replacing the prior stock repurchase program that expired on July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2021, we repurchased a total of 10,180,000 FNF common shares for an aggregate of $461 million or an average of $45.22 per share. Subsequent to December 31, 2021 and through market close on February 23, 2022, we repurchased a total of 250,000 shares for $13 million, or an average of $52.60 under this program.

Note Q - Leases
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for us to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2021.
Our operating leases range in term from one to ten years. As of December 31, 2021, the weighted-average remaining lease term of our operating leases was 4.0 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of December 31, 2021 the weighted-average discount rate used to determine our operating lease liability was 3.4%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Earnings and was $139 million, $150 million and $146 million for the years ended December 31, 2021, 2020 and 2019, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2021 are as follows (in millions):

2022	$145
2023	116
2024	83
2025	44
2026	26
Thereafter	27
Total operating lease payments, undiscounted	$441
Less: present value discount	27
Lease liability, at present value	$414
See Note K. Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Note R - Property and Equipment

Property and equipment consist of the following:
	December 31,
	2021	2020
	(In millions)
Furniture, fixtures and equipment	$239	$230
Data processing equipment	210	186
Leasehold improvements	121	115
Buildings	79	78
Land	14	14
Other	5	5
Total property and equipment, gross	668	628
Accumulated depreciation and amortization	(483)	(448)
Total property and equipment, net	$185	$180
Depreciation expense on property and equipment was $45 million, $48 million, and $42 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note S - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2021	2020
	(In millions)
Salaries and incentives	$537	$519
Accrued benefits	447	373
Deferred revenue	144	117
Contingent consideration - acquisitions	30	11
Trade accounts payable	129	115
Accrued recording fees and transfer taxes	14	21
Accrued premium taxes	59	36
Liability for policy and contract claims	109	88
Retained asset account	148	144
Remittances and items not allocated	39	158
Option collateral liabilities	576	415
Funds withheld embedded derivative	73	101
Other accrued liabilities	391	304
	$2,696	$2,402

Note T — Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current	$656	$379	$268
Deferred	57	(57)	40
	$713	$322	$308
Total income tax expense was allocated as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net earnings from continuing operations	$713	$322	$308
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments	(141)	332	16
Unrealized gain on foreign currency translation and cash flow hedging	—	1	1
Minimum pension liability adjustment	(2)	4	—
Total income tax (benefit) expense allocated to other comprehensive earnings	(143)	337	17
Total income taxes	$570	$659	$325
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.6	2.5	1.7
Stock compensation	(0.2)	(0.3)	(0.8)
Tax credits	(0.2)	(0.4)	(0.1)
Consolidated partnerships	(0.1)	(0.3)	(0.2)
Tax gain on parent shares held	0.5	—	—
Valuation allowance for deferred tax assets	(0.3)	(3.0)	—
Change in tax status benefit	—	(2.0)	—
Non-deductible expenses and other, net	0.8	0.5	0.9
Effective tax rate	23.1%	18.0%	22.5%

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$111	$94
Net operating loss carryforwards	27	17
Accrued liabilities	1	12
Allowance for uncollectible accounts receivable	5	5
Pension plan	2	—
Tax credits	77	59
State income taxes	8	4
Capital loss carryover	41	35
Basis difference held-for-sale	—	19
Life insurance and claim related adjustments	854	861
Funds held under reinsurance agreements	52	85
Other	33	13
Total gross deferred tax asset	1,211	1,204
Less: valuation allowance	33	45
Total deferred tax asset	$1,178	$1,159
Deferred Tax Liabilities:
Title plant	$(52)	$(56)
Amortization of goodwill and intangible assets	(140)	(148)
Other investments	—	(7)
Other	(2)	(23)
Investment securities	(401)	(601)
Depreciation	(29)	(17)
Partnerships	(182)	(83)
Value of business acquired	(249)	(308)
Derivatives	(68)	(38)
Deferred acquisition costs	(102)	(6)
Transition reserve on new reserve method	(34)	(43)
Funds held under reinsurance agreements	(74)	(58)
Title Insurance reserve discounting	(50)	(63)
Total deferred tax liability	$(1,383)	$(1,451)
Net deferred tax liability	$(205)	$(292)

Our net deferred tax liability was $205 million and $292 million as of December 31, 2021 and 2020, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability for investment securities decreased by $200 million primarily due to unrealized losses recorded on investment securities, of which $97 million was related to unrealized losses in our Title segment and $103 million was related to unrealized losses in our F&G segment's life insurance business. The deferred tax liability relating to partnerships increased by $99 million, primarily due to increased investments in higher yield partnerships by F&G and the related unrealized gains. The F&G segment's life insurance business’ deferred tax liability relating to VOBA decreased by $59 million due to GAAP amortization. The deferred tax liability related to deferred acquisition costs increased by $96 million, which is consistent with the growth in sales in our F&G segment. The deferred tax liability relating to derivatives in our F&G segment increased by $30 million due to unrealized gains on call options. The deferred tax asset related to credit carryovers increased by $18 million, of which $11 million related to our F&G segment's life insurance business and $7 million related to Title segment. The deferred tax asset for basis differences held-for-sale was reduced by $19 million due to the sale of an F&G entity. The reinsurance receivable deferred tax asset decreased by $33 million and the reinsurance receivable deferred tax liability increased by $16 million, both due to unrealized gains in the funds withheld portfolios within our F&G segment.
As of December 31, 2021, we have net operating losses ("NOLs") on a pretax basis of $129 million, of which $53 million related to our Title segment and $76 million related to our F&G segment's life insurance business, which are available to carryforward and offset future federal taxable income. The NOLs are U.S. federal NOLs arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc., ServiceLink/THL Corporations and F&G. Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation. These losses will begin to expire in year 2023 and we fully anticipate utilizing these losses prior to expiration with the exception of $24 million of gross net operating losses that are offset by a $24 million valuation allowance in the title segment.
As of December 31, 2021 and 2020, we had $77 million and $59 million of tax credits, respectively, which expire between 2025 and 2041. The credits primarily consist of general business credits from historical acquisitions, including $32 million associated with our F&G segment's life insurance business. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $28 million on the general business credits in our title segment.

As of December 31, 2021 and 2020, the balance of unrecognized tax benefits which would, if recognized, favorably affect our effective tax rate was $24 million and $28 million, respectively. Interest and penalties accrued on income tax uncertainties are recorded as a component of income tax expense and were $1 million as of December 31, 2021 and 2020. It is reasonably possible that as a result of the carryback request and approval of the Joint Committee of Taxation, unrecognized tax benefits could decrease as much as $58 million within the next 12 months. This reserve relates to a timing difference.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2021	2020
Beginning balance	$64	$7
Additions based on positions taken in current year	—	58
Reductions related to statute of limitation lapses and audit payments	(4)	(1)
Ending balance	$60	$64

F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2021 includes $52 million of tax receivables related to F&G subsidiaries that file separate tax returns. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2020 includes $20 million of tax receivables and $8 million in deferred tax assets related to F&G subsidiaries who file separate tax returns.
The Internal Revenue Service (“IRS”) has selected us to participate in the Compliance Assurance Program that is a real-time audit. We are currently under audit by the IRS for the 2021 through 2022 tax years. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2017 through 2021 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. F&G is not currently under examination by the IRS.

Note U - Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2021, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $24 million, $30 million, and $28 million to the ESPP in the years ended December 31, 2021, 2020, and 2019, respectively, in accordance with our matching contribution.
FNF 401(k) Profit Sharing Plan
During the three-year period ended December 31, 2021, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $36 million, $31 million, and $29 million for the years ended December 31, 2021, 2020, and 2019, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.

Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2021, there were 1,639,226 shares of restricted stock and 996,113 stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2021, there were 718,641 shares of restricted stock and 1,527,936 stock options outstanding under the F&G Omnibus Plan.

FNF stock option transactions under the Omnibus Plan for 2021, 2020, and 2019 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, January 1, 2019	7,543,787	$20.55	7,530,137
Exercised	(2,009,112)	19.61
Canceled	(4,550)	25.34
Balance, December 31, 2019	5,530,125	$20.88	5,530,125
Exercised	(3,208,712)	18.45
Balance, December 31, 2020	2,321,413	$24.24	2,321,413
Exercised	(1,325,300)	23.28
Balance, December 31, 2021	996,113	$25.53	996,113

FNF stock option transactions under the F&G Omnibus Plan for 2021 and 2020 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, January 1, 2020	—	$—	—
Options assumed in connection with the F&G acquisition	2,411,585	36.04
Exercised	(109,159)	27.64
Canceled	(299,736)	38.41
Balance, December 31, 2020	2,002,690	$36.14	1,021,671
Exercised	(474,754)	36.68
Canceled	—	—
Balance, December 31, 2021	1,527,936	$35.97	1,072,584

FNF restricted stock transactions under the Omnibus Plan in 2021, 2020, and 2019 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	1,821,238	$32.35
Granted	640,698	45.84
Canceled	(14,937)	31.94
Vested	(929,823)	30.98
Balance, December 31, 2019	1,517,176	$38.90
Granted	1,006,058	33.40
Canceled	(11,604)	38.93
Vested	(795,075)	37.60
Balance, December 31, 2020	1,716,555	$36.26
Granted	772,189	48.27
Canceled	(7,577)	37.20
Vested	(841,941)	36.15
Balance, December 31, 2021	1,639,226	$41.97

FNF restricted stock transactions under the F&G Omnibus Plan in 2021 and 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	—	$—
Granted	474,025	34.13
Canceled	(24,155)	34.47
Balance, December 31, 2020	449,870	$34.11
Granted	311,081	48.28
Canceled	(12,437)	33.40
Vested	(29,873)	34.59
Balance, December 31, 2021	718,641	$40.24

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2021:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $25.53	996,113	0.83	$25.53	$27	996,113	0.83	$25.53	$27
$25.54 - $27.53	359,510	3.98	27.53	9	292,101	3.98	27.53	7
$27.54 - $28.00	45,734	4.60	28.00	1	24,854	4.60	28.00	1
$28.01 - $35.89	34,106	4.87	35.89	1	6,821	4.87	35.89	—
$35.90 - $39.10	1,088,586	4.05	39.10	14	748,808	3.77	39.1	10
	2,524,049			$52	2,068,697			$45

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2021, 2020 and 2019 was $52 million, $50 million, and $29 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2021, 2020 and 2019 was $43 million, $25 million, and $42 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2021, 2020 and 2019 was $32 million, $50 million, and $48 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $43 million for the year ended December 31, 2021, $39 million for the year ended December 31, 2020, and $38 million for the year ended December 31, 2019, which are included in personnel costs in the reported financial results of each period.
At December 31, 2021, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $71 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.75 years.

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
The discount rate used to determine the benefit obligation as of December 31, 2021 and 2020 was 2.35% and 1.85%, respectively. As of December 31, 2021 and 2020, the projected benefit obligation was $154 million and $153 million, respectively, and the fair value of plan assets was $145 million and $157 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.

Note V - Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
 In the normal course of business, we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.
We generate a significant amount of title insurance premiums in Texas, California, Florida, Pennsylvania and Illinois. Title insurance premiums as a percentage of the total title insurance premiums written from those five states are detailed as follows:

	2021	2020	2019
California	14.6%	15.2%	14.3%
Texas	13.0%	12.3%	13.8%
Florida	9.3%	8.6%	9.2%
Pennsylvania	5.1%	4.8%	4.7%
Illinois	5.1%	5.0%	5.1%
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

Note W - Recent Accounting Pronouncements
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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance simplifies the measurement of goodwill impairment by removing step 2 of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this standard as of January 1, 2020 and are applying this guidance on a prospective basis. The overall effect of Topic 350 had no impact to the Consolidated Financial Statements upon adoption.

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
In December 2019, the FASB issued ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies various aspects of the income tax accounting guidance and will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard as of January 1, 2021, and it had no impact on our Consolidated Financial Statements upon adoption.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments in this update clarify that callable debt securities should be re-evaluated each reporting period to determine if the amortized cost exceeds the amount repayable by the issuer at the next earliest call date, and, if so, the excess should be amortized to the next call date. We adopted this standard as of January 1, 2021 and are applying this guidance on a prospective basis. This standard had no impact on our Consolidated Financial Statements upon adoption.
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
In December 2021, the FASB issued ASU 2021-10, Financial Services-Insurance (Topic 944), Government Assistance Requires Disclosures, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years.
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
We completed the F&G acquisition on June 1, 2020 (see Note B Acquisitions to the Consolidated Financial Statements). F&G has been fully integrated into the assessment of internal control reporting as of December 31, 2021.
Other than the F&G acquisition, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

2.2
Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)

2.3
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
3.2
Fifth Amended and Restated Bylaws of Fidelity National Financial, Inc., dated January 5, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Officers’ Certificate, dated August 28, 2012, pursuant to the Indenture dated December 8, 2005, as supplemented by the First Supplemental Indenture dated as of January 6, 2006 and as further supplemented by the Second Supplemental Indenture dated as of May 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 28, 2012)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6
Fourth Supplemental Indenture, dated August 13, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

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

4.15
Form of 2.450% Senior Note of the Registrant due 2031 (included in Exhibit 4.14 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)

4.16
Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.17
Form of 3.20% Senior Note of the Registrant due 2051 (included in exhibit 4.16 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

10.1	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
10.2
Amended and Restated Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018) (1)

10.3	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
10.4
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.5
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.6
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.7
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.8
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.9
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.10
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.11
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.12
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.14	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)

Exhibit Number	Description
10.15
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.16
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.17
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.18
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.19
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Michael Nolan effective February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)

10.21
Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.22
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.23	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2021 Awards
10.24
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2019 Awards (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019) (1)

10.25
Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)

10.26
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

10.27
FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)

10.28
Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)

10.29
Form of Subscription Agreement by and among Acrobat Holdings, Inc., Foley Trasimene Acquisition Corp., and certain subsidiaries of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2021)

10.30
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2020 Awards (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020) (1)

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

Fidelity National Financial, Inc.
By:	/s/ Michael J. Nolan
Michael J. Nolan
Chief Executive Officer
Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Nolan	Chief Executive Officer	February 25, 2022
Michael J. Nolan	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 25, 2022
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 25, 2022
William P. Foley, II

/s/ Raymond R. Quirk	Director and Executive Vice Chairman of the Board	February 25, 2022
Raymond R. Quirk

/s/ Douglas K. Ammerman	Director	February 25, 2022
Douglas K. Ammerman

/s/ Halim Dhanidina	Director	February 25, 2022
Halim Dhanidina

/s/ Thomas M. Hagerty	Director	February 25, 2022
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 25, 2022
Daniel D. (Ron) Lane

/s/ Sandra D. Morgan	Director	February 25, 2022
Sandra D. Morgan

/s/ Heather H. Murren	Director	February 25, 2022
Heather H. Murren

/s/ John D. Rood	Director	February 25, 2022
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 25, 2022
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 25, 2022
Cary H. Thompson

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2021	2020
	(In millions, except share data)
ASSETS
Cash	$1,515	$975
Other long-term investments	52	—
Equity securities, at fair value	7	1
Investment in unconsolidated affiliates	9	10
Notes receivable	696	416
Investments in and amounts due from subsidiaries	10,215	9,646
Property and equipment, net	2	2
Prepaid expenses and other assets	275	256
Total assets	$12,771	$11,306
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$344	$310
Income taxes payable	72	56
Deferred tax liability	206	300
Notes payable	2,519	2,072
Total liabilities	3,141	2,738
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2021 and December 31, 2020; outstanding of 290,533,141 and 298,203,194 as of December 31, 2021 and December 31, 2020, respectively, and issued of 325,486,429 and 322,622,948 as of December 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,811	5,720
Retained earnings	4,369	2,394
Accumulated other comprehensive earnings	779	1,304
Less: Treasury stock, 34,953,288 shares and 24,419,754 shares as of December 31, 2021 and December 31, 2020, respectively, at cost	(1,329)	(850)
Total equity of Fidelity National Financial, Inc. common shareholders	9,630	8,568
Total liabilities and equity	$12,771	$11,306
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Revenues:
Other fees and revenue	$24	$32	$38
Interest and investment income and realized gains	17	25	54
Realized gains and losses, net	12	(6)	(4)
Total revenues	53	51	88
Expenses:
Personnel expenses	54	58	80
Other operating expenses	25	60	62
Interest expense	87	71	48
Total expenses	166	189	190
Losses before income tax benefit and equity in earnings of subsidiaries	(113)	(138)	(102)
Income tax benefit	(27)	(33)	(23)
Losses before equity in earnings of subsidiaries	(86)	(105)	(79)
Equity in earnings of subsidiaries	2,500	1,557	1,141
Earnings from continuing operations	2,414	1,452	1,062
Equity in earnings of discontinued operations	8	(25)	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$2,422	$1,427	$1,062

Retained earnings, beginning of year	$2,394	$1,356	$641
Dividends declared	(447)	(389)	(347)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	2,422	1,427	1,062
Retained earnings, end of year	$4,369	$2,394	$1,356
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$2,422	$1,427	$1,062
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(6)	(1)	(2)
Impairment of assets	—	1	4
Equity in earnings of subsidiaries	(2,500)	(1,742)	(1,141)
Depreciation and amortization	1	1	1
Stock-based compensation	43	39	38
Net change in income taxes	65	(1)	53
Net (increase) decrease in prepaid expenses and other assets	(14)	(15)	(185)
Net increase in accounts payable and other accrued liabilities	36	26	211
Net cash provided by (used in) operating activities	47	(265)	41
Cash Flows From Investing Activities:
Purchases of investments available for sale	(52)	—	—
Net purchases of short-term investment activities	(6)	564	(362)
Acquisition of F&G (net of cash acquired)	—	(1,076)	—
Additions to notes receivable	(400)	(3)	(200)
Collection of notes receivable	120	89	209
Distributions from unconsolidated affiliates	—	—	2
Additional investments in unconsolidated affiliates	—	(1)	—
Net cash used in investing activities	(338)	(427)	(351)
Cash Flows From Financing Activities:
Borrowings	449	2,246	—
Debt service payments	—	(1,000)	—
Debt issuance costs	(6)	(22)	—
Dividends paid	(446)	(389)	(344)
Purchases of treasury stock	(463)	(236)	(86)
Exercise of stock options	48	62	39
Payment for shares withheld for taxes and in treasury	(17)	(9)	(15)
Additional investments in non-controlling interests	—	(90)	—
Other financing activity	—	1	5
Net dividends from subsidiaries	1,266	539	927
Net cash provided by financing activities	831	1,102	526
Net change in cash and cash equivalents	540	410	216
Cash at beginning of year	975	565	349
Cash at end of year	$1,515	$975	$565
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2021	2020
	(In millions)
4.50% Notes, net of discount	$444	$443
5.50% Notes, net of discount	400	399
3.40% Notes, net of discount	643	643
2.45% Notes, net of discount	593	592
3.20% Notes, net of discount	443	—
Revolving credit facility	(4)	(5)
	$2,519	$2,072
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid during the year:
Interest paid	$81	$58	$44
Income tax payments	609	317	251
D.     Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.6 billion, $0.5 billion, and $0.5 billion during the years ended December 31, 2021, 2020, and 2019, respectively.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

	Year Ended	Seven Months Ended
	December 31, 2021	December 31, 2020

F&G Segment:
Deferred acquisition costs	$761	$222
Future policy benefits, losses, claims and loss expenses	4,732	4,010
Other policy claims and benefits payable	109	88
Life insurance premiums and other fees	1,395	138
Interest and investment income	1,852	743
Benefits, claims, losses and settlement expenses	(2,138)	(866)
Amortization, interest, and unlocking of deferred acquisition costs	(32)	(4)
Acquisition and operating expenses, net of deferrals	(263)	(158)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the year ended December 31, 2021	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life Insurance and PRT In-Force	$4,881	$(1,682)	$—	$3,199	—%

Premiums and other considerations:
Life Insurance Premiums	168	(137)	—	31	—%
Life-contingent PRT Premiums	1,146	—	—	1,146	—%
Annuity Product Charges	92	(51)	—	41	—%
Total Insurance Premiums and Other Considerations	$1,406	$(188)	$—	$1,218	—%

For the seven months ended December 31, 2020	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed of net
Life Insurance In-Force	$3,892	$(2,064)	$—	$1,828	—%

Premiums and other considerations:
Life Insurance Premiums	108	(85)	—	23	—%
Annuity Product Charges	145	(30)	—	115	—%
Total Insurance Premiums and Other Considerations	$253	$(115)	$—	$138	—%

See Report of Independent Registered Public Accounting Firm