Form 10-K/A
period 2021-12-31
Fidelity National Financial, Inc.
filed 2022-05-02
CIK 1331875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of January 31, 2022 were:

FNF Common Stock      283,570,222

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022 (the “Form 10-K”). This Amendment updates Part III in its entirety to contain the information required therein. As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Form 10-K.

Except where otherwise noted, all references to “we,” “us,” “our”, the “Company” or “FNF” are to Fidelity National Financial, Inc. and its subsidiaries, taken together.

PART III

Item 10.                          DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Nominees for Class II Directors – Term Expiring 2025 (if elected)
Name	Position
Hon. Halim Dhanidina	Director
Daniel D. (Ron) Lane	Member of the Compensation Committee
Cary H. Thompson	Member of the Compensation Committee

The Honorable Halim Dhanidina. Judge Dhanidina is a retired Associate Justice of the California Court of Appeal where he served from 2018 until April 2021. He was previously appointed as a Judge of the Los Angeles County Superior Court in 2012, making him the first Muslim judge in California history. Judge Dhanidina is currently a Partner with the firm Werksman, Jackson & Quinn LLP. He also teaches law at the University of California Irvine and Chapman University. He earned a BA in International Relations from Pomona College and a JD from UCLA. Judge Dhanidina’s qualifications to sit on our board include his long and distinguished career as a practicing attorney and judge, and his extensive teaching experience in various areas of law. He also serves as a member of the Special Litigation Committee of our board.

Daniel D. (Ron) Lane. Mr. Lane has served as a director of the Company since 2005, and as a director of predecessors of FNF since 1989. Since February 1983, Mr. Lane has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., a corporation comprising several community development and home building partnerships, all of which are headquartered in Newport Beach, California. Mr. Lane served as a director of CKE Restaurants, Inc. from 1993 through 2010, and served as a director of Fidelity National Information Services, Inc. (FIS) from February 2006 to July 2008, and as a director of Lender Processing Services, Inc. (LPS) from July 2008 until March 2009. Mr. Lane is also a member of the Board of Trustees of the University of Southern California. Mr. Lane’s qualifications to serve on the FNF board include his extensive experience in and knowledge of the real estate industry, particularly as Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc., his deep knowledge of FNF and our business landscape as a long-time director, and his experience as a member of the boards of directors of other companies.

Cary H. Thompson. Mr. Thompson has served as a director of the Company since 2005, and as a director of predecessors of FNF since 1992. Mr. Thompson currently is Executive Vice Chairman of Global Corporate and Investment Banking, Bank of America Merrill Lynch, having joined that firm in May 2008. From 1999 to May 2008, Mr. Thompson was Senior Managing Director and Head of West Coast Investment Banking at Bear Stearns & Co., Inc. Mr. Thompson served as a director of FIS from February 2006 to July 2008, as a director of Lender Processing Services, Inc. from July 2008 to March 2009, and on the board of managers of Black Knight Financial Services, LLC from January 2014 until April 2015. Mr. Thompson’s qualifications to serve on the FNF board include his experience in corporate finance and investment banking, his knowledge of financial markets, and his expertise in running a large and complex business organization and negotiating and consummating complicated financial transactions.

Class III Directors — Term Expiring 2023
Name	Position
William P. Foley, II	Chairman of the Board
Douglas K. Ammerman	Chairman of the Audit Committee
Thomas M. Hagerty	Director
Peter O. Shea, Jr	Chairman of the Corporate Governance and Nominating Committee

William P. Foley, II. Mr. Foley is a founder of Fidelity National Financial, Inc. and has served as Chairman of the board of directors of FNF since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has served as Chairman of Cannae Holdings, Inc. since July 2017 and non-executive Chairman since May 2018. Mr. Foley is the Managing Member and a Senior Managing Director of Trasimene Capital Management, LLC, a private company that provides certain management services to Cannae, since 2019. Mr. Foley has also served as non-executive Chairman of the board of directors of Dun & Bradstreet since February 2019 and as Executive Chairman since February 2022, Mr. Foley has served as the non-executive Chairman of the board of directors of Alight, Inc. since April 2021 and served on the board of its predecessor, FTAC, from May 2020 until April 2021. Mr. Foley has served as a director of System1 since January 2022. From January 2014 to June 2021, Mr. Foley also served as Chairman of the Board of Black Knight, Inc. and its predecessors. He served as non-executive Chairman of the board of directors of Paysafe and its predecessor, FTAC II, from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings, as a director of Ceridian HCM Holding Inc. (Ceridian) from September 2013 to August 2019 and as Vice Chairman of Fidelity National Information Services, Inc. Mr. Foley formerly served on the boards of Austerlitz Acquisition Corporation I and Austerlitz Acquisition Corporation II and Trebia Acquisition Corp. until April 2021.

Mr. Foley serves on the boards of various foundations and charitable organizations. Mr. Foley is Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment, LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team. He is founder of Foley Family Wines, Inc., a private company, and Chairman of Foley Wines Ltd., a New Zealand company.

After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington.

Mr. Foley provides high-value added services to the FNF board. Mr. Foley’s qualifications to serve on the FNF board include more than 30 years as a director and executive officer of Fidelity National Financial, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and executing mergers, acquisitions and other strategic transactions.

Douglas K. Ammerman. Mr. Ammerman has served as a director of the Company since 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also serves as a director of Stantec Inc., where he serves as Chairman, and as a director of Dun & Bradsteet since February 2019. Mr. Ammerman formerly served on the boards of El Pollo Loco, Inc., J. Alexander’s Holdings, Inc. and Foley Trasimene Acquisition Corp. Mr. Ammerman’s qualifications to serve on the FNF board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.

Thomas M. Hagerty. Mr. Hagerty has served as a director of the Company since 2005, and as a director of predecessors of FNF since 2014. Mr. Hagerty is a Managing Director of THL, which he joined in 1988. Mr. Hagerty currently serves as a director of Black Knight, FleetCor Technologies, Ceridian HCM Holdings, Inc. and Dun & Bradstreet. Mr. Hagerty formerly served on the boards of FTAC, First Bancorp, MoneyGram International and FIS. Mr. Hagerty’s qualifications to serve on the FNF board of directors include his managerial and strategic expertise working with large growth-oriented companies as a Managing Director of THL, a leading private equity firm, and his experience in enhancing value at such companies, along with his expertise in corporate finance.

Peter O. Shea, Jr. Mr. Shea has served as a director of the Company since April 2006. Mr. Shea is the President and Chief Executive Officer of J.F. Shea Co., Inc., a private company with operations in home building, commercial property development and management and heavy civil construction. Prior to his service as President and Chief Executive Officer, he served as Chief Operating Officer of J.F. Shea Co., Inc. Mr. Shea’s qualifications to serve on the FNF board of directors include his experience in managing multiple and diverse operating companies and his knowledge of the real estate industry, particularly as President and Chief Executive Officer of J.F. Shea Co., Inc.

Class I Directors – Term Expiring 2024
Name	Position
Raymond R. Quirk	Executive Vice-Chairman and Director
Sandra D. Morgan	Member of the Corporate Governance and Nominating Committee
Heather H. Murren	Member of the Audit Committee Member of the Compensation Committee
John D. Rood	Member of the Audit Committee Member of the Corporate Governance and Nominating Committee

Raymond R. Quirk. Mr. Quirk has served as Executive Vice-Chairman of our board since February 2022 and formerly served as Chief Executive Officer of FNF since December 2013. He has served as a director of FNF since February 2017. Previously, he had served as the President of FNF since April 2008. Mr. Quirk served as Co-President since May 2007 and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. Mr. Quirk formerly served on the board of directors of J. Alexander’s Holdings, Inc. Mr. Quirk’s qualifications to serve on the FNF board of directors include his more than 35 years of experience with FNF, his deep knowledge of our business and industry and his strong leadership abilities.

Sandra D. Morgan. Ms. Morgan is the immediate past Chairwoman of the Nevada Gaming Control Board. She was appointed to this role by Governor Steve Sisolak and is the first African-American to have served as Chair. Ms. Morgan was previously appointed to the Nevada Gaming Commission by Governor Brian Sandoval in April 2018. While serving as a Commissioner, Ms. Morgan also served as Director of External Affairs for AT&T Services, Inc. from September 2016 to January 2019 and was responsible for managing AT&T’s government and community affairs in Nevada. She previously served as the City Attorney for the City of North Las Vegas from May 2008 to August 2016 and was the first African-American City Attorney in the State of Nevada. Prior to her public service with the City of North Las Vegas, Ms. Morgan served as Litigation Attorney for MGM Mirage (now known as MGM Resorts) from 2005 to May 2008. Ms. Morgan previously served as an Athletic Commissioner on the Nevada State Athletic Commission and served on the Board of Directors for Jobs for Nevada’s Graduates. Ms. Morgan is currently Of Counsel with Covington & Burling LLP in multiple practice areas, including gaming, sports and technology, as well as the firm’s regulatory, data privacy and cybersecurity practice, litigation and investigations and white-collar defense. She also serves on the board of directors of Allegiant Travel Company and Caesars Entertainment. Ms. Morgan’s qualifications to serve on our board include her legal expertise and experience, her governmental and regulatory experience on the Nevada Gaming Commission, her leadership in both the private and public sectors, and her independence. Our board appointed Ms. Morgan to serve as Chair of a Special Litigation Committee of our board, which was formed for the purpose of investigating and evaluating the claims and allegations asserted in a putative derivative action, asserting claims on behalf of the Company, captioned City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. William P. Foley, II, et al., and to make a determination as to how the Company should proceed with respect to such action and the claims and allegations asserted therein.

Heather H. Murren. Ms. Murren is a private investor. She retired as a Managing Director and group head of Global Securities and Economics at Merrill Lynch in 2002 after more than a decade on Wall Street. In 2002, Ms. Murren founded the nonprofit Nevada Cancer Institute, a cancer research and treatment center, where she served as Chairwoman and CEO and then as a board member until the institute merged into Roseman University in 2013. She was appointed by Congress to serve on the Financial Crisis Inquiry Commission from 2009 to 2011. The Commission’s findings, “The Financial Crisis Inquiry Report” was listed on the New York Times bestseller list. Ms. Murren was appointed and served as a Commissioner on the White House Commission on Enhancing National Cybersecurity in 2016. The Commission’s findings were presented to President Obama in December 2016. She serves on the Board of Trustees of the Johns Hopkins University and Johns Hopkins Medicine and the Chair of Johns Hopkins University Applied Physics Laboratory. Ms. Murren formerly served on the board of MannKind Corporation.  Ms. Murren’s qualifications include her strong background in finance gained during her time at Merrill Lynch, her leadership experience as a group leader at a leading Wall Street firm and as founder, Chair and CEO at various non-profits, and her regulatory and cyber-security knowledge from serving on the Financial Crisis Inquiry Commission and Commission on Enhancing National Cybersecurity. Ms. Murren also serves as a member of the Special Litigation Committee of our board.

John D. Rood. Mr. Rood has served on our board of directors since May 2013. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with more than 30 years of experience in multifamily development and investment. Mr. Rood also serves on the board of directors of Black Knight. From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where Mr. Rood serves as Chairman of the Board. Mr. Rood served on the Enterprise Florida and Space Coast Florida board of directors from September 2016 until February 2019. He previously served on the board of Alico, Inc. and currently serves on several private boards. Mr. Rood’s qualifications to serve on the FNF board of directors include his experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy, his understanding of cyber-security risks gained through director training programs, and his experience as a director on boards of both public and private companies. Mr. Rood has participated in numerous risk and audit training programs with KPMG, Booz Allen and the National Association of Corporate Directors, or NACD. He is a Board Leadership Fellow with NACD.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Mr. Quirk, whose biographical information is included under the section titled “Certain Information about our Directors.”

Name	Position	Age
Raymond R. Quirk	Executive Vice-Chairman	75
Michael J. Nolan	Chief Executive Officer	62
Roger Jewkes	Chief Operating Officer	63
Anthony J. Park	Executive Vice President and Chief Financial Officer	55
Peter T. Sadowski	Executive Vice President and Chief Legal Officer	67
Michael L. Gravelle	Executive Vice President, General Counsel and Corporate Secretary	60

Michael J. Nolan. Mr. Nolan has served as Chief Executive Officer of the Company since February 2022 and previously served as President of the Company since January 2016. He served as the Co-Chief Operating Officer from September 2015 until January 2016. Additionally, he has served as President of Eastern Operations for Fidelity National Title Group since January 2013 and Executive Vice President and Division Manager since May 2010. Previously, Mr. Nolan served in various executive and management positions, including Division Manager and Regional Manager from the time he joined FNF in 1983, with responsibilities for managing direct and agency operations for the Midwest and East Coast. Mr. Nolan also oversees the Company’s operations in Canada as well as IPX, Fidelity’s 1031 exchange company, and Fidelity Residential Solutions, Fidelity’s relocation company.

Roger Jewkes. Mr. Jewkes has served as Chief Operating Officer of FNF since January 2016 and served as Co-Chief Operating Officer from September 2015 to January 2016. Previously, he served as an Executive Vice President of FNF and was appointed to that position in 2001. Since joining FNF through an acquisition in 1987, Mr. Jewkes has served in several executive and operational management positions including President of Western Operations, Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing a significant number of direct operations along with some ancillary companies held by FNF.

Anthony J. Park. Mr. Park has served as Executive Vice President and Chief Financial Officer of FNF since October 2005. Prior to being appointed CFO of the Company, Mr. Park served as Controller and Assistant Controller of FNF from 1991 to 2000 and served as the Chief Accounting Officer of FNF from 2000 to 2005.

Peter T. Sadowski. Mr. Sadowski has served as Executive Vice President and Chief Legal Officer of FNF since 2008. Prior to that, Mr. Sadowski served as Executive Vice President and General Counsel of FNF since 1999. Mr. Sadowski has also served as Executive Vice President and Chief Legal Officer of Cannae since April 2017. Mr. Sadowski is a Trustee of the Folded Flag Foundation and the Vegas Golden Knights Foundation.

Michael L. Gravelle. Mr. Gravelle has served as the Executive Vice President, General Counsel and Corporate Secretary of FNF since January 2010. He has served as Corporate Secretary since April 2008. Mr. Gravelle joined FNF in 2003, serving as Senior Vice President. Mr. Gravelle joined a subsidiary of FNF in 1993. Mr. Gravelle has also served as Executive Vice President and General Counsel of Black Knight, Inc. and its predecessors since January 2014, where he also served as Corporate Secretary from January 2014 until May 2018. Mr. Gravelle has also served as Executive Vice President, General Counsel and Corporate Secretary of Cannae since April 2017. Mr. Gravelle also serves as General Counsel and Corporate Secretary of FTAC since April 2020, and Austerlitz I and Austerlitz II since March 2021. Mr. Gravelle previously served as General Counsel and Corporate Secretary of FTAC II from July 2020 through March 2021.

Codes of Ethics

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics are designed to maintain our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on our website at www.investor.fnf.com. Copies of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available for review on our website at www.investor.fnf.com.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), Heather H. Murren and John D. Rood. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Mr. Ammerman, Ms. Murren and Mr. Rood is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The audit committee met five times in 2021.

The primary functions of the audit committee include:

•	Appointing, compensating and overseeing our independent registered public accounting firm;

•	Overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	Discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	Discussing earnings press releases and financial information provided to analysts and rating agencies;

•	Discussing with management our policies and practices with respect to risk assessment and risk management, including those relating to ESG risk;

•	Reviewing any material transaction between our Chief Financial Officer or Chief Accounting Officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer;

•	Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	Approving audit and non-audit services provided by our independent registered public accounting firm; and

•	Producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Item 11.         EXECUTIVE COMPENSATION

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

In this compensation discussion and analysis, we provide an overview of our approach to compensating our named executive officers in 2021, including the objectives of our compensation programs and the principles upon which our compensation programs and decisions are based. Our named executive officers, and their titles, in 2021 were:

•     Raymond R. Quirk, Chief Executive Officer*

•      Michael J. Nolan, President*

•      Roger S. Jewkes, Chief Operating Officer

•      Anthony J. Park, Executive Vice President and Chief Financial Officer

•      Peter T. Sadowski, Executive Vice President and Chief Legal Officer

*On February 1, 2022, Mr. Quirk transitioned from Chief Executive Officer to Executive Vice-Chairman of our Board, and Mr. Nolan became our Chief Executive Officer.

EXECUTIVE SUMMARY

FINANCIAL HIGHLIGHTS

FNF has a long history of delivering consistent, industry-leading operating results and investment returns to our shareholders. FNF continued to outperform the industry in 2021 as we generated $15.9 billion of total revenue (excluding $253 million of noncash, valuation losses on investment securities) and $2.4 billion of net earnings from continuing operations, driven by strong mortgage origination activity as well as F&G’s sales boosting asset growth.

As reflected in the following charts, over the previous five years, we have delivered consistently strong revenue and earnings.

	Year ended December 31,
	2017	2018	2019	2020	2021
Total Revenue Excluding Valuation Gains/Losses (in millions)	$7,663	$7,689	$8,141	$10,210	$15,896
Net Earnings from Continuing Operations (in millions)	$639	$635	$1,076	$1,477	$2,434
Adjusted Title Revenue (in millions)	$7,205	$7,285	$7,933	$9,231	$11,890
Adjusted Pre-Tax Margin	14.5%	14.8%	16.3%	19.6%	21.7%

TOTAL REVENUE

(EXCLUDING VALUATION GAINS/LOSSES)

NET EARNINGS FROM CONTINUING OPERATIONS

ADJUSTED TITLE REVENUE AND ADJUSTED PRE-TAX TITLE MARGIN

Our consistent operating results have translated to strong returns for our shareholders. During the three-year period, from January 1, 2019 through December 31, 2021, we delivered a total return to our shareholders of approximately 79%, compared to a total return on the S&P 500 of approximately 97% during the same period. This includes a return of approximately $1.2 billion during this three-year period to our shareholders in the form of cash dividends. Total shareholder return is based on the overall appreciation of our common stock, plus any dividends paid by us, during the measurement period.

PAY FOR PERFORMANCE

Our compensation committee takes great care to develop and refine an executive compensation program that recognizes our stewardship responsibility to shareholders while our talent supports a culture of growth, innovation, and performance.

The primary goal of our executive compensation programs in 2021 was to drive continued growth and successful execution of our strategic business objectives. We believe our programs achieve this goal by:

•	Tying material portions of our named executive officers’ compensation to the performance of our core title operations;

•	Structuring our performance-based programs to focus our named executive officers on attaining pre-established, objectively determinable key performance goals that are aligned with and support our key strategic business objectives, which, in turn, are aimed at growing long-term value for our shareholders;

•	Recognizing our executives’ leadership abilities, scope of responsibilities, experience, effectiveness, and individual performance achievements; and

•	Attracting, motivating, and retaining a highly qualified and effective management team that can deliver superior performance and build shareholder value over the long-term.

As in past years, there was a direct correlation between our named executive officers’ pay and our performance in 2021. Here are a few highlights:

•	We exceeded both our adjusted title revenue and adjusted pre-tax title margin targets as set by our compensation committee under our annual incentive plan. Consistent with this strong performance, our named executive officers earned an annual incentive payout equal to 200% of their respective target annual incentive opportunities. See the “FNF Annual Incentive Performance Measures and Results” section below.

•	We exceeded the quarterly adjusted pre-tax title margin goals set by our compensation committee as performance criteria for our 2021 restricted stock awards. As a result, we expect these awards to fully vest, subject to each executive’s continued employment with us to satisfy the time-based vesting requirements for those awards.

We used adjusted pre-tax title margin as the primary performance objective for our 2021 cash-based annual incentive plan, with 75% of the award tied to this objective and the remaining 25% tied to achievement of adjusted title revenue. We continued to use adjusted pre-tax title margin as the performance-based vesting condition in our 2021 long-term performance-based restricted stock awards. Our compensation committee considered whether this measure should be used in both the annual incentive plan and our long-term incentive awards. In recognition of the fact that it is one of the most important measures to our investors of the financial performance of our business, the committee determined it should be used in both programs. The committee determined it should be used in our cash-based annual incentive plan because it is a leading measure of operating performance and efficiency, has a strong correlation to our annual strategic plan and is directly affected by the actions of our executives in both strong and weak real estate markets. The committee determined it should be used in our long-term performance-based restricted stock awards because it reflects our ability to convert revenue into operating profits for shareholders and measures our progress toward achieving our long-term strategy, and therefore can have a significant impact on our long-term stock price and investor expectations.

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

SHAREHOLDER VOTE ON 2020 EXECUTIVE COMPENSATION

At our 2021 annual meeting of shareholders, we held a non-binding advisory vote, also called a “say on pay” vote, on the compensation of our named executive officers in 2020 as disclosed in the 2021 proxy statement. Approximately 96% of the votes cast were voted in favor of our “say on pay” proposal. The compensation committee considered these results when evaluating our executive compensation programs and determined to keep the current executive compensation platform in place without any changes.

SHAREHOLDER OUTREACH IN 2021

Our compensation committee is committed to listening and responding to the views of our shareholders in creating and tailoring our executive compensation programs. Following the 2021 annual meeting of shareholders and the 2020 “say on pay” shareholder vote, our President and Chief Financial Officer met with our investors in break-out sessions at investor conferences, as well as in independent one-on-one investor meetings, to discuss our business and stock price performance, and to discuss and receive feedback on our compensation programs. In this regard, we met with investors at nine investor conferences and numerous one-on-one meetings. The investors with whom we met in 2021 represented over 42% of our top 20 active shareholders, who collectively owned more than 50% of our shares as of December 31, 2021. None of the investors we met with in 2021 suggested any material changes to our executive compensation program.

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

Some of the best practices adopted by our compensation committee or full board of directors include the following:

Things We Do		Things We Don’t Do
✓	Deliver total compensation predominantly through variable pay	X	Provide tax gross-ups or reimbursement of taxes
✓	Maintain robust stock ownership requirements	X	Have liberal change in control definitions
✓	Maintain a clawback policy for incentive-based compensation	X	Include modified single trigger severance provisions – which provide severance upon a voluntary termination of employment following a change in control – in our executive agreements
✓	High ratio of performance-based compensation to total compensation, and a low ratio for fixed benefits/perquisites (non-performance-based)
✓	Undertake an annual review of compensation risk	X	Allow hedging and pledging transactions involving our securities
✓	Limit perquisites	X	Have multi-year guarantees for salary increases, non-performance-based bonuses or guaranteed equity compensation in our executive employment agreements
✓	Have a performance-based vesting provision in restricted stock grants to our officers, including our named executive officers
✓	Require that any dividends or dividend equivalents on restricted stock and other awards are subject to the same underlying vesting requirements applicable to the awards – that is, no payment of dividends or dividend equivalents are made unless and until the award vests
✓	Have transparent executive compensation disclosures in our annual proxy statements
✓	Use a thorough methodology for comparing our executive compensation to market practices
✓	Have a policy that annual grants of restricted stock will utilize a vesting schedule of not less than three years
✓	Retain an independent compensation consultant that reports solely to our compensation committee, and that does not provide our compensation committee services other than executive compensation consulting
✓	Cap payouts on incentive awards
✓	Use non-discretionary, pre-established, objectively determinable performance goals for our incentive awards

COMPONENTS OF TOTAL COMPENSATION AND PAY MIX

We compensate our executive officers primarily through a mix of base salary, annual cash incentives and long-term equity-based incentives. We also provide our executive officers with the same retirement and employee benefit plans that are offered to our other employees, as well as limited other benefits, although these items are not significant components of our compensation programs. The following table provides information regarding the elements of compensation provided to our named executive officers in 2021:

Category of Compensation	Type of Compensation	Purpose of the Compensation
Fixed Cash Compensation	Salary	Salary provides a level of assured, regularly paid, cash compensation that is competitive and helps attract and retain key employees.
Short-term Performance-based Cash Incentives	Annual Cash Incentive Tied to Financial Metrics	Performance-based cash incentives under our annual incentive plan are designed to motivate our employees to work towards achieving our key annual adjusted title revenue and adjusted pre-tax title margin goals.
Long-term Equity Incentives	Performance-based Restricted Stock Tied to Financial Metrics	Performance-based restricted stock helps to tie our named executive officers’ long-term financial interests to our adjusted pre-tax title margin and to the long-term financial interests of our shareholders, as well as to retain key executives through a three-year vesting period and maintain a market competitive position for total compensation.
Benefits & Other	ESPP, 401(k) Plan, health insurance and other benefits	Our named executive officers’ benefits generally mirror our company-wide employee benefit programs. For security safety reasons and to make travel more efficient and productive for our named executive officers, they are eligible to travel on our corporate aircraft.

ALLOCATION OF TOTAL COMPENSATION FOR 2021

The following chart and table show the average allocation of 2021 Total Compensation reported in the Summary Compensation Table among the components of our compensation programs:

2021 COMPENSATION MIX

	Salary	Annual Cash Incentives	Performance- based Restricted Stock	Benefits and Other	Total Compensation	Performance- based Compensation
Raymond R. Quirk	9.9%	33.5%	51.6%	5.0%	100%	85.1%
Michael J. Nolan	15.0%	38.7%	41.5%	4.8%	100%	80.2%
Roger S. Jewkes	14.9%	41.0%	38.7%	5.4%	100%	79.7%
Anthony J. Park	17.3%	34.9%	41.5%	6.3%	100%	76.4%
Peter T. Sadowski	17.5%	35.5%	41.4%	5.6%	100%	76.9%

As illustrated above, a significant portion of each named executive officer’s total compensation is based on performance-based cash and equity incentives that are tied to our financial performance and stock price.

Our compensation committee believes this emphasis on performance-based incentive compensation is an effective way to use compensation to help us achieve our business objectives while directly aligning our executive officers’ interests with the interests of our shareholders.

ANALYSIS OF COMPENSATION COMPONENTS

BASE SALARY

Our compensation committee typically reviews salary levels annually as part of our performance review process, as well as in the event of promotions or other changes in our named executive officers’ positions or responsibilities. When establishing base salary levels, our compensation committee considers the peer compensation data provided by its external independent compensation consultant, Mercer, as well as a number of qualitative factors, including each named executive officer’s experience, knowledge, skills, level of responsibility and performance. The compensation committee reviews these factors each year and, rather than providing a merit increase to executives each year, increases our executives’ base salaries only in years when the committee determines that such an increase is warranted. In 2021, in recognition of their strong individual performance and the Company’s performance, our compensation committee approved $70,000 increases to Messrs. Nolan’s and Jewkes’ base salaries.

ANNUAL PERFORMANCE-BASED CASH INCENTIVES

We award annual cash incentives based upon the achievement of pre-defined business and financial objectives relating to our title operations, which are specified in the first quarter of the year. Annual incentives play an important role in our approach to total compensation, as they motivate participants to achieve key fiscal year objectives by conditioning the payment of incentives on the achievement of defined, objectively determinable financial performance goals.

In the first quarter of 2021, our compensation committee approved our fiscal year business performance objectives and a target incentive opportunity for each participant, as well as the potential incentive opportunity range for maximum and threshold performance. No annual incentive payments are payable to a named executive officer if the pre-established, threshold performance levels are not met, and payments are capped at a maximum performance payout level. The financial performance results are derived from our annual financial statements (as reported in our Annual Report on Form 10-K filed with the SEC), which are subject to an audit by our independent registered public accounting firm, Ernst & Young LLP. However, as discussed below, the financial measures used as performance targets of our annual cash incentives for our named executive officers differ from the comparable GAAP measures reported in our financial statements. Below, we explain how we calculate the performance measures of our annual cash incentives.

The target opportunities of our annual cash incentives are expressed as a percentage of the individual’s base salary. The amount of the annual cash incentives actually paid depends on the level of achievement of the pre-established goals as follows:

•	If threshold level of performance is not achieved, no incentive will be paid.

•	If threshold level of performance is achieved, the incentive payout will equal 50% of a named executive officer’s target incentive opportunity.

•	If target level of performance is achieved, the incentive payout will equal 100% of a named executive officer’s target incentive opportunity.

•	If maximum level of performance is achieved, the incentive payout will equal 200% of a named executive officer’s target incentive opportunity.

•	If performance falls between two levels, the incentive payout will be interpolated.

An important tenet of our pay-for-performance philosophy is to utilize our compensation programs to motivate our executives to achieve performance levels that reach beyond what is expected of us as a company. The performance targets for our incentive plans are approved by our compensation committee and are based on discussions between management and our compensation committee. Target performance levels are intended to be difficult to achieve, but not unrealistic. Maximum performance levels are established to limit short-term incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels.

When setting the performance targets for our 2021 annual cash incentives, our compensation committee considered the following factors, which are discussed in more detail below:

•	Our 2021 business plan, including our underlying assumptions relating to 2021 refinance volumes and residential purchase market projections following consideration of forecasts of the Mortgage Bankers Association (MBA) and Fannie Mae, projections for the national commercial market based upon forecasts by the Urban Land Institute, the interest rate environment, housing affordability, and recent and expected industry and company trends;

•	2021 performance targets as compared to 2020 performance results;

•	Alignment of the 2021 performance targets with the investment community’s published projections for us and our publicly-traded title company competitors; and

•	The effect that achieving the performance targets would have on our growth and margins.

FNF Annual Incentive Performance Measures and Results. The performance goals for our 2021 annual cash incentives were based on adjusted revenue and adjusted pre-tax profit margin, which we refer to as “adjusted pre-tax title margin,” in each case relating to our title segment. We believe these two performance measures are among the most important measures to our investors of the financial performance of our business. Title revenue is a leading measure of growth, market share, customer satisfaction and product strength. Pre-tax margin relating to our title segment is a leading measure of operating performance and efficiency. Both measures are used by investors and analysts and can have a significant impact on long-term stock price and the investing community’s expectations. Additionally, when combined with the strong focus on long-term shareholder return created by our equity-based incentives and our named executive officers’ significant stock ownership, these two measures analyzed on an annual basis provide a degree of checks and balances, requiring our named executive officers to consider both short-term and long-term performance of our businesses and investments. Adjusted title revenue and adjusted pre-tax title margin correspond to shareholder expectations, desired increase in our stock price, our annual budget, our long-term financial plan, and our board of directors’ expectations. Further, both are measures that executives can directly affect.

In the following table, we explain how we calculate the performance measures and why we use them.

Performance Measure	How Calculated[1]	Reason for Use
Adjusted Title Revenue	Adjusted title revenue is based on GAAP revenue from our title segment as reported in our annual financial statements, excluding recognized gains and losses.	Adjusted title revenue is an important measure of our growth, our ability to satisfy and retain our clients, gain new clients and the effectiveness of our services and solutions. Adjusted title revenue is widely followed by investors.

Adjusted Pre-Tax Title Margin	Adjusted pre-tax title margin is determined by dividing the earnings before income taxes and non-controlling interests from our title segment, excluding recognized gains and losses, purchase accounting amortization and other unusual items, by total revenues of the title segment excluding recognized gains and losses.	We selected adjusted pre-tax title margin as a measure for the short-term incentives because it is a financial measure that is significantly influenced by the performance of our executives, promotes a focus on operational efficiency and cost management, aligns the executives’ short-term incentive opportunity with one of our key corporate growth objectives and is commonly used within the title industry. We believe maintaining strong margins is particularly important in a declining market. The exclusion of income taxes, non-controlling interests, recognized gains and losses, and purchase price amortization from the calculation of adjusted pre-tax title margin results in a measure that better reflects our continuing operations, which is directly influenced by the performance of our executives rather than ancillary market and economic factors.

1.	The adjustments to title revenue and pre-tax title margin are intended to produce a performance measure that reflects the financial performance of our continuing operations, which is directly influenced by the performance of our executives, and to exclude the impact of external market and economic factors.

The title insurance business is directly impacted by managements’ effectiveness in executing on our business strategy, and macro-economic factors such as mortgage interest rates, credit availability, job markets, economic growth, and changing demographics. Changes to mortgage interest rates, in particular, can have a significant impact on our title revenues and title margin.

Our annual incentive plan targets correlate with our annual strategic financial plans, which are developed in the first quarter based on our forecasted mortgage originations for the year and the relative mix of purchase versus refinance originations. In setting the threshold, target and maximum goals relating to the performance measures under our annual incentive plan, our compensation committee considered management’s expectations for 2021, which were based on a combination of forecasts provided by the MBA and the Urban Land Institute, anticipated changes in interest rates, as well as recent and expected industry and company trends. When we set our 2021 performance targets in March 2021, our assumptions included a decline in residential purchase volumes of 7% with an expectation of continued home price appreciation, a decline in refinance volumes of 43%, an 80 basis point increase in the 30-year fixed mortgage interest rate, and an 11% increase in the national commercial market. Our assumptions also included rising home prices making housing less affordable and other recent and expected industry and company trends. We prepare a base plan as well as upside and downside scenarios, which, taken together, form the strategic financial plan and the basis of the performance measure targets. To establish threshold and maximum goals, percentage adjustments were applied to the target goals. In light of the expected trends in refinance, residential purchase and national commercial markets described above coupled with an anticipated rising interest rate environment, our compensation committee determined to set our 2021 adjusted pre-tax title margin performance target at 15%, and our 2021 title revenue target at $8,500 million. In setting the 2021 performance targets, the compensation committee considered that the targets relative to the Company’s performance in 2020, but determined to set the targets lower than the 2020 results due to the Company’s extraordinary performance in 2020 and the expected market factors described above. The committee believed achievement of these targets would reflect strong performance by management in what was expected to be a challenging market environment.

The adjusted pre-tax title margin threshold and maximum goals were set at 250 basis points below and 250 basis points above the target, respectively, and title revenue threshold and maximum goals were set at 7.5% below and 7.5% above the target, respectively. Target performance levels are intended to be difficult to achieve, but not unrealistic. Maximum performance levels are established to limit short-term incentive awards so as to avoid excessive compensation while encouraging executives to reach for performance beyond the target levels. All of the goals are subject to review and approval by our compensation committee.

When calculating adjusted title revenues and adjusted pre-tax title margin, we adjust for acquisitions, divestitures, major restructuring charges, and non-budgeted discontinued operations. These adjustments encourage our executives to focus on achieving strong financial performance and efficient operation of our continuing businesses during the year to achieve the performance measures. The adjustments also ensure that our compensation committee is measuring management’s performance at the end of the period consistently with our budget for that period so that the measures serve as barometers of management’s performance in satisfying and retaining our clients, obtaining new clients, and operating the business efficiently. The adjustments also encourage our executives to focus on the long-term benefit of acquisitions or divestitures regardless of whether they may have a positive or negative impact on our adjusted revenue or pre-tax title margin in the current year.

Our 2021 results exceeded expectations due to strong performance in a challenging environment and effective cost management by our executives, including a 32% increase in direct title insurance premiums which resulted from an increase in closed order volumes and increased fee per file driven by an increase in purchase activity, partially offset by a decrease in refinance activity. Remittances for agency title insurance premiums increased 38% year-over-year reflecting an improving residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents. Our executives’ performance directly impacted our ability to effectively manage our business in response to each of these factors and deliver strong results for our shareholders.

The following charts set forth the 2021 threshold, target and maximum performance goals, the relative weighting of the performance measures, and 2021 performance results under our annual incentive plan. Dollar amounts are in millions.

Performance Metric	Weight	Threshold	Target	Maximum	Results
Adjusted Revenue Title Segment	25%	$7,863	$8,500	$9,138	$11,890
Adjusted Pre-tax Margin Title Segment	75%	12.5%	15%	17.5%	21.7%

The table below presents a reconciliation of our GAAP total revenue and pre-tax earnings to our adjusted revenue, adjusted pre-tax earnings and adjusted pre-tax margin for the title segment of the Company. Dollar amounts are in millions.

Twelve Months Ended December 31,	2017	2018	2019	2020	2021
Total revenue	$7,211	$7,175	$8,259	$9,374	$11,497
Pre-tax earnings	$955	$876	$1,536	$1,878	$2,136
Non-GAAP adjustments before taxes
Recognized (gains) and losses, net	(6)	110	(326)	(143)	393
Purchase price amortization	94	87	86	73	57
Other adjustments	5	7	1	1	-
Total non-GAAP adjustments before taxes	93	204	(239)	(69)	450
Adjusted revenue	$7,205	$7,285	$7,933	$9,231	$11,890
Adjusted pre-tax earnings	$1,048	$1,080	$1,297	$1,809	$2,586
Adjusted pre-tax margin	14.5%	14.8%	16.3%	19.6%	21.7%

The following table shows each named executive officer’s 2021 base salary, target annual incentive opportunity expressed as a percentage of base salary, and the 2021 annual incentive earned.

Name	2021 Base Salary	2021 Annual Incentive Target (%)	2021 Annual Incentive Target ($)	2021 Total Incentive Earned
Raymond R. Quirk	$1,000,000	175%	$1,750,000	$3,500,000
Michael J. Nolan	$750,000	130%	$975,000	$1,950,000
Roger S. Jewkes	$750,000	130%	$975,000	$1,950,000
Anthony J. Park	$565,000	105%	$593,250	$1,186,500
Peter T. Sadowski	$550,000	105%	$577,500	$1,155,000

LONG-TERM EQUITY INCENTIVES

On November 4, 2021, we granted performance-based restricted stock to each of our named executive officers.

We do not attempt to time the granting of awards to any internal or external events. Our general practice has been for our compensation committee to grant equity awards during the fourth quarter of each year following the release of our financial results for the third quarter. We also may grant awards in connection with significant new hires, promotions or changes in duties.

Our compensation committee’s determinations are not formulaic; rather, in the context of competitive market compensation data and our stated pay philosophy, our compensation committee determines the share amounts on a subjective basis in its discretion and award amounts may differ among individual executive officers in any given year. Following is a brief discussion regarding the awards made in 2021.

Performance-based Restricted Stock. In 2021, the proportion of the FNF equity awards consisting of performance-based restricted stock remained at 100%. As in recent years, we did not grant stock options or awards that vest solely based on continued service to our named executive officers.

The restricted stock awards vest over three years, provided we achieve adjusted pre-tax margin in our title segment of 12% in at least two of the five quarters beginning October 1, 2021. We considered various alternative measures, but we again selected adjusted pre-tax title margin, which measures our achievements in operating efficiency, profitability and capital management. The committee determined to use adjusted pre-tax title margin because it reflects our ability to convert revenue into operating profits for shareholders and measures our progress toward achieving our long-term strategy, and therefore can have a significant impact on our long-term stock price.

When we set our adjusted pre-tax title margin performance goal in November 2021, the compensation committee considered the MBA’s forecast of a 33% decline in residential mortgage originations in 2022 and an increase of 90 basis points in the 30-year fixed mortgage interest rate, which, in particular, can have a significant impact on our title margins. Mortgage rates are a key determinant in the level of real estate transaction activity, especially in the residential refinance market, and an increase in mortgage rates in a short amount of time will likely depress both the refinance and purchase markets considerably. Given the surge in refinance orders during 2020 and 2021 caused by unprecedentedly low mortgage rates, the compensation committee considered MBA’s forecast that refinance originations would fall by 62% in 2022 compared to 2021. With respect to the residential purchase market, the compensation committee considered rising interest rates, the current limited housing supply, increasing home prices and tight credit markets. The committee considered Urban Land Institute’s forecast of continued growth in the commercial real estate market in 2022, as well as potential headwinds arising from, inflation, labor and supply-chain disruption, geopolitics, potential tax changes, the transition of many businesses to a work from home model, and an expected rising interest rate environment. The compensation committee balanced these considerations against management’s historically strong performance in managing expenses during different real estate cycles and ability to drive industry leading margins.

Based on these considerations for the performance period, the compensation committee determined to set the performance goal for our 2021 restricted stock awards at 12%, which is 250 basis points higher than the 2020 performance goal of 9.5%, in order to encourage management to continue to drive strong expense management and margins in our title business. Adjusted pre-tax title margin for purposes of the performance-based restricted stock awards is calculated in the same manner as it is calculated under our annual incentive plan.

Although we considered using a longer performance period for these awards, we determined that achievement of the criteria in at least two of the five quarters beginning October 1, 2021, which is the performance period we have historically used with respect to our performance-based equity awards, was the appropriate performance period because of the difficulty in predicting future performance of the mortgage market, particularly for a period of more than one year, because it is largely driven by interest rates, which may be volatile over a longer term, and other economic forces outside of our control, and because of the seasonality inherent in the title business, with the first quarter typically much weaker than the remaining quarters due to weather conditions and holidays impacting opened order activity in November and December resulting in fewer closings in the first quarter.

With respect to all restricted stock awards, credit is provided for dividends paid on unvested shares, but payment of those dividends is subject to the same vesting requirements as the underlying shares – in other words, if the underlying shares do not vest, the dividends are forfeited.

BENEFIT PLANS

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

401(k) Plan. We sponsor a defined contribution savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. The plan contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 40% of their eligible compensation, but not more than statutory limits, which were generally $19,500 in 2021. Vesting in matching contributions, if any, occurs proportionally each year over an employee’s first three years of continuous employment with us.

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

Employee Stock Purchase Plan. We maintain our ESPP through which our executives and employees can purchase shares of our common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, we make a matching contribution to the account of each participant who has been continuously employed by us or a participating subsidiary for the last four calendar quarters. For employees with more than 10 years of service and officers, including our named executive officers, matching contributions are equal to 1/2 of the amount contributed during the quarter that is one-year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of our common stock on the open market. For information regarding the matching contributions made to our named executive officers in 2021 see “– Summary Compensation Table.”

Health and Welfare Benefits. We sponsor various broad-based health and welfare benefit plans for our employees, including life insurance, and our executives are eligible to participate in an executive medical plan. The taxable portion of the premiums on this additional life insurance is reflected in the “Summary Compensation Table” under the column “All Other Compensation” and related footnote. We also offer a program under which we reimburse our employees escrow and title fees when they use one of our title companies in connection with the closing of their personal real estate transactions.

Other Benefits. We provide a few additional benefits to our executives. In general, the additional benefits provided are intended to help our named executive officers be more productive and efficient and to protect us and our executives from certain business risks and potential threats. We also provide certain of our named executive officers with personal use of the corporate aircraft for security and safety reasons. Our compensation and audit committees regularly review the additional benefits provided to our executive officers and believe they are minimal. Further detail regarding other benefits in 2021 can be found in the “Summary Compensation Table” under the column “All Other Compensation” and related footnote.

EMPLOYMENT AGREEMENTS AND POST-TERMINATION COMPENSATION AND BENEFITS

We have entered into employment agreements with each of our named executive officers. These agreements provide us and the executives with certain rights and obligations during and following a termination of employment, and in some instances, following a change in control.

We believe these agreements are necessary to protect our legitimate business interests, as well as to protect the executives in the event of certain termination events. For a discussion of the material terms of the agreements, see the narrative following “– Grants of Plan-Based Awards” and “– Potential Payments Upon Termination or Change in Control.”

ROLE OF COMPENSATION COMMITTEE, COMPENSATION CONSULTANT AND EXECUTIVE OFFICERS

Our compensation committee is responsible for reviewing, approving and monitoring all compensation programs for our named executive officers. Our compensation committee is also responsible for administering our annual incentive plan and our omnibus incentive plan. During 2021, our compensation committee engaged Mercer, an independent compensation consultant, to conduct an annual review of our compensation programs for our named executive officers and other key executives and our board of directors. Mercer was selected, and its fees and terms of engagement were approved, by our compensation committee. Mercer reported directly to the compensation committee and received compensation only for services related to executive compensation issues. During 2021, the Company also engaged Guy Carpenter, another operating subsidiary of Marsh & McClennan, to provide surety and casualty insurance consulting and brokerage services. FNF paid Guy Carpenter fees of $1,843,284 in 2021. In February 2021, the compensation committee reviewed the independence of Mercer in accordance with the rules of the New York Stock Exchange regarding the independence of consultants to the compensation committee and affirmed the consultant’s independence and that no conflicts of interest existed.

The compensation consultant provided our compensation committee with relevant market data on compensation, including annual salary, annual incentives, long-term incentives, other benefits, total compensation and pay mix, and alternatives to consider when making compensation decisions. Mercer also assists our compensation committee in its annual review of a compensation risk assessment.

Our Chairman, Mr. Foley, participated in the 2021 executive compensation process by making recommendations with respect to the compensation of our Chief Executive Officer, Mr. Quirk. Mr. Quirk made recommendations with respect to the compensation of his direct reports, as discussed further below. In addition, Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, coordinated with our compensation committee members and Mercer in preparing the committee’s meeting agendas and, at the direction of the compensation committee, assisted Mercer in gathering financial information about FNF and stock ownership information for our executives for inclusion in the consultant’s reports to our compensation committee. Our executive officers do not make recommendations to our compensation committee with respect to their own compensation.

While our compensation committee carefully considers the information provided by, and the recommendations of, Mercer and the individuals who participate in the compensation process, our compensation committee retains complete discretion to accept, reject or modify any recommended compensation decisions.

ESTABLISHING EXECUTIVE COMPENSATION LEVELS

Our compensation committee considered several important qualitative and quantitative factors when determining the overall compensation of our named executive officers in 2021, including:

•	The executive officer’s experience, knowledge, skills, level of responsibility and potential to influence our company’s performance;

•	The executive officer’s prior salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards;

•	The business environment and our business objectives and strategy;

•	Our financial performance in the prior year;

•	The need to retain and motivate executives (even in the current business cycle, it is critical that we not lose key people and long-term incentives help to retain key people);

•	Corporate governance and regulatory factors related to executive compensation; and

•	Marketplace compensation levels and practices.

In evaluating the compensation of our named executive officers, our compensation committee considers the recommendations of our Chairman. Our compensation committee also considers our Chief Executive Officer’s recommendations with respect to the compensation of his direct reports. In making their recommendations, our Chairman and Chief Executive Officer review the performance of the other named executive officers, job responsibilities, importance to our overall business strategy, and our compensation philosophy. Neither our Chairman nor our Chief Executive Officer makes a recommendation to our compensation committee regarding his own compensation. The compensation decisions are not formulaic, and the members of our compensation committee did not assign precise weights to the factors listed above. Our compensation committee utilized their individual and collective business judgment to review, assess, and approve compensation for our named executive officers.

To assist our compensation committee, the compensation consultant conducted marketplace reviews of the compensation we pay to our executive officers. They gathered marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, overhang and dilution from our omnibus incentive plan, compensation levels as a percent of revenue, pay mix and other key statistics. This data is collected and analyzed twice during the year, once in the first quarter and again in the fourth quarter. The marketplace compensation data provides a point of reference for our compensation committee, but our compensation committee ultimately makes subjective compensation decisions based on all the factors described above.

For 2021, Mercer used two marketplace data approaches: (1) two general executive compensation surveys with a specific focus on companies with revenues of between $5 billion and $20 billion, and (2) compensation information for a group of 15 companies, or the FNF peer group. In 2021, Mercer recommended, and our compensation committee approved, removing CNO Financials Group, Inc. (as it falls outside of the target revenue range), and Aon plc (as it was the only insurance brokerage business our prior peer group), and adding two larger corporations, Aflac Incorporated and The Hartford Financial Services Group, Inc. to account for FNF’s growth. Our peer group was based on a size range of approximately 1/2 to 2 times that of FNF’s revenue, and with the changes made to the peer group in 2021, we are positioned between the 50th and 75th percentiles for revenue and near the median for both market capitalization and enterprise value. When selecting the peer group, we consider a combination of factors including revenues, assets, and market capitalization, industry focus (generally the insurance industry based on Global Industry Classification Standard (GICS) Code), nature and complexity of operations, standards used by ISS for identifying peer groups for public companies, and whether the company competes with us for business and/or executive talent.

The 2021 peer group consisted of:

Aflac Incorporated	Lincoln National Corp.

American Financial Group	Loews Corporation

Arch Capital Group Ltd.	Old Republic International

Assurant Inc.	Principal Financial Group, Inc.

Athene Holdings, Inc.	The Hartford Financial Services Group, Inc.

Cincinnati Financial Corporation	Unum Group

CNA Financial Corporation	W.R. Berkley Corporation

First American Financial Corporation

Our named executive officers’ 2021 total direct compensation (consisting of base salaries, annual performance-based cash incentives and long-term equity incentives) generally fell within a range around the 50th percentile of the peer group data, with base salaries falling slightly below the 50th percentile. This approach aligns with our philosophy of emphasizing variable performance-based compensation over fixed compensation.

While the compensation decisions of our compensation committee ultimately were subjective judgments, our compensation committee also considered the following factors in making compensation decisions for our named executive officers. In determining the total compensation for Mr. Quirk, our compensation committee considered his more than 35 years of experience with FNF working in the title business and his importance to the continued successful operation of FNF’s title business. In determining the total compensation for Mr. Nolan, our compensation committee considered his role and responsibility for oversight of our title operations, his involvement in our investor relations, as well as his more than 35 years of experience with FNF. In determining the total compensation for Mr. Park, our compensation committee considered his role and responsibility for accounting and financial reporting matters, as well as his 30 years of experience with FNF. In determining the total compensation for Mr. Jewkes, our compensation committee considered his role and responsibility for oversight of our day to day title operations, as well as his more than 35 years of experience with FNF and its predecessor companies. In determining the total compensation for Mr. Sadowski, our compensation committee considered his role and responsibility for legal and underwriting matters, as well as his more than 30 years of experience with FNF.

The marketplace compensation information in this discussion is not deemed filed or a part of this compensation discussion and analysis for certification purposes.

OUR NAMED EXECUTIVE OFFICERS HAVE SIGNIFICANT OWNERSHIP STAKES

We have formal stock ownership guidelines for all corporate officers, including our named executive officers and members of our board of directors. The guidelines were established to encourage such individuals to hold a multiple of their base salary (or annual retainer) in our common stock and thereby align a significant portion of their own economic interests with those of our shareholders. Further, the award agreements for our 2021 restricted stock awards provide that our executives who do not hold shares of our stock with a value sufficient to satisfy the applicable stock ownership guidelines must retain 50% of the shares acquired as a result of the lapse of vesting restrictions (excluding shares withheld in satisfaction of tax withholding obligations) until the executive satisfies the applicable stock ownership guideline. The ownership levels are shown in the “Security Ownership of Management and Directors” table below. The guidelines call for the executive or director to reach the ownership multiple within four years. Shares of restricted stock count toward meeting the guidelines. The guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
Chairman of the Board	10 × annual cash retainer
Chief Executive Officer	5 × base salary
Other Officers	2 × base salary
Members of the Board	5 × annual cash retainer

Our named executive officers and our board of directors maintain significant long-term investments in our company. As of December 31, 2021, each of our named executive officers and non-employee directors holdings of our stock exceeded these stock ownership guidelines. Collectively, as reported in the table “Security Ownership of Management and Directors,” our named executive officers and directors beneficially own an aggregate of 13,338,253 shares of our common stock as of April 18, 2022, which represents approximately 5.1% of our outstanding common stock with a value of approximately $560 million based on the closing price of our common stock on that date. The fact that our executives and directors hold such a large investment in our shares is part of our culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

HEDGING AND PLEDGING POLICY

In order to more closely align the interests of our directors and executive officers with those of our shareholders and to protect against inappropriate risk-taking, we maintain a hedging and pledging policy, which prohibits our executive officers and directors from engaging in hedging or monetization transactions with respect to our securities, engaging in short-term or speculative transactions in our securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding FNF securities in margin accounts or pledging them as collateral for loans without our approval. None of our executives or directors had outstanding hedges of our securities as of December 31, 2021.

CLAWBACK POLICY

We maintain a clawback policy that provides for the recovery of incentive-based compensation from our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements, and the incentive-based compensation paid during the preceding three-year period would have been lower had the compensation been based on the restated financial results.

TAX AND ACCOUNTING CONSIDERATION

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

In general, Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. The Company’s principal executive officer and principal financial officer serving at any time during the taxable year, its three other most highly compensated executive officers employed at the end of the taxable year and any employee who was covered under Section 162(m) for any earlier tax year that began after December 31, 2016 will be covered by Section 162(m). While our compensation committee considers the deductibility of compensation as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.

Our compensation committee also considers the accounting impact when structuring and approving awards. We account for share based payments in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under generally accepted accounting principles (GAAP).

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Daniel D. (Ron) Lane, Chair
Heather H. Murren
Cary H. Thompson

SUMMARY COMPENSATION TABLE

The following table contains information concerning the cash and non-cash compensation awarded to or earned by our named executive officers for the years indicated.

Name and Principal Position	Fiscal Year	Salary ($)[1]	Bonus ($)[2]	Stock Awards ($)[3]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Raymond R. Quirk	2021	1,038,462	—	5,390,000	—	3,500,000	529,459	10,457,921
Chief Executive Officer*	2020	888,077	3,500,000	4,900,000	—	—	428,791	9,716,868
	2019	1,000,000	—	4,675,038	—	3,500,000	471,110	9,646,148
Michael J. Nolan	2021	756,731	—	2,090,000	—	1,950,000	238,670	5,035,401
President*	2020	628,215	1,768,000	1,900,000	—	—	217,142	4,513,357
	2019	680,000	—	1,802,016	—	1,768,000	237,192	4,487,208
Roger S. Jewkes	2021	709,308	—	1,842,500	—	1,950,000	259,860	4,761,668
Chief Operating Officer	2020	628,215	1,768,000	1,675,000	—	—	241,362	4,312,577
	2019	680,000	—	1,590,006	—	1,768,000	272,542	4,310,548
Anthony J. Park	2021	586,731	—	1,410,860	—	1,186,500	213,395	3,397,486
Executive Vice President and Chief Financial Officer	2020	521,973	1,186,500	1,282,600	—	—	197,303	3,188,376
	2019	565,000	—	1,166,032	—	1,186,500	194,494	3,112,026
Peter T. Sadowski	2021	571,154	—	1,347,500	—	1,155,000	184,417	3,258,071
Executive Vice President and Chief Legal Officer	2020	508,115	1,155,000	1,225,000	—	—	171,473	3,059,588
	2019	550,000	—	1,166,032	—	1,171,500	238,116	3,125,648

*	Mr. Quirk transitioned to the role of Executive Vice-Chairman and Mr. Nolan transitioned to the role of Chief Executive Officer on February 1, 2022.

1.	Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary into our 401(k) plan, ESPP, or deferred compensation plans.

2.	Represents discretionary bonuses earned in 2020 under our annual incentive plan by each executive.

3.	Represents the grant date fair value of the restricted stock awards computed in accordance with ASC Topic 718, excluding forfeiture assumptions. See the Grants of Plan-Based Awards table for details regarding each award. Assumptions used in the calculation of these amounts are included in Note U to our audited financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022. The restricted stock awards are performance-based.

4.	Represents performance-based compensation earned under our annual incentive plan by each executive.

5.	Amounts shown include matching contributions to our ESPP; dividends paid with respect to restricted stock that vested in 2021, which were withheld during the period of restriction and paid upon vesting; life insurance premiums paid by us; health insurance fees paid by us under the executive medical plan; personal use of a company airplane; reimbursement of escrow expenses; automobile allowance; and matching contributions to our 401(k) plan as reflected in the table below.

	Quirk ($)	Nolan ($)	Jewkes ($)	Park ($)	Sadowski ($)
ESPP Matching Contributions	44,404	15,705	47,116	39,148	38,108
Restricted Stock Dividends	361,872	139,653	123,201	91,150	90,299
Life Insurance Premiums	334	617	617	402	1,187
Personal Airplane Use	52,168	—	—	—	—
Executive Medical	53,395	76,282	76,282	76,282	53,395
Company Match – 401(k)	6,413	6,413	6,413	6,413	1,428
Escrow Expense Reimbursement	10,874	—	—	—	—
Automobile Allowance	—	—	6,231	—	—

GRANTS OF PLAN-BASED AWARDS

The following tables set forth information concerning awards granted to the named executive officers during the fiscal year ended December 31, 2021.

			Estimated Future Payouts Under Non Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			(J) Grant Date Fair Value of Stock and
(A) Name	(B) Grant Date	(C) Award Type	(D) Threshold ($)	(E) Target ($)	(F) Maximum ($)	(G) Threshold (#)	(H) Target (#)	(I) Maximum (#)	Option Awards ($)(3)
Raymond R. Quirk	11/4/2021	Performance Based Restricted Stock	—	—	—	—	111,641	—	5,390,000
	3/26/2021	Annual Incentive Plan	875,000	1,750,000	3,500,000	—	—	—	—
Michael J. Nolan	11/4/2021	Performance Based Restricted Stock	—	—	—	—	43,290	—	2,090,000
	3/26/2021	Annual Incentive Plan	487,500	975,000	1,950,000	—	—	—	—
Roger S. Jewkes	11/4/2021	Performance Based Restricted Stock	—	—	—	—	38,163	—	1,842,500
	3/26/2021	Annual Incentive Plan	487,500	975,000	1,950,000	—	—	—	—
Anthony J. Park	11/4/2021	Performance Based Restricted Stock	—	—	—	—	29,223	—	1,410,860
	3/26/2021	Annual Incentive Plan	296,625	593,250	1,186,500	—	—	—	—
Peter T. Sadowski	11/4/2021	Performance Based Restricted Stock	—	—	—	—	27,911	—	1,347,500
	3/26/2021	Annual Incentive Plan	288,750	577,500	1,155,000	—	—	—	—

1.	With respect to the annual incentive plan, the amount shown in column (D) is 50% of the target amount shown in column (E), and the amount shown in column (F) is 200% of the target amount shown in column (E).

2.	The amounts shown in column (H) reflect the number of shares of performance-based restricted stock granted to each named executive officer under our omnibus plan.

3.	The amounts shown in column (J) represent the grant date fair value of each restricted stock award based upon a $48.28 per share grant date fair value.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2021.

		Option Awards				Stock Awards[1]
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	10/29/2015	200,273	—	25.53	10/29/2022	—	—	—	—
Raymond R.	10/31/2019	—	—	—	—	33,996	1,773,911	—	—
Quirk	11/06/2020	—	—	—	—	97,805	5,103,465	—	—
	11/04/2021	—	—	—	—	—	—	111,641	5,825,427
Michael J.	10/31/2019	—	—	—	—	13,104	683,767	—	—
Nolan	11/06/2020	—	—	—	—	37,925	1,978,927	—	—
	11/04/2021	—	—	—	—	—	—	43,290	2,258,872
Roger	10/31/2019	—	—	—	—	11,562	603,305	—	—
Jewkes	11/06/2020	—	—	—	—	33,434	1,744,586	—	—
	11/04/2021	—	—	—	—	—	—	38,163	1,991,345
Anthony J.	10/31/2019	—	—	—	—	8,479	442,434	—	—
Park	11/06/2020	—	—	—	—	25,602	1,335,912	—	—
	11/04/2021	—	—	—	—	—	—	29,223	1,524,856
Peter T.	10/31/2019	—	—	—	—	8,479	442,434	—	—
Sadowski	11/06/2020	—	—	—	—	24,452	1,275,905	—	—
	11/04/2021	—	—	—	—	—	—	27,911	1,456,396

1.	We made the October 2019, November 2020 and November 2021 stock awards under the omnibus incentive plan. The October 2019 grants vest in equal installments over a period of three years on each anniversary of the grant date provided that we achieve title operating margin of 9% in our title segment in at least two of the five quarters beginning October 1, 2019. The November 2020 grants vest in equal installments over a period of three years on each anniversary of the grant date provided that we achieve title operating margin of 9.5% in our title segment in at least two of the five quarters beginning October 1, 2020. The November 2021 grants vest in equal installments over a period of three years on each anniversary of the grant date provided that we achieve title operating margin of 12% in our title segment in at least two of the five quarters beginning October 1, 2021. Market values are based on the December 31, 2021 closing price of $52.18 per share.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the fiscal year ended December 31, 2021 for each of the named executive officers on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raymond R. Quirk	332,640	7,440,796	131,113	6,420,357
Michael J. Nolan	76,014	1,167,773	50,651	2,480,381
Roger Jewkes	—	—	44,677	2,187,821
Anthony J. Park	—	—	33,305	1,631,403
Peter T. Sadowski	—	—	32,730	1,602,750

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with all of our named executive officers. Additional information regarding post-termination benefits provided under these employment agreements can be found in the “Potential Payments upon Termination or Change in Control” section.

Raymond R. Quirk. We entered into a three-year amended and restated employment agreement with Mr. Quirk, effective October 10, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Pursuant to the terms of the 2008 agreement, Mr. Quirk’s minimum annual base salary was $740,000, with an annual cash incentive target of 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Quirk was entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Quirk and his eligible dependents were entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Quirk was also entitled to, but did not receive, the payment of initiation and membership dues in any social or recreational clubs that we deemed appropriate to maintain our business relationships, and he was eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Quirk’s employment agreement contained provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

In connection with Mr. Quirk’s transition from Chief Executive Officer to Executive Vice-Chairman of our Board, we entered into a three-year Amended and Restated Employment Agreement with Mr. Quirk effective as of February 1, 2022, with a provision for automatic annual extensions beginning on the first anniversary of the Effective Date and continuing thereafter unless either party provides timely notice that the term should not be extended. Pursuant to the terms of the of Mr. Quirk’s new employment agreement, his minimum annual base salary is $750,000 and his annual incentive target is 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Quirk and his eligible dependents are entitled and shall be eligible to medical and other insurance coverage we provide to our other top executives as a group. Mr. Quirk is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Michael J. Nolan. We entered into a three-year amended and restated employment agreement with Mr. Nolan, effective March 2, 2016 with a provision for automatic annual extensions beginning on the second anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the 2016 agreement, Mr. Nolan was entitled to a minimum annual base salary of $575,000 and an annual cash bonus target of 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Nolan and his eligible dependents were entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Nolan was also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Nolan’s employment agreement contained provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

In connection with Mr. Nolan’s transition from President to Chief Executive Officer, we entered into a three-year Amended and Restated Employment Agreement effective as of February 1, 2022 with a provision for automatic annual extensions beginning on the first anniversary of the Effective Date and continuing thereafter unless either party provides timely notice that the term should not be extended. Pursuant to the terms of Mr. Nolan’s new employment agreement, Mr. Nolan is entitled to an annual base salary is $900,000 and an annual incentive target is 150% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Nolan and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Nolan is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Roger J. Jewkes. We entered into a three-year amended and restated employment agreement with Mr. Jewkes, effective March 3, 2016 with a provision for automatic annual extensions beginning on the second anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the 2016 agreement, Mr. Jewkes is entitled to a minimum annual base salary of $630,000 and an annual cash bonus target of 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Jewkes and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Jewkes is also eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Jewkes’ employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

Anthony J. Park. We entered into a three-year amended and restated employment agreement with Mr. Park, effective October 10, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the 2008 agreement, Mr. Park’s minimum annual base salary is $375,000, with an annual cash incentive target equal to at least 100% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Park is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Park and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Park is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Park’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

Peter T. Sadowski. We entered into a three-year amended and restated employment agreement with Mr. Sadowski, effective July 23, 2008 with a provision for automatic annual extensions beginning on the first anniversary of the effective date and continuing thereafter unless either party provides timely notice that the term should not be extended. Under the terms of the 2008 agreement, Mr. Sadowski’s minimum annual base salary is $460,000, with an annual cash incentive target of 105% of his annual base salary, with amounts payable depending on performance relative to targeted results. Mr. Sadowski is entitled to supplemental disability insurance sufficient to provide at least 2/3 of his pre-disability base salary, and Mr. Sadowski and his eligible dependents are entitled to medical and other insurance coverage we provide to our other top executives as a group. Mr. Sadowski is also entitled to, but does not receive, the payment of initiation and membership dues in any social or recreational clubs that we deem appropriate to maintain our business relationships, and he is eligible to receive equity grants under our equity incentive plans, as determined by our compensation committee.

Mr. Sadowski’s employment agreement contains provisions related to the payment of benefits upon certain termination events. The details of these provisions are set forth in the “Potential Payments upon Termination or Change in Control” section.

ANNUAL INCENTIVE AWARDS

In March 2021, our compensation committee approved performance-based cash incentive opportunities for our named executive officers. The performance-based cash incentive opportunities are determined by multiplying base salary by the named executive officer’s applicable percentage approved by our compensation committee based on the level of performance that we achieved. More information about the annual incentive awards, including the targets and criteria for determining the amounts payable to our named executive officers, can be found in the “Compensation Discussion and Analysis” section.

LONG-TERM EQUITY INCENTIVE AWARDS

In November 2021, our compensation committee approved grants of performance-based restricted stock to all our named executive officers. The performance element applicable to the performance-based restricted stock is based upon achievement of adjusted pre-tax title margin of 12% in at least two of the five quarters beginning October 1, 2021. The restricted stock also vests proportionately each year over three years based on continued employment with us. More information about the long-term equity incentive awards can be found in the “Compensation Discussion and Analysis” section.

NONQUALIFIED DEFERRED COMPENSATION

Under our nonqualified deferred compensation plan, which was amended and restated effective January 1, 2009, participants, including our named executive officers, can defer up to 75% of their base salary and 100% of their monthly, quarterly and annual incentives, subject to a minimum deferral of $19,500. Deferral elections are made during specified enrollment periods. Deferrals and related earnings are not subject to vesting conditions.

Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant and may be changed on any business day.

Upon retirement, which generally means separation of employment after attaining age 60, an individual may elect either a lump-sum withdrawal or installment payments over 5, 10 or 15 years. Similar payment elections are available for pre-retirement survivor benefits. In the event of a termination prior to retirement, distributions are paid over a 5-year period. Account balances less than the applicable Internal Revenue Code Section 402(g) limit will be distributed in a lump sum. Participants can elect to receive in-service distributions in a plan year designated by the participant and these amounts will be paid within two and one-half months from the close of the plan year in which they were elected to be paid. The participant may also petition us to suspend elected deferrals, and to receive partial or full payout under the plan, in the event of an unforeseeable financial emergency, provided that the participant does not have other resources to meet the hardship.

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

The table below describes the contributions and distributions made with respect to the named executive officers’ accounts under our nonqualified deferred compensation plan. Of our named executive officers, only Mr. Jewkes deferred 2021 compensation under the plan. Mr. Quirk does not have a balance in the nonqualified deferred compensation plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Anthony J. Park	—	—	85,759	—	595,308
Roger Jewkes	88,400	—	209,027	—	2,642,053
Michael J. Nolan	—	—	5,054	—	28,993
Peter T. Sadowski	—	—	92,628	—	641,204

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In this section, we discuss the nature and estimated value of payments and benefits we would provide to our named executive officers in the event of termination of employment or a change in control. The amounts described in this section reflect amounts that would have been payable under (i) our plans, and (ii) where applicable, their employment agreements if their employment had terminated on December 31, 2021.

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

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

As discussed above, we have entered into employment or service agreements with our named executive officers. The agreements contain provisions for the payment of severance benefits following certain termination events. Below is a summary of the payments and benefits that the named executive officers would receive in connection with various employment or service termination scenarios if their terminations had occurred on December 31, 2021 based on their employment agreements in effect at that time. None of our named executive officers receive payments upon a change of control without a related termination of employment.

Termination Payment	Without Cause or by the Executive for Good Reason	Death or Disability[1]	For Cause or Without Good Reason
Accrued obligations (earned unpaid base salary, annual bonus payments relating to the prior year, and any unpaid expense reimbursements)	✓	✓	✓
Prorated Annual Bonus based on the actual incentive the named executive officer would have earned for the year of termination[2]	✓	✓	Χ
Lump-sum Payment equal to a percentage of the sum of the executive’s (a) annual base salary and (b) the target bonus opportunity in the year in which the termination of employment occurs[3]	✓	Χ	Χ
Right to convert any life insurance provided by us into an individual policy, plus a lump-sum cash payment equal to 36 months (18 months in the case of Messrs. Nolan and Jewkes) of premiums	✓	Χ	Χ
COBRA coverage so long as the executive pays the premiums) for a period of three years (18 months in the case of Messrs. Nolan and Jewkes) or, if earlier, until eligible for comparable benefits from another employer, plus a lump-sum cash payment equal to the sum of 36 (18 in the case of Messrs. Nolan and Jewkes) monthly COBRA premium payments	✓	Χ	Χ
Vesting of all stock option, restricted stock and other equity-based incentive awards, unless the equity incentive awards are based upon satisfaction of performance criteria and not based solely on the passage of time, which vest pursuant to the terms of the award	✓	✓	Χ

1.	Messrs. Quirk’s, Park’s and Sadowski’s employment agreements provide for supplemental disability insurance sufficient to provide at least 2/3 of the executive’s pre-disability base salary. An executive will be deemed to have a “disability” if he is entitled to receive long-term disability benefits under our long-term disability plan.

2.	The prorated annual bonus is based on the following:

•	In the event of a termination without Cause or by the executive for Good Reason, the actual incentive the named executive officer would have earned for the year of termination and the fraction of the year the executive was employed by us.

•	In the event of a termination for death or disability, the target annual bonus opportunity in the year in which the termination occurs or the prior year if no target annual bonus opportunity has yet been determined and (b) the fraction of the year the executive was employed.

3.	The percentage for the lump sum payment for each executive is as follows: Mr. Quirk 200%, Mr. Park 200%, Mr. Nolan 100%, Mr. Jewkes 100%, and Mr. Sadowski 200%. For Messrs. Quirk, Park and Sadowski, the bonus used for the lump-sum payment is the higher of (1) the target bonus opportunity for the year of termination or (2) the highest annual bonus paid to the executive within the preceding three years.

Definition: Cause. The following table shows for each of the named executive officers the reasons that the Company may terminate the executive’s employment for “Cause.”

Definition of “Cause” includes:	Quirk	Park	Nolan	Jewkes	Sadowski
Persistent failure to perform duties consistent with a commercially reasonable standard of care	✓	✓	✓	✓	✓
Willful neglect of duties	✓	✓	✓	✓	✓
Conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty	✓	✓	✓	✓	✓
Material breach of the employment agreement	✓	✓	✓	✓	✓
Impeding or failing to materially cooperate with an investigation authorized by our board of directors	✓	✓	✓	✓	✓

Definition: Good Reason. The table below shows for each of the named executive officers the reasons that each executive may terminate his employment for “Good Reason.”

Definition of “Good Reason” includes:	Quirk	Park	Nolan	Jewkes	Sadowski
Material diminution in the executive’s title[1]	✓	✓	✓	✓	✓
Material diminution of the executive’s base salary or annual bonus opportunity	✓	✓	✓	✓	✓
Material breach of any of our obligations under the employment agreement	✓	✓	✓	✓	✓
Within six months immediately preceding or within two years immediately following a change of control:[2]
• A material adverse change in the executive’s status, authority or responsibility;
• A material adverse change in the position to whom the executive reports or to the executive’s service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom the executive reports;	✓	✓	Χ	Χ	✓
• A material diminution in the budget over which the executive has managing authority; or
• A material change in the geographic location of the executive’s place of employment.

1.	For purposes of Messrs. Quirk’s, Park’s and Sadowski’s employment agreements, this also includes a material diminution in the executive’s position or the assignment of duties to the executive that are materially inconsistent with the executive’s position or title.

2.	For purposes of our executives’ employment agreements, a “change of control” includes (1) an acquisition by an individual, entity or group of more than 50% of our voting power; (2) a merger in which we are not the surviving entity, unless our shareholders immediately prior to the merger hold more than 50% of the combined voting power of the resulting corporation after the merger; (3) a reverse merger in which we are the surviving entity but in which more than 50% of the combined voting power is transferred to persons different from those holding the securities immediately prior to such merger; (4) during any period of two consecutive years during the employment term, a change in the majority of our board, unless the changes are approved by 2/3 of the directors then in office; (5) a sale, transfer or other disposition of our assets that have a total fair market value equal to or more than 1/3 of the total fair market value of all of our assets immediately before the sale, transfer or disposition, other than a sale, transfer or disposition to an entity (i) which immediately after the sale, transfer or disposition owns 50% of our voting stock or (ii) 50% of the voting stock of which is owned by us after the sale, transfer or disposition; or (6) our shareholders approve a plan or proposal for the liquidation or dissolution of our Company.

The agreements also contain provisions relating to the excess parachute payment excise tax under Sections 280G and 4999 of the Internal Revenue Code. The agreements provide that if any payments or benefits to be paid to the named executive officer would be subject to the excise tax on excess parachute payments, then the executive may elect for such payments to be reduced to one dollar less than the amount that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. If the executive does not elect to have such payments so reduced, the executive is responsible for payment of any excise tax resulting from such payments. None of the agreements provide for a gross-up payment for the excise tax.

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

For purposes of our omnibus plan, the term “change in control” means the occurrence of any of the following events:

•	An acquisition by an individual, entity or group of 25% or more of our voting power (except for acquisitions by us or any of our employee benefit plans);

•	During any period of two consecutive years, a change in the majority of our board, unless the change is approved by 2/3 of the directors then in office;

•	A reorganization, merger, share exchange, consolidation or sale or other disposition of all or substantially all of our assets; excluding, however, a transaction pursuant to which we retain specified levels of stock ownership and board seats; or

•	Our shareholders approve a plan or proposal for our liquidation or dissolution.

ESTIMATED CASH PAYMENTS UPON TERMINATION OF EMPLOYMENT

The table below includes the cash severance amounts that would have been payable to each executive in the event of a termination of employment by us not for cause or a termination by the executive for good reason. None of our executives would have received a termination payment if their employment had been terminated on December 31, 2021 for cause or without good reason by the executive, or due to death or disability. Our estimate of the cash severance amounts that would be provided to each executive assumes that their employment terminated on December 31, 2021. The severance amounts do not include a prorated 2021 annual incentive since the named executive officers would have been paid based on their service through the end of the year and therefore would have received the annual inactive whether or not the termination occurred.

Reason for Termination Payment:	Quirk	Park	Nolan	Jewkes	Sadowski
Termination by Company without Cause	$9,191,882	$3,753,564	$1,848,402	$1,853,562	$3,605,397
Termination by Executive for Good Reason	$9,191,882	$3,753,564	$1,848,402	$1,853,562	$3,605,397

ESTIMATED EQUITY PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

The table below includes the estimated values of the FNF restricted stock awards held by the named executive officers that would vest upon a change of control, or upon the termination of their employment without cause or by the executive for good reason, in each case assuming such event occurred on December 31, 2021. None of our executives’ restricted stock awards would have vested in the event of their termination with cause or by the executive without good reason. The amounts below were determined based upon the number of unvested shares of restricted stock held by each executive as of December 31, 2021 (as set forth in the Outstanding Equity Awards at Fiscal Year End table above), multiplied by $52.18 per share, which was the closing price of our common stock on December 31, 2021. None of our named executive officers held any unvested stock options as of December 31, 2021.

Reason for Payment:	Quirk	Park	Nolan	Jewkes	Sadowski
Termination without Cause or by Executive for Good Reason	$7,175,309	$1,854,974	$2,777,966	$2,449,545	$1,792,759
Death	$13,049,858	$3,392,689	$5,055,886	$4,457,683	$3,261,436
Disability	$13,049,858	$3,392,689	$5,055,886	$4,457,683	$3,261,436
Change in Control	$13,049,858	$3,392,689	$5,055,886	$4,457,683	$3,261,436

In connection with certain change in control transactions, our named executive officers may require ServiceLink to purchase their ServiceLink profits interest awards for an amount equal to the fair market value of the interests.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee is currently composed of Daniel D. (Ron) Lane (Chair), Heather H. Murren and Cary H. Thompson. During fiscal year 2021, no member of the compensation committee was a former or current officer or employee of FNF or any of its subsidiaries. In addition, during fiscal year 2021, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

DISCUSSION OF OUR COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

We reviewed our compensation policies and programs for all employees, including our named executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on our company. In conducting the analysis, we reviewed the structure of our executive, non-officer and sales commission incentive programs and the internal controls and risk abatement processes that are in place for each program. We also reviewed data compiled across our direct title operations, agency title operations, ServiceLink, F&G and corporate operations relative to total revenue, total pre-tax profits, total compensation expenses and incentive program expenses (including as a percentage of both revenue and total compensation expenses).

We believe that several design features of our executive compensation program mitigate risk. We set base salaries at levels that provide our employees with assured cash compensation that is appropriate to their job duties and level of responsibility and that, when taken together with incentive awards, motivate them to perform at a high level without encouraging inappropriate risk-taking to achieve a reasonable level of secure compensation.

With respect to our executives’ incentive opportunities, we believe that our use of measurable corporate financial performance goals, multiple performance levels and minimum, target and maximum achievable payouts, together with the compensation committee’s discretion to reduce awards, serve to mitigate excessive risk-taking. The risk of overstatement of financial figures to which incentives are tied is mitigated by the compensation committee’s review and approval of the awards and payments under the awards, our ability to recover any incentive-based compensation pursuant to our clawback policy and the internal and external review of our financials. We also believe that our use of restricted stock and use of multi-year vesting schedules in our long-term incentive awards encourages recipients to deliver incremental value to our shareholders and aligns their interests with our sustainable long-term performance, thereby mitigating risk. In addition, we have market competitive stock ownership requirements for some executives and included stock retention requirements in our restricted stock awards, both of which help to align our executives’ interests with our long-term performance and mitigate risk.

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

2021 CEO PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2021, which we refer to as the CEO pay ratio. Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The ratio of the annual total compensation of our CEO, calculated as described above, to the median of the annual total compensation of all employees for 2021 was 125 to 1. This ratio was based on the following:

•	The annual total compensation of our CEO, determined as described above, was $10,457,921; and

•	The median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $83,831.

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

Employee Population. We determined that, as of November 30, 2020, the date we selected to identify the median employee, our total global employee population consisted of approximately 26,200 individuals working for FNF.

Compensation Measure Used to Identify the Median Employee. Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected base salary/wages and overtime pay, plus paid incentive bonus through November 30, 2020 as the compensation measure.

•	We annualized the compensation of employees to cover the full calendar year, and also annualized any new hires in 2020 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

•	We did not make any cost-of-living adjustments in identifying the median employee.

Annual Total Compensation of Median Employee. To determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $83,831.

Annual Total Compensation of Chief Executive Officer. With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Quirk in the “Total” column for 2021 in the Summary Compensation Table included in this Form 10-K/A.

DIRECTOR COMPENSATION

COMPENSATION OF OUR NON-EXECUTIVE CHAIRMAN

Our compensation consultant reviews the compensation paid to our directors, including Mr. Foley, on a regular basis, and then makes recommendations on any changes to our director compensation practices. Our compensation committee discusses the compensation consultant’s recommendations and determines whether to make any changes to our director compensation in that year.

With respect to Mr. Foley’s compensation in 2021, our directors discussed the critical role Mr. Foley plays in the formation and execution of our long-term strategic vision. Mr. Foley founded FNF in 1984 and transformed it into a leading provider of title insurance, escrow and other title-related services. Under Mr. Foley’s leadership, FNF, through our title insurance underwriters, issues more title insurance policies than any other title company in the United States. In addition to the incredible value Mr. Foley has created at FNF, he led the teams that created additional value for FNF’s shareholders through strategic transactions such as:

•	The spin-off of Fidelity National Information Services, Inc. in 2006, which, under Mr. Foley’s continued leadership from 2006 to 2016, became a global leader in financial services technology. As of December 31, 2021, FIS had a market capitalization of $68 billion.

•	FNF’s acquisition of Lender Processing Services, Inc. (LPS), where Mr. Foley unlocked the value of technology, data and analytics businesses by separating the businesses of Black Knight, Inc. (Black Knight) from LPS’ transaction services businesses that are now part of ServiceLink and led the management team through a process of maximizing operational efficiencies and creating a culture of cross-selling. From FNF’s spin-off of Black Knight to our shareholder in September 2017 to December 31, 2021, the value of Black Knight’s stock increased from $43.05 per share to $82.89 per share, representing an increase in value of $3.3 billion with respect to the approximately 83.3 million shares of Black Knight distributed to our shareholders.

•	The split-off of our non-core businesses which formerly comprised our FNF Ventures Group into Cannae Holdings, Inc. (Cannae). Cannae’s stock price has increased from $18.39 per share at the split-off in November 2017 to $35.15 on December 31, 2021, representing an increase in value of $96 million with respect to the Cannae shares distributed to our shareholders.

•	The acquisition of F&G in June 2020. Since our acquisition, F&G has grown assets under management by 38% to $36.5 billion. On March 16, 2022, we announced that our board of directors has approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G Annuities & Life, Inc., our subsidiary that holds the F&G businesses, so that our shareholders may participate directly in the continued growth of F&G.

While Mr. Foley is no longer an executive or involved in the day-to-day operation of FNF, he continues to be the driving force behind the development and execution of our strategic direction.

In light of the high value Mr. Foley brings to our board and our shareholders and his responsibilities as Chairman of our board, the compensation committee determined that it was important to continue to compensate Mr. Foley at a level that was aligned with the compensation paid to non-executive board chairs at similarly sized organizations while recognizing the time he spends performing his duties as Chairman and the significance of his contributions to our continued success. Accordingly, in June 2020, the Company and Mr. Foley entered into a letter agreement (the Letter Agreement) amending the terms of Mr. Foley’s compensation as non-executive Chairman. Pursuant to the agreement, beginning June 1, 2020, Mr. Foley received the following compensation for his service as non-executive Chairman:

•	A cash retainer of $50,000 per quarter, which represents a reduction of 74% to Mr. Foley’s aggregate annual cash retainer.

•	An annual equity award with a grant date fair value of $315,000, which represents a decrease of 58% to Mr. Foley’s annual equity award. Mr. Foley’s annual equity awards are granted at the same time and shall be subject to the same terms and conditions as the annual equity awards granted to our other non-employee directors.

Also at that time, Mr. Foley ceased to participate in the Company’s equity portfolio incentive plan.

In November 2021, in recognition of Mr. Foley’s superior service, strategic input and high value to FNF and its stakeholders, as well as his additional engagement and services relating to F&G, and FNF’s superior financial performance, our compensation committee approved an increase of Mr. Foley’s annual cash retainer from $200,000 to $500,000 and an increase to the grant date fair value of his annual equity award from $315,000 to $500,000.

Under the terms of Mr. Foley’s director services agreement, if his service is terminated by us for any reason other than for cause, due to death or disability, by him for good reason or if he is not nominated to run for re-election as Chairman of the board, is nominated, but does not receive enough votes to be re-elected to the board, or is removed as Chairman of the board for reasons other than cause, then he is entitled to receive:

•	Any accrued obligations, and

•	Immediate vesting and/or payment of all FNF equity awards

If we terminate Mr. Foley’s service for cause or he resigns without good reason our only obligation is the payment of any accrued obligations.

For purposes of Mr. Foley’s agreement, “cause” includes Mr. Foley’s persistent failure to perform duties consistent with a commercially reasonable standard of care, willful neglect of duties, conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty, material breach of his agreement, or impeding or failing to materially cooperate with an investigation authorized by our board. The term “good reason” is defined in the agreement to include a material diminution in his position or title or the assignment of duties to him that are materially inconsistent with his position or title, a material diminution of his annual retainer, within six months immediately preceding or within two years immediately following a change in control, (1) a material adverse change in this status, authority or responsibility, (2) a material adverse change in the position to whom he reports or to his service relationship as a result of such reporting structure change, or a material diminution in the authority, duties or responsibilities of the position to whom he reports, our material breach of any of our obligations under the agreement, or election of a new director to the board of directors who he did not consent to or vote for.

COMPENSATION OF OUR OTHER DIRECTORS

Mr. Quirk received no additional compensation for services as a member of our board in 2021. In 2021, all non-employee directors other than Mr. Foley, received an annual retainer of $80,000, payable quarterly. The chairman and each member of the audit committee received an additional annual fee (payable in quarterly installments) of $100,000 and $35,000, respectively, for their service on the audit committee. The chairman and each member of the special litigation committee received an additional annual fee (payable in quarterly installments) of $100,000 and $75,000, respectively, for their service on the special litigation committee. The chairman and each member of the compensation committee received an additional annual fee (payable in quarterly installments) of $25,000 and $15,000, respectively, for their service on such committees. The chairman and each member of the corporate governance and nominating committee received an additional annual fee (payable in quarterly installments) of $20,000 and $10,000, respectively, for their service on such committees. Mr. Ammerman, who serves as our Lead Independent Director, does not receive any additional compensation for that role.

In addition, in 2021 each non-employee director other than Mr. Foley received a long-term incentive award of 5,144 shares of restricted stock. Mr. Foley received a long-term incentive award of 10,357 shares of restricted stock. These restricted stock awards were granted under our omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board, subject to the achievement of performance-based criteria. In addition, Mr. Dhanidina received a new director award of 3,235 restricted shares in connection with joining our board.

Mr. Massey, who served as a longtime member of our board and has provided significant value to the Board and our Company during his tenure, resigned from our board effective as of January 9, 2021. Mr. Massey had served as a director of FNF for 15 years, during which time he made significant contributions through his service on the compensation committee, including as committee chair, and previously on the corporate governance and nominating committee. In recognition of Mr. Massey’s longtime service and contributions, the compensation committee approved acceleration of 12,105 restricted shares held by Mr. Massey.

We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings and director education programs. Each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he or she elects to defer any board or committee fees. Mr. Ammerman, Ms. Morgan, Mr. Rood and Mr. Shea each deferred some or all of the fees they earned in 2021 for their service on the board and the committees on which they serve.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ending December 31, 2021.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)[2]	Option Awards ($)[3]	All Other Compensation ($)[4]	Total ($)
William P. Foley, II	490,000	500,036	—	51,036	1,041,072
Douglas K. Ammerman	180,000	248,352	—	16,652	445,004
Halim Dhanidina	62,596	398,392	—	—	460,988
Thomas M. Hagerty	80,000	248,352	—	16,652	345,004
Daniel D. (Ron) Lane	105,000	248,352	—	16,652	370,004
Richard N. Massey	22,000	472,458	—	14,143	508,601
Sandra D. Morgan	167,248	248,352	—	5,565	421,165
Heather H. Murren	186,250	248,352	—	16,652	451,254
John D. Rood	125,000	248,352	—	16,652	390,004
Peter O. Shea, Jr.	100,000	248,352	—	16,652	365,004
Cary H. Thompson	95,000	248,352	—	16,652	360,004

1.	Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a FNF director in 2021 for all directors.

2.	Amounts shown for all directors represent the grant date fair value of a restricted stock award granted in 2021, computed in accordance with FASB ASC Topic 718. The awards vest over a period of three years from the grant date. Assumptions used in the calculation of the amounts of the FNF awards are included in Note U to our audited financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022. Restricted stock awards granted for the fiscal year ended December 31, 2021 for each director were as follows: Mr. Foley 10,357; Mr. Ammerman 5,144; Mr. Dhanidina 8,379; Mr. Hagerty 5,144; Mr. Lane 5,144; Ms. Morgan 5,144; Ms. Murren 5,144; Mr. Rood 5,144; Mr. Shea 5,144; and Mr. Thompson 5,144. The fair value of the awards as shown above is based on a per share fair value of $48.28 for each director other than 3,235 shares of restricted stock granted to Mr. Dhanidina on May 10, 2021, which is based on a per share fair value of $46.38. As of December 31, 2021, FNF restricted stock awards outstanding for each director were as follows: Mr. Foley 22,092; Mr. Ammerman 11,214; Mr. Dhanidina 8,379; Mr. Hagerty 11,214; Mr. Lane 11,214; Ms. Morgan 12,666; Ms. Murren 11,214; Mr. Rood 11,214; Mr. Shea 11,214; and Mr. Thompson 11,214. In recognition of Mr. Massey’s longtime service, the compensation committee approved acceleration of 12,105 restricted shares held by Mr. Massey in connection with his resignation. The shares otherwise would have been forfeited due to his resignation. Amounts shown in this column for Mr. Massey include the grant date fair market value of the shares with respect to which vesting was accelerated.

3.	There were no option awards granted for the fiscal year ended December 31, 2021. As of December 31, 2021, FNF option awards outstanding for each director were as follows: Mr. Foley 600,546; Mr. Ammerman 0; Mr. Dhanidina 0; Mr. Hagerty 21,414; Mr. Lane 0; Ms. Morgan 0; Ms. Murren 0; Mr. Rood 21,414; Mr. Shea 21,414; and Mr. Thompson 0.

4.	Amounts shown for all directors reflect dividends paid with respect to restricted stock that vested in 2021, which were withheld during the period of restriction and paid upon vesting.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 280,700,591 shares of our common stock outstanding as of April 18, 2022. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned[1]	Percent of Series[2]
BlackRock, Inc. 55 East 52nd Street, New York, NY 10022	33,708,680	12.0%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	27,626,874	9.8%

1.	Based on information as of December 31, 2021 that has been publicly filed with the SEC.
2.	Applicable percentages based on shares of our common stock outstanding as of April 18, 2022.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information regarding beneficial ownership as of April 18, 2022 of our common stock by:

•	Each of our directors and nominees for director;

•	Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•	All of our executive officers and directors as a group

Name[1]	Number of Shares	Number of Options[2]	Total	Percent of Total
Douglas K. Ammerman	125,369	–	125,369	*
Halim Dhanidina	8,379	–	8,379	*
William P. Foley, II3	8,567,985	600,546	9,168,531	3.3%
Thomas M. Hagerty	317,789	24,357	342,146	*
Roger Jewkes[4]	600,779	–	600,779	*
Daniel D. (Ron) Lane	270,365	–	270,365	*
Sandra D. Morgan	15,376	–	15,376	*
Heather H. Murren	33,994	–	33,994	*
Michael J. Nolan[5]	306,904	–	306,904	*
Anthony J. Park[6]	400,888	–	400,888	*
Raymond R. Quirk[7]	1,973,417	200,273	2,173,690	*
John D. Rood	203,153	21,414	224,567	*
Peter T. Sadowski[8]	225,009	–	225,009	*
Peter 0. Shea, Jr.[9]	237,911	28,773	266,684	*
Cary H. Thompson	50,935	–	50,935	*
All directors and officers (15 persons)	13,338,253	875,363	14,216,616	5.1%

* Represents less than 1% of our common stock.

1.	The business address of each beneficial owner is c/o Fidelity National Financial, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204.
2.	Includes vested options and options vesting within 60 days of April 18, 2022 and, in the case of Messrs. Hagerty and Shea, warrants that represent the right to receive merger consideration related to our acquisition of F&G, including shares of our common stock.
3.	Includes 2,245,122 shares of our common stock held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole shareholders; 708,106 shares of our common stock owned by the Foley Family Charitable Foundation, and 1,265,826 shares held by Bilcar LLC. Includes 2,300,000 directly owned shares and 1,700,000 shares owned by Folco Development Corporation that are pledged as security in accordance with a previously granted waiver to our hedging and pledging policy.
4.	Includes 496,040 shares held by the Jewkes Family Trust.
5.	Includes 11,085 shares held by the Michael J. Nolan Trust.
6.	Includes 272,759 shares owned by the Anthony J. Park and Deborah L. Park Living Trust.
7.	Includes 1,390,002 shares held by the Quirk 2002 Trust, and 47,193 shares held by the Raymond Quirk 2004 Trust.
8.	Includes 94,908 shares held by the Sadowski Living Trust.
9.	Includes 15,101 shares held by the Peter O. Shea, Jr. Family Trust, 3,773 shares held by the Sarah H. Shea Trust, 3,773 shares held by the Selva Family Trust, 18,874 shares held by Siam II Partners and 3,773 shares held by Toyopa Partners, LP.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2021 about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by security holders	996,113	$25.53	10,952,783	[1]
Equity compensation plans not approved by security holders	1,549,597	$35.97	1,373,652	[2]
Total	2,545,710	$31.85	12,326,435

1.	In addition to being available for future issuance upon exercise of options and SARs under the FNF omnibus plan, these shares of common stock may be issued in connection with new awards of restricted stock, restricted stock units, performance shares, performance units, options or other stock-based awards.
2.	1,373,652 shares may be issued under the FNF FGL Holdings 2017 Omnibus Incentive Plan, which was assumed and amended by FNF in connection with the acquisition of F&G. In accordance with New York Stock Exchange Rules, no stockholder approval was required for the listing of the shares under the plan or for the assumption and amendment of the plan by FNF. Awards under the plan may be made to employees, directors and consultants of FNF and its subsidiaries, other than individuals who were employed or providing services to FNF or any of its subsidiaries immediately prior to date of the merger, June 1, 2020. No awards may be made under the plan after July 24, 2027.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

All of our directors are non-employees other than Mr. Quirk, who served as our Chief Executive Officer until February 1, 2022 when he assumed the role of Executive Vice-Chairman. During the first quarter of 2022, the board of directors determined that Douglas K. Ammerman, Halim Dhanidina, Daniel D. Lane, Sandra D. Morgan, Heather H. Murren, John D. Rood, Peter O. Shea, Jr. and Cary H. Thompson are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines. The board of directors also determined that Messrs. Lane, Thompson and Ms. Murren meet the additional independence standards of the New York Stock Exchange for compensation committee members.

In determining independence, the board considered all relationships that might bear on our directors’ independence from FNF. The board determined that Raymond R. Quirk is not independent because he is the Chief Executive Officer and an employee of FNF. The board of directors also determined that William P. Foley, II is not independent because he is Senior Managing Director of Trasimene Management, LLC and we paid Trasimene a transaction fee of approximately $27.9 million in 2020 pursuant to a services agreement between us and Trasimene. For additional information concerning the Trasimene services agreement, see the section titled “Certain Relationships and Related Transactions” below. The board determined that Thomas M. Hagerty is not independent because Mr. Hagerty is a Managing Director of Thomas H. Lee Partners, L.P. and FNF paid THL approximately $90 million in connection with the purchase of THL’s minority interest in ServiceLink Holdings, LLC in July 2020.

In considering the independence of Douglas K. Ammerman, Sandra D. Morgan, Heather H. Murren, John D. Rood and Cary H. Thompson, the board of directors considered the following factors:

•	Messrs. Ammerman and Rood each own a small non-voting minority interest in Black Knight Sports and Entertainment LLC, which owns the Vegas Golden Knights. Mr. Foley is the majority interest holder, and is Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC.

•	Mr. Thompson is an Executive Vice Chairman of Bank of America Merrill Lynch, and FNF made payments to and received payments from entities affiliated with Bank of America Merrill Lynch in 2020 and 2021. The board of directors determined that these payments do not impair Mr. Thompson’s independence because his compensation from Bank of America Merrill Lynch is not dependent on the amount of business Bank of America Merrill Lynch or its affiliates does with FNF or its subsidiaries.

•	Mr. Ammerman serves on the board of directors of Dun & Bradstreet Holdings, Inc. (DNB). Mr. Foley serves as Executive Chairman of the board of directors of DNB, and he and Cannae Holdings, Inc (Cannae), which was split-off from FNF in November 2017, are significant investors in DNB.

The board of directors determined that these relationships were not of a nature that would impair the independence of Mr. Ammerman, Ms. Murren, Mr. Rood or Mr. Thompson.

Certain Relationships and Related Transactions

AGREEMENTS WITH CANNAE

On November 17, 2017 we completed the split-off, which we refer to as the Split-Off, of our former wholly-owned subsidiary Cannae Holdings, Inc., or Cannae, which consists of the businesses, assets and liabilities formerly attributed to our FNF Ventures Group, or FNF Group, including Ceridian Holding, LLC, American Blue Ribbon Holdings, LLC and T-System Holding LLC. As a result of the Split-Off, FNF and Cannae operate separately. In connection with the Split-Off, our title insurance underwriters Fidelity National Title Insurance Company, Chicago Title Insurance Company and Commonwealth Land Title Insurance Company contributed an aggregate of $100 million to Cannae in exchange for 5,706,134 shares of Cannae common stock. As of December 31, 2021, these shares represented approximately 6.2% of Cannae’s outstanding shares. In order to maintain the tax-free treatment of the November 17, 2017 split-off of Cannae Holdings, Inc. we are required to dispose of these shares by November 17, 2022. In addition, we are subject to certain restrictions regarding voting of our Cannae shares described under “Voting Agreement” below.

We and Cannae have overlapping executive officers and directors. William P. Foley, II, our non-executive Chairman, also serves as non-executive Chairman and is a director of Cannae; and Michael L. Gravelle, our Executive Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of Cannae. In addition, Richard N. Massey, who served on our board until January 9, 2021, serves on the board of directors of Cannae and has served as Chief Executive Officer of Cannae since November 15, 2019. In order to govern certain of the ongoing relationships between us and Cannae and to provide mechanisms for an orderly transition, we have entered into certain agreements with Cannae, the terms of which are summarized below.

VOTING AGREEMENT

In connection with the Split-Off and the issuance of the FNF Cannae shares, we entered into a voting agreement with Cannae (the voting agreement), pursuant to which we have agreed to cause our Cannae shares to be counted as present at any meeting of the stockholders of Cannae for the purpose of establishing a quorum. Additionally, under the voting agreement, we agreed to vote all of our Cannae shares in the same manner as, and in the same proportion to, all shares voted by holders of Cannae common stock (other than FNF and our subsidiaries) until the date on which FNF and our subsidiaries no longer beneficially own shares of Cannae common stock. In addition, we will not deposit any of our Cannae shares into a voting trust or grant any proxies or enter into a voting agreement, power of attorney or voting trust with respect to any of our Cannae shares, or take any action that would have the effect of preventing or materially delaying us from performing any of our obligations under the voting agreement.

TAX MATTERS AGREEMENT

We have also entered into a tax matters agreement with Cannae that governs our respective rights, responsibilities and obligations with respect to taxes, the filing of tax returns, the control of audits and other tax matters. Under the tax matters agreement, the parties agreed to indemnify one another for certain agreed specified losses incurred by the other.

CORPORATE SERVICES AGREEMENT

We entered into a corporate services agreement with Cannae (the corporate services agreement) pursuant to which we provide Cannae with certain specified services, including insurance administration and risk management; other services typically performed by our legal, tax, human resources, accounting and internal audit departments; and such other similar services that Cannae may from time-to-time request or require. The corporate services agreement was to continue in effect until the earlier of (i) the date on which the corporate services agreement is terminated by mutual agreement of Cannae and FNF and (ii) the third anniversary of the date on which the corporate services agreement was entered into. On October 7, 2020, we entered into an Extension of Corporate Services Agreement (the Extension) with Cannae that extended the corporate services agreement for two years until November 17, 2022.

During the initial three-years, we provided these corporate services at no cost, other than reimbursement for reasonable out-of-pocket costs and expenses incurred by us in connection with providing such services to Cannae. Under the Extension, FNF will provide certain of the corporate services at a standard allocated cost plus 10%. The Extension will automatically renew for successive one-year terms unless FNF and Cannae mutually agree to terminate the agreement. Pursuant to the Extension, we received $1.3 million from Cannae in consideration of services provided by us under the corporate services agreement during 2021.

REGISTRATION RIGHTS AGREEMENT

FNF’s title insurance underwriter subsidiaries that own Cannae shares (the Registration Rights Agreements parties) entered into registration rights agreements with Cannae. The registration rights agreements provide the Registration Rights Agreements parties, and their permitted transferees, with the right to require Cannae, at its expense, to register shares of Cannae common stock that the Registration Rights Agreements parties hold. The registration rights agreement also includes certain demand rights, shelf-registration obligations and piggy-back registration rights that could require Cannae to take certain actions to register its securities if requested. The agreements also provide that Cannae will pay certain expenses of the electing holders relating to such registrations and indemnify them against certain liabilities that may arise under the Securities Act.

REVOLVER NOTE

We entered into a revolver note with Cannae, which allows Cannae to borrow revolving loans from us from time to time in an aggregate amount not to exceed $100 million. The proceeds of the revolving loans may be used for investment purposes and working capital needs. The revolving loans accrue interest at LIBOR plus 450 basis points and mature on the five-year anniversary of the date of the revolver note. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion. As of December 31, 2021, there was no outstanding balance under the revolver note.

SALE OF CORPORATE OFFICE

We paid $312,000 of rent in 2021 to Cannae with respect to our continued use of office space Cannae’s corporate headquarters in Las Vegas, Nevada.

OTHER RELATED PARTY TRANSACTIONS

During 2021, we paid, in the ordinary course of business, amounts to certain companies owned in whole or part by Mr. Foley including: $357,364 to Rock Creek Cattle Company, Ltd. and affiliated companies related primarily to hosting Company events, $476,959 to Black Knight Sports and Entertainment, LLC related primarily to the purchase of season tickets and other tickets used for client entertainment and employee recognition, $543,602 to Foley Family Wines for wine purchases related to employee recognitions, and $178,667 to Mr. Foley’s other affiliated companies primarily for travel to and hosting Company events. We believe the amounts charged to us in the foregoing transactions were fair and reasonable and represent market rates that would be charged to unaffiliated third-party customers for the same types of services. We believe that FNF receives intangible business benefits as a result of these activities as they foster increased loyalty to the Company.

On November 1, 2019, we entered into a services agreement with Trasimene Capital Management, LLC (Trasimene) pursuant to which Trasimene will provide certain advisory services to us, including but not limited to ongoing tax and finance services and investment advisory services with respect to potential acquisitions, divestitures and other corporate transactions. In consideration of the services provided by Trasimene to FNF, we will pay Trasimene a mutually agreed upon fee in connection with any acquisitions, divestitures, financings or liquidity events, which fee shall be consistent with market rates. In 2021, we accrued expenses of $450,000 under the services agreement related to the offering of our 3.20% Senior Notes due 2051. Mr. Foley is the Managing Member and a Senior Managing Director and holds a controlling interest in Trasimene. Our former director Richard N. Massey is a Senior Managing Director and holds an ownership interest in Trasimene.

On December 7, 2020, our wholly-owned subsidiaries Fidelity National Title Insurance Company (FNTIC), Commonwealth Land Title Insurance Company (Commonwealth Title), Chicago Title Insurance Company (Chicago Title) and F&G (collectively, the FTAC II Subscribers), entered into common stock subscription agreements with Paysafe and FTAC II to purchase in the aggregate $500 million (the Paysafe Purchase Price) of common shares, par value $0.001 per share, of Paysafe at a purchase price of $10.00 per share (the PIPE Investment). On March 30, 2021, FTAC II merged with Paysafe Ltd., an exempted limited company incorporated under the laws of Bermuda and a leading integrated payments platform (the FTAC II Paysafe Merger), in accordance with the agreement and plan of merger dated December 7, 2020. The combined company operates as Paysafe and is traded on the NYSE under the symbol PSFE. The FTAC II Paysafe Merger was funded with the cash held in trust at FTAC II, forward purchase commitments, private investment in public equity (PIPE) commitments and equity of Paysafe.

On March 30, 2021, the FTAC II Subscribers funded the Paysafe Purchase Price and received 50 million common shares of Paysafe. As of December 31, we held approximately 6.2% of the outstanding common shares of Paysafe with a fair value of $176 million. In connection with the PIPE Investment, we received a fee of 1.6% of the Paysafe Purchase Price in accordance with the agreement and plan of merger dated December 7, 2020.

On January 25, 2021, our wholly-owned subsidiaries FNTIC, Commonwealth Title and Chicago Title (collectively, the FTAC Subscribers) entered into common stock subscription agreements (the FTAC Subscription Agreements) with Alight (f/k/a Acrobat Holdings, Inc.) and FTAC to purchase in the aggregate $150 million (the Alight Purchase Price) of Class A Common Stock, par value $.001 per share, of Alight at a purchase price of $10.00 per share. On June 29, 2021, we funded the Alight Purchase Price. Additionally, Alight paid the FTAC Subscribers a fee of 2.5% of the Alight Purchase Price upon closing of the transactions in accordance with the Business Combination Agreement dated January 25, 2021, as amended and restated April 29, 2021, by and among FTAC, Alight and other parties thereto. On July 2, 2021, FTAC merged with Alight. The combined company operates as Alight, Inc. and is traded on the NYSE under the symbol "ALIT." As of December 31, we held approximately 2.7% of the outstanding common shares of Alight with a fair value of $162 million.

Sara Bennett, the daughter-in-law of Mr. Quirk, is an attorney who is employed by a subsidiary of the Company as underwriting counsel. In 2021, Ms. Bennett’s gross earnings were $751,000, which is consistent with other employees holding similar titles at the Company. She also received health and other benefits customarily provided to similarly situated employees.

Our audit committee has reviewed and approved each of the transactions described above in accordance with the terms of our Code of Conduct related to the approval of related party transactions, which are described below.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it were related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•	Any significant ownership interest in any supplier or customer;
•	Any consulting or employment relationship with any customer, supplier or competitor; and
•	Selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

It is our policy to review all relationships and transactions in which we and our directors or executive officers (or their immediate family members) are participants to determine whether the director or officer in question has or may have a direct or indirect material interest. Our Chief Compliance Officer, together with our legal staff, is primarily responsible for developing and implementing procedures to obtain the necessary information from our directors and officers regarding transactions to/from related persons. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest must be discussed promptly with our Chief Compliance Officer. The Chief Compliance Officer, together with our legal staff, then reviews the transaction or relationship, and considers the material terms of the transaction or relationship, including the importance of the transaction or relationship to us, the nature of the related person’s interest in the transaction or relationship, whether the transaction or relationship would likely impair the judgment of a director or executive officer to act in our best interest, and any other factors such officer deems appropriate. After reviewing the facts and circumstances of each transaction, the Chief Compliance Officer, with assistance from the legal staff, determines whether the director or officer in question (or their immediate family member) has a direct or indirect material interest in the transaction and whether to approve the transaction in question.

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

In the case of any material transactions or relationships involving our Chief Financial Officer or our Chief Accounting Officer, the General Counsel must submit a list of any approved material transactions semiannually to the audit committee for its review.

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in this related person transactions section. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

Item 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services (Ernst & Young LLP, Jacksonville, FL, PCAOB Auditor ID: 42)

The audit committee has appointed EY to audit the consolidated financial statements of the Company for the 2022 fiscal year. EY has continuously acted as our independent registered public accounting firm since August 2, 2017. For services rendered to us during or in connection with our years ended December 31, 2021 and December 31, 2020, we were billed the following fees by EY:

	2021 (In thousands)	2020 (In thousands)
Audit Fees	$7,480	$8,625
Audit-Related Fees	$451	$304
Tax Fees	$270	$144
All Other Fees	$7	$19

Audit Fees. Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2021 and 2020 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out-of-pocket expenses incurred.

Audit-Related Fees. Audit-related fees in 2021 and 2020 consisted principally of fees for Service Organization Control Reports.

Tax Fees. Tax fees for 2021 and 2020 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Fees. All other fees relate primarily to services provided for regulatory inspection readiness assessments.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by EY is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by EY has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre- approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.        EXHIBITS

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (1) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit Number	Description

2.1	Reorganization Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2017)
2.2	Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)
2.3	First Amendment to the Agreement and Plan of Merger, dated as of April 24, 2020, by and between Fidelity National Financial, Inc., F I Corp., F II Corp., and FGL Holdings (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A filed on April 24, 2020)
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2018)
3.2	Fifth Amended and Restated Bylaws of Fidelity National Financial, Inc., dated January 5, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)
4.1	Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)
4.2	First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)
4.3	Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)
4.4	Officers’ Certificate, dated August 28, 2012, pursuant to the Indenture dated December 8, 2005, as supplemented by the First Supplemental Indenture dated as of January 6, 2006 and as further supplemented by the Second Supplemental Indenture dated as of May 5, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 28, 2012)
4.5	Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)
4.6	Fourth Supplemental Indenture, dated August 13, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

4.7	Form of 4.50% Senior Note of the Registrant due 2028 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018).
4.8	Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)
4.9	Description of FNF Common Stock (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
4.10	Supplemental Indenture, dated as of June 1, 2020, by and among Fidelity & Guaranty Life Holdings, Inc., Fidelity National Financial, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2020).
4.11	Indenture, dated as of April 20, 2018, by and among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by FGL Holdings (File No. 001-37779) on April 25, 2018).
4.12	Fifth Supplemental Indenture, dated as of June 12, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).
4.13	Form of 3.40% Senior Note of the Registrant due 2030 (included in Exhibit 4.12 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)
4.14	Sixth Supplemental Indenture, dated as of September 15, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020).
4.15	Form of 2.450% Senior Note of the Registrant due 2031 (included in Exhibit 4.14 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)
4.16	Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.17	Form of 3.20% Senior Note of the Registrant due 2051 (included in exhibit 4.16 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)
10.1	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
10.2	Amended and Restated Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018) (1)
10.3	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
10.4	Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)
10.5	Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)
10.6	Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)
10.7	Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)
10.8	Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.9	Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2022) (1)
10.10	Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)
10.11	Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)
10.12	Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)
10.13	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.14	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)
10.15	Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.16	Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)
10.17	Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.18	Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.19	Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.20	Amended and Restated Employment Agreement between the Registrant and Michael Nolan effective February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)
10.21	Employment Agreement between the Registrant and Roger Jewkes effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.22	Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)
10.23	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2021 Awards (2)
10.24	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2019 Awards (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019) (1)

10.25	Tax Matters Agreement, dated as of November 17, 2017, by and between Fidelity National Financial, Inc. and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 20, 2017)
10.26	Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)
10.27	FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)
10.28	Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)
10.29	Form of Subscription Agreement by and among Acrobat Holdings, Inc., Foley Trasimene Acquisition Corp., and certain subsidiaries of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2021)
10.30	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2020 Awards (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020) (1)

21.1	Subsidiaries of the Registrant (2)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(2)
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(2)

101.INS Inline XBRL Instance Document (3)

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

104 Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101

(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(2) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

(3) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fidelity National Financial, Inc.

	By:	/s/ Michael J. Nolan
Michael J. Nolan
Chief Executive Officer

Date: May 2, 2022