Form 10-Q
period 2022-03-31
Fidelity National Financial, Inc.
filed 2022-05-10
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of April 30, 2022 were:
FNF Common Stock    280,703,586

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2022

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2022 and December 31, 2021, at an amortized cost of $32,508 and $30,705, respectively, net of allowance for credit losses of $11 and $8, respectively, and includes pledged fixed maturity securities of $450 and $460, respectively, related to secured trust deposits	$31,478	$31,990
Preferred securities, at fair value	1,283	1,401
Equity securities, at fair value	1,061	1,263
Derivative investments	487	816
Mortgage loans, net of allowance for credit losses of $32 and $31 at March 31, 2022 and December 31, 2021, respectively	4,217	3,749
Investments in unconsolidated affiliates	2,849	2,486
Other long-term investments	606	579
Short-term investments, at March 31, 2022 and December 31, 2021 includes pledged short-term investments of $1 related to secured trust deposits	1,746	491
Total investments	43,727	42,775
Cash and cash equivalents, at March 31, 2022 and December 31, 2021 includes $521 and $480, respectively, of pledged cash related to secured trust deposits	2,793	4,360
Trade and notes receivables, net of allowance of $32 at March 31, 2022 and December 31, 2021	529	557
Reinsurance recoverable, net of allowance for credit losses of $20 at March 31, 2022 and December 31, 2021	3,918	3,738
Goodwill	4,539	4,539
Prepaid expenses and other assets	1,357	1,203
Lease assets	373	376
Other intangible assets, net	3,034	2,557
Title plants	400	400
Property and equipment, net	187	185
Total assets	$60,857	$60,690
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$36,237	$35,525
Future policy benefits	5,217	4,732
Accounts payable and accrued liabilities	2,769	2,696
Notes payable	3,095	3,096
Reserve for title claim losses	1,912	1,883
Funds withheld for reinsurance liabilities	1,852	1,676
Secured trust deposits	970	934
Lease liabilities	410	414
Income taxes payable	179	72
Deferred tax liability	98	205
Total liabilities	52,739	51,233
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2022 and December 31, 2021; outstanding of 281,117,483 and 283,778,574 as of March 31, 2022 and December 31, 2021, respectively, and issued of 325,573,748 and 325,486,429 as of March 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,826	5,811
Retained earnings	4,642	4,369
Accumulated other comprehensive (loss) earnings	(712)	779
Less: Treasury stock, 44,456,265 shares and 41,707,855 shares as of March 31, 2022 and December 31, 2021, respectively, at cost	(1,679)	(1,545)
Total Fidelity National Financial, Inc. shareholders’ equity	8,077	9,414
Non-controlling interests	41	43
Total equity	8,118	9,457
Total liabilities and equity	$60,857	$60,690
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2022	2021
	(Unaudited)
Revenues:
Direct title insurance premiums	$767	$746
Agency title insurance premiums	1,099	1,058
Escrow, title-related and other fees	1,290	851
Interest and investment income	478	402
Recognized gains and losses, net	(469)	43
Total revenues	3,165	3,100
Expenses:
Personnel costs	823	812
Agent commissions	844	807
Other operating expenses	442	458
Benefits and other changes in policy reserves	208	(26)
Depreciation and amortization	182	183
Provision for title claim losses	84	81
Interest expense	30	28
Total expenses	2,613	2,343
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	552	757
Income tax expense	155	166
Earnings before equity in earnings of unconsolidated affiliates	397	591
Equity in earnings of unconsolidated affiliates	2	13
Net earnings from continuing operations	399	604
Net earnings from discontinued operations, net of tax	—	5
Net earnings	399	609
Less: Net earnings attributable to non-controlling interests	2	4
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$397	$605
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$1.41	$2.07
Net earnings per share from discontinued operations attributable to common shareholders	—	0.02
Net earnings per share attributable to common shareholders, basic	$1.41	$2.09
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$1.40	$2.06
Net earnings per share from discontinued operations attributable to common shareholders	—	0.02
Net earnings per share attributable to common shareholders, diluted	$1.40	$2.08

Weighted average common shares outstanding - basic	281	289
Weighted average common shares outstanding - diluted	283	291

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2022	2021
	(Unaudited)
Net earnings	$399	$609
Other comprehensive (loss) earnings:
Unrealized loss on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(1,528)	(545)
Unrealized gain on investments in unconsolidated affiliates (2)	6	9
Unrealized loss on foreign currency translation (3)	(2)	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	33	(46)
Other comprehensive loss	(1,491)	(584)
Comprehensive (loss) earnings	(1,092)	25
Less: Comprehensive earnings attributable to non-controlling interests	2	4
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(1,094)	$21
_______________________________________

(1)Net of income tax benefit of $291 million and $146 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Net of income tax expense of $2 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.
(3)Net of income tax benefit of less than $1 million for the three months ended March 31, 2022 and 2021.
(4)Net of income tax (benefit) expense of $(9) million and $12 million for the three months ended March 31, 2022 and 2021, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2021	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392
Exercise of stock options	1	—	21	—	—	—	—	—	21
Treasury stock repurchased	—	—	—	—	—	3	(112)	—	(112)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(545)	—	—	—	(545)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(46)	—	—	—	(46)
Stock-based compensation	—	—	11	—	—	—	—	—	11
Dividends declared, $0.36 per common share	—	—	—	(106)	—	—	—	—	(106)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net earnings	—	—	—	605	—	—	—	4	609
Balance, March 31, 2021	323	$—	$5,752	$2,893	$720	34	$(1,179)	$40	$8,226

Balance, January 1, 2022	325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457
Exercise of stock options	1	—	2	—	—	—	—	—	2
Treasury stock repurchased	—	—	—	—	—	3	(134)	—	(134)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(1,528)	—	—	—	(1,528)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6	—	—	—	6
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	33	—	—	—	33
Stock-based compensation	—	—	13	—	—	—	—	—	13
Dividends declared, $0.44 per common share	—	—	—	(124)	—	—	—	—	(124)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net earnings	—	—	—	397	—	—	—	2	399
Balance, March 31, 2022	326	$—	$5,826	$4,642	$(712)	45	$(1,679)	$41	$8,118

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$399	$609
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	182	183
Equity in earnings of unconsolidated affiliates	(2)	(13)
Gain on sales of investments and other assets and asset impairments, net	(30)	(71)
Change in NAV of limited partnerships, net	(112)	—
Interest credited/index credits to contractholder account balances	(380)	(62)
Deferred policy acquisition costs and deferred sales inducements	(169)	(134)
Charges assessed to contractholders for mortality and admin	(49)	(41)
Non-cash lease costs	35	34
Operating lease payments	(37)	(38)
Distributions from unconsolidated affiliates, return on investment	25	7
Stock-based compensation cost	13	11
Change in valuation of derivatives, equity and preferred securities, net	499	(18)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(12)	(38)
Change in future policy benefits	485	(51)
Change in funds withheld from reinsurers	181	217
Net decrease in trade receivables	27	14
Net increase in reserve for title claim losses	30	60
Net change in income taxes	142	144
Net change in other assets and other liabilities	(560)	(148)
Net cash provided by operating activities	667	665
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	1,984	1,586
Proceeds from sales of property and equipment	5	—
Additions to property and equipment and capitalized software	(43)	(22)
Purchases of investment securities	(3,810)	(3,283)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(1,255)	645
Additions to notes receivable	(4)	—
Collections of notes receivable	3	—
Acquisitions and dispositions	(20)	(5)
Additional investments in unconsolidated affiliates	(309)	(1)
Distributions from unconsolidated affiliates, return of investment	34	24
Net other investing activities	1	(4)
Net cash used in investing activities	(3,414)	(1,060)
Cash flows from financing activities:
Dividends paid	(124)	(104)
Subsidiary dividends paid to non-controlling interest shareholders	(4)	(5)
Exercise of stock options	2	21
Net change in secured trust deposits	36	23
Payment of contingent consideration for prior period acquisitions	(1)	(2)
Contractholder account deposits	2,123	1,522
Contractholder account withdrawals	(723)	(641)
Purchases of treasury stock	(129)	(112)
Net cash provided by financing activities	1,180	702
Net (decrease) increase in cash and cash equivalents	(1,567)	307
Cash and cash equivalents at beginning of period	4,360	2,719
Cash and cash equivalents at end of period	$2,793	$3,026
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2021.
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including loan sub-servicing, valuations, default services and home warranty products, (ii) technology to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our wholly-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
F&G Distribution
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain control of F&G through our 85% ownership stake. The proposed F&G Distribution is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S Securities and Exchange Commission (the "SEC"), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is targeted to be completed in late third quarter or early fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.
Income Tax
Income tax expense was $155 million and $166 million in the three months ended March 31, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 28% and 22% in the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets, related to realized losses on the past sales of discontinued operations, for which it is more likely than not that we will not be able to realize for tax purposes.

Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock and certain other convertible share based payments, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three months ended March 31, 2022 and 2021.
Recent Accounting Pronouncements
Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements. We will not early adopt this standard. We have identified specific areas that will be impacted by the new guidance. This guidance will bring significant changes to how we account for certain insurance and annuity products within our business. As we continue to make progress on adopting this new guidance, we will be able to provide a better assessment of the specific impacts to our consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the Troubled Debt Restructuring ("TDR") recognition and measurement guidance for creditors and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. We do not currently expect to early adopt this standard and are in the process of assessing this standard and its impact on our accounting and disclosures.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2022	2021
	(Dollars in millions)
Beginning balance	$1,883	$1,623
Change in insurance recoverable	(1)	25
Claim loss provision related to:
Current year	84	81
Total title claim loss provision	84	81
Claims paid, net of recoupments related to:
Current year	(1)	—
Prior years	(53)	(46)
Total title claims paid, net of recoupments	(54)	(46)
Ending balance of claim loss reserve for title insurance	$1,912	$1,683
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its alter ego (collectively, the “Named Companies”), among others. Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain through her former company, ANI Development LLC ("ANI"), or other affiliates to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend they were told that under California state law, alcoholic beverage license applicants are required to deposit into escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which the plaintiffs’ funds were deposited.

The following lawsuits are pending in the Superior Court of San Diego County for the State of California and have been set for jury trial on December 2, 2022. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, ABC Funding Strategies, LLC,Payson R. Stevens; Kamaljit K. Kapur and The Payson R. Stevens & Kamaljit Kaur Kapur Trust Dated March 28, 2014 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. The Named Companies have reached a conditional settlement with members of ABC Funding Strategies, LLC plaintiffs under confidential terms.
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

On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme and seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others.

The following matters pending in the Superior Court of San Diego County for the State of California have conditionally settled under confidential terms: Yuan Yu and Polly Yu v. Chicago Title Co., et al., Ovation Fin. Holdings 2 LLC, Ovation Fund Mgmt. II, LLC, Banc of California, N.A. v. Chicago Title Ins. Co., and Blake E. Allred and Melissa M. Allred v. Chicago Title Co., et al.

Additionally, in connection with the alcoholic beverage license scheme, the SEC filed a lawsuit in the United States District Court for the Southern District of California against Ms. Champion-Cain and certain of her affiliated entities asserting claims for securities fraud. A receiver was appointed by the court to preserve the assets of the defendant affiliated entities (the “receivership entities”), pay their debts, operate the businesses and pursue any claims they may have against third-parties. Pursuant to the authority granted to her by the federal court on the SEC action, on January 7, 2022, a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co., was filed in San Diego County Superior Court by the receiver on behalf of the receivership entities against the Named Companies. The receiver seeks compensatory, incidental, consequential, and punitive damages, and seeks the recovery of attorneys’ fees. The Named Companies have filed a demurrer seeking dismissal of the receiver’s complaint. The Named Companies also filed a motion in the SEC action seeking permission to sue ANI, via the receiver, to pursue indemnity and other claims against the receivership entities as joint tortfeasors in the state court actions. On February 28, 2022, the Named Companies’ motion was granted permitting them to sue ANI in the pending state court actions. On April 26, 2022, the Named Companies reached a conditional settlement with the receiver, which is subject to court approval.

Chicago Title Company has also resolved a number of other pre-suit claims and previously-disclosed lawsuits from both individual and groups of alleged investors under confidential terms. Based on the facts and circumstances of the remaining claims, including the settlements already reached, we have recorded reserves included in our reserve for title claim losses which we believe are adequate to cover losses related to this matter, and we believe that our reserves for title claim losses are adequate.

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

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,793	$—	$—	$2,793	$2,793
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,897	4,161	9,058	9,058
Commercial mortgage-backed securities	—	3,012	40	3,052	3,052
Corporates	35	14,365	1,141	15,541	15,541
Hybrids	126	723	—	849	849
Municipals	—	1,335	37	1,372	1,372
Residential mortgage-backed securities	—	761	—	761	761
U.S. Government	587	—	—	587	587
Foreign Governments	—	241	17	258	258
Short term investments	1,403	324	19	1,746	1,746
Preferred securities	449	833	1	1,283	1,283
Equity securities	1,004	—	10	1,014	1,014
Derivative investments	—	487	—	487	487
Reinsurance related embedded derivative, included in other assets	—	50	—	50	50
Other long-term investments	—	—	70	70	70
Total financial assets at fair value	$6,397	$27,028	$5,496	$38,921	$38,921
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,395	3,395	3,395
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	1	—	1	1
Total financial liabilities at fair value	$—	$1	$3,395	$3,396	$3,396

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$4,360	$—	$—	$4,360	$4,360
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	8,695	8,695
Commercial mortgage-backed securities	—	2,944	35	2,979	2,979
Corporates	37	15,322	1,135	16,494	16,494
Hybrids	132	780	—	912	912
Municipals	—	1,458	43	1,501	1,501
Residential mortgage-backed securities	—	731	—	731	731
U.S. Government	394	—	—	394	394
Foreign Governments	—	266	18	284	284
Short term investments	168	2	321	491	491
Preferred securities	506	893	2	1,401	1,401
Equity securities	1,206	—	9	1,215	1,215
Derivative investments	—	816	—	816	816
Other long-term investments	—	—	78	78	78
Total financial assets at fair value	$6,803	$27,948	$5,600	$40,351	$40,351
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	3,883	3,883
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	73	—	73	73
Total financial liabilities at fair value	$—	$73	$3,883	$3,956	$3,956

Valuation Methodologies
Fixed Maturity Preferred and Equity Securities
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2022 or December 31, 2021.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera") (effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third party reinsurer) and ASPIDA Life Re Ltd ("Aspida Re") are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note L F&G Reinsurance for further discussion on F&G reinsurance agreements.
Other long-term investments
We hold a fund-linked note which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2022 and December 31, 2021 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2022
	(in millions)			March 31, 2022
Assets
Asset-backed securities	$4,064	Broker-quoted	Offered quotes	44.79% - 728.00% (94.48%)
Asset-backed securities	97	Third-Party Valuation	Offered quotes	86.52% - 103.47% (101.78%)
Commercial mortgage-backed securities	23	Broker-quoted	Offered quotes	120.24% - 120.24% (120.24%)
Commercial mortgage-backed securities	17	Third Party Valuation	Offered quotes	77.78% - 92.37% (86.30%)
Corporates	456	Broker-quoted	Offered quotes	0.00% - 124.44% (94.94%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.00%)
Corporates	671	Third-Party Valuation	Offered quotes	81.09% - 113.62% (99.17%)
Municipals	37	Third-Party Valuation	Offered quotes	118.69% - 118.69% (118.69%)
Foreign Governments	17	Third-Party Valuation	Offered quotes	104.86% - 113.31% (107.50%)
Short term investments	19	Third-Party Valuation	Offered quotes	94.33% - 95.49% (94.91%)
Preferred securities	1	Income-Approach	Yield	2.43%
Equity securities	2	Black Scholes model	Risk Free Rate	1.00% - 1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Broker Quoted	Offered quotes	$50.00 - $55.00 ($52.50)
Equity securities	4	Discounted Cash Flow	Discount rate	11.10% - 11.10% (11.10%)
		Market Comparable Company Analysis	EBITDA multiple	4.8x - 4.8x (4.8x)
Other long-term investments:
Available-for-sale embedded derivative	30	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	19	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$5,496
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,395	Discounted cash flow	Market value of option	0.00% - 26.75% (1.74%)
			Swap rates	0.17% - 2.59% (1.38%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.24%)
			Partial withdrawals	2.00% - 23.26% (2.73%)
			Non-performance spread	0.49% - 1.23% (1.01%)
			Option cost	0.00% - 4.97% (1.82%)
Total financial liabilities at fair value	$3,395

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021
	(in millions)			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.70% (97.06%)
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70%)
Commercial mortgage-backed securities	11	Third Party Valuation	Offered quotes	97.91% - 97.91% (97.91%)
Corporates	380	Broker-quoted	Offered quotes	0.00% - 109.69% (100.91%)
Corporates	741	Third-Party Valuation	Offered quotes	85.71% - 119.57% (107.72%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (62.00%)
Municipals	43	Third-Party Valuation	Offered quotes	135.09% - 135.09% (135.09%)
Foreign Governments	18	Third-Party Valuation	Offered quotes	107.23% - 116.44% (110.11%)
Short term investments	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	2	Income-Approach	Yield	2.43%
Equity securities	3	Broker Quoted	Offered quotes	$6.23 - $6.23 ($6.23)
Equity securities	2	Black Scholes model	Risk Free Rate	1.00% -1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	12.70% - 12.70% (12.70%)
		Market Comparable Company Analysis	EBITDA multiple	5.9x - 5.9x (5.9x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$5,600
Liabilities
Future policy benefits	—	Discounted cash flow	Non-performance spread	0.50%
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	0.00% - 38.72% (3.16%)
			Swap rates	0.05% - 1.94% (1.00%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.26%)
			Partial withdrawals	2.00% - 23.26% (2.72%)
			Non-performance spread	0.43% - 1.01% (0.68%)
			Option cost	0.07% - 4.97% (1.83%)
Total financial liabilities at fair value	$3,883

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2022 and 2021. This summary excludes any impact of amortization of value of business acquired (“VOBA”), deferred acquisition cost (“DAC”), and deferred sales inducements (“DSI”). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$—	$(130)	$400	$—	$(152)	$84	$4,161	$(138)
Commercial mortgage-backed securities	35	—	(2)	—	—	—	7	40	(2)
Corporates	1,135	—	(74)	80	—	(26)	26	1,141	(73)
Municipals	43	—	(6)	—	—	—	—	37	(5)
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—
Foreign Governments	18	—	(1)	—	—	—	—	17	(1)
Short term investments	321	—	(1)	20	—	—	(321)	19	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	1	—	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(4)	—	—	—	—	—	30	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Credit linked note	23	—	(3)	—	—	(1)	—	19	—
Total Level 3 assets at fair value	$5,600	$(4)	$(218)	$501	$—	$(179)	$(204)	$5,496	$(221)
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	(488)	—	—	—	—	—	3,395	—
Total Level 3 liabilities at fair value	$3,883	$(488)	$—	$—	$—	$—	$—	$3,395	$—
(a) The net transfers out of Level 3 during the three months ended March 31, 2022 were exclusively to Level 2.

	Three months ended March 31, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$—	$(23)	$358	$—	$(92)	$—	$1,593	$(4)
Commercial mortgage-backed securities	26	—	(1)	—	—	—	—	25	1
Corporates	1,289	6	(39)	40	(5)	(31)	(14)	1,246	19
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	(2)	—	—	—	—	41	4
Residential mortgage-backed securities	483	—	12	5	—	(13)	—	487	27
Foreign Governments	17	—	—	—	—	—	—	17	2
Equity securities	5	1	—	3	—	—	—	9	—
Other long-term investments:
Available-for-sale embedded derivative	27	2	—	—	—	—	—	29	—
Credit linked note	23	—	(4)	—	—	—	—	19	—
Total Level 3 assets at fair value	$3,267	$9	$(57)	$406	$(5)	$(140)	$(14)	$3,466	$49
Liabilities
Future policy benefits	$5	$—	$—	$—	$—	$(1)	$—	$4	$—
FIA/IUL embedded derivatives, included in contractholder funds	3,404	(111)	—	—	—	—	—	3,293	—
Total Level 3 liabilities at fair value	$3,409	$(111)	$—	$—	$—	$(1)	$—	$3,297	$—
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
Company Owned Life Insurance
Company owned life insurance ("COLI") is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.

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

	March 31, 2022
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$79	$—	$79	$79
Commercial mortgage loans	—	—	2,147	2,147	2,231
Residential mortgage loans	—	—	1,904	1,904	1,986
Policy loans	—	—	40	40	40
Other invested assets	—	—	67	67	67
Company-owned life insurance	—	—	350	350	350
Trade and notes receivables, net of allowance	—	—	529	529	529
Total	$—	$79	$5,037	$5,116	$5,282

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$29,031	$29,031	$32,903
Debt	—	2,929	—	2,929	3,095
Total	$—	$2,929	$29,031	$31,960	$35,998

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$72	$72
Commercial mortgage loans	—	—	2,265	2,265	2,168
Residential mortgage loans	—	—	1,549	1,549	1,581
Policy loans	—	—	39	39	39
Other invested assets	—	—	57	57	57
Company-owned life insurance	—	—	333	333	333
Trade and notes receivables, net of allowance	—	—	557	557	557
Total	$—	$72	$4,800	$4,872	$4,807

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$27,448	$27,448	$31,529
Debt	—	3,218	—	3,218	3,096
Total	$—	$3,218	$27,448	$30,666	$34,625

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or net asset value ("NAV") is used as a practical expedient in determining fair value:

	Carrying Amount (in millions)
	March 31, 2022	December 31, 2021
Investments in unconsolidated affiliates	$153	$136
Equity securities (NAV)	47	48
Investments in unconsolidated affiliates (a)	2,696	2,350
	$2,896	$2,534
(a) The fair value of these investments using the NAV practical expedient and their carrying amount are generally equal.

For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation. We account for our investment in unconsolidated affiliates using the equity method of accounting. Equity method investments are reported on a lag of up to three months for investee information not received timely.
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at March 31, 2022 and December 31, 2021 are summarized as follows (in millions):

	March 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$9,137	$(1)	$129	$(207)	$9,058	$9,058
Commercial mortgage-backed securities	2,951	(2)	170	(67)	3,052	3,052
Corporates	16,480	(3)	188	(1,124)	15,541	15,541
Hybrids	832	—	31	(14)	849	849
Municipals	1,444	—	17	(89)	1,372	1,372
Residential mortgage-backed securities	801	(5)	4	(39)	761	761
U.S. Government	594	—	3	(10)	587	587
Foreign Governments	269	—	3	(14)	258	258
Total available-for-sale securities	$32,508	$(11)	$545	$(1,564)	$31,478	$31,478

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695	$8,695
Commercial mortgage-backed/asset-backed securities	2,684	(2)	308	(11)	2,979	2,979
Corporates	15,822	—	830	(158)	16,494	16,494
Hybrids	838	—	74	—	912	912
Municipals	1,445	—	67	(11)	1,501	1,501
Residential mortgage-backed securities	731	(3)	7	(4)	731	731
U.S. Government	393	—	3	(2)	394	394
Foreign Governments	276	—	9	(1)	284	284
Total available-for-sale securities	$30,705	$(8)	$1,518	$(225)	$31,990	$31,990

Securities held on deposit with various state regulatory authorities had a fair value of $15,578 million and $22,343 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of March 31, 2022 and December 31, 2021, the Company's accrued interest receivable balance was $278 million and $253 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $2,840 million and $2,469 million as of March 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2022		December 31, 2021
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$439	$444	$426	$431
Due after one year through five years	3,320	3,249	2,998	3,051
Due after five years through ten years	2,378	2,295	2,389	2,458
Due after ten years	13,456	12,590	12,930	13,608
Subtotal	19,593	18,578	18,743	19,548
Other securities which provide for periodic payments:
Asset-backed securities	9,137	9,058	8,516	8,695
Commercial mortgage-backed securities	2,951	3,052	2,684	2,979
Structured hybrids	26	29	31	37
Residential mortgage-backed securities	801	761	731	731
Subtotal	12,915	12,900	11,962	12,442
Total fixed maturity available-for-sale securities	$32,508	$31,478	$30,705	$31,990

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
The activity in the allowance for expected credit losses of AFS securities aggregated by investment category were as follows for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write-offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(3)	$—	$—	$—	$2	$—	$—	—	$(1)
Commercial mortgage-backed securities	(2)	—	—	—	—	—	—	—	(2)
Corporates	—	(3)	—	—	—	—	—	—	(3)
Residential mortgage-backed securities	(3)	—	—	(2)	—	—	—	—	(5)
Total available-for-sale securities	$(8)	$(3)	$—	$(2)	$2	$—	$—	$—	$(11)

	Three Months Ended March 31, 2021
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (1)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write-offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Commercial mortgage-backed securities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)
Corporates	(16)	—	—	7	—	—	3	3	$(3)
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	$(3)
Total available-for-sale securities	$(19)	$(1)	$—	$7	$—	$—	$3	$3	$(7)
(1) Purchased credit deteriorated financial assets ("PCD")

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended March 31, 2022 or 2021.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2022 and December 31, 2021 were as follows (dollars in millions):

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$5,910	$(179)	$348	$(28)	$6,258	$(207)
Commercial mortgage-backed securities	1,205	(62)	44	(5)	1,249	(67)
Corporates	10,103	(817)	1,613	(307)	11,716	(1,124)
Hybrids	407	(14)	2	—	409	(14)
Municipals	954	(72)	131	(17)	1,085	(89)
Residential mortgage-backed securities	609	(37)	19	(2)	628	(39)
U.S. Government	327	(9)	30	(1)	357	(10)
Foreign Government	152	(11)	12	(3)	164	(14)
Total available-for-sale securities	$19,667	$(1,201)	$2,199	$(363)	$21,866	$(1,564)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,321
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						223
Total number of available-for-sale securities in an unrealized loss position						3,544

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	603	(11)	1	—	604	(11)
Corporates	5,391	(132)	394	(26)	5,785	(158)
Hybrids	3	—	—	—	3	—
Municipals	410	(5)	85	(6)	495	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	219	(2)	4	—	223	(2)
Foreign Government	82	(1)	5	—	87	(1)
Total available-for-sale securities	$11,443	$(185)	$646	$(40)	$12,089	$(225)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,056
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						68
Total number of available-for-sale securities in an unrealized loss position						2,124

We determined the increase in unrealized losses as of March 31, 2022 was caused by higher treasury rates as well as wider spreads. This is in part due to the Federal Reserve's action to increase rates in efforts to combat inflation. Inflation in the first quarter of 2022 has been compounded by supply chain issues stemming from additional COVID-19 restrictions in China, as well as higher energy prices as a result of the Russian-Ukrainian conflict. For securities in an unrealized loss position as of March 31, 2022, our allowance for expected credit loss was $11 million. We believe that unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2022 was primarily attributable to interest rate increases, near-term illiquidity, and uncertainty caused by Russia's invasion of Ukraine as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 7% of our total investments as of March 31, 2022. We primarily invest in mortgage loans on income producing properties including hotels, industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	March 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$19	1%	$19	1%
Industrial - General	486	22%	497	23%
Mixed Use	12	1%	13	1%
Multifamily	979	43%	894	41%
Office	342	15%	343	16%
Retail	108	5%	121	6%
Student Housing	83	4%	83	4%
Other	208	9%	204	8%
Total commercial mortgage loans, gross of valuation allowance	$2,237	100%	$2,174	100%
Allowance for expected credit loss	(6)		(6)
Total commercial mortgage loans	$2,231		$2,168

U.S. Region:
East North Central	$134	6%	$137	6%
East South Central	76	3%	79	4%
Middle Atlantic	293	13%	293	13%
Mountain	289	13%	236	11%
New England	149	7%	149	7%
Pacific	648	29%	649	30%
South Atlantic	492	22%	459	21%
West North Central	4	—%	12	1%
West South Central	152	7%	160	7%
Total commercial mortgage loans, gross of valuation allowance	$2,237	100%	$2,174	100%
Allowance for expected credit loss	(6)		(6)
Total commercial mortgage loans	$2,231		$2,168

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

The following table presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at March 31, 2022 and December 31, 2021 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2022
LTV Ratios:
Less than 50%	$608	$21	$9	$638	29%	$631	29%
50% to 60%	512	—	—	512	23%	494	23%
60% to 75%	1,078	—	—	1,078	48%	1,016	47%
75% to 85%	$—	$9	$—	$9	1%	6	1%
Commercial mortgage loans	$2,198	$30	$9	$2,237	100%	$2,147	100%

December 31, 2021
LTV Ratios:
Less than 50%	$626	$33	$9	$668	31%	$745	33%
50% to 60%	470	—	—	470	22%	481	21%
60% to 75%	1,036	—	—	1,036	47%	1,039	46%
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table below. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments.
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

Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 5% of our total investments as of March 31, 2022. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	March 31, 2022
U.S. State:	Gross Carrying Value	% of Total
Florida	$288	14%
Texas	218	11%
New Jersey	170	8%
California	141	7%
Pennsylvania	134	7%
New York	131	7%
Georgia	115	6%
All Other States (1)	813	40%
Total residential mortgage loans	$2,010	100%
(1) The individual concentration of each state is equal to or less than 5% as of March 31, 2022.

	December 31, 2021
U.S. State:	Gross Carrying Value	% of Total
Florida	$234	15%
Texas	170	10%
New Jersey	153	10%
All other states (1)	1,047	65%
Total residential mortgage loans	$1,604	100%
(1) The individual concentration of each state is less than 9% as of December 31, 2021.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status which is assessed monthly. The credit quality of RMLs as of March 31, 2022 and December 31, 2021, was as follows (dollars in millions):

	March 31, 2022		December 31, 2021
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$1,947	97%	$1,533	95%
Non-performing	65	3%	73	5%
Total residential mortgage loans, gross of valuation allowance	$2,012	100%	$1,606	100%
Allowance for expected loan loss	(26)	—%	(25)	—%
Total residential mortgage loans	$1,986	100%	$1,581	100%

Loans segregated by risk rating exposure as of March 31, 2022 and December 31, 2021, were as follows (in millions):

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$377	$916	$264	$276	$38	$48	$1,919
30-89 days past due	—	10	6	12	—	—	28
Over 90 days past due	—	1	15	45	2	—	63
Total residential mortgages	$377	$927	$285	$333	$40	$48	$2,010
Commercial mortgages
Current (less than 30 days past due)	$89	$1,301	$543	$—	$—	$295	$2,228
30-89 days past due	—	—	—	—	—	9	9
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgages	$89	$1,301	$543	$—	$—	$304	$2,237

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
Over 90 days past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1,301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$1,301	$543	$—	$6	$—	$324	$2,174

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
LTV
Less than 50%	$4	$120	$229	$—	$—	$285	$638
50% to 60%	43	267	192	—	—	10	512
60% to 75%	42	914	122	—	—	—	1,078
75% to 85%	—	—	—	—	—	9	9
Total commercial mortgages	$89	$1,301	$543	$—	$—	$304	$2,237
Commercial mortgages
DSCR
Greater than 1.25x	$89	$1,301	$543	$—	$—	$265	$2,198
1.00x - 1.25x	—	—	—	—	—	30	30
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$89	$1,301	$543	$—	$—	$304	$2,237

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$120	$229	$—	$6	$—	$313	$668
50% to 60%	267	192	—	—	—	11	470
60% to 75%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174

Non-accrual loans by amortized cost as of March 31, 2022 and December 31, 2021, were as follows (in millions):

Amortized cost of loans on non-accrual	March 31, 2022	December 31, 2021
Residential mortgage:	$63	$72
Commercial mortgage:	—	—
Total non-accrual loans	$63	$72

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2022 and 2021.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2022 and December 31, 2021, we had $63 million and $72 million, respectively, of mortgage loans that were over 90 days past due, of which $39 million was in the process of foreclosure for both periods. We will continue to evaluate these policies with regard to the economic challenges for mortgage debtors related to COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to COVID-19.

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

The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Three months ended March 31, 2022
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$25	$6	$31
Provision for loan losses	1	—	1
Ending Balance	$26	$6	$32

	Three months ended March 31, 2021
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$37	$2	$39
Provision for loan losses	(6)	3	(3)
Ending Balance	$31	$5	$36

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of March 31, 2022 and December 31, 2021.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Fixed maturity securities, available-for-sale	$332	$307
Equity securities	8	5
Preferred securities	15	14
Mortgage loans	39	23
Invested cash and short-term investments	5	—
Limited partnerships	113	80
Tax deferred property exchange income	3	4
Other investments	9	8
Gross investment income	524	441
Investment expense	(46)	(39)
Interest and investment income	$478	$402

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Net realized (losses) gains on fixed maturity available-for-sale securities	$(36)	$40
Net realized/unrealized losses on equity securities (1)	(148)	(46)
Net realized/unrealized losses on preferred securities (2)	(91)	(10)
Realized losses on other invested assets	(1)	(3)
Change in allowance for expected credit losses	(4)	10
Derivatives and embedded derivatives:
Realized gains on certain derivative instruments	50	60
Unrealized losses on certain derivative instruments	(358)	(35)
Change in fair value of reinsurance related embedded derivatives (3)	122	27
Change in fair value of other derivatives and embedded derivatives	(3)	—
Realized gains (losses) on derivatives and embedded derivatives	(189)	52
Recognized gains and losses, net	$(469)	$43
(1) Includes net valuation losses of $166 million and and $46 million for the three months ended March 31, 2022 and 2021, respectively.
(2) Includes net valuation losses of $90 million and $3 million for the three months ended March 21, 2022 and 2021, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Sommerset effective October 31, 2021) and Aspida Re.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Proceeds	$1,032	$424
Gross gains	3	32
Gross losses	(37)	(8)

Unconsolidated Variable Interest Entities
We own investments in VIEs that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in limited partnerships	$2,675	$3,751	$2,350	$3,496
Fixed maturity securities	12,849	13,591	12,382	12,802
Total unconsolidated VIE investments	$15,524	$17,342	$14,732	$16,298

Investment in Cannae Holdings, Inc. ("Cannae")
Included in equity securities as of March 31, 2022 and December 31, 2021 are 4,775,598 and 5,775,598 shares, respectively, of Cannae common stock (NYSE: CNNE). The fair value of this investment based on quoted market prices is $114 million and $203 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we sold 1 million shares of CNNE common stock back to Cannae for approximately $24 million in the aggregate. In order to maintain the tax-free treatment of the November 17, 2017 split-off of Cannae from us, we are obligated to dispose of our remaining shares of CNNE common stock by November 17, 2022.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA/IUL contracts, and reinsurance is as follows (in millions):

	March 31, 2022	December 31, 2021
Assets:
Derivative investments:
Call options	$487	$816
Other long-term investments:
Other embedded derivatives	30	33
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	50	—
	$567	$849

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,395	$3,883
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	1	73
	$3,396	$3,956

The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net investment gains (losses):
Call options	$(314)	$22
Futures contracts	3	—
Foreign currency forwards	3	4
Other derivatives and embedded derivatives	(3)	—
Reinsurance related embedded derivatives	122	27
Total net investment gains (losses)	$(189)	$53

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives	$(488)	$(111)

Additional Disclosures
FIA/IUL Embedded Derivative and Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		March 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,745	$79	$39	$40
Morgan Stanley	*/Aa3/A+	1,679	14	17	—
Barclay's Bank	A+/A1/A	5,324	161	166	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	3,178	84	93	—
Wells Fargo	A+/A1/BBB+	2,535	73	77	—
Goldman Sachs	A/A2/BBB+	410	11	11	—
Credit Suisse	A/A1/A+	1,289	16	16	—
Truist	A+/A2/A	1,880	49	53	—
Total		$20,040	$487	$472	$40

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42

(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of March 31, 2022 and December 31, 2021 counterparties posted $472 million and $790 million, respectively, of collateral of which $364 million and $576 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $40 million at March 31, 2022 and $42 million at December 31, 2021.
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
We held 309 and 329 futures contracts at March 31, 2022 and December 31, 2021, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million at March 31, 2022 and December 31, 2021.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuity ("MYGA") and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $15 million and $12 million as of March 31, 2022 and December 31, 2021, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. The Company's Board of Directors (“Board”) designated a Special Litigation Committee (the “SLC”) consisting of three of the Board’s Directors, and has authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board gave the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action we should take with respect to the lawsuit. On January 24, 2022, the SLC, acting on behalf of FNF, and the other parties to the lawsuit reached an agreement in principle to settle the action subject to various terms and conditions. On April 1, 2022, the parties entered into a definitive settlement agreement, which was filed with the court. The settlement has been presented to the court for approval, with a hearing scheduled for June 21, 2022, and if approved, is expected to be finalized shortly thereafter.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of March 31, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of March 31, 2022 is included below (in millions):

March 31, 2022
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,076
Whole loans	513
Fixed maturity securities, ABS	212
Other fixed maturity securities, AFS	101
Commercial mortgage loans	40
Other assets	146
Residential mortgage loans	1
Total	$2,089

Note G — Dividends
On May 10, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on June 30, 2022, to FNF common shareholders of record as of June 16, 2022.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,866	$—	$—	$1,866
Other revenues	665	594	31	1,290
Revenues from external customers	2,531	594	31	3,156
Interest and investment income, including recognized gains and losses, net	(148)	154	3	9
Total revenues	2,383	748	34	3,165
Depreciation and amortization	33	143	6	182
Interest expense	—	8	22	30
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	249	341	(38)	552
Income tax expense (benefit)	57	105	(7)	155
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	192	236	(31)	397
Equity in earnings of unconsolidated affiliates	2	—	—	2
Net earnings (loss) from continuing operations	$194	$236	$(31)	$399
Assets	$9,478	$49,107	$2,272	$60,857
Goodwill	2,517	1,756	266	4,539

As of and for the three months ended March 31, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,804	$—	$—	$1,804
Other revenues	745	64	42	851
Revenues from external customers	2,549	64	42	2,655
Interest and investment income, including recognized gains and losses, net	(30)	475	—	445
Total revenues	2,519	539	42	3,100
Depreciation and amortization	33	144	6	183
Interest expense	—	8	20	28
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	439	356	(38)	757
Income tax expense (benefit)	103	72	(9)	166
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	336	284	(29)	591
Equity in earnings (loss) of unconsolidated affiliates	8	—	5	13
Net earnings (loss) from continuing operations	$344	$284	$(24)	$604
Assets	$9,389	$40,614	$1,486	$51,489
Goodwill	2,481	1,751	266	4,498
The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services, and home warranty products.

•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance. This segment also provides funding agreements and pension risk transfer solutions ("PRT").
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Three months ended March 31,
	2022	2021
Cash paid for:
Interest	$36	$29
Income taxes	9	7
Deferred sales inducements	16	21
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	81	(9)
Change in purchases of investments available for sale payable in period	277	164
Lease liabilities recognized in exchange for lease right-of-use assets	15	5
Remeasurement of lease liabilities	15	13

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2022	2021
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$767	$746
Agency title insurance premiums	Agency title insurance premiums	Title	1,099	1,058
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	594	64
Home warranty	Escrow, title-related and other fees	Title	34	39
Total revenue from insurance contracts			2,494	1,907
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	265	324
Other title-related fees and income	Escrow, title-related and other fees	Title	196	205
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	94	90
Real estate technology	Escrow, title-related and other fees	Corporate and other	38	32
Other	Escrow, title-related and other fees	Corporate and other	(7)	10
Total revenue from contracts with customers			586	661
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	76	87
Interest and investment income	Interest and investment income	Various	478	402
Recognized gains and losses, net	Recognized gains and losses, net	Various	(469)	43
Total revenues	Total revenues		$3,165	$3,100
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2022	December 31, 2021
	(In millions)
Trade receivables	$497	$524
Deferred revenue (contract liabilities)	231	144
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022 and March 31, 2021, we recognized $38 million and $41 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets is as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2022	$1,185	$761	$88	$2,034
Deferrals	—	154	16	170
Amortization	(94)	(39)	(11)	(144)
Interest	7	6	—	13
Unlocking	(6)	(1)	2	(5)
Adjustment for net unrealized investment (gains) losses	318	88	21	427
Balance at March 31, 2022	$1,410	$969	$116	$2,495

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Deferrals	—	133	21	154
Amortization	(132)	(8)	(8)	(148)
Interest	8	2	—	10
Unlocking	1	—	—	1
Adjustment for net unrealized investment (gains) losses	132	(5)	—	127
Balance at March 31, 2021	$1,475	$344	$49	$1,868

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of March 31, 2022 and March 31, 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains (losses) of $(86) million and $152 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains (losses) of $(49) million and $30 million, respectively, and the DSI balance included net unrealized investment gains (losses) of $(15) million and $4 million, respectively.
For the in-force liabilities as of March 31, 2022, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2022	$(19)
2023	120
2024	157
2025	150
2026	138
Thereafter	778

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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2022 and March 31, 2021 were as follows (in millions):

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$567	$513	$44	$293
Ceded	(32)	(305)	(33)	(319)
Net	$535	$208	$11	$(26)

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three months ended March 31, 2022 and March 31, 2021. F&G did not commute any ceded reinsurance treaties during the three months ended March 31, 2022 and March 31, 2021.
Following the adoption of ASC 326, F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of March 31, 2022 and March 31, 2021, the expected credit loss reserve was $20 million and $21 million, respectively. There were no changes in the expected credit loss reserve during the three months ended March 31, 2022 and March 31, 2021.
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
F&G has an indemnity reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. ("Hannover Re"), a third party reinsurer, to cede a quota share percentage of the net retention of guarantee payments in excess of account value for guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum death benefit ("GMDB") guarantees associated with an in-force block of its FIA and fixed deferred annuity contracts. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $5 million during the three months ended March 31, 2022 and March 31, 2021 in relation to this reinsurance agreement.
F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of FIA policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was amended to increase the ceded reserves from approximately $4 billion to approximately $10 billion. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. F&G incurred risk charge fees of $4 million and $1 million during the three months ended March 31, 2022 and March 31, 2021, respectively, in relation to this reinsurance agreement.
Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. This treaty was subsequently amended effective January 1, 2021 and January 1, 2022, and now covers FIA policies with GMWB issued from January 1, 2020 to December 31, 2023. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $1 million and $0 million during the three months ended March 31, 2022 and March 31, 2021, respectively, in relation to this reinsurance agreement.
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Wilton Reassurance Company (“Wilton Re”), Aspida Re, and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Wilton Re is a wholly-owned subsidiary of Canada Pension Plan Investment Board ("CPPIB"). CPPIB has an AAA issuer credit rating from Standard & Poor's Ratings Services ("S&P") as of March 31, 2022. Aspida Re has an A- issuer credit rating from AM Best and a BBB issuer credit rating from Fitch as of March 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of March 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. At March 31, 2022, the net amounts recoverable from Wilton Re, Aspida Re, and Somerset were $1,279 million, $1,103 million, and $727 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Wilton Re, Aspida Re, and Somerset for periodic treaty settlements are collectible as of March 31, 2022.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
F&G Cayman Re Ltd and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $135 million and $106 million decrease to statutory capital and surplus at March 31, 2022 and December 31, 2021, respectively.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset which increased Raven Re’s statutory capital and surplus by $65 million and $85 million at March 31, 2022 and December 31, 2021, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would not fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $95 million and $115 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements which are prepared in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of our completed F&G acquisition on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political and COVID-19 conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2021 and other filings with the SEC.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 13, 2022, estimates (actual for fiscal year 2021) the size of the U.S. residential mortgage originations market as shown in the following table for 2021 - 2024 in its "Mortgage Finance Forecast" (in trillions):

	2024	2023	2022	2021
Purchase transactions	$1.8	$1.8	$1.7	$1.6
Refinance transactions	$0.7	$0.7	$0.8	$2.3
Total U.S. mortgage originations forecast	$2.5	$2.5	$2.5	$3.9

As of April 13, 2022, the MBA expects residential purchase transactions to slightly increase in 2022 and beyond. Additionally the MBA expects residential refinance transactions to decrease in 2022 and beyond as interest rates are expected to rise while the supply of refinance candidates decreases. The MBA expects overall mortgage originations to decrease in 2022 and then remain relatively flat through 2024.
Following the Federal Reserve's emergency action to reduce its benchmark interest rate to near zero in response to COVID-19, there was an increase in purchase activity and a surge in refinance activity beginning in the second quarter of 2020 and continuing through 2021. In the second half of 2021, refinance activity began to slow as the population of eligible refinance candidates declined and interest rates slightly increased. While refinance activity declined in the second half of 2021, it still exceeded pre-pandemic activity levels. Purchase activity remained strong throughout 2021 with variations in activity being consistent with historical seasonality.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and the beginning of 2022. Additionally, geopolitical uncertainties associated with the war in the Ukraine have created additional volatility in the global economy in the first half of 2022. Existing-home sales decreased 3% in the three months ended March 31, 2022 as compared to the corresponding period in 2021 while median existing-home sales prices rose to $361,533 in the three months ended March 31, 2022, a 15 % increase over of the corresponding period in 2021. Total housing inventory as of March 31, 2022 totaled 950,00 units, down 9.5% from the corresponding period in 2021.
During the first quarter of 2022 the Federal Reserve raised the benchmark interest rate by 25 basis points in an effort to combat inflation, the first increase since 2018. Average interest rates for a 30-year fixed rate mortgage rose to 3.8% for the three months ended March 31, 2022 as compared to 2.9% for the corresponding period of 2021. Mortgage interest rates have continued to increase in the second quarter of 2022, surpassing 5% in April, their highest levels since 2010. In May, the Federal Reserve further raised the benchmark interest rate by an additional 50 basis points.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate and consumer confidence, have continued to improve. The unemployment rate was 3.6% in March 2022, which was near the record low of 3.5% in February 2020, as compared to 6.0% in March 2021. Consumer confidence, which has remained volatile since the outbreak of COVID-19, was relatively high as of March 2022, supported by strong employment growth despite geopolitical uncertainties and concerns over inflation.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In 2022 and 2021, we experienced strong demand in commercial real estate markets and therefore experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results. In the first quarter of 2022 our average fee per file was $13,248, a first quarter all-time high, as compared to $11,290 in the corresponding period in 2021.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. Due to COVID-19 and the Federal Reserve's action to reduce the benchmark rate to near zero in response to the pandemic, seasonality deviated from historical patterns in 2021.
F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world. At this time, it is still not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment that could potentially result from the spread of COVID-19 and its variants may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. Additionally, adverse events or conditions resulting from COVID-19 could also have a negative effect on its sales of new policies and could result in more volatility from the impact of mortality experience. As of March 31, 2022, F&G has not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business. The full extent to which the COVID-19 pandemic impacts our F&G segment's financial condition, results of operations, liquidity or prospects will depend on future developments which cannot be predicted at this time.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $5.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed indexed annuities ("FIA") and indexed universal life ("IUL") products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. It is projected that over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 17% in 2021 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $66 billion of sales in 2021. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2021.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$767	$746
Agency title insurance premiums	1,099	1,058
Escrow, title-related and other fees	1,290	851
Interest and investment income	478	402
Recognized gains and losses, net	(469)	43
Total revenues	3,165	3,100
Expenses:
Benefits and other changes in policy reserves	208	(26)
Personnel costs	823	812
Agent commissions	844	807
Other operating expenses	442	458
Depreciation and amortization	182	183
Provision for title claim losses	84	81
Interest expense	30	28
Total expenses	2,613	2,343
Earnings before income taxes and equity in earnings of unconsolidated affiliates	552	757
Income tax expense	155	166
Equity in earnings of unconsolidated affiliates	2	13
Net earnings from continuing operations	$399	$604
 Revenues.
Total revenues increased by $65 million in the three months ended March 31, 2022 compared to the corresponding period in 2021.
Net earnings decreased by $205 million in the three months ended March 31, 2022 compared to the corresponding period in 2021.
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
Income tax expense was $155 million and $166 million in the three months ended March 31, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 28% and 22% in the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets, related to realized losses on the past sales of discontinued operations, for which it is more likely than not that we will not be able to realize for tax purposes.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$767	$746
Agency title insurance premiums	1,099	1,058
Escrow, title-related and other fees	665	745
Interest and investment income	27	29
Recognized gains and losses, net	(175)	(59)
Total revenues	2,383	2,519
Expenses:
Personnel costs	776	754
Agent commissions	844	807
Other operating expenses	397	405
Depreciation and amortization	33	33
Provision for title claim losses	84	81
Total expenses	2,134	2,080
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$249	$439
Orders opened by direct title operations (in thousands)	522	770
Orders closed by direct title operations (in thousands)	380	597
Fee per file (in dollars)	$2,891	$1,944
Total revenues for the Title segment decreased by $136 million, or 5%, in the three months ended March 31, 2022 from the corresponding period in 2021.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2022	Total	2021	Total
	(Dollars in millions)
Title premiums from direct operations	$767	41%	$746	41%
Title premiums from agency operations	1,099	59	1,058	59
Total title premiums	$1,866	100%	$1,804	100%

Title premiums increased by $62 million, or 3% in the three months ended March 31, 2022 from the corresponding period in 2021. The increase was comprised of an increase in Title premiums from direct operations of $21 million, or 3%, and an increase in Title premiums from agency operations of $41 million, or 4%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2022	2021
Opened title insurance orders from purchase transactions (1)	62%	42%
Opened title insurance orders from refinance transactions (1)	38	58
	100%	100%

Closed title insurance orders from purchase transactions (1)	55%	34%
Closed title insurance orders from refinance transactions (1)	45	66
	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2022 from the corresponding period in 2021. The increase was primarily attributable to an increase in the average fee per file, which was driven by increases in the residential and commercial purchase markets, partially offset by a decrease in closed order volume.
We experienced a significant decrease in closed title insurance order volume from refinance transactions in the three months ended March 31, 2022 from the corresponding period in 2021. Closed title insurance volume from purchase transactions was relatively flat in the three months ended March 31, 2022 when compared to the corresponding period in 2021. Total closed order volume was 380,000 in the three months ended March 31, 2022 compared to 597,000 in the three months ended March 31, 2021. This represented an overall decrease of 36% in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was primarily attributable to higher average mortgage interest rates and the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates in the three months ended March 31, 2022 when compared to the corresponding period in 2021.
Total opened title insurance order volume decreased in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was attributable to decreased opened title orders from refinance and purchase transactions.
The average fee per file in our direct operations was $2,891 in the three months ended March 31, 2022 compared to $1,944 in the three months ended March 31, 2021. The increase in average fee per file reflects an increased proportion of purchase transactions relative to total closed orders and an increased commercial market compared to the corresponding period in 2021. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $41 million, or 4%, in the three months ended March 31, 2022 from the corresponding period in 2021. The current trends in the agency business reflect a strong residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents.
Escrow, title-related and other fees decreased by $80 million, or 11%, in the three months ended March 31, 2022 from the corresponding period in 2021. Escrow fees, which are more closely related to our direct operations, decreased by $59 million, or 18%, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was primarily attributable to the decrease in refinance transactions, which have higher escrow fees per transaction than purchase transactions. Other fees, excluding escrow fees, decreased by $21 million, or 5%, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease in Other fees was attributable to decreases in various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income decreased $2 million, or 7%, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was primarily attributable to lower yields on our fixed maturity portfolio when compared to the corresponding period in 2021.
Net recognized losses were $175 million and $59 million in the three months ended March 31, 2022 and 2021, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $22 million, or 3%, in the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily attributable to increased salaries, bonuses, and commissions associated with increased headcount to manage strong order activity. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 54% and 51% for the three months ended March 31, 2022 and 2021, respectively. Average employee count in the Title segment was 26,974 and 26,344 in the three months ended March 31, 2022 and 2021, respectively.
Other operating expenses decreased by $8 million, or 2%, in the three months ended March 31, 2022 from the corresponding period in 2021. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28% and 27% in the three months ended March 31, 2022 and 2021, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2021:

	Three months ended March 31,
	2022	%	2021	%
	(Dollars in millions)
Agent premiums	$1,099	100%	$1,058	100%
Agent commissions	844	77%	807	76%
Net retained agent premiums	$255	23%	$251	24%

The claim loss provision for title insurance was $84 million and $81 million for the three months ended March 31, 2022 and 2021, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our wholly owned F&G subsidiary, which we acquired on June 1, 2020, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based independent marketing organizations ("IMOs"), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate funding agreement-backed notes (“FABN”) and pension risk transfer ("PRT") transactions. The FABN program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone Inc.

In setting the features and pricing of our flagship fixed indexed annuity ("FIA") products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread (see Non-GAAP Financial Measures section), which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain majority control of F&G through our 85% ownership stake. The proposed F&G Distribution is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S Securities and Exchange Commission (the "SEC"), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is targeted to be completed in late third quarter or early fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.

Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), indexed universal life insurance, immediate annuities, funding agreements and pension risk transfer ("PRT") solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. Indexed universal life insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
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
Our profitability depends in large part upon the amount of assets under management (“AUM” - see Non-GAAP Financial Measures section), the net investment spreads earned on our average assets under management ("AAUM" - see Non-GAAP Financial Measures section), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM pre- and post-DAC, DSI and VOBA as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
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
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and FGL NY Insurance may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. Life contingent PRT premiums are included in life insurance premiums and other fees below.
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
Amounts attributable to the fair value accounting for derivatives hedging the FIA and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of FIA and IUL-related derivatives, embedded derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
AUM is a non-GAAP measure we use to assess the rate of return on assets available for reinvestment. AUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives, net of reinsurance qualifying for risk transfer in accordance with GAAP;
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
Sales
Annuity, IUL, funding agreement and non-life contingent PRT sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Sales from these products are recorded as deposit liabilities (i.e. contractholder funds) within the Company's unaudited Condensed Consolidated Financial Statements in accordance with GAAP. Life contingent PRT sales are recorded as premiums in revenues within the consolidated financial statements. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.

F&G Results of Operations
The results of operations of our F&G segment for the three months ended March 31, 2022 and March 31, 2021 were as follows (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Revenues:
Life insurance premiums and other fees (a)	$594	$64
Interest and investment income	451	373
Recognized gains and losses, net	(297)	102
Total revenues	748	539
Expenses:
Benefits and other changes in policy reserves	208	(26)
Personnel costs	30	29
Other operating expenses	18	28
Depreciation and amortization	143	144
Interest expense	8	8
Total expenses	407	183
Earnings before income taxes	341	356
Income tax (expense) benefit	(105)	(72)
Net earnings from continuing operations	$236	$284
Earnings (loss) from discontinued operations, net of tax	—	5
Net earnings	$236	$289
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Fixed index annuities (FIA)	$962	$1,047
Fixed rate annuities (MYGA)	473	467
Total annuity	1,435	1,514
Index universal life (IUL)	27	15
Funding agreements (FABN/FHLB)	600	125
Pension risk transfer (PRT)	527	—
Total Sales	$2,589	$1,654

•FIA and MYGA sales during the three months ended March 31, 2022 were in line with the three months ended March 31, 2021, and reflect pricing actions taken in response to the macro environment in the fourth quarter of 2021which carried into early first quarter 2022 results.
•Funding agreements reflect $400 million and $200 million of new FABN and FHLB agreements during the three months ended March 31, 2022, under an investment strategy to expand into institutional markets, compared to a $125 million FHLB agreement during the three months ended March 31, 2021, and are subject to fluctuation period to period.
•PRT sales during the three months ended March 31, 2022 of $527 million compared to $0 million during the three months ended March 31, 2021 reflect entrance into the PRT market in the second half of 2021.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings (in millions), for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended
	March 31, 2022	March 31, 2021
Life-contingent pension risk transfer premiums	$525	$—
Traditional life insurance premiums	5	7
Life-contingent immediate annuity premiums	5	4
Surrender charges	10	9
Policyholder fees and other income	49	44
Life insurance premiums and other fees	$594	$64

•Life insurance premiums and other fees for the three months ended March 31, 2022 reflect an increase compared to the three months ended March 31, 2021 primarily due to entrance into the PRT market in the second half of 2021.
Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Fixed maturity securities, available-for-sale	$319	$292
Equity securities	15	12
Mortgage loans	39	23
Limited partnerships	113	80
Other investments	10	4
Gross investment income	496	411
Investment expense	(45)	(38)
Interest and investment income	$451	$373

Our net investment spread and AAUM are summarized as follows (annualized) (dollars in millions) (see Non-GAAP Financial Measures Section):

	Three months ended
	March 31, 2022	March 31, 2021
Yield on AAUM (at amortized cost)	4.82%	5.15%
Alternative investment yield adjustment	(0.04)%	(0.56)%
Adjusted yield on AAUM	4.78%	4.59%
Less: Interest credited and option cost	(1.89)%	(2.04)%
Net investment spread	2.89%	2.55%
AAUM	$37,459	$29,016

•AAUM was higher for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting net new business asset flows, offset by net reinsurance and other activity.
•Interest and investment income was higher for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to $109 million invested asset growth, partially offset by $23 million lower returns on alternative investments and $8 million of all other rate impacts.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(107)	$46
Change in allowance for expected credit losses	(1)	4
Net realized and unrealized gains (losses) on certain derivatives instruments	(308)	25
Change in fair value of reinsurance related embedded derivatives	122	27
Change in fair value of other derivatives and embedded derivatives	(3)	—
Recognized gains and losses, net	$(297)	$102

•For the three months ended March 31, 2022 net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets includes $34 million of realized losses on fixed maturity available-for-sale securities, $69 million of unrealized losses due to mark-to-market movement on our equity securities and $4 million of realized losses on other invested assets. For the three months ended March 31, 2021 net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets includes $41 million of realized gains on fixed maturity available-for-sale securities, $3 million of unrealized gains due to mark-to-market movement on our equity securities and $2 million of realized gains on other invested assets. There were no credit related impairments in either of the periods.
•For the three months ended March 31, 2022, and March 31, 2021, net realized and unrealized gains (losses) on certain derivative instruments primarily relates to the realized and unrealized gains and losses on futures and options used to hedge FIA and IUL products and gains on option expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Call Options:
Gains on option expiration	$45	$55
Change in unrealized (losses)	(359)	(33)
Futures contracts:
Gains on futures contracts expiration	2	1
Change in unrealized gains (losses)	1	(2)
Foreign currency forward:
Gains on foreign currency forward	3	4
Total net change in fair value	$(308)	$25

Annual Point-to-Point Change in S&P 500 Index during the periods	14%	51%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains on option expiration reflect the movement during the three months ended March 31, 2022 and March 31, 2021, on options settled during the period.
•The change in unrealized gains and losses due to fair value of call options is primarily driven by the underlying performance of the S&P 500 Index during each respective year relative to the S&P Index on the policyholder buy dates.
The average index credits to policyholders are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Average Crediting Rate	3%	3%
S&P 500 Index:
Point-to-point strategy	3%	5%
Monthly average strategy	3%	1%
Monthly point-to-point strategy	2%	2%
3 year high water mark	15%	10%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts and certain IUL contracts (caps, spreads and participation rates) which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
FIA/IUL market related liability movements	$(559)	$(273)
Index credits, interest credited & bonuses	199	191
PRT change in reserves	536	—
Annuity payments and other	32	56
Total benefits and other changes in policy reserves	$208	$(26)
•The FIA/IUL market related liability movements during the three months ended March 31, 2022 and March 31, 2021, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads decreased the FIA market related liability by $306 million and $201 million during the three months ended March 31, 2022 and March 31, 2021, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Index credits, interest credited & bonuses for the three months ended March 31, 2022 were in line with the three months ended March 31, 2021 and were primarily due to index credits on FIA policies. Refer to average policyholder index discussion above for details on drivers.
•PRT change in reserves were higher for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and reflect new PRT activity for the period and F&G's entrance into the PRT market in the second half of 2021.

Amortization of intangibles
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Amortization of DAC, VOBA, and DSI	$144	$148
Interest	(13)	(10)
Unlocking	5	(1)
Amortization of other intangible assets and other depreciation	7	7
Total depreciation and amortization	$143	$144

•Amortization of DAC, VOBA, and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the periods presented is the result of actual gross profits ("AGPs") in the period.

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Income before taxes	$341	$356

Income tax expense before valuation allowance	67	72
Change in valuation allowance	38	—
Federal income tax expense (benefit)	$105	$72
Effective rate	31%	20%

•Income tax expense for the three months ended March 31, 2022 was $105 million, inclusive of a change in the valuation allowance of $38 million, compared to income tax expense of $72 million for the three months ended March 31, 2021. The effective rate for the three months ended March 31, 2022, excluding the change in valuation allowance, was 20%, in line with the effective rate for the three months ended March 31, 2021.
•The increase in income tax expense was primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets, related to realized losses on the past sales of discontinued operations, for which it is more likely than not that we will not be able to realize for tax purposes.

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Three months ended
	March 31, 2022	March 31, 2021
Net earnings from continuing operations	$236	$284
Non-GAAP adjustments:
Recognized (gains), net	(33)	(82)
Indexed product related derivatives	(168)	(185)
Purchase price amortization	6	7
Transaction costs	—	2
Income taxes on non-GAAP adjustments	41	52
Adjusted net earnings	$82	$78
Notable items included in adjusted net earnings (discussed below)	$(16)	$12

•Adjusted net earnings increased from $78 million for the three months ended March 31, 2021 to $82 million for the three months ended March 31, 2022. The March 31, 2022 results include $16 million of net unfavorable items including $38 million of income tax expense due to a valuation allowance recorded against deferred tax assets related to the past sale of discontinued operations, partially offset by $22 million favorable items primarily comprised of gains on collateralized loan obligation ("CLO") redemptions. Comparatively, adjusted net earnings for the three months ended March 31, 2021 included $12 million of net favorable items, primarily as a result of favorable mortality and gains on CLO redemptions.

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
As of March 31, 2022 and December 31, 2021, the fair value of our investment portfolio was approximately $39 billion and $39 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	March 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$262	1%	$50	—%
United States Government sponsored entities	55	—%	74	—%
United States municipalities, states and territories	1,309	3%	1,441	4%
Foreign Governments	180	—%	205	1%
Corporate securities:
Finance, insurance and real estate	5,064	13%	5,109	13%
Manufacturing, construction and mining	872	2%	932	2%
Utilities, energy and related sectors	2,654	7%	2,987	8%
Wholesale/retail trade	2,440	6%	2,627	7%
Services, media and other	3,029	8%	3,349	8%
Hybrid securities	819	2%	881	2%
Non-agency residential mortgage-backed securities	698	2%	648	2%
Commercial mortgage-backed securities	3,038	8%	2,964	7%
Asset-backed securities	4,751	12%	4,550	12%
Collateral loan obligations ("CLO")	4,307	11%	4,145	11%
Total fixed maturity available for sale securities	29,478	75%	29,962	77%
Equity securities (a)	1,073	3%	1,171	3%
Alternative investments:
Private equity	1,287	3%	1,181	3%
Real assets	358	1%	340	1%
Credit	1,051	3%	829	2%
Commercial mortgage loans	2,147	6%	2,265	6%
Residential mortgage loans	1,904	5%	1,549	4%
Other (primarily derivatives and company owned life insurance)	997	3%	1,305	3%
Short term investments	387	1%	373	1%
Total investments	$38,682	100%	$38,975	100%
(a) Includes investment grade non-redeemable preferred stocks ($833 million and $928 million as of March 31, 2022 and December 31, 2021, respectively).
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
As of March 31, 2022 and December 31, 2021, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $29 billion and $30 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	March 31, 2022		December 31, 2021
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$862	3%	$660	2%
AA	2,128	7%	2,181	7%
A	7,571	26%	7,667	26%
BBB	9,709	33%	10,462	35%
Not rated (b)	7,091	24%	6,642	22%
Total investment grade	27,361	93%	27,612	92%
BB	1,175	4%	1,372	5%
B and below (a)	408	1%	432	1%
Not rated (b)	534	2%	546	2%
Total below investment grade	2,117	7%	2,350	8%
Total	$29,478	100%	$29,962	100%
(a) Includes $63 million and $68 million at March 31, 2022 and December 31, 2021, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a NAIC 1 designation.
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
The NAIC uses designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for commercial mortgage-backed securities ("CMBS"). The NAIC’s objective with the designation methodologies for these structured securities was to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. Prior to 2021, the NAIC designations for structured securities, including subprime and Alternative A-paper ("Alt-A") RMBS, were based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling does not generate an expected loss in all scenarios are given the highest designation of NAIC 1. In 2021, the NAIC eliminated the comparison of non-legacy (issues after 2012) bond's amortized cost to the NAIC's loss expectation and instead assigned a NAIC designation based on the loss expectation alone. Several of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The table below presents our fixed maturity securities by NAIC designation as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$17,015	$16,168	55%
2	11,216	10,905	37%
3	1,567	1,669	6%
4	562	608	2%
5	68	74	—%
6	56	54	—%
Total	$30,484	$29,478	100%

	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,751	16%
CLO securities	4,311	14%
Banking	2,971	10%
Whole loan collateralized mortgage obligation ("CMO")	2,792	9%
Life insurance	1,629	5%
Electric	1,557	5%
Municipal	1,310	4%
Healthcare	872	3%
Technology	836	3%
Other Financial Institution	685	2%
Total	$21,714	71%

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation ("CMO")	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institutions	760	2%
Total	$21,812	70%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2022 and December 31, 2021 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$112	$115	$105	$106
Due after one year through five years	1,993	1,942	1,724	1,754
Due after five years through ten years	2,151	2,075	2,141	2,201
Due after ten years	13,362	12,497	12,842	13,515
Subtotal	$17,618	$16,629	$16,812	$17,576
Other securities, which provide for periodic payments:
Asset-backed securities	$9,137	$9,058	$8,516	$8,695
Commercial-mortgage-backed securities	2,937	3,038	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	792	753	722	722
Subtotal	$12,866	$12,849	$11,912	$12,386
Total fixed maturity available-for-sale securities	$30,484	$29,478	$28,724	$29,962
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC's valuation of the securities, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the strength of the U.S. housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $49 million and $69 million as of March 31, 2022, respectively, and $52 million and $75 million as of December 31, 2021, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022		December 31, 2021
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$108	90%	$116	91%
2	4	3%	4	3%
3	3	3%	2	2%
4	3	3%	1	1%
5	1	1%	4	3%
6	—	—%	—	—%
Total	$119	100%	$127	100%

NRSRO:
AAA	$—	—%	$—	—%
AA	15	13%	15	12%
A	5	4%	5	4%
BBB	11	9%	12	9%
Not rated - Above investment grade (a)	23	19%	24	19%
BB and below	65	55%	71	56%
Total	$119	100%	$127	100%

Vintage:
2007	29	24%	31	24%
2006	32	27%	34	27%
2005 and prior	58	49%	62	49%
Total	$119	100%	$127	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of March 31, 2022, the CLO and ABS positions were trading at a net unrealized gain/(loss) position of $59 million and $(137) million, respectively. As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $226 million and an amortized cost of $239 million as of March 31, 2022) and special revenue bonds (fair value of $1,084 million and an amortized cost of $1,141 million as of March 31, 2021).
Across all municipal bonds, the largest issuer represented 6% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.

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
LTV and DSC ratios are utilized as part of the review process described above. As of March 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.4 times, and a weighted average LTV ratio of 56%. See Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report for additional information regarding our LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, were as follows (in millions):

	March 31, 2022
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	10	$122	$—	$(1)	$121
United States Government sponsored agencies	57	48	—	(2)	46
United States municipalities, states and territories	122	1,128	—	(88)	1,040
Foreign Governments	48	171	—	(12)	159
Corporate securities:
Finance, insurance and real estate	685	4,149	—	(288)	3,861
Manufacturing, construction and mining	165	683	—	(51)	632
Utilities, energy and related sectors	426	2,351	—	(249)	2,102
Wholesale/retail trade	482	2,074	—	(215)	1,859
Services, media and other	547	2,756	—	(294)	2,462
Hybrid securities	26	423	—	(14)	409
Non-agency residential mortgage backed securities	93	641	(3)	(37)	601
Commercial mortgage backed securities	166	1,318	(2)	(67)	1,249
Asset backed securities	534	6,469	(1)	(207)	6,261
Total fixed maturity available for sale securities	3,361	22,333	(6)	(1,525)	20,802
Equity securities	45	655	—	(73)	582
Total investments	3,406	$22,988	$(6)	$(1,598)	$21,384

	December 31, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage backed securities	46	316	(2)	(3)	311
Commercial mortgage backed securities	89	616	(1)	(11)	604
Asset backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $1,598 million and $249 million as of March 31, 2022 and December 31, 2021, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $22,988 million and $11,968 million as of March 31, 2022 and December 31, 2021, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 89% for Services, media and other as of March 31, 2022. In aggregate, Services, media and other represented 18% of the total unrealized loss position as of March 31, 2022. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Utilities, energy and related sectors as of December 31, 2021. In aggregate, Utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2022 and December 31, 2021, were as follows (dollars in millions):

	March 31, 2022
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	8	$170	$154	$—	$(16)
Six months or more and less than twelve months	2	31	22	—	(9)
Twelve months or greater	1	63	54	—	(9)
Total investment grade	11	264	230	—	(34)

Below investment grade:
Less than six months	1	11	9	—	(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	—	—	—	—	—
Total below investment grade	1	11	9	—	(2)
Total	12	$275	$239	$—	$(36)

	December 31, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At March 31, 2022, our watch list included twelve securities in an unrealized loss position with an amortized cost of $275 million, allowance for expected credit losses of $0 million, unrealized losses of $36 million and a fair value of $239 million.
At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
The watch list excludes structured securities due to a revision of processes as a result of ASU 2016-13.
There were 34 and 36 structured securities with a fair value of $42 million and $45 million to which we had potential credit exposure as of March 31, 2022 and December 31, 2021, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $6 million and $8 million as of March 31, 2022 and December 31, 2021, respectively.
Exposure to Sovereign Debt
There have been no material changes in the exposure to sovereign debt described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Interest and investment income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2022 and December 31, 2021, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Concentrations of Financial Instruments
There have been no material changes in the concentrations of financial instruments described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment (in millions):

	Three months ended March 31,
	2022	2021
Revenues:
Escrow, title-related and other fees	$31	$42
Recognized gains and losses, net	3	—
Total revenues	34	42
Expenses:
Personnel costs	17	29
Other operating expenses	27	25
Depreciation and amortization	6	6
Interest expense	22	20
Total expenses	72	80
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(38)	$(38)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $8 million, or 19%, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $16 million, partially offset by various immaterial items.
Personnel costs in the Corporate and Other segment decreased $12 million, or 41%, in the three months ended March 31, 2022 from the corresponding period in 2021. The decrease was primarily attributable to the aforementioned decrease in valuations associated with our deferred compensation plan assets.
Other operating expenses in the Corporate and Other segment increased $2 million, or 8%, in the three months ended March 31, 2022 from the corresponding period in 2021. The increase was primarily attributable to increased expenses associated with our real estate technology businesses of $4 million, partially offset by other immaterial items.
Interest expense in the Corporate and Other segment increased $2 million, or 10%, in the three months ended March 31, 2022 from the corresponding period in 2021. The increase was primarily attributable to increased average debt outstanding in the three months ended March 31, 2022 from the corresponding period in 2021.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.44 per share in the first quarter of 2022, or approximately $124 million to our common shareholders. On May 10, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on June 30, 2022, to FNF common shareholders of record as of June 16, 2022. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of March 31, 2022, we had cash and cash equivalents of $2,793 million, short term investments of $1,746 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2021, $2,375 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2022 of approximately $626 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2022 and 2021 totaled $667 million and $665 million, respectively. The increase in cash provided by operating activities in the period in 2022 of $2 million is primarily attributable to the increase in future policy benefits of $536 million, which was primarily related to cash received for PRT transactions, the change in income taxes of $61 million and other individually immaterial items, partially offset by the decrease in pre-tax earnings in the 2022 period of $210 million and the timing of receipts and payments of prepaid assets and payables.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2022 and 2021 were $3,414 million and $1,060 million, respectively. The increase in cash used in investing activities in the period in 2022 of $2,354 million is primarily attributable to increased purchases of investment securities of $527 million, increases in our investments in unconsolidated affiliates of $308 million, and net purchases of short-term investments of $1,255 million in the period in 2022 as compared to net proceeds from sales and maturities of short-term investments of $645 million in the corresponding period in 2021, partially offset by increased sales, calls, and maturities of investment securities of $398 million and other individually immaterial items.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $43 million and $22 million for the three months ended March 31, 2022 and 2021, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2022 and 2021 were $1,180 million and $702 million, respectively. The increase in cash provided by financing activities in the period in 2022 of $478 million is primarily attributable to increased cash inflows from contractholder account deposits of $601 million, partially offset by increased cash outflows from contractholder withdrawals of $82 million, increased purchases of treasury stock of $17 million and increased dividend payments of $20 million.

Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 2,750,000 shares of FNF common stock during the three months ended March 31, 2022 for approximately $134 million, at an average price of $48.68 per share. Subsequent to March 31, 2022 and through market close on May 9, 2022, we repurchased a total of 300,000 shares for approximately $14 million, at an average price of $46.59 under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 6,030,000 FNF common shares for approximately $296 million, at an average price of $49.07 per share.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2021.
We have unfunded investment commitments as of March 31, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for additional details on unfunded investment commitments.
Critical Accounting Policies
There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference. In addition, we identified the following additional risk factor during the three months ended March 31,2022:
Risk Factors Related to the F&G Distribution
The proposed F&G Distribution is subject to inherent risks
As previously announced, we plan to dividend to our shareholders, on a pro rata basis, 15% of the common stock of our wholly-owned subsidiary, F&G, targeted to be completed in the late third quarter or early fourth quarter of 2022. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management's attention and the potential impact of the consummation of the F&G Distribution on relationships, including with employees, suppliers, customers and competitors; our ability to successfully realize the anticipated benefits of the F&G Distribution; the ability to satisfy any necessary conditions (including any applicable regulatory approvals) to consummate the F&G Distribution within the estimated timeframe or at all; the final terms and conditions of the F&G Distribution, including the nature of agreements and arrangements between FNF and F&G following any such transaction, the costs of any such transaction, and the nature and amount of indebtedness incurred by F&G. We cannot provide any assurances regarding the timeframe for completing the F&G Distribution, nor can we provide any assurances that we will be successful in completing the proposed F&G Distribution.
The F&G Distribution could adversely affect our earnings
F&G contributes a significant portion of our earnings. We have begun to pursue the F&G Distribution. Although there can be no assurance that this process will result in a consummated transaction, any separation of a portion of F&G's business could adversely affect our earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2022 - 1/31/2022	250,000	$52.60	250,000	21,770,000
2/1/2022 - 2/29/2022	200,000	47.28	200,000	21,570,000
3/1/2022 - 3/31/2022	2,300,000	48.37	2,300,000	19,270,000
Total	2,750,000	$48.68	2,750,000
(1)    On August 3, 2021 our Board of Directors approved the Repurchase Program, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024.
(2)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1
Amendment effective February 1, 2022 to Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and Michael Nolan, effective as of March 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)(1).

10.2
Amendment effective February 1, 2022 to Amended and Restated Employment Agreement between Fidelity National Financial, Inc. and Raymond R. Quirk, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)(1).

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

(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2022	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)