Form 10-Q
period 2022-06-30
Fidelity National Financial, Inc.
filed 2022-08-05
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2022 were:
FNF Common Stock    276,317,189

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2022

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2022 and December 31, 2021, at an amortized cost of $33,836 and $30,705, respectively, net of allowance for credit losses of $11 and $8, respectively, and includes pledged fixed maturity securities of $448 and $460, respectively, related to secured trust deposits	$30,432	$31,990
Preferred securities, at fair value	1,154	1,401
Equity securities, at fair value	755	1,263
Derivative investments	145	816
Mortgage loans, net of allowance for credit losses of $35 and $31 at June 30, 2022 and December 31, 2021, respectively	4,437	3,749
Investments in unconsolidated affiliates	2,835	2,486
Other long-term investments	627	579
Short-term investments, at June 30, 2022 and December 31, 2021 includes pledged short-term investments of $0 and $1, respectively, related to secured trust deposits	2,588	491
Total investments	42,973	42,775
Cash and cash equivalents, at June 30, 2022 and December 31, 2021 includes $586 and $480, respectively, of pledged cash related to secured trust deposits	2,426	4,360
Trade and notes receivables, net of allowance for credit losses of $34 and $32 at June 30, 2022 and December 31, 2021, respectively	616	557
Reinsurance recoverable, net of allowance for credit losses of $19 and $20 at June 30, 2022 and December 31, 2021, respectively	4,237	3,738
Goodwill	4,538	4,539
Prepaid expenses and other assets	2,004	1,203
Lease assets	390	376
Other intangible assets, net	3,461	2,557
Title plants	400	400
Property and equipment, net	185	185
Total assets	$61,230	$60,690
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$37,707	$35,525
Future policy benefits	5,177	4,732
Accounts payable and accrued liabilities	2,605	2,696
Notes payable	3,094	3,096
Reserve for title claim losses	1,843	1,883
Funds withheld for reinsurance liabilities	2,277	1,676
Secured trust deposits	1,173	934
Lease liabilities	429	414
Income taxes payable	113	72
Deferred tax liability	66	205
Total liabilities	54,484	51,233
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2022 and December 31, 2021; outstanding of 276,949,217 and 283,778,574 as of June 30, 2022 and December 31, 2021, respectively, and issued of 325,730,482 and 325,486,429 as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,843	5,811
Retained earnings	4,901	4,369
Accumulated other comprehensive (loss) earnings	(2,190)	779
Less: Treasury stock, 48,781,265 shares and 41,707,855 shares as of June 30, 2022 and December 31, 2021, respectively, at cost	(1,851)	(1,545)
Total Fidelity National Financial, Inc. shareholders’ equity	6,703	9,414
Non-controlling interests	43	43
Total equity	6,746	9,457
Total liabilities and equity	$61,230	$60,690
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$859	$904	$1,626	$1,650
Agency title insurance premiums	1,203	1,256	2,302	2,314
Escrow, title-related and other fees	782	948	2,072	1,799
Interest and investment income	463	514	941	916
Recognized gains and losses, net	(676)	232	(1,145)	275
Total revenues	2,631	3,854	5,796	6,954
Expenses:
Personnel costs	839	890	1,662	1,702
Agent commissions	930	970	1,774	1,777
Other operating expenses	457	476	899	934
Benefits and other changes in policy reserves	(418)	575	(210)	549
Depreciation and amortization	161	105	343	288
Provision for title claim losses	93	97	177	178
Interest expense	31	28	61	56
Total expenses	2,093	3,141	4,706	5,484
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	538	713	1,090	1,470
Income tax expense	164	176	319	342
Earnings before equity in earnings of unconsolidated affiliates	374	537	771	1,128
Equity in earnings of unconsolidated affiliates	14	14	16	27
Net earnings from continuing operations	388	551	787	1,155
Net earnings from discontinued operations, net of tax	—	6	—	11
Net earnings	388	557	787	1,166
Less: Net earnings attributable to non-controlling interests	6	5	8	9
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$382	$552	$779	$1,157
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$1.37	$1.91	$2.79	$3.99
Net earnings per share from discontinued operations attributable to common shareholders	—	0.02	—	0.04
Net earnings per share attributable to common shareholders, basic	$1.37	$1.93	$2.79	$4.03
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$1.37	$1.90	$2.77	$3.96
Net earnings per share from discontinued operations attributable to common shareholders	—	0.02	—	0.04
Net earnings per share attributable to common shareholders, diluted	$1.37	$1.92	$2.77	$4.00

Weighted average common shares outstanding - basic	278	286	279	287
Weighted average common shares outstanding - diluted	279	288	281	289

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net earnings	$388	$557	$787	$1,166
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(1,509)	377	(3,038)	(168)
Unrealized gain on investments in unconsolidated affiliates (2)	—	—	7	9
Unrealized (loss) gain on foreign currency translation (3)	(10)	2	(12)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	41	(5)	74	(51)
Other comprehensive (loss) earnings	(1,478)	374	(2,969)	(210)
Comprehensive (loss) earnings	(1,090)	931	(2,182)	956
Less: Comprehensive earnings attributable to non-controlling interests	6	5	8	9
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(1,096)	$926	$(2,190)	$947
_______________________________________

(1)Net of income tax (benefit) expense of $(398) million and $100 million for the three months ended June 30, 2022 and 2021, respectively, and $(689) million and $(46) million for the six months periods ended June 30, 2022 and 2021, respectively.
(2)Net of income tax expense of $2 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.
(3)Net of income tax (benefit) expense of less than $(1) million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and less than $(1) million for the six months ended June 30, 2022 and 2021.
(4)Net of income tax (benefit) expense of $(11) million and $1 million for the three-month periods June 30, 2022 and 2021, respectively, and $(19) million and $14 million for the six-month periods ended June 30, 2022 and 2021, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, March 31, 2021	324	$—	$5,752	$2,893	$720	34	$(1,179)	$40	$8,226
Exercise of stock options	—	—	9	—	—	—	—	—	9
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Treasury stock repurchased	—	—	—	—	—	4	(183)	—	(183)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	377	—	—	—	377
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	2	—	—	—	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends declared, $0.36 per common share	—	—	—	(102)	—	—	—	—	(102)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net earnings	—	—	—	552	—	—	—	5	557
Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888

Balance, March 31, 2022	326	$—	$5,826	$4,642	$(712)	45	$(1,679)	$41	$8,118
Exercise of stock options	—	—	6	—	—	—	—	—	6
Treasury stock repurchased	—	—	—	—	—	4	(172)	—	(172)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(1,509)	—	—	—	(1,509)
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(10)	—	—	—	(10)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	41	—	—	—	41
Stock-based compensation	—	—	11	—	—	—	—	—	11
Dividends declared, $0.44 per common share	—	—	—	(123)	—	—	—	—	(123)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net earnings	—	—	—	382	—	—	—	6	388
Balance, June 30, 2022	326	$—	$5,843	$4,901	$(2,190)	49	$(1,851)	$43	$6,746

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, December 31, 2020	323	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Exercise of stock options	1	—	30	—	—	—	—	—	30
Treasury stock repurchased	—	—	—	—	—	7	(295)	—	(295)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(168)	—	—	—	(168)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(51)	—	—	—	(51)
Stock-based compensation	—	—	21	—	—	—	—	—	21
Dividends declared, $0.72 per common share	—	—	—	(208)	—	—	—	—	(208)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Net earnings	—	—	—	1,157	—	—	—	9	1,166
Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888

Balance, December 31, 2021	325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457
Exercise of stock options	1	—	8	—	—	—	—	—	8
Treasury stock repurchased	—	—	—	—	—	7	(306)	—	(306)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(3,038)	—	—	—	(3,038)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	(12)	—	—	—	(12)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	74	—	—	—	74
Stock-based compensation	—	—	24	—	—	—	—	—	24
Dividends declared, $0.88 per common share	—	—	—	(247)	—	—	—	—	(247)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Net earnings	—	—	—	779	—	—	—	8	787
Balance, June 30, 2022	326	$—	$5,843	$4,901	$(2,190)	49	$(1,851)	$43	$6,746
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$787	$1,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	343	288
Equity in earnings of unconsolidated affiliates	(16)	(27)
Gain on sales of investments and other assets and asset impairments, net	71	(259)
Loss on the sale of businesses	—	14
Interest credited/index credits to contractholder account balances	(862)	476
Deferred policy acquisition costs and deferred sales inducements	(371)	(303)
Charges assessed to contractholders for mortality and admin	(102)	(88)
Non-cash lease costs	70	70
Operating lease payments	(75)	(76)
Distributions from unconsolidated affiliates, return on investment	38	16
Stock-based compensation cost	24	21
Change in NAV of limited partnerships, net	(172)	(241)
Change in valuation of derivatives, equity and preferred securities, net	1,072	(17)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	109	72
Change in future policy benefits	445	(112)
Change in funds withheld from reinsurers	617	461
Net decrease in trade receivables	27	(58)
Net (decrease) increase in reserve for title claim losses	(39)	54
Net change in income taxes	169	(86)
Net change in other assets and other liabilities	(640)	145
Net cash provided by operating activities	1,495	1,516
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	3,541	3,334
Proceeds from sales of property and equipment	5	3
Additions to property and equipment and capitalized software	(77)	(54)
Purchases of investment securities	(6,958)	(6,226)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(1,644)	334
Additions to notes receivable	(94)	(11)
Collections of notes receivable	4	3
Acquisitions and dispositions	(20)	(52)
Additional investments in unconsolidated affiliates	(741)	(587)
Distributions from unconsolidated affiliates, return of investment	93	44
Net other investing activities	—	94
Net cash used in investing activities	(5,891)	(3,118)
Cash flows from financing activities:
Dividends paid	(245)	(206)
Subsidiary dividends paid to non-controlling interest shareholders	(8)	(9)
Exercise of stock options	8	30
Net change in secured trust deposits	239	219
Additional investment in consolidated subsidiaries	—	1
Payment of contingent consideration for prior period acquisitions	(3)	(2)
Contractholder account deposits	4,513	4,190
Contractholder account withdrawals	(1,744)	(1,575)
Purchases of treasury stock	(298)	(294)
Net cash provided by financing activities	2,462	2,354
Net (decrease) increase in cash and cash equivalents	(1,934)	752
Cash and cash equivalents at beginning of period	4,360	2,719
Cash and cash equivalents at end of period	$2,426	$3,471
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
Recent Developments
Note Receivable from Cannae
In November 2017, in conjunction with the split-off of our former portfolio company investments into a separate company, Cannae Holdings, Inc. ("Cannae"), we issued to Cannae a revolver note, which we and Cannae amended and restated on May 12, 2022 (as amended and restated, the "Cannae Revolver").
The Cannae Revolver in the aggregate principal amount of up to $100 million accrues interest quarterly at the Adjusted Term SOFR Rate, as defined in the Amended and Restated Revolver Note, plus 450 basis points and matures on November 17, 2025. The maturity date is automatically extended for additional five-year terms unless notice of non-renewal is otherwise provided by either FNF or Cannae, in their sole discretion.
During the three and six months ended June 30, 2022, Cannae borrowed approximately $85 million under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred.
F&G Distribution
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain control of F&G through our approximate 85% ownership stake. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S Securities and Exchange Commission (the "SEC"), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. On July 20, 2022, F&G filed its confidential Form 10 registration statement with the SEC. The proposed F&G Distribution is targeted to be completed early in the fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.

Income Tax
Income tax expense was $164 million and $176 million in the three months ended June 30, 2022 and 2021, respectively, and $319 million and $342 million in the six months ended June 30, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 30% and 25% in the three months periods ended June 30, 2022 and 2021, respectively, and 29% and 23% in the six months ended June 30, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of valuation allowances in the 2022 period for tax benefits associated with deferred tax assets related to realized losses on the past sales of discontinued operations and the aforementioned recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and six months ended June 30, 2022 and 2021.
Recent Accounting Pronouncements
Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements.
We have identified specific areas that will be impacted by the new guidance. This guidance will bring significant changes to how we account for certain insurance and annuity products within our business and expand disclosures. As part of the implementation process, to date our progress includes, but is not limited to the following: identifying and documenting contracts and contract features in scope of the guidance; identifying actuarial models, systems, and processes to be updated; building models; evaluating and finalizing key accounting policies; evaluating transition requirements; and establishing and documenting appropriate internal controls. We will not early adopt this standard and have selected the full retrospective transition method, which requires the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date. The impacts of this guidance to the consolidated financial statements are subject to market conditions, such as interest rate levels. We have begun to generate and review results for historical periods from our actuarial models which will allow us to quantify the impact to our consolidated financial statements.
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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction and clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, the amendments require the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). The amendments in this update do not change the principles of fair value measurement, rather, they clarify those principles when measuring the fair value of an equity security subject to a contractual sale restriction and improve current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities that hold those investments. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, though early adoption is permitted. We do not currently expect to early adopt this standard and are in the process of assessing this standard and its impact on our accounting and disclosures.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2022	2021
	(Dollars in millions)
Beginning balance	$1,883	$1,623
Change in insurance recoverable	(108)	(22)
Claim loss provision related to:
Current year	177	178
Total title claim loss provision	177	178
Claims paid, net of recoupments related to:
Current year	(7)	(2)
Prior years	(102)	(100)
Total title claims paid, net of recoupments	(109)	(102)
Ending balance of claim loss reserve for title insurance	$1,843	$1,677
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%

Several lawsuits have been filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its principal (collectively, the “Named Companies”). Generally, plaintiffs claim they are investors who were solicited by Gina Champion-Cain through her former company, ANI Development LLC (“ANI”), or other affiliates to provide funds that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs contend they were told that under California state law, alcoholic beverage license applicants are required to deposit into escrow an amount equal to the license purchase price while their applications remain pending with the State. Plaintiffs further alleged that employees of Chicago Title Company participated with Ms. Champion-Cain and her entities in a fraud scheme involving an escrow account maintained by Chicago Title Company into which some of the plaintiffs’ funds were deposited.

In connection with the alcoholic beverage license scheme, a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, was filed in the United States District Court for the Southern District of California asserting claims for securities fraud against Ms. Champion-Cain and certain of her affiliated entities. A receiver was appointed by the court to preserve the assets of the defendant affiliated entities (the “receivership entities”), pay their debts, operate the businesses and pursue any claims they may have against third-parties. Pursuant to the authority granted to her by the federal court, on January 7, 2022, a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co., was filed in San Diego County Superior Court by the receiver on behalf of the receivership entities against the Named Companies. The receiver seeks compensatory, incidental, consequential, and punitive damages, and seeks the recovery of attorneys’ fees. In turn, the Named Companies petitioned the Federal Court to sue ANI, via the receiver, to pursue indemnity and other claims against the receivership entities as joint tortfeasors, which was granted. On April 26, 2022, the Named Companies reached a conditional settlement with the receiver and several other investor claimants, which if approved by the federal court, will bar any future claims against the Named Companies related to the alcoholic beverage license scheme. The Named Companies and the receiver agreed to stay the action pending the hearing to approve the settlement which is scheduled for August 29, 2022.

The following lawsuits remain pending in the Superior Court of San Diego County for the State of California, most of which involve claimants who have objected to the Named Companies’ settlement with the receiver. Discovery is ongoing, and the cases were initially set for jury trial on December 2, 2022. The trial date has been continued, and it is expected to be reset for a date in March or April 2023. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.

On December 13, 2019, a lawsuit styled, Kim Funding, LLC, Kim H. Peterson, Joseph J. Cohen, ABC Funding Strategies, LLC, Payson R. Stevens; Kamaljit K. Kapur and The Payson R. Stevens & Kamaljit Kaur Kapur Trust Dated March 28, 2014 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in San Diego County Superior Court. Plaintiffs claim losses of more than $250 million as a result of the alleged fraud scheme, and also seek statutory, treble, and punitive damages, as well as the recovery of attorneys' fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. The Named Companies have reached a conditional settlement with members of ABC Funding Strategies, LLC plaintiffs under confidential terms.
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
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain and others, and the Named Companies have been substituted in as the Plaintiff following a settlement with the bank.
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
Chicago Title Company has also resolved a number of other pre-suit claims and previously-disclosed lawsuits from both individual and groups of alleged investors under confidential terms. Based on the facts and circumstances of the remaining claims, including the settlements already reached, we have recorded reserves included in our reserve for title claim losses, which we believe are adequate to cover losses related to this matter, and believe that our reserves for title claim losses are adequate.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$2,426	$—	$—	$2,426	$2,426
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,771	4,677	9,448	9,448
Commercial mortgage-backed securities	—	3,016	37	3,053	3,053
Corporates	40	12,770	1,374	14,184	14,184
Hybrids	118	651	—	769	769
Municipals	—	1,278	33	1,311	1,311
Residential mortgage-backed securities	—	893	9	902	902
U.S. Government	530	—	—	530	530
Foreign Governments	—	219	16	235	235
Short term investments	1,814	774	—	2,588	2,588
Preferred securities	411	741	1	1,153	1,153
Equity securities	701	—	10	711	711
Derivative investments	—	145	—	145	145
Reinsurance related embedded derivative, included in other assets	—	191	—	191	191
Other long-term investments	—	—	72	72	72
Total financial assets at fair value	$6,040	$25,449	$6,229	$37,718	$37,718
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	2,941	2,941	2,941
Total financial liabilities at fair value	$—	$—	$2,941	$2,941	$2,941

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$4,360	$—	$—	$4,360	$4,360
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	8,695	8,695
Commercial mortgage-backed securities	—	2,944	35	2,979	2,979
Corporates	37	15,322	1,135	16,494	16,494
Hybrids	132	780	—	912	912
Municipals	—	1,458	43	1,501	1,501
Residential mortgage-backed securities	—	731	—	731	731
U.S. Government	394	—	—	394	394
Foreign Governments	—	266	18	284	284
Short term investments	168	2	321	491	491
Preferred securities	506	893	2	1,401	1,401
Equity securities	1,206	—	9	1,215	1,215
Derivative investments	—	816	—	816	816
Other long-term investments	—	—	78	78	78
Total financial assets at fair value	$6,803	$27,948	$5,600	$40,351	$40,351
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	3,883	3,883
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	73	—	73	73
Total financial liabilities at fair value	$—	$73	$3,883	$3,956	$3,956

Valuation Methodologies
Cash and Cash Equivalents
The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Fixed Maturity Preferred and Equity Securities
We measure the fair value of our securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity, preferred or equity security, and we will then consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations, or pricing matrices. We use observable and unobservable inputs in our valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2022 or December 31, 2021.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other long-term investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2022 and December 31, 2021 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2022
	(in millions)			June 30, 2022
Assets
Asset-backed securities	$4,517	Broker-quoted	Offered quotes	41.02% - 228.74% (92.19%)
Asset-backed securities	160	Third-Party Valuation	Offered quotes	66.37% - 100.34% (98.38%)
Commercial mortgage-backed securities	21	Broker-quoted	Offered quotes	112.82% - 112.82% (112.82%)
Commercial mortgage-backed securities	16	Third-Party Valuation	Offered quotes	71.25% - 88.63% (81.41%)
Corporates	602	Broker-quoted	Offered quotes	0.00% - 108.46% (92.11%)
Corporates	17	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.00%)
Corporates	755	Third-Party Valuation	Offered quotes	75.42% - 124.99% (94.59%)
Municipals	33	Third-Party Valuation	Offered quotes	106.40% - 106.40% (106.40%)
Residential mortgage-backed securities	9	Broker-quoted	Offered quotes	0.00% - 93.02% (93.02%)
Foreign Governments	16	Third-Party Valuation	Offered quotes	98.73% - 99.59% (99.32%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	6	Broker Quoted	Offered quotes	$60.50 - $60.50 ($60.50)
Equity securities	4	Discounted Cash Flow	Discount rate	11.10% - 11.10% (11.10%)
		Market Comparable Company Analysis	EBITDA multiple	5.5x - 5.5x (5.5x)
Other long-term investments:
Available-for-sale embedded derivative	24	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	17	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$6,229
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$2,941	Discounted cash flow	Market value of option	0.00% - 23.28% (0.48%)
			Swap rates	1.28% - 3.38% (2.33%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.38%)
			Partial withdrawals	2.00% - 29.41% (2.74%)
			Non-performance spread	0.76% - 1.64% (1.50%)
			Option cost	0.00% - 4.97% (1.86%)
Total financial liabilities at fair value	$2,941

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021
	(in millions)			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.70% (97.06%)
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70%)
Commercial mortgage-backed securities	11	Third Party Valuation	Offered quotes	97.91% - 97.91% (97.91%)
Corporates	380	Broker-quoted	Offered quotes	0.00% - 109.69% (100.91%)
Corporates	741	Third-Party Valuation	Offered quotes	85.71% - 119.57% (107.72%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (62.00%)
Municipals	43	Third-Party Valuation	Offered quotes	135.09% - 135.09% (135.09%)
Foreign Governments	18	Third-Party Valuation	Offered quotes	107.23% - 116.44% (110.11%)
Short term investments	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	2	Income-Approach	Yield	2.43%
Equity securities	3	Broker Quoted	Offered quotes	$6.23 - $6.23 ($6.23)
Equity securities	2	Black Scholes model	Risk Free Rate	1.00% -1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	12.70% - 12.70% (12.70%)
		Market Comparable Company Analysis	EBITDA multiple	5.9x - 5.9x (5.9x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$5,600
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	0.00% - 38.72% (3.16%)
			Swap rates	0.05% - 1.94% (1.00%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.26%)
			Partial withdrawals	2.00% - 23.26% (2.72%)
			Non-performance spread	0.43% - 1.01% (0.68%)
			Option cost	0.07% - 4.97% (1.83%)
Total financial liabilities at fair value	$3,883

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2022 and 2021. This summary excludes any impact of amortization of value of business acquired (“VOBA”), deferred acquisition cost (“DAC”), and deferred sales inducements (“DSI”). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,161	$1	$(142)	$827	$(39)	$(126)	$(5)	$4,677	$(153)
Commercial mortgage-backed securities	40	—	(3)	—	—	—	—	37	(2)
Corporates	1,141	—	(64)	307	—	(6)	(4)	1,374	(61)
Municipals	37	—	(4)	—	—	—	—	33	(4)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	17	—	(1)	—	—	—	—	16	(1)
Short term investments	19	—	—	—	—	—	(19)	—	—
Preferred securities	1	—	—	—	—	—	—	1	—
Equity securities	10	—	—	1	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	30	(6)	—	—	—	—	—	24	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Credit linked note	19	—	—	—	—	(2)	—	17	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Total Level 3 assets at fair value	$5,496	$(5)	$(214)	$1,144	$(40)	$(134)	$(18)	$6,229	$(221)
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,395	(454)	—	—	—	—	—	2,941	—
Total Level 3 liabilities at fair value	$3,395	$(454)	$—	$—	$—	$—	$—	$2,941	$—
(a) The net transfers out of Level 3 during the three months ended June 30, 2022 were exclusively to Level 2.

	Three months ended June 30, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,593	$—	$20	$813	$—	$(90)	$(27)	$2,309	$18
Commercial mortgage-backed securities	25	—	—	—	—	—	—	25	—
Corporates	1,247	2	16	18	(7)	(76)	1	1,201	18
Municipals	41	—	2	—	—	—	—	43	3
Residential mortgage-backed securities	487	—	(10)	5	—	(39)	—	443	(6)
Foreign Governments	17	—	—	—	—	—	—	17	—
Short-Term	—	—	1	302	—	—	—	303	—
Equity and preferred securities	10	—	1	—	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	28	2	—	—	—	—	—	30	—
Credit linked note	19	—	—	—	—	—	—	19	—
Total assets at Level 3 fair value	$3,467	$4	$30	$1,138	$(8)	$(205)	$(26)	$4,400	$33
Liabilities
Future policy benefits (FSRC)	$4	$—	$—	$—	$(4)	$—	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	3,293	466	—	—	—	—	—	3,759	—
Total liabilities at Level 3 fair value	$3,297	$466	$—	$—	$(4)	$—	$—	$3,759	$—

	Six months ended June 30, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$1	$(272)	$1,227	$(39)	$(278)	$79	$4,677	$(291)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	—	(137)	386	—	(32)	22	1,374	(134)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	43	—	(10)	—	—	—	—	33	(9)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-Term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	1	—	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(10)	—	—	—	—	—	24	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Credit linked note	23	—	(3)	—	—	(3)	—	17	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Total assets at Level 3 fair value	$5,600	$(9)	$(431)	$1,643	$(39)	$(313)	$(222)	$6,229	$(441)
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(942)	—	—	—	—	—	2,941	—
Total liabilities at Level 3 fair value	$3,883	$(942)	$—	$—	$—	$—	$—	$2,941	$—
(a) The net transfers out of Level 3 during the six months ended June 30, 2022 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

	Six months ended June 30, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$—	$(3)	$1,171	$—	$(182)	$(27)	$2,309	$14
Commercial mortgage-backed securities	26	—	(1)	—	—	—	—	25	1
Corporates	1,289	9	(26)	57	(8)	(107)	(13)	1,201	37
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	2	10	—	(52)	—	443	21
Foreign Governments	17	—	—	—	—	—	—	17	2
Short-Term	—	—	1	302	—	—	—	303	—
Equity and preferred securities	5	2	1	2	—	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	27	3	—	—	—	—	—	30	—
Credit linked note	23	—	(4)	—	—	—	—	19	—
Total assets at Level 3 fair value	$3,267	$14	$(30)	$1,542	$(8)	$(345)	$(40)	$4,400	$82
Liabilities
Future policy benefits (FSRC)	$5	$—	$—	$—	$(4)	$(1)	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	3,404	355	—	—	—	—	—	3,759	—
Total liabilities at Level 3 fair value	$3,409	$355	$—	$—	$(4)	$(1)	$—	$3,759	$—

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
Other Invested Assets (included within Other long-term investments)
The fair value of bank loans is estimated using a discounted cash flow method with the discount rate based on weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end. Other invested assets are classified as Level 3 within the fair value hierarchy.
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

	June 30, 2022
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$90	$—	$90	$90
Commercial mortgage loans	—	—	2,119	2,119	2,315
Residential mortgage loans	—	—	1,971	1,971	2,122
Policy loans	—	—	44	44	44
Other invested assets	—	—	69	69	69
Company-owned life insurance	—	—	352	352	352
Trade and notes receivables, net of allowance	—	—	616	616	616
Total	$—	$90	$5,171	$5,261	$5,608

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$31,550	$31,550	$34,990
Debt	—	2,711	—	2,711	3,094
Total	$—	$2,711	$31,550	$34,261	$38,084

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$72	$72
Commercial mortgage loans	—	—	2,265	2,265	2,168
Residential mortgage loans	—	—	1,549	1,549	1,581
Policy loans	—	—	39	39	39
Other invested assets	—	—	57	57	57
Company-owned life insurance	—	—	333	333	333
Trade and notes receivables, net of allowance	—	—	557	557	557
Total	$—	$72	$4,800	$4,872	$4,807

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$27,448	$27,448	$31,529
Debt	—	3,218	—	3,218	3,096
Total	$—	$3,218	$27,448	$30,666	$34,625

The following table includes assets that have not been classified in the fair value hierarchy as the value of these investments are measured using the equity method of accounting or net asset value ("NAV") is used as a practical expedient in determining fair value:

	Carrying Amount (in millions)
	June 30, 2022	December 31, 2021
Investments in unconsolidated affiliates	$167	$136
Equity securities (NAV)	44	48
Investments in unconsolidated affiliates (a)	2,668	2,350
	$2,879	$2,534
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

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	June 30, 2022	December 31, 2021
Assets:
Derivative investments:
Call options	$145	$816
Foreign currency forward	1	—
Other long-term investments:
Other embedded derivatives	24	33
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	190	—
	$360	$849

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$2,941	$3,883
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	—	73
	$2,941	$3,956

The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net investment gains (losses):
Call options	$(395)	$257	$(709)	$279
Futures contracts	(8)	5	(5)	4
Foreign currency forwards	9	—	12	4
Other derivatives and embedded derivatives	(5)	3	(8)	3
Reinsurance related embedded derivatives	141	(27)	263	—
Total net investment gains (losses)	$(258)	$238	$(447)	$290

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives	$(454)	$466	$(942)	$355

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
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		June 30, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,735	$30	$—	$30
Morgan Stanley	*/Aa3/A+	1,581	6	7	—
Barclay's Bank	A+/A1/A	5,421	46	48	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	3,832	22	26	—
Wells Fargo	A+/A1/BBB+	1,945	12	13	—
Goldman Sachs	A/A2/BBB+	660	4	4	—
Credit Suisse	A-/A1/A	1,157	4	4	—
Truist	A+/A2/A	2,476	21	22	—
Total		$20,807	$145	$124	$30

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42

(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of June 30, 2022 and December 31, 2021 counterparties posted $124 million and $790 million, respectively, of collateral of which $98 million and $576 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $30 million at June 30, 2022 and $42 million at December 31, 2021.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.
We held 349 and 329 futures contracts at June 30, 2022 and December 31, 2021, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million at June 30, 2022 and December 31, 2021.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuity ("MYGA") and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $16 million and $12 million as of June 30, 2022 and December 31, 2021, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Two lawsuits have been filed related to FNF’s acquisition of F&G. On August 4, 2020, a stockholder derivative lawsuit styled, City of Miami General Employees’ and Sanitation Employees’ Retirement Trust v. Fidelity National Financial, et al., was filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors and others alleging breach of fiduciary duties as directors and officers relating to FNF’s acquisition of F&G. The Company’s Board of Directors (“Board”) designated a Special Litigation Committee (the “SLC”) consisting of three of the Board’s Directors, and authorized the SLC, among other things, to investigate and evaluate the claims and allegations asserted in the lawsuit. The Board gave the SLC the sole authority and power to consider and determine whether or not prosecution of the claims asserted in the lawsuit is in the best interest of the Company and its shareholders, and what action the Company should take with respect to the lawsuit. On January 24, 2022, the SLC, acting on behalf of FNF, and the other parties to the lawsuit reached an agreement to settle the action subject to various terms and conditions. On June 21, 2022, an order was entered approving the settlement and dismissing the case with prejudice.

On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, have asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock in connection with the acquisition. They seek a judicial determination of the fair value of their shares of F&G stock under the law of the Cayman Islands, together with interest. A trial was held in late May and early June 2022 in the Cayman Islands, and a decision on the matter is pending with the court. We do not believe the result in this case will have a material adverse effect on our financial condition.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of June 30, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of June 30, 2022 is included below (in millions):

June 30, 2022
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,675
Whole loans	377
Fixed maturity securities, ABS	197
Other fixed maturity securities, AFS	94
Commercial mortgage loans	30
Other assets	137
Residential mortgage loans	1
Committed amounts included in liabilities	1
Total	$2,512

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for VOBA, DAC, DSI, unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at June 30, 2022 and December 31, 2021 are summarized as follows (in millions):

	June 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$9,965	$(2)	$46	$(561)	$9,448	$9,448
Commercial mortgage-backed securities	3,123	—	90	(160)	3,053	3,053
Corporates	16,639	(5)	31	(2,481)	14,184	14,184
Hybrids	827	—	6	(64)	769	769
Municipals	1,489	—	3	(181)	1,311	1,311
Residential mortgage-backed securities	977	(4)	2	(73)	902	902
U.S. Government	544	—	1	(15)	530	530
Foreign Governments	272	—	—	(37)	235	235
Total available-for-sale securities	$33,836	$(11)	$179	$(3,572)	$30,432	$30,432

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695	$8,695
Commercial mortgage-backed/asset-backed securities	2,684	(2)	308	(11)	2,979	2,979
Corporates	15,822	—	830	(158)	16,494	16,494
Hybrids	838	—	74	—	912	912
Municipals	1,445	—	67	(11)	1,501	1,501
Residential mortgage-backed securities	731	(3)	7	(4)	731	731
U.S. Government	393	—	3	(2)	394	394
Foreign Governments	276	—	9	(1)	284	284
Total available-for-sale securities	$30,705	$(8)	$1,518	$(225)	$31,990	$31,990

Securities held on deposit with various state regulatory authorities had a fair value of $16,831 million and $22,343 million at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of June 30, 2022 and December 31, 2021, the Company's accrued interest receivable balance was $276 million and $253 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,030 million and $2,469 million as of June 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2022		December 31, 2021
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$524	$523	$426	$431
Due after one year through five years	3,386	3,218	2,998	3,051
Due after five years through ten years	2,103	1,918	2,389	2,458
Due after ten years	13,732	11,344	12,930	13,608
Subtotal	19,745	17,003	18,743	19,548
Other securities, which provide for periodic payments:
Asset-backed securities	9,965	9,448	8,516	8,695
Commercial mortgage-backed securities	3,123	3,053	2,684	2,979
Structured hybrids	26	26	31	37
Residential mortgage-backed securities	977	902	731	731
Subtotal	14,091	13,429	11,962	12,442
Total fixed maturity available-for-sale securities	$33,836	$30,432	$30,705	$31,990

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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
• We believe amounts related to securities have become uncollectible;

• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of June 30, 2022 and December 31, 2021, our allowance for expected credit losses for AFS securities was $11 million and $8 million, respectively.

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three and six months ended June 30, 2022 or 2021.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2022 and December 31, 2021 were as follows (dollars in millions):

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7,944	$(490)	$645	$(71)	$8,589	$(561)
Commercial mortgage-backed securities	1,788	(153)	48	(8)	1,836	(161)
Corporates	11,593	(1,960)	1,414	(521)	13,007	(2,481)
Hybrids	677	(64)	2	—	679	(64)
Municipals	1,120	(158)	119	(23)	1,239	(181)
Residential mortgage-backed securities	798	(67)	27	(6)	825	(73)
U.S. Government	334	(12)	34	(2)	368	(14)
Foreign Government	131	(31)	20	(6)	151	(37)
Total available-for-sale securities	$24,385	$(2,935)	$2,309	$(637)	$26,694	$(3,572)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,441
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						291
Total number of available-for-sale securities in an unrealized loss position						3,732

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	603	(11)	1	—	604	(11)
Corporates	5,391	(132)	394	(26)	5,785	(158)
Hybrids	3	—	—	—	3	—
Municipals	410	(5)	85	(6)	495	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	219	(2)	4	—	223	(2)
Foreign Government	82	(1)	5	—	87	(1)
Total available-for-sale securities	$11,443	$(185)	$646	$(40)	$12,089	$(225)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,056
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						68
Total number of available-for-sale securities in an unrealized loss position						2,124

We determined the increase in unrealized losses as of June 30, 2022 was caused by higher treasury rates as well as wider spreads. This is in part due to the Federal Reserve's action to increase rates in efforts to combat inflation. Inflation in the first quarter of 2022 has been compounded by supply chain issues stemming from additional COVID-19 restrictions in China, as well as higher energy prices as a result of the Russian-Ukrainian conflict. For securities in an unrealized loss position as of June 30, 2022, our allowance for expected credit loss was $11 million. We believe that unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2022 was primarily attributable to interest rate increases, near-term illiquidity, and uncertainty caused by Russia's invasion of Ukraine as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 7% of our total investments as of June 30, 2022. We primarily invest in mortgage loans on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$19	1%
Industrial - General	486	20%	497	23%
Mixed Use	12	1%	13	1%
Multifamily	1,013	43%	894	41%
Office	332	14%	343	16%
Retail	107	5%	121	6%
Student Housing	83	4%	83	4%
Other	270	12%	204	8%
Total commercial mortgage loans, gross of valuation allowance	$2,321	100%	$2,174	100%
Allowance for expected credit loss	(6)		(6)
Total commercial mortgage loans	$2,315		$2,168

U.S. Region:
East North Central	$130	6%	$137	6%
East South Central	76	3%	79	4%
Middle Atlantic	292	13%	293	13%
Mountain	355	15%	236	11%
New England	151	7%	149	7%
Pacific	699	30%	649	30%
South Atlantic	496	21%	459	21%
West North Central	4	—%	12	1%
West South Central	118	5%	160	7%
Total commercial mortgage loans, gross of valuation allowance	$2,321	100%	$2,174	100%
Allowance for expected credit loss	(6)		(6)
Total commercial mortgage loans	$2,315		$2,168

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at June 30, 2022 and December 31, 2021 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2022
LTV Ratios:
Less than 50%	$398	$4	$9	$411	18%	$401	19%
50% to 60%	771	—	—	771	33%	712	34%
60% to 75%	1,130	—	—	1,130	48%	1,000	47%
75% to 85%	$—	$9	$—	$9	1%	6	—%
Commercial mortgage loans	$2,299	$13	$9	$2,321	100%	$2,119	100%

December 31, 2021
LTV Ratios:
Less than 50%	$626	$33	$9	$668	31%	$745	33%
50% to 60%	470	—	—	470	22%	481	21%
60% to 75%	1,036	—	—	1,036	47%	1,039	46%
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table below. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 6% of our total investments as of June 30, 2022. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	June 30, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$302	14%
Texas	227	11%
New Jersey	171	8%
Pennsylvania	146	7%
California	145	7%
New York	137	6%
Georgia	117	5%
All Other States (1)	903	42%
Total residential mortgage loans	$2,148	100%
(1) The individual concentration of each state is equal to or less than 5% as of June 30, 2022.

	December 31, 2021
U.S. State:	Amortized Cost	% of Total
Florida	$231	15%
Texas	167	10%
New Jersey	150	10%
All other states (1)	1,027	65%
Total residential mortgage loans	$1,575	100%
(1) The individual concentration of each state is less than 9% as of December 31, 2021.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2022 and December 31, 2021, was as follows (dollars in millions):

	June 30, 2022		December 31, 2021
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$2,083	97%	$1,533	95%
Non-performing	68	3%	73	5%
Total residential mortgage loans, gross of valuation allowance	$2,151	100%	$1,606	100%
Allowance for expected loan loss	(29)	—%	(25)	—%
Total residential mortgage loans	$2,122	100%	$1,581	100%
Loans segregated by risk rating exposure as of June 30, 2022 and December 31, 2021, were as follows (in millions):

	June 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$605	$896	$244	$211	$29	$43	$2,028
30-89 days past due	15	19	5	14	1	—	54
Over 90 days past due	—	6	16	46	1	—	69
Total residential mortgages	$620	$921	$265	$271	$31	$43	$2,151
Commercial mortgages
Current (less than 30 days past due)	$229	$1,301	$509	$—	$—	$273	$2,312
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	9	9
Total commercial mortgages	$229	$1,301	$509	$—	$—	$282	$2,321

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
Over 90 days past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1,301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage	$1,301	$543	$—	$6	$—	$324	$2,174

	June 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
LTV
Less than 50%	$14	$121	$153	$—	$—	$123	$411
50% to 60%	105	292	234	—	—	140	771
60% to 75%	110	888	122	—	—	10	1,130
75% to 85%	—	—	—	—	—	9	9
Total commercial mortgages	$229	$1,301	$509	$—	$—	$282	$2,321
Commercial mortgages
DSCR
Greater than 1.25x	$229	$1,301	$509	$—	$—	$260	$2,299
1.00x - 1.25x	—	—	—	—	—	13	13
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$229	$1,301	$509	$—	$—	$282	$2,321

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$120	$229	$—	$6	$—	$313	$668
50% to 60%	267	192	—	—	—	11	470
60% to 75%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Non-accrual loans by amortized cost as of June 30, 2022 and December 31, 2021, were as follows (in millions):

Amortized cost of loans on non-accrual	June 30, 2022	December 31, 2021
Residential mortgage:	$69	$72
Commercial mortgage:	—	—
Total non-accrual loans	$69	$72

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2022.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2022 and December 31, 2021, we had $69 million and $72 million, respectively, of residential mortgage loans that were over 90 days past due, of which $38 million and $39 million was in the process of foreclosure as of June 30, 2022 and December 31, 2021, respectively. We will continue to evaluate these policies with regard to the economic challenges for mortgage debtors related to COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to COVID-19.

Allowance for Expected Credit Loss

We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$26	$6	$32	$25	$6	$31
Provision for loan losses	3	—	3	4	—	4
Ending Balance	$29	$6	$35	$29	$6	$35

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$31	$5	$36	$37	$2	$39
Provision for loan losses	(3)	1	(2)	(9)	4	(5)
Ending Balance	$28	$6	$34	$28	$6	$34

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of June 30, 2022 and December 31, 2021.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed maturity securities, available-for-sale	$350	$325	$682	$631
Equity securities	7	5	15	10
Preferred securities	20	18	35	32
Mortgage loans	49	33	88	56
Invested cash and short-term investments	13	1	18	1
Limited partnerships	58	164	171	244
Tax deferred property exchange income	10	4	14	9
Other investments	4	6	13	14
Gross investment income	511	556	1,036	997
Investment expense	(48)	(42)	(95)	(81)
Interest and investment income	$463	$514	$941	$916

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized (losses) gains on fixed maturity available-for-sale securities	$(61)	$13	$(98)	$53
Net realized/unrealized losses on equity securities (1)	(221)	(42)	(370)	(88)
Net realized/unrealized (losses) gains on preferred securities (2)	(118)	15	(208)	6
Realized (losses) gains on other invested assets	(9)	12	(10)	8
Change in allowance for expected credit losses	(9)	(4)	(12)	6
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(35)	120	15	180
Unrealized (losses) gains on certain derivative instruments	(359)	142	(717)	107
Change in fair value of reinsurance related embedded derivatives (3)	141	(27)	263	—
Change in fair value of other derivatives and embedded derivatives	(5)	3	(8)	3
Realized (losses) gains on derivatives and embedded derivatives	(258)	238	(447)	290
Recognized gains and losses, net	$(676)	$232	$(1,145)	$275
(1) Includes net valuation losses of $(222) million and $(46) million for the three months ended June 30, 2022 and 2021, respectively, and net valuation losses of $(388) million and $(92) million for the six months ended June 30, 2022 and 2021, respectively.
(2) Includes net valuation (losses) gains of $(118) million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and net valuation (losses) gains of $(207) million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Sommerset effective October 31, 2021) and Aspida Re.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Proceeds	$802	$444	$1,835	$869
Gross gains	1	36	5	68
Gross losses	(61)	(8)	(99)	(16)

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
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our unaudited Condensed Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in limited partnerships	$2,668	$4,343	$2,350	$3,496
Fixed maturity securities	13,026	14,255	12,382	12,802
Total unconsolidated VIE investments	$15,694	$18,598	$14,732	$16,298

Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

June 30, 2022
Blackstone Wave Asset Holdco (1)	960
Jade 22 (2)	855

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
(2) Represents a special purpose vehicle that holds numerous underlying corporate loans across various industries.

Investment in Cannae Holdings, Inc. ("Cannae")
Included in equity securities as of December 31, 2021 were 5,775,598 shares of Cannae common stock (NYSE: CNNE). The fair value of this investment based on quoted market prices as of December 31, 2021 was $203 million. During the three months ended June 30, 2022, we sold 4,775,598 shares of CNNE common stock back to Cannae for approximately $85 million in the aggregate. During the six months ended June 30, 2022, we sold 5,775,598 shares of CNNE common stock back to Cannae for approximately $109 million in the aggregate. As of June 30, 2022, we held no shares of CNNE common stock.
Note G — Dividends
On August 2, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on September 30, 2022, to FNF common shareholders of record as of September 16, 2022.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,062	$—	$—	$2,062
Other revenues	706	68	8	782
Revenues from external customers	2,768	68	8	2,844
Interest and investment income, including recognized gains and losses, net	(214)	(1)	2	(213)
Total revenues	2,554	67	10	2,631
Depreciation and amortization	34	121	6	161
Interest expense	—	9	22	31
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	267	290	(19)	538
Income tax expense (benefit)	111	60	(7)	164
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	156	230	(12)	374
Equity in earnings of unconsolidated affiliates	14	—	—	14
Net earnings (loss) from continuing operations	$170	$230	$(12)	$388
Assets	$9,309	$49,608	$2,313	$61,230
Goodwill	2,516	1,756	266	4,538

As of and for the three months ended June 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,160	$—	$—	$2,160
Other revenues	839	62	47	948
Revenues from external customers	2,999	62	47	3,108
Interest and investment income, including recognized gains and losses, net	(3)	740	9	746
Total revenues	2,996	802	56	3,854
Depreciation and amortization	34	65	6	105
Interest expense	—	7	21	28
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	644	97	(28)	713
Income tax expense (benefit)	160	21	(5)	176
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	484	76	(23)	537
Equity in earnings (loss) of unconsolidated affiliates	14	—	—	14
Net earnings (loss) from continuing operations	$498	$76	$(23)	$551
Assets	$9,565	$43,206	$1,749	$54,520
Goodwill	2,484	1,756	266	4,506

As of and for the six months ended June 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$3,928	$—	$—	$3,928
Other revenues	1,371	662	39	2,072
Revenues from external customers	5,299	662	39	6,000
Interest and investment income, including recognized gains and losses, net	(362)	153	5	(204)
Total revenues	4,937	815	44	5,796
Depreciation and amortization	67	264	12	343
Interest expense	—	17	44	61
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	516	631	(57)	1,090
Income tax expense (benefit)	168	165	(14)	319
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	348	466	(43)	771
Equity in earnings of unconsolidated affiliates	16	—	—	16
Net earnings (loss) from continuing operations	$364	$466	$(43)	$787
Assets	$9,309	$49,608	$2,313	$61,230
Goodwill	2,516	1,756	266	4,538

As of and for the six months ended June 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$3,964	$—	$—	$3,964
Other revenues	1,584	126	89	1,799
Revenues from external customers	5,548	126	89	5,763
Interest and investment income, including recognized gains and losses, net	(33)	1,215	9	1,191
Total revenues	5,515	1,341	98	6,954
Depreciation and amortization	67	209	12	288
Interest expense	—	15	41	56
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,083	453	(66)	1,470
Income tax expense (benefit)	263	93	(14)	342
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	820	360	(52)	1,128
Equity in earnings (loss) of unconsolidated affiliates	22	—	5	27
Net earnings (loss)	$842	$360	$(47)	$1,155
Assets	$9,565	$43,206	$1,749	$54,520
Goodwill	2,484	1,756	266	4,506

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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Six months ended June 30,
	2022	2021
Cash paid for:
Interest	$63	$56
Income taxes	202	307
Deferred sales inducements	38	44
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	151	(1)
Change in purchases of investments available for sale payable in period	212	60
Change in contractholder deposits for FABN issuance	300	—
Lease liabilities recognized in exchange for lease right-of-use assets	42	18
Remeasurement of lease liabilities	41	37

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2022	2021	2022	2021
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$859	$904	$1,626	$1,650
Agency title insurance premiums	Agency title insurance premiums	Title	1,203	1,256	2,302	2,314
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	68	62	662	126
Home warranty	Escrow, title-related and other fees	Title	43	48	77	87
Total revenue from insurance contracts			2,173	2,270	4,667	4,177
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	294	374	559	698
Other title-related fees and income	Escrow, title-related and other fees	Title	210	232	406	437
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	92	97	186	187
Real estate technology	Escrow, title-related and other fees	Corporate and other	41	24	79	56
Other	Escrow, title-related and other fees	Corporate and other	(33)	23	(40)	33
Total revenue from contracts with customers			604	750	1,190	1,411
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	67	88	143	175
Interest and investment income	Interest and investment income	Various	463	514	941	916
Recognized gains and losses, net	Recognized gains and losses, net	Various	(676)	232	(1,145)	275
Total revenues	Total revenues		$2,631	$3,854	$5,796	$6,954

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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue ("UREV") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
Premium and annuity deposit collections for FIA, fixed rate annuities, immediate annuities and PRT without life contingency, and amounts received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities include net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC, and DSI, other operating costs and expenses, and income taxes.
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

Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2022	December 31, 2021
	(In millions)
Trade receivables	$497	$524
Deferred revenue (contract liabilities)	257	144
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months and six months ended June 30, 2022, we recognized $44 million and $69 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets is as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2022	$1,185	$761	$88	$2,034
Deferrals	—	334	38	372
Amortization	(177)	(80)	(25)	(282)
Interest	13	12	1	26
Unlocking	2	(1)	5	6
Adjustment for net unrealized investment (gains) losses	577	156	49	782
Balance at June 30, 2022	$1,600	$1,182	$156	$2,938

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Deferrals	—	278	44	322
Amortization	(204)	(16)	(12)	(232)
Interest	15	5	—	20
Unlocking	16	—	1	17
Adjustment for net unrealized investment (gains) losses	(15)	(27)	(5)	(47)
Purchase price allocation adjustments	61	—	—	61
Balance at June 30, 2021	$1,339	$462	$64	$1,865

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of June 30, 2022 and June 30, 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains (losses) of $(345) million and $298 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains (losses) of $(117) million and $53 million, respectively, and the DSI balance included net unrealized investment gains (losses) of $(42) million and $10 million, respectively.
For the in-force liabilities as of June 30, 2022, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2022	$(17)
2023	86
2024	177
2025	161
2026	145
Thereafter	703

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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in millions):

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$39	$184	$44	$891	$606	$697	$87	$1,185
Ceded	(35)	(602)	(38)	(316)	(67)	(907)	(71)	(636)
Net	$4	$(418)	$6	$575	$539	$(210)	$16	$549

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the six months ended June 30, 2022 and June 30, 2021. F&G did not commute any ceded reinsurance treaties during the six months ended June 30, 2022 and June 30, 2021.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of June 30, 2022 and June 30, 2021, the expected credit loss reserve was $19 million and $20 million, respectively. There were no significant changes in the expected credit loss reserve for the three and six months ended June 30, 2022 and June 30, 2021.
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
Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of June 30, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A+ issuer credit rating from Fitch as of June 30, 2022. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of June 30, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. On June 30, 2022, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $1,651 million, $1,259 million, and $626 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers.

We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of June 30, 2022.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re Ltd and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $162 million and $106 million decrease to statutory capital and surplus at June 30, 2022 and December 31, 2021, respectively.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $50 million and $85 million at June 30, 2022 and December 31, 2021, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would not fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $80 million and $115 million at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the consummation of the proposed F&G spin-off transaction on relationships, including employees, suppliers, customers and competitors; our ability to successfully realize the anticipated benefits of the proposed spin-off transaction; the ability to satisfy any necessary conditions (including any applicable regulatory approvals) to consummate the spin-off transaction within the estimated timeframe or at all; changes in general economic, business and political and COVID-19 conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2021 and other filings with the SEC.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 18, 2022, estimates (actual for fiscal year 2021) the size of the U.S. residential mortgage originations market as shown in the following table for 2021 - 2024 in its "Mortgage Finance Forecast" (in trillions):

	2024	2023	2022	2021
Purchase transactions	$1.8	$1.7	$1.7	$1.7
Refinance transactions	$0.7	$0.5	$0.7	$2.3
Total U.S. mortgage originations forecast	$2.5	$2.2	$2.4	$4.0

As of July 18, 2022, the MBA expects residential purchase transactions to slightly increase in 2022 and beyond. Additionally the MBA expects residential refinance transactions to decrease in 2022 and 2023 before increasing in 2024. The MBA expects overall mortgage originations to decrease in 2022 and 2023 before increasing in 2024.

During the first quarter of 2022 the Federal Reserve raised the benchmark interest rate by 25 basis points in an effort to combat inflation, the first increase since 2018. In May 2022 and June 2022, the Federal Reserve further raised the benchmark interest rate by 50 and 75 basis points, respectively, in efforts to combat rising inflation. Average interest rates for a 30-year fixed rate mortgage increased to 5.3% and 4.6% for the three and six months ended June 30, 2022, respectively, as compared to 3.0% and 3.0% for the corresponding periods of 2021. On July 27, 2022, the Federal Reserve raised the benchmark interest rate by an additional 75 basis points.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021, which has continued into 2022. Additionally, geopolitical uncertainties associated with the war in the Ukraine have created additional volatility in the global economy in 2022. Existing-home sales decreased 10% in the three months ended June 30, 2022 as compared to the corresponding period in 2021 while median existing-home sales prices rose to $406,633 in the three months ended June 30, 2022, a 15 % increase over the corresponding period in 2021. Existing-home sales decreased 6% in the six months ended June 30, 2022 as compared to the corresponding period in 2021 while median existing-home sales prices rose to $386,200 in the six months ended June 30, 2022, a 15 % increase over the corresponding period in 2021.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.6% in June 2022, which was near the record low of 3.5% in February 2020, as compared to 5.9% in June 2021.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In 2021 and the first half of 2022, we experienced strong demand in commercial real estate markets and therefore experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. Due to COVID-19 and the Federal Reserve's actions in 2020 in response to the pandemic, seasonality deviated from historical patterns in 2021.
F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world. At this time, it is still not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment that could potentially result from the spread of COVID-19 variants may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. Additionally, adverse events or conditions resulting from COVID-19 could also have a negative effect on its sales of new policies and could result in more volatility from the impact of mortality experience. As of June 30, 2022, F&G has not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business. The full extent to which the COVID-19 pandemic impacts our F&G segment's financial condition, results of operations, liquidity or prospects will depend on future developments, which cannot be predicted at this time.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $5.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed indexed annuities ("FIA") and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 17% in 2021 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$859	$904	$1,626	$1,650
Agency title insurance premiums	1,203	1,256	2,302	2,314
Escrow, title-related and other fees	782	948	2,072	1,799
Interest and investment income	463	514	941	916
Recognized gains and losses, net	(676)	232	(1,145)	275
Total revenues	2,631	3,854	5,796	6,954
Expenses:
Benefits and other changes in policy reserves	(418)	575	(210)	549
Personnel costs	839	890	1,662	1,702
Agent commissions	930	970	1,774	1,777
Other operating expenses	457	476	899	934
Depreciation and amortization	161	105	343	288
Provision for title claim losses	93	97	177	178
Interest expense	31	28	61	56
Total expenses	2,093	3,141	4,706	5,484
Earnings before income taxes and equity in earnings of unconsolidated affiliates	538	713	1,090	1,470
Income tax expense	164	176	319	342
Equity in earnings of unconsolidated affiliates	14	14	16	27
Net earnings from continuing operations	$388	$551	$787	$1,155
 Revenues.
Total revenues decreased by $1,223 million in the three months ended June 30, 2022 and decreased by $1,158 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021.
Net earnings from continuing operations decreased by $163 million in the three months ended June 30, 2022 and decreased by $368 million in the six months ended June 30, 2022 compared to the corresponding periods in 2021.
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
Income tax expense was $164 million and $176 million in the three months ended June 30, 2022 and 2021, respectively, and $319 million and $342 million in the six months ended June 30, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 30% and 25% in the three months ended June 30, 2022 and 2021, respectively and 29% and 23% in the six months ended June 30, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowances in the 2022 period for tax benefits associated with deferred tax assets related to realized losses on the past sales of discontinued operations and the aforementioned recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes.

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$859	$904	$1,626	$1,650
Agency title insurance premiums	1,203	1,256	2,302	2,314
Escrow, title-related and other fees	706	839	1,371	1,584
Interest and investment income	35	27	62	56
Recognized gains and losses, net	(249)	(30)	(424)	(89)
Total revenues	2,554	2,996	4,937	5,515
Expenses:
Personnel costs	821	826	1,597	1,580
Agent commissions	930	970	1,774	1,777
Other operating expenses	409	425	806	830
Depreciation and amortization	34	34	67	67
Provision for title claim losses	93	97	177	178
Total expenses	2,287	2,352	4,421	4,432
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$267	$644	$516	$1,083
Orders opened by direct title operations (in thousands)	443	695	965	1,465
Orders closed by direct title operations (in thousands)	348	568	728	1,165
Fee per file (in dollars)	$3,557	$2,444	$3,210	$2,188
Total revenues for the Title segment decreased by $442 million, or 15%, in the three months ended June 30, 2022 and decreased by $578 million, or 10% in the six months ended June 30, 2022 from the corresponding periods in 2021.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2022	Total	2021	Total	2022	Total	2021	Total
	(Dollars in millions)
Title premiums from direct operations	$859	42%	$904	42%	$1,626	41%	$1,650	42%
Title premiums from agency operations	1,203	58	1,256	58	2,302	59	2,314	58
Total title premiums	$2,062	100%	$2,160	100%	$3,928	100%	$3,964	100%

Title premiums decreased by $98 million, or 5% in the three months ended June 30, 2022 from the corresponding period in 2021. The decrease was comprised of a decrease in Title premiums from direct operations of $45 million, or 5%, and an decrease in Title premiums from agency operations of $53 million, or 4%.

Title premiums decreased by 0.9% in the six months ended June 30, 2022 as compared to the corresponding period in 2021. The decrease is comprised of a decrease in Title premiums from direct operations of $24 million, or 1%, and a decrease in Title premiums from agency operations of $12 million or 1%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Opened title insurance orders from purchase transactions (1)	75%	53%	68%	47%
Opened title insurance orders from refinance transactions (1)	25	47	32	53
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	71%	47%	62%	40%
Closed title insurance orders from refinance transactions (1)	29	53	38	60
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three and six months ended June 30, 2022 from the corresponding periods in 2021. The decreases were primarily attributable to decreased closed order volume, partially offset by increases in the average fee per file, which were driven by increases in the proportion of purchase transactions versus refinance transactions.
We experienced a significant decrease in closed title insurance order volume from refinance transactions in the three and six months ended June 30, 2022 from the corresponding periods in 2021. Closed title insurance volume from purchase transactions slightly decreased in the three and six months ended June 30, 2022 when compared to the corresponding periods in 2021. Total closed order volume was 348,000 in the three months ended June 30, 2022 compared to 568,000 in the three months ended June 30, 2021 and 728,000 in the six months ended June 30, 2022 compared to 1,165,000 in the six months ended June 30, 2021. This represented an overall decrease of 39% and 38% in the three and six months ended June 30, 2022, respectively, from the corresponding periods in 2021. The decreases were primarily attributable to higher average mortgage interest rates and the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates in the three and six months ended June 30, 2022 when compared to the corresponding periods in 2021.
Total opened title insurance order volume decreased in the three and six months ended June 30, 2022 from the corresponding periods in 2021. The decrease was attributable to decreased opened title orders from refinance and purchase transactions.
The average fee per file in our direct operations was $3,557 and $3,210 in the three and six months ended June 30, 2022, respectively, compared to $2,444 and $2,188 in the three and six months ended June 30, 2021, respectively. The increases in average fee per file in the three and six-month periods reflect an increased proportion of purchase transactions relative to total closed orders and an increased commercial market compared to the corresponding periods in 2021. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $53 million, or 4%, in the three months ended June 30, 2022 and decreased $12 million, or 1%, in the six months ended June 30, 2022 from the corresponding periods in 2021. The current trends in the agency business reflect a strong residential purchase environment in many markets throughout the country and a concerted effort by management to increase remittances with existing agents as well as cultivate new relationships with potential new agents.
Escrow, title-related and other fees decreased by $133 million, or 16%, in the three months ended June 30, 2022 and decreased $213 million or 13% in the six months ended June 30, 2022 from the corresponding periods in 2021. Escrow fees decreased by $80 million, or 21%, in the three months ended June 30, 2022 and $139 million, or 20% in the six months ended June 30, 2022 from the corresponding periods in 2021. The decreases in the three and six-month periods were primarily attributable to the decrease in residential refinance transactions, which have relatively higher escrow fees per transaction than residential purchase and commercial transactions. Other fees, excluding escrow fees, decreased by $53 million, or 11%, in the three months ended June 30, 2022 and decreased by $74 million, or 8% in the six months ended June 30, 2022 from the corresponding periods in 2021. The decreases in Other fees in the three and six-month periods were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $8 million, or 30%, in the three months ended June 30, 2022 and increased $6 million, or 11% in the six months ended June 30, 2022 from the corresponding period in 2021. The increases in the three and six-month periods were primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to the corresponding periods in 2021.
Net recognized losses were $249 million and $30 million in the three months ended June 30, 2022 and 2021, respectively. Net recognized losses were $424 million and $89 million in the six months ended June 30, 2022 and 2021, respectively. The increases in net recognized losses in the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $5 million, or 1%, in the three months ended June 30, 2022 and increased $17 million, or 1% in the six months ended June 30, 2022 compared to the corresponding periods in 2021. The decrease in the three-month period is due to lower average head count in the 2022 period partially offset by an increase in the 401(k) match in the 2022 period. The increase in the six-month period was primarily attributable to an increase in the 401(k) employer match as compared to the 2021 period and a higher average head count in the first quarter of 2022 as compared to the first quarter of 2021. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 52% and 47% for the three months ended June 30, 2022 and 2021, respectively and 53% and 49% for the six-month periods ended June 30, 2022 and 2021, respectively. Average employee count in the Title segment was 26,283 and 27,348 in the three months ended June 30, 2022 and 2021, respectively, and 26,628 and 26,846 in the six months ended June 30, 2022 and 2021, respectively.
Other operating expenses decreased by $16 million, or 4%, in the three months ended June 30, 2022, and decreased by $24 million, or 3% in the six months ended June 30, 2022 from the corresponding periods in 2021. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 26% and 24% in the three months ended June 30, 2022 and 2021, respectively, and 27% and 26% in the six months ended June 30, 2022 and 2021, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2021:

	Three months ended June 30,				Six months ended June 30,
	2022	%	2021	%	2022	%	2021	%
	(Dollars in millions)
Agent premiums	$1,203	100%	$1,256	100%	$2,302	100%	$2,314	100%
Agent commissions	930	77%	970	77%	1,774	77%	1,777	77%
Net retained agent premiums	$273	23%	$286	23%	$528	23%	$537	23%

The claim loss provision for title insurance was $93 million and $97 million for the three months ended June 30, 2022 and 2021, respectively, and $177 million and $178 million for the six months ended June 30, 2022 and 2021, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our wholly owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based IMOs, banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate FABN and PRT transactions. The FABN program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone Inc.
In setting the features and pricing of our flagship FIA products relative to our targeted net margin, we take into account our expectations regarding (1) net investment spread, which is the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain control of F&G through our approximate 85% ownership stake. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S Securities and Exchange Commission (the "SEC"), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. On July 20, 2022, F&G filed its confidential Form 10 registration statement with the SEC. The proposed F&G Distribution is targeted to be completed early in the fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.

Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), indexed universal life insurance (IUL), immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
Under U.S. GAAP, premium collections for FIAs, fixed rate annuities, immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, other operating costs and expenses, and income taxes.

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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
Our profitability depends in large part upon the amount of assets under management (“AUM” — see “Non-GAAP Financial Measures” section), the net investment spreads earned on our average assets under management ("AAUM" — see “Non-GAAP Financial Measures” section), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing net investment spreads involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM, VOBA, pre- and post-DAC and DSI as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
In June 2021, we established a FABN, pursuant to which FGL Insurance may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. We also issue funding agreements through FHLB.
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
(i)Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment ("OTTI") losses, recognized in operations; the impact of market volatility on the alternative asset portfolio that differ from management's expectation of returns over the life of these assets; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii)Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost;
(iii)Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset ("VODA")) recognized as a result of acquisition activities;
(iv)Transaction costs: the impacts related to acquisition, integration and merger related items; and
(v)Other "non-recurring", "infrequent" or "unusual items": Management excludes certain items determined to be “non-recurring”, “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years.
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

Assets Under Management (“AUM”)
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
Average Assets Under Management (“AAUM”)
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

F&G Results of Operations
The results of operations of our F&G segment for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Life insurance premiums and other fees (a)	$68	$62	$662	$126
Interest and investment income	425	487	876	860
Recognized gains and losses, net	(426)	253	(723)	355
Total revenues	67	802	815	1,341
Expenses:
Benefits and other changes in policy reserves	(418)	575	(210)	549
Personnel costs	34	32	64	61
Other operating expenses	31	26	49	54
Depreciation and amortization	121	65	264	209
Interest expense	9	7	17	15
Total expenses	(223)	705	184	888
Earnings before income taxes	290	97	631	453
Income tax (expense) benefit	(60)	(21)	(165)	(93)
Net earnings from continuing operations	$230	$76	$466	$360
Earnings (loss) from discontinued operations, net of tax	—	6	—	11
Net earnings	$230	$82	$466	$371
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions) (see "Non-GAAP Financial Measures" section):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed indexed annuities (FIA)	$1,114	$1,135	$2,076	$2,182
Fixed rate annuities (MYGA)	1,087	512	1,560	979
Total annuity	2,201	1,647	3,636	3,161
Indexed universal life (IUL)	29	20	56	35
Funding agreements (FABN/FHLB)	843	1,000	1,443	1,125
Pension risk transfer (PRT)	—	—	527	—
Total Gross Sales	$3,073	$2,667	$5,662	$4,321
Sales attributable to flow reinsurance to third parties	(544)	(255)	(780)	(489)
Total Net Sales	$2,529	$2,412	$4,882	$3,832

•FIA and MYGA sales increased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, and reflect pricing actions taken to align to the macro environment.
•Funding agreements, reflecting new FABN and FHLB agreements during the three and six months ended June 30, 2022, were lower and higher compared to the three and six months ended June 30, 2021, respectively, reflect F&G's expansion into institutional markets during 2021 and are subject to fluctuation period to period.
•PRT sales during the three and six months ended June 30, 2022 of $0 million and $527 million, respectively, reflect entrance into the PRT market in the second half of 2021, and are also subject to fluctuation period to period.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings (in millions), for the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Life-contingent pension risk transfer premiums	$(5)	$—	$520	$—
Traditional life insurance premiums	2	1	7	8
Life-contingent immediate annuity premiums	7	4	12	8
Surrender charges	13	9	23	18
Policyholder fees and other income	51	48	100	92
Life insurance premiums and other fees	$68	$62	$662	$126

•Life insurance premiums and other fees for the three months ended June 30, 2022 were in line with the three months ended June 30, 2021. Life insurance premiums and other fees for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 reflecting entrance into the PRT market in the second half of 2021. As noted above, PRT premiums are subject to fluctuation period to period.
Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed maturity securities, available-for-sale	$336	$311	$655	$603
Equity securities	19	16	34	28
Mortgage loans	49	33	88	56
Limited partnerships	58	164	171	245
Other investments	10	4	20	7
Gross investment income	472	528	968	939
Investment expense	(47)	(41)	(92)	(79)
Interest and investment income	$425	$487	$876	$860

Our AAUM, yield on AAUM, alternative investment yield adjustment and adjusted yield on AAUM are summarized as follows (annualized) (dollars in millions) (see "Non-GAAP Financial Measures" section):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
AAUM	$39,306	$30,423	$38,351	$29,722
Yield on AAUM (at amortized cost)	4.32%	6.40%	4.57%	5.79%
Alternative investment yield adjustment	0.39%	(1.43)%	0.18%	(1.01)%
Adjusted yield on AAUM	4.71%	4.97%	4.75%	4.78%

•AAUM was higher for the three and six months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting net new business asset flows, offset by net reinsurance and other activity.
•Interest and investment income was lower for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to $174 million lower returns on alternative investments and $30 million of all other rate impacts, partially offset by $142 million from invested asset growth.
•Interest and investment income was higher for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to $251 million invested asset growth, partially offset by $197 million lower returns on alternative investments and $38 million of all other rate impacts.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(162)	$18	$(269)	$64
Change in allowance for expected credit losses	(6)	(2)	(7)	2
Net realized and unrealized (losses) gains on certain derivatives instruments	(394)	262	(702)	287
Change in fair value of reinsurance related embedded derivatives	141	(27)	263	—
Change in fair value of other derivatives and embedded derivatives	(5)	2	(8)	2
Recognized gains and losses, net	$(426)	$253	$(723)	$355

•For the three and six months ended June 30, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
•For the three and six months ended June 30, 2021, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Call Options:
(Losses) gains on option expiration	$(41)	$114	$4	$169
Change in unrealized (losses) gains	(354)	143	(713)	110
Futures contracts:
(Losses) gains on futures contracts expiration	(4)	7	(2)	8
Change in unrealized gains (losses)	(4)	(2)	(3)	(4)
Foreign currency forward:
Gains on foreign currency forward	9	—	12	4
Total net change in fair value	$(394)	$262	$(702)	$287

Annual Point-to-Point Change in S&P 500 Index during the periods	(16)%	8%	(21)%	14%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during each period on options settled during the respective period.
•The change in unrealized gains (losses) due to fair value of call options is primarily driven by the underlying performance of the S&P 500 Index during each respective period relative to the S&P 500 Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.
The average index credits to policyholders are as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Average Crediting Rate	1%	6%	2%	5%
S&P 500 Index:
Point-to-point strategy	1%	5%	2%	5%
Monthly average strategy	3%	3%	3%	2%
Monthly point-to-point strategy	—%	8%	1%	5%
3 year high water mark	9%	14%	12%	12%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts and certain IUL contracts (caps, spreads and participation rates), which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
PRT agreements	$(5)	$—	$521	$—
FIA/IUL market related liability movements	(555)	209	(1,114)	(64)
Index credits, interest credited & bonuses	152	245	361	436
Annuity payments and other	(10)	121	22	177
Total benefits and other changes in policy reserves	$(418)	$575	$(210)	$549
•The FIA/IUL market related liability movements during the three and six months ended June 30, 2022 and June 30, 2021, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by ($253) million and $70 million during the three months ended June 30, 2022 and June 30, 2021, respectively. The change in risk free rates and non-performance spreads (decreased) the FIA market related liability by ($559) million and ($131) million during the six months ended June 30, 2022 and June 30, 2021, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Index credits, interest credited & bonuses for the three and six months ended June 30, 2022 were lower compared to the three and six months ended June 30, 2021 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
•PRT agreements for the three and six months ended June 30, 2022 compared to the three and 6 months ended June 30, 2021 reflect PRT activity for the periods and F&G's entrance into the PRT market in the second half of 2021. PRT agreements are subject to fluctuation period to period.
Amortization of intangibles
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization of DAC, VOBA, and DSI	$138	$84	$282	$232
Interest	(13)	(10)	(26)	(20)
Unlocking	(11)	(16)	(6)	(17)
Amortization of other intangible assets and other depreciation	7	7	14	14
Total depreciation and amortization	$121	$65	$264	$209

•Amortization of VOBA, DAC and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the periods presented is the result of actual gross profits ("AGPs") in the period.

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income before taxes	$290	$97	$631	$453

Income tax expense before valuation allowance	60	35	127	107
Change in valuation allowance	—	(14)	38	(14)
Federal income tax expense (benefit)	$60	$21	$165	$93
Effective rate	21%	22%	26%	21%

•Income tax expense for the three months ended June 30, 2022 was $60 million, compared to income tax expense of $21 million, inclusive of a change in the valuation allowance of $(14) million for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022, was 21%, in line with the effective tax rate for the three months ended June 30, 2021.
•Income tax expense for the six months ended June 30, 2022 was $165 million, inclusive of a change in the valuation allowance of $38 million, compared to income tax expense of $93 million, inclusive of a change in the valuation allowance of $(14) million for the six months ended June 30, 2021. The effective tax rate was 26% and 21% for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in the effective tax rate for the six months ended June 30, 2022 is primarily related to the valuation allowance recorded on realized capital losses on the sale of discontinued operations, for which it is more likely than not that we will not be able to realize for tax purposes.

Adjusted Net Earnings (See Non-GAAP Financial Measures section)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net earnings from continuing operations	$230	$76	$466	$360
Non-GAAP adjustments:
Recognized (gains) and losses, net	21	(63)	(12)	(145)
Indexed product related derivatives	(159)	75	(327)	(110)
Purchase price amortization	5	6	11	13
Transaction costs	4	2	4	4
Income taxes on non-GAAP adjustments	27	(4)	68	48
Adjusted net earnings	$128	$92	$210	$170
Notable items included in adjusted net earnings (discussed below)	$36	$22	$20	$34

•Adjusted net earnings increased from $92 million for the three months ended June 30, 2021 to $128 million for the three months ended June 30, 2022. The June 30, 2022 results include $36 million of favorable notable items, primarily as a result of actuarial assumption updates; we have updated assumptions for our fixed indexed annuity guaranteed minimum withdrawal benefits, based on utilization experience relative to our more conservative assumptions, as well as our net earned rate assumptions which we will continue to monitor in response to significant changes in the macro environment. Comparatively, adjusted net earnings for the three months ended June 30, 2021 included $22 million of favorable notable items, primarily as a result of gains on collateralized loan obligation ("CLO") redemptions.
.
•Adjusted net earnings increased from $170 million for the six months ended June 30, 2021 to $210 million for the six months ended June 30, 2022. The June 30, 2022 results include $20 million of net favorable notable items, primarily as a result of $30 million favorable actuarial assumption updates and $28 million other net favorable items, including gains on CLO redemptions; partially offset by $38 million of income tax expense due to a valuation allowance recorded against deferred tax assets related to the past sale of discontinued operations. Comparatively, adjusted net earnings for the six months ended June 30, 2021 included $34 million of favorable notable items, primarily as a result of favorable change in reserves and gains on CLO redemptions.
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
As of June 30, 2022 and December 31, 2021, the fair value of our investment portfolio was approximately $38 billion and $39 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	June 30, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$212	1%	$50	—%
United States Government sponsored entities	50	—%	74	—%
United States municipalities, states and territories	1,253	3%	1,441	4%
Foreign Governments	153	1%	205	1%
Corporate securities:
Finance, insurance and real estate	4,834	13%	5,109	13%
Manufacturing, construction and mining	746	2%	932	2%
Utilities, energy and related sectors	2,335	6%	2,987	8%
Wholesale/retail trade	2,059	5%	2,627	7%
Services, media and other	2,674	7%	3,349	8%
Hybrid securities	743	2%	881	2%
Non-agency residential mortgage-backed securities	845	2%	648	2%
Commercial mortgage-backed securities	3,046	8%	2,964	7%
Asset-backed securities	5,319	14%	4,550	12%
Collateral loan obligations ("CLO")	4,129	11%	4,145	11%
Total fixed maturity available for sale securities	28,398	75%	29,962	77%
Equity securities (a)	958	3%	1,171	3%
Alternative investments:
Private equity	1,351	4%	1,181	3%
Real assets	381	1%	340	1%
Credit	936	2%	829	2%
Commercial mortgage loans	2,119	6%	2,265	6%
Residential mortgage loans	1,971	5%	1,549	4%
Other (primarily derivatives and company owned life insurance)	673	2%	1,305	3%
Short term investments	823	2%	373	1%
Total investments	$37,610	100%	$38,975	100%
(a) Includes investment grade non-redeemable preferred stocks ($746 million and $928 million as of June 30, 2022 and December 31, 2021, respectively).
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

As of June 30, 2022 and December 31, 2021, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $28 billion and $30 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	June 30, 2022		December 31, 2021
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$989	3%	$660	2%
AA	1,990	7%	2,181	7%
A	7,092	25%	7,667	26%
BBB	8,519	30%	10,462	35%
Not rated (b)	7,796	28%	6,642	22%
Total investment grade	26,386	93%	27,612	92%
BB	1,049	4%	1,372	5%
B and below (a)	362	1%	432	1%
Not rated (b)	601	2%	546	2%
Total below investment grade	2,012	7%	2,350	8%
Total	$28,398	100%	$29,962	100%
(a) Includes $54 million and $68 million at June 30, 2022 and December 31, 2021, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a NAIC 1 designation.
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

The table below presents our fixed maturity securities by NAIC designation as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$17,998	$16,033	56%
2	11,412	10,121	36%
3	1,641	1,571	6%
4	540	532	2%
5	88	80	—%
6	49	61	—%
Total	$31,728	$28,398	100%

	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$5,319	18%
CLO securities	4,132	14%
Whole loan collateralized mortgage obligation ("CMO")	2,991	10%
Banking	2,674	9%
Life insurance	1,485	5%
Electric	1,431	5%
Municipal	1,253	4%
Healthcare	765	3%
Technology	764	3%
Other Financial Institution	614	2%
Total	$21,428	73%

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation ("CMO")	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institutions	760	2%
Total	$21,812	70%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2022 and December 31, 2021 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$131	$131	$105	$106
Due after one year through five years	2,140	2,021	1,724	1,754
Due after five years through ten years	1,765	1,597	2,141	2,201
Due after ten years	13,642	11,260	12,842	13,515
Subtotal	$17,678	$15,009	$16,812	$17,576
Other securities, which provide for periodic payments:
Asset-backed securities	$9,965	$9,448	$8,516	$8,695
Commercial-mortgage-backed securities	3,116	3,046	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	969	895	722	722
Subtotal	$14,050	$13,389	$11,912	$12,386
Total fixed maturity available-for-sale securities	$31,728	$28,398	$28,724	$29,962
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $45 million and $62 million as of June 30, 2022, respectively, and $52 million and $75 million as of December 31, 2021, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022		December 31, 2021
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$97	90%	$116	91%
2	4	4%	4	3%
3	3	3%	2	2%
4	2	2%	1	1%
5	1	1%	4	3%
6	—	—%	—	—%
Total	$107	100%	$127	100%

NRSRO:
AAA	$—	—%	$—	—%
AA	14	13%	15	12%
A	4	4%	5	4%
BBB	9	8%	12	9%
Not rated - Above investment grade (a)	21	20%	24	19%
BB and below	59	55%	71	56%
Total	$107	100%	$127	100%

Vintage:
2007	$26	24%	$31	24%
2006	29	27%	34	27%
2005 and prior	52	49%	62	49%
Total	$107	100%	$127	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of June 30, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $(190) million and $(324) million, respectively. As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $201 million and an amortized cost of $231 million as of June 30, 2022) and special revenue bonds (fair value of $1,004 million and an amortized cost of $1,147 million as of June 30, 2022).
Across all municipal bonds, the largest issuer represented 6% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 92% of our municipal bond exposure is rated NAIC 1.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.4 times, and a weighted average LTV ratio of 56%. See Note D to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region and LTV and DSC ratios.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At June 30, 2022 we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments or in process of foreclosure.
Residential Mortgage Loans
F&G's residential mortgage loans ("RMLs") are closed end, amortizing loans and 100% of the properties are in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in nonaccrual status.
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note D to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, were as follows (in millions):

	June 30, 2022
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$87	$—	$(3)	$84
United States Government sponsored agencies	57	44	—	(3)	41
United States municipalities, states and territories	138	1,362	—	(178)	1,184
Foreign Governments	44	171	—	(33)	138
Corporate securities:
Finance, insurance and real estate	538	4,954	—	(663)	4,291
Manufacturing, construction and mining	141	876	—	(138)	738
Utilities, energy and related sectors	367	2,782	—	(527)	2,255
Wholesale/retail trade	390	2,485	—	(463)	2,022
Services, media and other	429	3,223	—	(637)	2,586
Hybrid securities	43	733	—	(64)	669
Non-agency residential mortgage backed securities	162	865	(2)	(70)	793
Commercial mortgage backed securities	260	1,995	—	(161)	1,834
Asset backed securities	880	9,156	(2)	(561)	8,593
Total fixed maturity available for sale securities	3,458	28,733	(4)	(3,501)	25,228
Equity securities	64	930	—	(157)	773
Total investments	3,522	$29,663	$(4)	$(3,658)	$26,001

	December 31, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage backed securities	46	316	(2)	(3)	311
Commercial mortgage backed securities	89	616	(1)	(11)	604
Asset backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,658 million and $249 million as of June 30, 2022 and December 31, 2021, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $29,663 million and $11,968 million as of June 30, 2022 and December 31, 2021, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for Services, media and other as of June 30, 2022. In the aggregate, Services, media and other represented 17% of the total unrealized loss position as of June 30, 2022. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Utilities, energy and related sectors as of December 31, 2021. In aggregate, Utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2022 and December 31, 2021, were as follows (dollars in millions):

	June 30, 2022
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	14	$117	$94	$—	$(23)
Six months or more and less than twelve months	21	188	127	—	(61)
Twelve months or greater	15	267	187	—	(80)
Total investment grade	50	572	408	—	(164)

Below investment grade:
Less than six months	9	48	39	—	(9)
Six months or more and less than twelve months	6	37	25	—	(12)
Twelve months or greater	3	7	4	—	(3)
Total below investment grade	18	92	68	—	(24)
Total	68	$664	$476	$—	$(188)

	December 31, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

Expected Credit Losses and Watch List
F&G prepares a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost. At June 30, 2022, our watch list included sixty-eight securities in an unrealized loss position with an amortized cost of $664 million, allowance for expected credit losses of $0 million, unrealized losses of $188 million and a fair value of $476 million.
At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 25 and 36 structured securities with a fair value of $21 million and $45 million to which we had potential credit exposure as of June 30, 2022 and December 31, 2021, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $5 million and $8 million as of June 30, 2022 and December 31, 2021, respectively.
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
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2022 and December 31, 2021, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
Concentrations of Financial Instruments

For certain information regarding our concentrations of financial instruments, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
There have been no other material changes in the concentrations of financial instruments described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.

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
The following table presents the results of operations of our Corporate and Other segment (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Escrow, title-related and other fees	$8	$47	$39	$89
Interest and investment income	3	—	3	—
Recognized gains and losses, net	(1)	9	2	9
Total revenues	10	56	44	98
Expenses:
Personnel costs	(16)	32	1	61
Other operating expenses	17	25	44	50
Depreciation and amortization	6	6	12	12
Interest expense	22	21	44	41
Total expenses	29	84	101	164
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(19)	$(28)	$(57)	$(66)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $46 million, or 82%, in the three months ended June 30, 2022 and decreased $54 million, or 55% in the six months ended June 30, 2022 from the corresponding periods in 2021. The decrease in the three-month period is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $44 million when compared to the corresponding period in 2021. The decrease in the six-month period is primarily attributable to decreases in valuations associated with our deferred compensation plan assets of $60 million, partially offset by other immaterial items when compared to the corresponding period in 2021.
Personnel costs in the Corporate and Other segment decreased $48 million, or 150%, in the three months ended June 30, 2022, and decreased $60 million, or 98% in the six months ended June 30, 2022 from the corresponding periods in 2021. The decreases in the three and six-month periods were primarily attributable to the aforementioned decreases in valuations associated with our deferred compensation plan assets, which decreased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment decreased $8 million, or 32%, in the three months ended June 30, 2022 and decreased $6 million, or 12% in the six months ended June 30, 2022 from the corresponding periods in 2021. The decreases in the three and six-month periods were attributable to various immaterial items.
Interest expense in the Corporate and Other segment increased $1 million, or 5%, in the three months ended June 30, 2022 and increased $3 million or 7%, in the six months ended June 30, 2022 from the corresponding periods in 2021. The increases were primarily attributable to increased average debt outstanding in the three and six months ended June 30, 2022 from the corresponding periods in 2021.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.44 per share in the second quarter of 2022, or approximately $122 million to our common shareholders. On August 2, 2022, our Board of Directors declared cash dividends of $0.44 per share, payable on September 30, 2022, to FNF common shareholders of record as of September 16, 2022. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2022, we had cash and cash equivalents of $2,426 million, short term investments of $2,588 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2021, $2,375 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2022 of approximately $420 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2022 and 2021 totaled $1,495 million and $1,516 million, respectively. The decrease in cash provided by operating activities in the period in 2022 of $21 million is primarily attributable to the decrease in net earnings of $379 million and the timing of receipts and payments of prepaid assets and payables, partially offset by the increase in future policy benefits of $557 million, which was primarily related to cash received for PRT transactions, the change in funds withheld from reinsurers of $156 million, the change in income taxes of $255 million and other individually immaterial items .

Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were $5,891 million and $3,118 million, respectively. The increase in cash used in investing activities in the period in 2022 of $2,773 million is primarily attributable to increased purchases of investment securities of $732 million, increases in our investments in unconsolidated affiliates of $154 million, and net purchases of short-term investments of $1,644 million in the period in 2022 as compared to net proceeds from sales and maturities of short-term investments of $334 million in the corresponding period in 2021, partially offset by increased sales, calls, and maturities of investment securities of $207 million and other individually immaterial items.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $77 million and $54 million for the six months ended June 30, 2022 and 2021, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 were $2,462 million and $2,354 million, respectively. The increase in cash provided by financing activities in the period in 2022 of $108 million is primarily attributable to increased cash inflows from contractholder account deposits of $323 million, partially offset by increased cash outflows from contractholder withdrawals of $169 million and increased dividend payments of $39 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 7,075,000 shares of FNF common stock during the six months ended June 30, 2022 for approximately $306 million, at an average price of $43.23 per share. Subsequent to June 30, 2022 and through market close on August 1, 2022, we repurchased a total of 631,945 shares for approximately $24 million, at an average price of $37.24 under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 10,686,945 FNF common shares for approximately $478 million, at an average price of $44.67 per share.
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
We have unfunded investment commitments as of June 30, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference. In addition, we identified the following additional risk factors during the six months ended June 30, 2022:
Risk Factors Related to the F&G Distribution
The proposed F&G Distribution is subject to inherent risks
As previously announced, we plan to dividend to our shareholders, on a pro rata basis, 15% of the common stock of our wholly-owned subsidiary, F&G, targeted to be completed early in the fourth quarter of 2022. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management's attention and the potential impact of the consummation of the F&G Distribution on relationships, including with employees, suppliers, customers and competitors; our ability to successfully realize the anticipated benefits of the F&G Distribution; the ability to satisfy any necessary conditions (including any applicable regulatory approvals) to consummate the F&G Distribution within the estimated timeframe or at all; the final terms and conditions of the F&G Distribution, including the nature of agreements and arrangements between FNF and F&G following any such transaction, the costs of any such transaction, and the nature and amount of indebtedness incurred by F&G. We cannot provide any assurances regarding the timeframe for completing the F&G Distribution, nor can we provide any assurances that we will be successful in completing the proposed F&G Distribution.
The F&G Distribution could adversely affect our earnings
F&G contributes a significant portion of our earnings. We have begun to pursue the F&G Distribution. Although there can be no assurance that this process will result in a consummated transaction, any separation of a portion of F&G's business could adversely affect our earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/1/2022 -04/30/2022	400,000	$46.29	400,000	18,870,000
05/1/2022 - 05/31/2022	1,300,000	40.92	1,300,000	17,570,000
06/1/2022 - 6/30/2022	2,625,000	38.59	2,625,000	14,945,000
Total	4,325,000	$39.76	4,325,000
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

Date:	August 5, 2022	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)