Form 10-Q
period 2022-09-30
Fidelity National Financial, Inc.
filed 2022-11-09
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2022 were:
FNF Common Stock    272,132,047

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2022

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2022 and December 31, 2021, at an amortized cost of $36,277 and $30,705, respectively, net of allowance for credit losses of $22 and $8, respectively, and includes pledged fixed maturity securities of $459 and $460, respectively, related to secured trust deposits	$31,321	$31,990
Preferred securities, at fair value	1,134	1,401
Equity securities, at fair value	704	1,263
Derivative investments	108	816
Mortgage loans, net of allowance for credit losses of $38 and $31 at September 30, 2022 and December 31, 2021, respectively	4,533	3,749
Investments in unconsolidated affiliates	2,986	2,486
Other long-term investments	648	579
Short-term investments, at September 30, 2022 and December 31, 2021 includes pledged short-term investments of $2 and $1, respectively, related to secured trust deposits	1,386	491
Total investments	42,820	42,775
Cash and cash equivalents, at September 30, 2022 and December 31, 2021 includes $423 and $480, respectively, of pledged cash related to secured trust deposits	2,474	4,360
Trade and notes receivables, net of allowance for credit losses of $34 and $32 at September 30, 2022 and December 31, 2021, respectively	530	557
Reinsurance recoverable, net of allowance for credit losses of $19 and $20 at September 30, 2022 and December 31, 2021, respectively	4,827	3,738
Goodwill	4,609	4,539
Prepaid expenses and other assets	2,069	1,203
Lease assets	397	376
Other intangible assets, net	3,838	2,557
Title plants	418	400
Property and equipment, net	182	185
Total assets	$62,164	$60,690
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$39,127	$35,525
Future policy benefits	5,734	4,732
Accounts payable and accrued liabilities	2,438	2,696
Notes payable	2,693	3,096
Reserve for title claim losses	1,853	1,883
Funds withheld for reinsurance liabilities	2,900	1,676
Secured trust deposits	1,043	934
Lease liabilities	435	414
Income taxes payable	63	72
Deferred tax liability	79	205
Total liabilities	56,365	51,233
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2022 and December 31, 2021; outstanding of 272,626,430 and 283,778,574 as of September 30, 2022 and December 31, 2021, respectively, and issued of 326,711,963 and 325,486,429 as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,885	5,811
Retained earnings	5,069	4,369
Accumulated other comprehensive (loss) earnings	(3,186)	779
Less: Treasury stock, 54,085,533 shares and 41,707,855 shares as of September 30, 2022 and December 31, 2021, respectively, at cost	(2,056)	(1,545)
Total Fidelity National Financial, Inc. shareholders’ equity	5,712	9,414
Non-controlling interests	87	43
Total equity	5,799	9,457
Total liabilities and equity	$62,164	$60,690
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$688	$896	$2,314	$2,546
Agency title insurance premiums	966	1,318	3,268	3,632
Escrow, title-related and other fees	1,372	1,324	3,444	3,123
Interest and investment income	411	508	1,352	1,424
Recognized gains and losses, net	(230)	(154)	(1,375)	121
Total revenues	3,207	3,892	9,003	10,846
Expenses:
Personnel costs	796	894	2,458	2,596
Agent commissions	747	1,010	2,521	2,787
Other operating expenses	430	498	1,329	1,432
Benefits and other changes in policy reserves	592	185	382	734
Depreciation and amortization	131	252	474	540
Provision for title claim losses	74	100	251	278
Interest expense	28	27	89	83
Total expenses	2,798	2,966	7,504	8,450
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	409	926	1,499	2,396
Income tax expense	115	213	434	555
Earnings before equity in earnings of unconsolidated affiliates	294	713	1,065	1,841
Equity in earnings of unconsolidated affiliates	—	27	16	54
Net earnings from continuing operations	294	740	1,081	1,895
Net (loss) earnings from discontinued operations, net of tax	—	(3)	—	8
Net earnings	294	737	1,081	1,903
Less: Net earnings attributable to non-controlling interests	5	5	13	14
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$289	$732	$1,068	$1,889
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$1.06	$2.60	$3.86	$6.57
Net (loss) earnings per share from discontinued operations attributable to common shareholders	—	(0.01)	—	0.03
Net earnings per share attributable to common shareholders, basic	$1.06	$2.59	$3.86	$6.60
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$1.05	$2.58	$3.83	$6.53
Net (loss) earnings per share from discontinued operations attributable to common shareholders	—	(0.01)	—	0.03
Net earnings per share attributable to common shareholders, diluted	$1.05	$2.57	$3.83	$6.56

Weighted average common shares outstanding - basic	273	283	277	286
Weighted average common shares outstanding - diluted	275	285	279	288

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net earnings	$294	$737	$1,081	$1,903
Other comprehensive (loss) earnings:
Unrealized loss on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(1,028)	(65)	(4,066)	(232)
Unrealized gain on investments in unconsolidated affiliates (2)	1	8	8	18
Unrealized loss on foreign currency translation (3)	(17)	(5)	(29)	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	48	(30)	122	(82)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	—	3	—	3
Other comprehensive loss	(996)	(89)	(3,965)	(299)
Comprehensive (loss) earnings	(702)	648	(2,884)	1,604
Less: Comprehensive earnings attributable to non-controlling interests	5	5	13	14
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(707)	$643	$(2,897)	$1,590
_______________________________________

(1)Net of income tax (benefit) expense of $(291) million and $(18) million for the three months ended September 30, 2022 and 2021, respectively, and $(981) million and $(64) million for the nine month periods ended September 30, 2022 and 2021, respectively.
(2)Net of income tax expense of $1 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $1 million and $5 million for the nine month periods ended September 30, 2022 and 2021, respectively.
(3)Net of income tax (benefit) expense of $(4) million and $(1) million for the three months ended September 30, 2022 and 2021, respectively, and $(6) million and $1 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)Net of income tax (benefit) expense of $(12) million and $9 million for the three-month periods September 30, 2022 and 2021, respectively, and $(32) million and $22 million for the nine month periods ended September 30, 2022 and 2021, respectively.
(5)Net of income tax expense of $1 million for the three and nine-month periods ended September 30, 2021.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, June 30, 2021	324	$—	$5,771	$3,343	$1,094	38	$(1,362)	$42	$8,888
Exercise of stock options	—	—	9	—	—	—	—	—	9
Treasury stock repurchased	—	—	—	—	—	1	(62)	—	(62)
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(65)	—	—	—	(65)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	(5)	—	—	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Dividends declared, $0.40 per common share	—	—	—	(114)	—	—	—	—	(114)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Net earnings	—	—	—	732	—	—	—	5	737
Balance, September 30, 2021	324	$—	$5,790	$3,961	$1,005	39	$(1,424)	$42	$9,374

Balance, June 30, 2022	326	$—	$5,843	$4,901	$(2,190)	49	$(1,851)	$43	$6,746
Exercise of stock options	1	—	30	—	—	—	—	—	30
Treasury stock repurchased	—	—	—	—	—	5	(205)	—	(205)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(1,028)	—	—	—	(1,028)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	1	—	—	—	1
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(17)	—	—	—	(17)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	48	—	—	—	48
Stock-based compensation	—	—	12	—	—	—	—	—	12
Dividends declared, $0.44 per common share	—	—	—	(121)	—	—	—	—	(121)
NCI associated with current period acquisitions	—	—	—	—	—	—	—	45	45
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Net earnings	—	—	—	289	—	—	—	5	294
Balance, September 30, 2022	327	$—	$5,885	$5,069	$(3,186)	54	$(2,056)	$87	$5,799

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, December 31, 2020	323	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Exercise of stock options	1	—	41	—	—	—	—	—	41
Treasury stock repurchased	—	—	—	—	—	8	(357)	—	(357)
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	—	—	3	—	—		3
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(232)	—	—	—	(232)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	18	—	—	—	18
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(82)	—	—	—	(82)
Stock-based compensation	—	—	29	—	—	—	—	—	29
Dividends declared, $1.12 per common share	—	—	—	(322)	—	—	—	—	(322)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)
Net earnings	—	—	—	1,889	—	—	—	14	1,903
Balance, September 30, 2021	324	$—	$5,790	$3,961	$1,005	39	$(1,424)	$42	$9,374

Balance, December 31, 2021	325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457
Exercise of stock options	2	—	38	—	—	—	—	—	38
Treasury stock repurchased	—	—	—	—	—	12	(511)	—	(511)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(4,066)	—	—	—	(4,066)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	(29)	—	—	—	(29)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	122	—	—	—	122
Stock-based compensation	—	—	36	—	—	—	—	1	37
Dividends declared, $1.32 per common share	—	—	—	(368)	—	—	—	—	(368)
NCI associated with current period acquisitions	—	—	—	—	—	—	—	45	45
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(15)	(15)
Net earnings	—	—	—	1,068	—	—	—	13	1,081
Balance, September 30, 2022	327	$—	$5,885	$5,069	$(3,186)	54	$(2,056)	$87	$5,799
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,081	$1,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	474	540
Equity in earnings of unconsolidated affiliates	(16)	(54)
Gain on sales of investments and other assets and asset impairments, net	250	(412)
Loss on the sale of businesses	—	14
Interest credited/index credits to contractholder account balances	(961)	239
Deferred policy acquisition costs and deferred sales inducements	(574)	(473)
Charges assessed to contractholders for mortality and admin	(155)	(130)
Non-cash lease costs	107	104
Operating lease payments	(115)	(113)
Distributions from unconsolidated affiliates, return on investment	81	29
Stock-based compensation cost	37	31
Change in NAV of limited partnerships, net	(119)	(409)
Change in valuation of derivatives, equity and preferred securities, net	1,110	290
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	128	79
Change in future policy benefits	1,002	203
Change in funds withheld from reinsurers	1,251	685
Net decrease (increase) in trade receivables	114	(81)
Net (decrease) increase in reserve for title claim losses	(30)	111
Net change in income taxes	201	(60)
Net change in other assets and other liabilities	(889)	104
Net cash provided by operating activities	2,977	2,600
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	4,813	6,278
Additions to property and equipment and capitalized software	(107)	(93)
Purchases of investment securities	(10,175)	(10,278)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(1,367)	92
Additions to notes receivable	(96)	(13)
Acquisitions and dispositions	(161)	(64)
Additional investments in unconsolidated affiliates	(931)	(992)
Distributions from unconsolidated affiliates, return of investment	121	89
Proceeds from sales of unconsolidated affiliates	—	112
Net other investing activities	13	6
Net cash used in investing activities	(7,890)	(4,863)
Cash flows from financing activities:
Debt offering	—	449
Debt service payments	(400)	—
Dividends paid	(365)	(320)
Subsidiary dividends paid to non-controlling interest shareholders	(15)	(14)
Exercise of stock options	38	39
Net change in secured trust deposits	109	437
Contractholder account deposits	6,570	6,820
Contractholder account withdrawals	(2,401)	(2,350)
Purchases of treasury stock	(504)	(361)
Net other financing activities	(5)	(8)
Net cash provided by financing activities	3,027	4,692
Net (decrease) increase in cash and cash equivalents	(1,886)	2,429
Cash and cash equivalents at beginning of period	4,360	2,719
Cash and cash equivalents at end of period	$2,474	$5,148
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
Recent Developments
Repayment of 5.50% Senior Notes
On September 1, 2022, we repaid the remaining $400 million in outstanding principal amount of our 5.50% Senior Notes due September 2022.
Acquisition of AllFirst Title Insurance Agency ("AllFirst")
On August 9, 2022, we acquired approximately 74% of the outstanding equity of AllFirst for approximately $127 million in cash consideration. AllFirst and its portfolio brands, FirsTitle, Excel Title Group, Allegiance Title Company, Guaranty Title, Smith Brothers Abstract, Aggieland Title Company, and Guaranty Title New Mexico provide title examination, title plant, abstract, and settlement services for residential, commercial, farm and ranch sales, and energy projects in 121 counties throughout Texas, Oklahoma, New Mexico, and Arkansas. For further information related to the acquisition of AllFirst, refer to Note N Acquisitions.
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
During the nine months ended September 30, 2022, Cannae borrowed approximately $85 million under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred.

F&G Distribution
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain control of F&G through our approximate 85% ownership stake. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (the “SEC”), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. On October 26, 2022, F&G filed Amendment number 2 to its Form 10 registration statement with the SEC. The proposed F&G Distribution is targeted to be completed in the fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.

Income Tax
Income tax expense was $115 million and $213 million in the three months ended September 30, 2022 and 2021, respectively, and $434 million and $555 million in the nine months ended September 30, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 28% and 23% in the three months periods ended September 30, 2022 and 2021, respectively, and 29% and 23% in the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes. The increase in income tax expense as a percentage of earnings before taxes in the nine months ended September 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to realized losses on the past sales of discontinued operations and the aforementioned recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and nine months ended September 30, 2022 and 2021.
Recent Accounting Pronouncements
Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income; market risk benefits ("MRBs") associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value attributable to a change in the instrument-specific credit risk being recognized in other comprehensive income; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements.
We have identified specific areas that will be impacted by the new guidance. This guidance will bring significant changes to how we account for certain insurance and annuity products within our business and expand disclosures. As part of the implementation process, to date our progress includes, but is not limited to the following: identifying and documenting contracts and contract features in scope of the guidance; identifying actuarial models, systems, and processes to be updated; building and running models; generating and analyzing preliminary output; evaluating and finalizing key accounting policies; evaluating transition requirements and impacts; and establishing, documenting, and executing appropriate internal controls. We will not early adopt this standard and have selected the full retrospective transition method, which requires the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date.
Adoption of this standard is expected to increase total stockholders’ equity as of the transition date, January 1, 2021, up to $200 million, net of tax. The most significant drivers of this transition adjustment are the reversal of intangible balances previously recorded as an adjustment to unrealized gains (losses) on available for sale securities, the remeasurement of the liability for future policyholder benefits using a discount rate assumption that reflects upper-medium grade fixed-income instruments, and the recognition of MRBs. As we continue the implementation process the adjustments estimated are subject to change.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the Troubled Debt Restructuring ("TDR") recognition and measurement guidance for creditors and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. We do not expect this guidance to have a material impact on our Consolidated Financial Statements and related disclosures upon adoption. We do not currently plan to early adopt this standard.
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2022	2021
	(Dollars in millions)
Beginning balance	$1,883	$1,623
Change in insurance recoverable	(107)	(10)
Claim loss provision related to:
Current year	251	278
Total title claim loss provision	251	278
Claims paid, net of recoupments related to:
Current year	(11)	(6)
Prior years	(163)	(151)
Total title claims paid, net of recoupments	(174)	(157)
Ending balance of claim loss reserve for title insurance	$1,853	$1,734
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
On April 26, 2022, the Named Companies reached a conditional settlement with the receiver and several other investor claimants, which if approved by the federal court, will bar any future claims against the Named Companies related to the alcoholic beverage license scheme. Following an August 31, 2022 hearing on the motion to approve the settlement, the federal court ordered supplemental briefing on whether certain indemnity claims are permitted against the receivership estate. The supplemental briefs were submitted, and a decision on the motion to approve the settlement is pending with the federal court. As part of the proposed settlement, the Named Companies and the receiver have agreed to stay the federal action pending a decision on the motion.
The following lawsuits remain pending in the Superior Court of San Diego County for the State of California, most of which involve claimants who have objected to the Named Companies’ settlement with the receiver. Since any future claims against the Named Companies will be barred if the federal court approves the settlement, these remaining state court cases were stayed until October 31, 2022, and an unopposed motion has been filed seeking a further extension of the stay until the federal court rules on the motion to approve the settlement. The state court cases were initially set for jury trial on December 2, 2022, but the trial date has been continued until May 12, 2023. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.
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

Note C — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with net asset value. The hierarchy for fair value measurement is defined as follows:
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
Net asset value ("NAV") - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the limited partnership financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the limited partnerships may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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

	September 30, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,474	$—	$—	$—	$2,474
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,892	5,952	—	10,844
Commercial mortgage-backed securities	—	3,000	37	—	3,037
Corporates	39	12,320	1,300	—	13,659
Hybrids	102	632	—	—	734
Municipals	—	1,290	30	—	1,320
Residential mortgage-backed securities	—	1,007	5	—	1,012
U.S. Government	490	—	—	—	490
Foreign Governments	—	209	16	—	225
Short term investments	1,386	—	—	—	1,386
Preferred securities	382	751	1	—	1,134
Equity securities	654	—	10	40	704
Derivative investments	—	108	—	—	108
Reinsurance related embedded derivative, included in other assets	—	285	—	—	285
Other long-term investments	—	—	67	—	67
Total financial assets at fair value	$5,527	$24,494	$7,418	$40	$37,479
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	2,775	—	2,775
Total financial liabilities at fair value	$—	$—	$2,775	$—	$2,775

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$4,360	$—	$—	$—	$4,360
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	—	8,695
Commercial mortgage-backed securities	—	2,944	35	—	2,979
Corporates	37	15,322	1,135	—	16,494
Hybrids	132	780	—	—	912
Municipals	—	1,458	43	—	1,501
Residential mortgage-backed securities	—	731	—	—	731
U.S. Government	394	—	—	—	394
Foreign Governments	—	266	18	—	284
Short term investments	168	2	321	—	491
Preferred securities	506	893	2	—	1,401
Equity securities	1,206	—	9	48	1,263
Derivative investments	—	816	—	—	816
Other long-term investments	—	—	78	—	78
Total financial assets at fair value	$6,803	$27,948	$5,600	$48	$40,399
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	—	3,883
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	73	—	—	73
Total financial liabilities at fair value	$—	$73	$3,883	$—	$3,956

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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2022 or December 31, 2021.

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
The fair value of futures contracts (specifically for fixed indexed annuity ("FIA") contracts) represents the cumulative unsettled variation margin (open trade equity, net of cash settlements), which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA/indexed universal life ("IUL") embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other long-term investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to a call option on the NAV of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2022 and December 31, 2021 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2022
	(in millions)			September 30, 2022
Assets
Asset-backed securities	$5,635	Broker-quoted	Offered quotes	72.1% - 100.00% (94.87%)
Asset-backed securities	317	Third-Party Valuation	Offered quotes	41.02% - 238.40% (66.85%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	107.00% - 107.00% (107.00%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	77.36% - 89.53% (84.47%)
Corporates	524	Broker-quoted	Offered quotes	76.94% - 101.50% (93.58%)
Corporates	12	Discounted Cash Flow	Discount Rate	30.90% - 100.00% (76.78%)
Corporates	764	Third-Party Valuation	Offered quotes	0.00% - 106.00% (88.44%)
Municipals	30	Third-Party Valuation	Offered quotes	94.80% - 94.80% (94.80%)
Residential mortgage-backed securities	5	Broker-quoted	Offered quotes	90.97% - 90.97% (90.97%)
Foreign Governments	16	Third-Party Valuation	Offered quotes	96.23% - 98.45% (97.76%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	6	Broker Quoted	Offered quotes	$65.00 - $65.00 ($65.00)
Equity securities	4	Discounted Cash Flow	Discount rate	10.90% - 10.90% (10.90%)
		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Other long-term investments:
Available-for-sale embedded derivative	22	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	14	Broker-quoted	Offered quotes	97.25%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$7,418
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$2,775	Discounted cash flow	Market value of option	0.00% - 23.28% (0.48%)
			Swap rates	1.28% - 3.38% (2.33%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.38%)
			Partial withdrawals	2.00% - 29.41% (2.74%)
			Non-performance spread	0.76% - 1.64% (1.50%)
			Option cost	0.07% - 4.97% (1.86%)
Total financial liabilities at fair value	$2,775

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021
	(in millions)			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.70% (97.06%)
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70%)
Commercial mortgage-backed securities	11	Third Party Valuation	Offered quotes	97.91% - 97.91% (97.91%)
Corporates	380	Broker-quoted	Offered quotes	0.00% - 109.69% (100.91%)
Corporates	741	Third-Party Valuation	Offered quotes	85.71% - 119.57% (107.72%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (62.00%)
Municipals	43	Third-Party Valuation	Offered quotes	135.09% - 135.09% (135.09%)
Foreign Governments	18	Third-Party Valuation	Offered quotes	107.23% - 116.44% (110.11%)
Short term investments	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	2	Income-Approach	Yield	2.43%
Equity securities	3	Broker Quoted	Offered quotes	$6.23 - $6.23 ($6.23)
Equity securities	2	Black Scholes model	Risk Free Rate	1.00% -1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	12.70% - 12.70% (12.70%)
		Market Comparable Company Analysis	EBITDA multiple	5.9x - 5.9x (5.9x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$5,600
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	0.00% - 38.72% (3.16%)
			Swap rates	0.05% - 1.94% (1.00%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.26%)
			Partial withdrawals	2.00% - 23.26% (2.72%)
			Non-performance spread	0.43% - 1.01% (0.68%)
			Option cost	0.07% - 4.97% (1.83%)
Total financial liabilities at fair value	$3,883

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021. This summary excludes any impact of amortization of value of business acquired (“VOBA”), deferred acquisition cost (“DAC”), and deferred sales inducements (“DSI”). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,677	$—	$(71)	$1,530	$—	$(123)	$(61)	$5,952	$(80)
Commercial mortgage-backed securities	37	—	—	—	—	—	—	37	—
Corporates	1,374	—	(53)	135	—	(147)	(9)	1,300	(57)
Municipals	33	—	(3)	—	—	—	—	30	(4)
Residential mortgage-backed securities	9	—	—	5	—	—	(9)	5	—
Foreign Governments	16	—	—	—	—	—	—	16	—
Short term investments	—	—	—	—	—	—	—	—	—
Preferred securities	1	—	—	—	—	—	—	1	—
Equity securities	10	—	—	1	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	24	(2)	—	—	—	—	—	22	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Credit linked note	17	(1)	—	—	(2)	—	—	14	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Total Level 3 assets at fair value	$6,229	$(3)	$(127)	$1,671	$(3)	$(270)	$(79)	$7,418	$(141)
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	2,941	(166)	—	—	—	—	—	2,775	—
Total Level 3 liabilities at fair value	$2,941	$(166)	$—	$—	$—	$—	$—	$2,775	$—
(a) The net transfers out of Level 3 during the three months ended September 30, 2022 were exclusively to Level 2.

	Three months ended September 30, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$2,309	$(1)	$14	$1,188	$(97)	$(125)	$(44)	$3,244	$11
Commercial mortgage-backed securities	25	—	(1)	12	—	—	—	36	—
Corporates	1,201	(1)	(3)	19	(14)	(89)	—	1,113	(2)
Municipals	43	—	—	—	—	—	—	43	—
Residential mortgage-backed securities	443	—	(3)	4	—	(50)	—	394	1
Foreign Governments	17	—	1	—	—	—	—	18	—
Short-Term	303	—	1	192	—	(304)	—	192	1
Equity and preferred securities	10	(1)	1	2	—	—	—	12	—
Other long-term investments:
Available-for-sale embedded derivative	30	1	—	—	—	—	—	31	—
Credit linked note	19	—	1	—	—	—	—	20	—
Total assets at Level 3 fair value	$4,400	$(2)	$11	$1,417	$(111)	$(568)	$(44)	$5,103	$11
Liabilities
FIA embedded derivatives, included in contractholder funds	3,759	(320)	—	—	—	—	—	3,439	—
Total liabilities at Level 3 fair value	$3,759	$(320)	$—	$—	$—	$—	$—	$3,439	$—

	Nine months ended September 30, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$1	$(343)	$2,757	$(39)	$(401)	$18	$5,952	$(371)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	—	(190)	521	—	(178)	12	1,300	(191)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	43	—	(13)	—	—	—	—	30	(13)
Residential mortgage-backed securities	—	—	—	14	—	—	(9)	5	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-Term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	2	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(12)	—	—	—	—	—	22	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Credit linked note	23	(1)	(3)	—	(2)	(3)	—	14	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Total assets at Level 3 fair value	$5,600	$(12)	$(558)	$3,314	$(42)	$(582)	$(302)	$7,418	$(582)
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(1,108)	—	—	—	—	—	2,775	—
Total liabilities at Level 3 fair value	$3,883	$(1,108)	$—	$—	$—	$—	$—	$2,775	$—
(a) The net transfers out of Level 3 during the nine months ended September 30, 2022 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

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
Other long-term investments:
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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is determined using NAV as a practical expedient and are included in the NAV column in the table below. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our title segment, Investments in unconsolidated affiliates were $197 million and $136 million as of September 30, 2022 and December 31, 2021, respectively.

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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed IULs, funding agreements and pension risk transfer solutions ("PRT") and immediate annuity contracts without life contingencies. The FIA/ IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	September 30, 2022
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$89	$—	$—	$89	$89
Commercial mortgage loans	—	—	2,017	—	2,017	2,333
Residential mortgage loans	—	—	1,952	—	1,952	2,200
Investments in unconsolidated affiliates	—	—	—	2,789	2,789	2,789
Policy loans	—	—	47	—	47	47
Other invested assets	—	—	87	—	87	87
Company-owned life insurance	—	—	358	—	358	358
Trade and notes receivables, net of allowance	—	—	530	—	530	530
Total	$—	$89	$4,991	$2,789	$7,869	$8,433

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$33,207	$—	$33,207	$36,669
Debt	—	2,173	—	—	2,173	2,693
Total	$—	$2,173	$33,207	$—	$35,380	$39,362

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$—	$72	$72
Commercial mortgage loans	—	—	2,265	—	2,265	2,168
Residential mortgage loans	—	—	1,549	—	1,549	1,581
Investments in unconsolidated affiliates	—	—	—	2,350	2,350	2,350
Policy loans	—	—	39	—	39	39
Other invested assets	—	—	57	—	57	57
Company-owned life insurance	—	—	333	—	333	333
Trade and notes receivables, net of allowance	—	—	557	—	557	557
Total	$—	$72	$4,800	$2,350	$7,222	$7,157

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$27,448	$—	$27,448	$31,529
Debt	—	3,218	—	—	3,218	3,096
Total	$—	$3,218	$27,448	$—	$30,666	$34,625
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for VOBA, DAC, DSI, unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at September 30, 2022 and December 31, 2021 are summarized as follows (in millions):

	September 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Asset-backed securities	$11,604	$(8)	$29	$(781)	$10,844
Commercial mortgage-backed securities	3,223	(1)	38	(223)	3,037
Corporates	17,116	(6)	11	(3,462)	13,659
Hybrids	809	—	7	(82)	734
Municipals	1,606	—	—	(286)	1,320
Residential mortgage-backed securities	1,122	(7)	1	(104)	1,012
U.S. Government	518	—	—	(28)	490
Foreign Governments	279	—	—	(54)	225
Total available-for-sale securities	$36,277	$(22)	$86	$(5,020)	$31,321

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695
Commercial mortgage-backed/asset-backed securities	2,684	(2)	308	(11)	2,979
Corporates	15,822	—	830	(158)	16,494
Hybrids	838	—	74	—	912
Municipals	1,445	—	67	(11)	1,501
Residential mortgage-backed securities	731	(3)	7	(4)	731
U.S. Government	393	—	3	(2)	394
Foreign Governments	276	—	9	(1)	284
Total available-for-sale securities	$30,705	$(8)	$1,518	$(225)	$31,990

Securities held on deposit with various state regulatory authorities had a fair value of $16,517 million and $22,343 million at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of September 30, 2022 and December 31, 2021, the Company's accrued interest receivable balance was $330 million and $253 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,125 million and $2,469 million as of September 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2022		December 31, 2021
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$496	$491	$426	$431
Due after one year through five years	3,394	3,159	2,998	3,051
Due after five years through ten years	2,209	1,934	2,389	2,458
Due after ten years	14,203	10,820	12,930	13,608
Subtotal	20,302	16,404	18,743	19,548
Other securities, which provide for periodic payments:
Asset-backed securities	11,604	10,844	8,516	8,695
Commercial mortgage-backed securities	3,223	3,037	2,684	2,979
Structured hybrids	26	24	31	37
Residential mortgage-backed securities	1,122	1,012	731	731
Subtotal	15,975	14,917	11,962	12,442
Total fixed maturity available-for-sale securities	$36,277	$31,321	$30,705	$31,990

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
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of September 30, 2022 and December 31, 2021, our allowance for expected credit losses for AFS securities was $22 million and $8 million, respectively.
Purchased credit deteriorated ("PCD") financial assets are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three and nine months ended September 30, 2022 or 2021.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2022 and December 31, 2021 were as follows (dollars in millions):

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$8,253	$(643)	$1,114	$(138)	$9,367	$(781)
Commercial mortgage-backed securities	1,978	(176)	193	(48)	2,171	(224)
Corporates	11,211	(2,552)	2,075	(910)	13,286	(3,462)
Hybrids	640	(82)	2	—	642	(82)
Municipals	1,180	(248)	133	(38)	1,313	(286)
Residential mortgage-backed securities	833	(57)	34	(8)	867	(65)
U.S. Government	379	(21)	110	(6)	489	(27)
Foreign Government	137	(42)	19	(12)	156	(54)
Total available-for-sale securities	$24,611	$(3,821)	$3,680	$(1,160)	$28,291	$(4,981)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,567
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						522
Total number of available-for-sale securities in an unrealized loss position						4,089

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	603	(11)	1	—	604	(11)
Corporates	5,391	(132)	394	(26)	5,785	(158)
Hybrids	3	—	—	—	3	—
Municipals	410	(5)	85	(6)	495	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	219	(2)	4	—	223	(2)
Foreign Government	82	(1)	5	—	87	(1)
Total available-for-sale securities	$11,443	$(185)	$646	$(40)	$12,089	$(225)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,056
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						68
Total number of available-for-sale securities in an unrealized loss position						2,124

We determined the increase in unrealized losses as of September 30, 2022 was caused by higher treasury rates as well as wider spreads. This is in part due to the Federal Reserve's action to increase rates in efforts to combat inflation. Inflation in the first three quarters of 2022 has been compounded by supply chain issues stemming from additional COVID-19 restrictions in China, as well as higher energy prices as a result of the Russian-Ukrainian conflict. For securities in an unrealized loss position as of September 30, 2022, our allowance for expected credit loss was $22 million. We believe that unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2022 was primarily attributable to interest rate increases, near-term illiquidity, and uncertainty caused by Russia's invasion of Ukraine as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 5% of our total investments as of September 30, 2022. We primarily invest in mortgage loans on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$19	1%
Industrial	486	20%	497	23%
Mixed Use	12	1%	13	1%
Multifamily	1,014	42%	894	41%
Office	331	14%	343	16%
Retail	106	5%	121	6%
Student Housing	83	4%	83	4%
Other	291	13%	204	8%
Total commercial mortgage loans, gross of valuation allowance	$2,341	100%	$2,174	100%
Allowance for expected credit loss	(8)		(6)
Total commercial mortgage loans	$2,333		$2,168

U.S. Region:
East North Central	$133	6%	$137	6%
East South Central	76	3%	79	4%
Middle Atlantic	292	12%	293	13%
Mountain	355	15%	236	11%
New England	157	7%	149	7%
Pacific	707	30%	649	30%
South Atlantic	499	21%	459	21%
West North Central	4	1%	12	1%
West South Central	118	5%	160	7%
Total commercial mortgage loans, gross of valuation allowance	$2,341	100%	$2,174	100%
Allowance for expected credit loss	(8)		(6)
Total commercial mortgage loans	$2,333		$2,168

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios at September 30, 2022 and December 31, 2021 presented at gross carrying value (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2022
LTV Ratios:
Less than 50%	$492	$5	$11	$508	22%	$475	24%
50% to 60%	669	—	—	669	29%	582	29%
60% to 75%	1,155	—	—	1,155	48%	954	46%
75% to 85%	$—	$—	$9	$9	1%	6	1%
Commercial mortgage loans	$2,316	$5	$20	$2,341	100%	$2,017	100%

December 31, 2021
LTV Ratios:
Less than 50%	$626	$33	$9	$668	31%	$745	33%
50% to 60%	470	—	—	470	22%	481	21%
60% to 75%	1,036	—	—	1,036	47%	1,039	46%
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table below. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 5% of our total investments as of September 30, 2022. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables (dollars in millions):

	September 30, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$331	15%
Texas	232	10%
New Jersey	175	8%
Pennsylvania	155	7%
California	145	7%
New York	140	6%
Georgia	126	6%
All Other States (1)	926	41%
Total residential mortgage loans	$2,230	100%
(1) The individual concentration of each state is equal to or less than 5% as of September 30, 2022.

	December 31, 2021
U.S. State:	Amortized Cost	% of Total
Florida	$231	15%
Texas	167	10%
New Jersey	150	10%
All other states (1)	1,027	65%
Total residential mortgage loans	$1,575	100%
(1) The individual concentration of each state is less than 9% as of December 31, 2021.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RML's as of September 30, 2022 and December 31, 2021, was as follows (dollars in millions):

	September 30, 2022		December 31, 2021
Performance indicators:	Carrying Value	% of Total	Carrying Value	% of Total
Performing	$2,165	97%	$1,533	95%
Non-performing	65	3%	73	5%
Total residential mortgage loans, gross of valuation allowance	$2,230	100%	$1,606	100%
Allowance for expected loan loss	(30)	—%	(25)	—%
Total residential mortgage loans	$2,200	100%	$1,581	100%
Loans segregated by risk rating exposure as of September 30, 2022 and December 31, 2021, were as follows (in millions):

	September 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$762	$898	$229	$199	$25	$35	$2,148
30-89 days past due	3	8	2	4	—	—	17
90 days or over past due	—	7	16	41	1	—	65
Total residential mortgages	$765	$913	$247	$244	$26	$35	$2,230
Commercial mortgages
Current (less than 30 days past due)	$250	$1,301	$510	$—	$—	$271	$2,332
30-89 days past due	—	—	—	—	—	—	—
90 days or over past due	—	—	—	—	—	9	9
Total commercial mortgages	$250	$1,301	$510	$—	$—	$280	$2,341

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
90 days or over past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1,301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
90 days or over past due	—	—	—	—	—	—	—
Total commercial mortgage	$1,301	$543	$—	$6	$—	$324	$2,174

	September 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
LTV
Less than 50%	$35	$120	$230	$—	$—	$123	$508
50% to 60%	105	267	158	—	—	139	669
60% to 75%	110	914	122	—	—	9	1,155
75% to 85%	—	—	—	—	—	9	9
Total commercial mortgages	$250	$1,301	$510	$—	$—	$280	$2,341
Commercial mortgages
DSCR
Greater than 1.25x	$250	$1,301	$510	$—	$—	$255	$2,316
1.00x - 1.25x	—	—	—	—	—	5	5
Less than 1.00x	—	—	—	—	—	20	20
Total commercial mortgages	$250	$1,301	$510	$—	$—	$280	$2,341

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50%	$120	$229	$—	$6	$—	$313	$668
50% to 60%	267	192	—	—	—	11	470
60% to 75%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Non-accrual loans by amortized cost as of September 30, 2022 and December 31, 2021, were as follows (in millions):

Amortized cost of loans on non-accrual	September 30, 2022	December 31, 2021
Residential mortgage:	$64	$72
Commercial mortgage:	9	—
Total non-accrual loans	$73	$72

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2022.
It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2022 and December 31, 2021, we had $64 million and $72 million, respectively, of residential mortgage loans that were over 90 days past due, of which $33 million and $39 million were in the process of foreclosure as of September 30, 2022 and December 31, 2021, respectively.
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

The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$29	$6	$35	$25	$6	$31
Provision for loan losses	1	2	3	5	2	7
Ending Balance	$30	$8	$38	$30	$8	$38

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$28	$6	$34	$37	$2	$39
Provision for loan losses	(1)	—	(1)	(10)	4	(6)
Ending Balance	$27	$6	$33	$27	$6	$33

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (over 90 days past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of September 30, 2022 and December 31, 2021.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed maturity securities, available-for-sale	$379	$313	$1,062	$944
Equity securities	7	6	23	16
Preferred securities	15	13	48	45
Mortgage loans	48	34	136	90
Invested cash and short-term investments	19	4	36	5
Limited partnerships	(55)	168	116	412
Tax deferred property exchange income	35	4	49	13
Other investments	13	9	27	24
Gross investment income	461	551	1,497	1,549
Investment expense	(50)	(43)	(145)	(125)
Interest and investment income	$411	$508	$1,352	$1,424

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized (losses) gains on fixed maturity available-for-sale securities	$(57)	$22	$(153)	$75
Net realized/unrealized losses on equity securities (1)	(51)	(193)	(423)	(281)
Net realized/unrealized (losses) gains on preferred securities (2)	(8)	(4)	(216)	2
Realized (losses) gains on other invested assets	(54)	—	(64)	8
Change in allowance for expected credit losses	(8)	1	(20)	7
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(74)	138	(59)	318
Unrealized losses on certain derivative instruments	(70)	(141)	(787)	(34)
Change in fair value of reinsurance related embedded derivatives (3)	94	23	357	23
Change in fair value of other derivatives and embedded derivatives	(2)	—	(10)	3
Realized (losses) gains on derivatives and embedded derivatives	(52)	20	(499)	310
Recognized gains and losses, net	$(230)	$(154)	$(1,375)	$121
(1) Includes net valuation losses of $52 million and $194 million for the three months ended September 30, 2022 and 2021, respectively, and net valuation losses of $440 million and $285 million for the nine months ended September 30, 2022 and 2021, respectively.
(2) Includes net valuation losses of $6 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and net valuation (losses) gains of $(213) million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Sommerset effective October 31, 2021) and Aspida Re.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Proceeds	$731	$1,816	$2,566	$2,685
Gross gains	3	30	8	98
Gross losses	(58)	(8)	(157)	(24)

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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2022 and December 31, 2021 (in millions).

	September 30, 2022		December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in limited partnerships	$2,789	$4,403	$2,350	$3,496
Fixed maturity securities	14,524	16,177	12,382	12,802
Total unconsolidated VIE investments	$17,313	$20,580	$14,732	$16,298

Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

September 30, 2022
Blackstone Wave Asset Holdco (1)	$902

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Investment in Cannae Holdings, Inc. ("Cannae")
Included in equity securities as of December 31, 2021 were 5,775,598 shares of Cannae common stock (NYSE: CNNE). The fair value of this investment based on quoted market prices as of December 31, 2021 was $203 million. During the nine months ended September 30, 2022, we sold all 5,775,598 shares of CNNE common stock back to Cannae for approximately $109 million in the aggregate. As of September 30, 2022, we held no shares of CNNE common stock.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	September 30, 2022	December 31, 2021
Assets:
Derivative investments:
Call options	$108	$816
Other long-term investments:
Other embedded derivatives	22	33
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	285	—
	$415	$849

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$2,775	$3,883
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	—	73
	$2,775	$3,956

The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net investment gains (losses):
Call options	$(149)	$(6)	$(858)	$273
Futures contracts	(5)	—	(10)	4
Foreign currency forwards	10	3	22	7
Other derivatives and embedded derivatives	(2)	(1)	(10)	2
Reinsurance related embedded derivatives	94	23	357	23
Total net investment gains (losses)	$(52)	$19	$(499)	$309

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives	$(166)	$(320)	$(1,108)	$35

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
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Earnings. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		September 30, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,937	$14	$—	$14
Morgan Stanley	*/Aa3/A+	1,420	5	7	—
Barclay's Bank	A+/A1/A	5,514	26	35	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	4,189	22	28	—
Wells Fargo	A+/A1/BBB+	1,783	12	13	—
Goldman Sachs	A/A2/BBB+	969	5	5	—
Credit Suisse	BBB+/A2/A	959	3	3	—
Truist	A+/A2/A	2,706	19	22	—
Citibank	A+/Aa3/A+	370	2	3	—
Total		$21,847	$108	$116	$14

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42

(1) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of September 30, 2022 and December 31, 2021 counterparties posted $116 million and $790 million, respectively, of collateral of which $91 million and $576 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $14 million at September 30, 2022 and $42 million at December 31, 2021.
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
We held 224 and 329 futures contracts at September 30, 2022 and December 31, 2021, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $2 million and $3 million at September 30, 2022 and December 31, 2021, respectively.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuity (“MYGA”) and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $16 million and $12 million as of September 30, 2022 and December 31, 2021, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

On August 17, 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest. On September 5, 2022 the Grand Court of the Cayman Islands decided in favor of F&G. The dissenters failed to appeal, and their appeal period expired on October 20, 2022.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of September 30, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of September 30, 2022 is included below (in millions):

September 30, 2022
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,615
Whole loans	459
Fixed maturity securities, ABS	150
Other fixed maturity securities, AFS	104
Commercial mortgage loans	12
Other assets	126
Residential mortgage loans	4
Committed amounts included in liabilities	3
Total	$2,473

Note G — Dividends
On November 3, 2022, our Board of Directors declared cash dividends of $0.45 per share, payable on December 30, 2022, to FNF common shareholders of record as of December 16, 2022.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,654	$—	$—	$1,654
Other revenues	623	702	47	1,372
Revenues from external customers	2,277	702	47	3,026
Interest and investment income, including recognized gains and losses, net	14	200	(33)	181
Total revenues	2,291	902	14	3,207
Depreciation and amortization	38	87	6	131
Interest expense	—	6	22	28
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	335	143	(69)	409
Income tax expense (benefit)	93	28	(6)	115
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	242	115	(63)	294
Net earnings (loss) from continuing operations	$242	$115	$(63)	$294
Assets	$8,906	$51,291	$1,967	$62,164
Goodwill	2,587	1,756	266	4,609

As of and for the three months ended September 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,214	$—	$—	$2,214
Other revenues	849	431	44	1,324
Revenues from external customers	3,063	431	44	3,538
Interest and investment income, including recognized gains and losses, net	(142)	496	—	354
Total revenues	2,921	927	44	3,892
Depreciation and amortization	36	210	6	252
Interest expense	—	6	21	27
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	486	472	(32)	926
Income tax expense (benefit)	126	96	(9)	213
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	360	376	(23)	713
Equity in earnings (loss) of unconsolidated affiliates	26	—	1	27
Net earnings (loss) from continuing operations	$386	$376	$(22)	$740
Assets	$9,994	$46,723	$1,789	$58,506
Goodwill	2,493	1,756	266	4,515

As of and for the nine months ended September 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$5,582	$—	$—	$5,582
Other revenues	1,994	1,364	86	3,444
Revenues from external customers	7,576	1,364	86	9,026
Interest and investment income, including recognized gains and losses, net	(348)	353	(28)	(23)
Total revenues	7,228	1,717	58	9,003
Depreciation and amortization	105	351	18	474
Interest expense	—	23	66	89
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	851	774	(126)	1,499
Income tax expense (benefit)	261	193	(20)	434
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	590	581	(106)	1,065
Equity in earnings of unconsolidated affiliates	16	—	—	16
Net earnings (loss) from continuing operations	$606	$581	$(106)	$1,081
Assets	$8,906	$51,291	$1,967	$62,164
Goodwill	2,587	1,756	266	4,609

As of and for the nine months ended September 30, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,178	$—	$—	$6,178
Other revenues	2,433	557	133	3,123
Revenues from external customers	8,611	557	133	9,301
Interest and investment income, including recognized gains and losses, net	(175)	1,711	9	1,545
Total revenues	8,436	2,268	142	10,846
Depreciation and amortization	103	419	18	540
Interest expense	—	21	62	83
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,569	925	(98)	2,396
Income tax expense (benefit)	389	189	(23)	555
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	1,180	736	(75)	1,841
Equity in earnings of unconsolidated affiliates	48	—	6	54
Net earnings (loss) from continuing operations	$1,228	$736	$(69)	$1,895
Assets	$9,994	$46,723	$1,789	$58,506
Goodwill	2,493	1,756	266	4,515

The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services, and home warranty products.
•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance. This segment also provides funding agreements and PRT solutions.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Nine months ended September 30,
	2022	2021
Cash paid for:
Interest	$99	$85
Income taxes	293	488
Deferred sales inducements	60	65
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	150	(215)
Change in purchases of investments available for sale payable in period	157	465
Lease liabilities recognized in exchange for lease right-of-use assets	59	32
Remeasurement of lease liabilities	52	65

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2022	2021	2022	2021
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(in millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$688	$896	$2,314	$2,546
Agency title insurance premiums	Agency title insurance premiums	Title	966	1,318	3,268	3,632
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	702	431	1,364	557
Home warranty	Escrow, title-related and other fees	Title	52	57	129	144
Total revenue from insurance contracts			2,408	2,702	7,075	6,879
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	239	359	798	1,057
Other title-related fees and income	Escrow, title-related and other fees	Title	187	226	593	663
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	84	108	270	295
Real estate technology	Escrow, title-related and other fees	Corporate and other	41	37	120	105
Other	Escrow, title-related and other fees	Corporate and other	6	7	(34)	28
Total revenue from contracts with customers			557	737	1,747	2,148
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	61	99	204	274
Interest and investment income	Interest and investment income	Various	411	508	1,352	1,424
Recognized gains and losses, net	Recognized gains and losses, net	Various	(230)	(154)	(1,375)	121
Total revenues	Total revenues		$3,207	$3,892	$9,003	$10,846

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2022	December 31, 2021
	(In millions)
Trade receivables	$412	$524
Deferred revenue (contract liabilities)	271	144
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months and nine months ended September 30, 2022, we recognized $53 million and $92 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets is as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2022	$1,185	$761	$88	$2,034
Deferrals	—	513	60	573
Amortization	(210)	(121)	(37)	(368)
Interest	19	20	1	40
Unlocking	(5)	(3)	5	(3)
Adjustment for net unrealized investment (gains) losses	707	198	65	970
Balance at September 30, 2022	$1,696	$1,368	$182	$3,246

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Deferrals	—	427	65	492
Amortization	(376)	(34)	(26)	(436)
Interest	23	8	1	32
Unlocking	(1)	1	(1)	(1)
Adjustment for net unrealized investment (gains) losses	38	(18)	(1)	19
Purchase price allocation adjustments	61	—	—	61
Balance at September 30, 2021	$1,211	$606	$74	$1,891

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71%. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI rather than the unaudited Condensed Consolidated Statements of Earnings. As of September 30, 2022 and September 30, 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains (losses) of $(474) million and $245 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains (losses) of $(159) million and $44 million, respectively, and the DSI balance included net unrealized investment gains (losses) of $(57) million and $6 million, respectively.
For the in-force liabilities as of September 30, 2022, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2022	$(23)
2023	(9)
2024	170
2025	151
2026	134
Thereafter	798

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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in millions):

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$642	$1,319	$412	$461	$1,248	$2,016	$500	$1,646
Ceded	(31)	(727)	(32)	(276)	(98)	(1,634)	(103)	(912)
Net	$611	$592	$380	$185	$1,150	$382	$397	$734

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the nine months ended September 30, 2022 and September 30, 2021. F&G did not commute any ceded reinsurance treaties during the nine months ended September 30, 2022 and September 30, 2021.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of September 30, 2022 and September 30, 2021, the expected credit loss reserve was $19 million and $19 million, respectively. There were no significant changes in the expected credit loss reserve for the three and nine months ended September 30, 2022 and September 30, 2021.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
F&G has entered into a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G ceded to the reinsurer, on a funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021.  The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022.   For reinsured policies issued prior to September 1, 2022, the policies are ceded on a 50% quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a 75% quota share basis, capped at $350 million cession per month.  The effects of this agreement are accounted for as a separate investment contract.
Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third party reinsurer, to reinsure FIA policies with guaranteed minimum withdrawal benefit (“GMWB”). In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. This treaty was subsequently amended effective January 1, 2021 and January 1, 2022, and now covers FIA policies with GMWB issued from January 1, 2020 to December 31, 2023. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.

Concentration of Reinsurance Risk
F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset, that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of September 30, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of September 30, 2022. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of September 30, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. On September 30, 2022, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $2,304 million, $1,241 million, and $591 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of September 30, 2022.
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
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $145 million and $106 million decrease to statutory capital and surplus at September 30, 2022 and December 31, 2021, respectively.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $35 million and $85 million at September 30, 2022 and December 31, 2021, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would not fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $66 million and $115 million at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

AllFirst
On August 9, 2022, we acquired approximately 74% of the outstanding equity of AllFirst for approximately $127 million in cash consideration.

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to AllFirst's assets acquired and liabilities assumed based on their fair values as of August 9, 2022. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. In connection with the acquisition, we recorded preliminary fair value estimates for goodwill, other intangibles, other assets, other liabilities and non-controlling interest of $71 million, $83 million, $43 million, $20 million and $45 million, respectively.

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$72	10
Trade name	9	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$83

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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 23, 2022, estimates (actual for fiscal year 2021) the size of the U.S. residential mortgage originations market as shown in the following table for 2021 - 2024 in its "Mortgage Finance Forecast" (in trillions):

	2024	2023	2022	2021
Purchase transactions	$1.7	$1.5	$1.6	$1.9
Refinance transactions	$0.6	$0.5	$0.7	$2.5
Total U.S. mortgage originations forecast	$2.3	$2.0	$2.3	$4.4

As of October 23, 2022, the MBA expects residential purchase transactions to decrease in 2022 and 2023 before increasing in 2024. Additionally, the MBA expects residential refinance transactions and overall mortgage originations to decrease in 2022 and 2023 before increasing in 2024.

The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 3% and 3.25% as of September 2022, moving most recently in 75 basis point increments in an effort to combat inflation. Average interest rates for a 30-year fixed rate mortgage increased to 5.6% and 4.8% for the three and nine months ended September 30, 2022, respectively, as compared to 2.9% and 2.9% for the corresponding periods of 2021. On November 3, 2022, the Federal Reserve raised the benchmark interest rate by an additional 75 basis points.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021, which has continued into 2022. Additionally, geopolitical uncertainties associated with the war in Ukraine have created additional volatility in the global economy in 2022. Existing-home sales decreased 24% in September 2022 as compared to the corresponding period in 2021 while median existing-home sales prices rose to $384,800 in September 2022, an 8% increase over the corresponding period in 2021.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.5% in September 2022, which equals the record low set in February 2020, as compared to 4.7% in September 2021.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In 2021 and the first nine months of 2022, we experienced strong demand in commercial real estate markets and, therefore, experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. Due to COVID-19 and the Federal Reserve's actions in 2020 in response to the pandemic, seasonality deviated from historical patterns in 2021. In 2022, the rapid rise in mortgage rates and resulting decline in housing affordability are adding pressure to the normal second half seasonal decline in purchase transactions.
F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil in the U.S. and around the world. At this time, it is still not possible to estimate the longer term-effects the COVID-19 pandemic could have on our F&G segment or our consolidated financial statements. Increased economic uncertainty and increased unemployment that could potentially result from the spread of COVID-19 and its variants may result in F&G policyholders seeking sources of liquidity and withdrawing at rates greater than was previously expected. Additionally, adverse events or conditions resulting from COVID-19 could also have a negative effect on its sales of new policies and could result in more volatility from the impact of mortality experience. As of September 30, 2022, F&G has not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business. The full extent to which the COVID-19 pandemic impacts our F&G segment's financial condition, results of operations, liquidity or prospects will depend on future developments, which cannot be predicted at this time.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$688	$896	$2,314	$2,546
Agency title insurance premiums	966	1,318	3,268	3,632
Escrow, title-related and other fees	1,372	1,324	3,444	3,123
Interest and investment income	411	508	1,352	1,424
Recognized gains and losses, net	(230)	(154)	(1,375)	121
Total revenues	3,207	3,892	9,003	10,846
Expenses:
Benefits and other changes in policy reserves	592	185	382	734
Personnel costs	796	894	2,458	2,596
Agent commissions	747	1,010	2,521	2,787
Other operating expenses	430	498	1,329	1,432
Depreciation and amortization	131	252	474	540
Provision for title claim losses	74	100	251	278
Interest expense	28	27	89	83
Total expenses	2,798	2,966	7,504	8,450
Earnings before income taxes and equity in earnings of unconsolidated affiliates	409	926	1,499	2,396
Income tax expense	115	213	434	555
Equity in earnings of unconsolidated affiliates	—	27	16	54
Net earnings from continuing operations	$294	$740	$1,081	$1,895
 Revenues.
Total revenues decreased by $685 million in the three months ended September 30, 2022 and decreased by $1,843 million in the nine months ended September 30, 2022 compared to the corresponding periods in 2021.
Net earnings from continuing operations decreased by $446 million in the three months ended September 30, 2022 and decreased by $814 million in the nine months ended September 30, 2022 compared to the corresponding periods in 2021.
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
Income tax expense was $115 million and $213 million in the three months ended September 30, 2022 and 2021, respectively, and $434 million and $555 million in the nine months ended September 30, 2022 and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 28% and 23% in the three months ended September 30, 2022 and 2021, respectively and 29% and 23% in the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes. The increase in income tax expense as a percentage of earnings before taxes in the nine months ended September 30, 2022 as compared to the corresponding period in 2021 is primarily attributable to the recording of a valuation allowance in the 2022 period for tax benefits associated with deferred tax assets related to realized losses on the past sales of discontinued operations and the aforementioned recognized valuation losses on equity securities for which it is more likely than not that we will not be able to realize for tax purposes.
The Inflation Reduction Act of 2022 (the "IRA") was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions will be January 1, 2023. We do not anticipate that the IRA will have a material effect on our current or future financial condition or results from operations.

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$688	$896	$2,314	$2,546
Agency title insurance premiums	966	1,318	3,268	3,632
Escrow, title-related and other fees	623	849	1,994	2,433
Interest and investment income	62	27	124	83
Recognized gains and losses, net	(48)	(169)	(472)	(258)
Total revenues	2,291	2,921	7,228	8,436
Expenses:
Personnel costs	725	838	2,322	2,418
Agent commissions	747	1,010	2,521	2,787
Other operating expenses	372	451	1,178	1,281
Depreciation and amortization	38	36	105	103
Provision for title claim losses	74	100	251	278
Total expenses	1,956	2,435	6,377	6,867
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$335	$486	$851	$1,569
Orders opened by direct title operations (in thousands)	363	688	1,328	2,153
Orders closed by direct title operations (in thousands)	278	527	1,006	1,692
Fee per file (in dollars)	$3,621	$2,581	$3,323	$2,310
Total revenues for the Title segment decreased by $630 million, or 22%, in the three months ended September 30, 2022 and decreased by $1,208 million, or 14% in the nine months ended September 30, 2022 from the corresponding periods in 2021.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2022	Total	2021	Total	2022	Total	2021	Total
	(Dollars in millions)
Title premiums from direct operations	$688	42%	$896	40%	$2,314	41%	$2,546	41%
Title premiums from agency operations	966	58	1,318	60	3,268	59	3,632	59
Total title premiums	$1,654	100%	$2,214	100%	$5,582	100%	$6,178	100%

Title premiums decreased by $560 million, or 25% in the three months ended September 30, 2022 from the corresponding period in 2021. The decrease was comprised of a decrease in Title premiums from direct operations of $208 million, or 23%, and a decrease in Title premiums from agency operations of $352 million, or 27%.

Title premiums decreased by 9.6% in the nine months ended September 30, 2022 as compared to the corresponding period in 2021. The decrease is comprised of a decrease in Title premiums from direct operations of $232 million, or 9%, and a decrease in Title premiums from agency operations of $364 million or 10%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Opened title insurance orders from purchase transactions (1)	76%	50%	70%	48%
Opened title insurance orders from refinance transactions (1)	24	50	30	52
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	76%	50%	66%	43%
Closed title insurance orders from refinance transactions (1)	24	50	34	57
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three and nine months ended September 30, 2022 from the corresponding periods in 2021. The decreases were primarily attributable to decreased closed order volume, partially offset by increases in the average fee per file, which were driven by increases in the proportion of purchase transactions versus refinance transactions.
We experienced a significant decrease in closed title insurance order volume from refinance transactions in the three and nine months ended September 30, 2022 from the corresponding periods in 2021. Closed title insurance order volume from purchase transactions also decreased in the three and nine months ended September 30, 2022 when compared to the corresponding periods in 2021. Total closed order volume was 278,000 in the three months ended September 30, 2022 compared to 527,000 in the three months ended September 30, 2021 and 1,006,000 in the nine months ended September 30, 2022 compared to 1,692,000 in the nine months ended September 30, 2021. This represented an overall decrease of 47% and 41% in the three and nine months ended September 30, 2022, respectively, from the corresponding periods in 2021. The decreases were primarily attributable to higher average mortgage interest rates and the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates in the three and nine months ended September 30, 2022 when compared to the corresponding periods in 2021.
Total opened title insurance order volume decreased in the three and nine months ended September 30, 2022 from the corresponding periods in 2021. The decrease was attributable to decreased opened title orders from refinance and purchase transactions.
The average fee per file in our direct operations was $3,621 and $3,323 in the three and nine months ended September 30, 2022, respectively, compared to $2,581 and $2,310 in the three and nine months ended September 30, 2021, respectively. The increases in average fee per file in the three and nine-month periods reflect an increased proportion of purchase transactions relative to total closed orders and an increased commercial market compared to the corresponding periods in 2021. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $352 million, or 27%, in the three months ended September 30, 2022 and decreased $364 million, or 10%, in the nine months ended September 30, 2022 from the corresponding periods in 2021. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with recent trends in our direct business.
Escrow, title-related and other fees decreased by $226 million, or 27%, in the three months ended September 30, 2022 and decreased $439 million or 18% in the nine months ended September 30, 2022 from the corresponding periods in 2021. Escrow fees decreased by $120 million, or 33%, in the three months ended September 30, 2022 and $259 million, or 24% in the nine months ended September 30, 2022 from the corresponding periods in 2021. The decreases in the three and nine-month periods were primarily attributable to the significant decrease in residential refinance transactions, which have relatively higher escrow fees per transaction than residential purchase and commercial transactions. Other fees, excluding escrow fees, decreased by $106 million, or 22%, in the three months ended September 30, 2022 and decreased by $181 million, or 13% in the nine months ended September 30, 2022 from the corresponding periods in 2021. The decreases in Other fees in the three and nine-month periods were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $35 million, or 130%, in the three months ended September 30, 2022 and increased $41 million, or 49% in the nine months ended September 30, 2022 from the corresponding period in 2021. The increases in the three and nine-month periods were primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to the corresponding periods in 2021.
Net recognized losses were $48 million and $169 million in the three months ended September 30, 2022 and 2021, respectively. Net recognized losses were $472 million and $258 million in the nine months ended September 30, 2022 and 2021, respectively. The variations in net recognized losses in the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $113 million, or 13%, in the three months ended September 30, 2022 and decreased $96 million, or 4% in the nine months ended September 30, 2022 compared to the corresponding periods in 2021. The decreases in the three and nine-month periods are due to lower average head count in the 2022 periods in response to the significant decline in refinance orders and the recent declines in purchase and commercial orders, partially offset by an increase in the 401(k) match in the 2022 periods. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 55% and 48% for the three months ended September 30, 2022 and 2021, respectively and 54% and 49% for the nine-month periods ended September 30, 2022 and 2021, respectively. Average employee count in the Title segment was 24,485 and 27,799 in the three months ended September 30, 2022 and 2021, respectively, and 25,914 and 27,164 in the nine months ended September 30, 2022 and 2021, respectively.
Other operating expenses decreased by $79 million, or 18%, in the three months ended September 30, 2022, and decreased by $103 million, or 8% in the nine months ended September 30, 2022 from the corresponding periods in 2021. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28% and 26% in the three months ended September 30, 2022 and 2021, respectively, and 27% and 26% in the nine months ended September 30, 2022 and 2021, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2021:

	Three months ended September 30,				Nine months ended September 30,
	2022	%	2021	%	2022	%	2021	%
	(Dollars in millions)
Agent premiums	$966	100%	$1,318	100%	$3,268	100%	$3,632	100%
Agent commissions	747	77%	1,010	77%	2,521	77%	2,787	77%
Net retained agent premiums	$219	23%	$308	23%	$747	23%	$845	23%

The claim loss provision for title insurance was $74 million and $100 million for the three months ended September 30, 2022 and 2021, respectively, and $251 million and $278 million for the nine months ended September 30, 2022 and 2021, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our wholly owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based IMOs, banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate Funding Agreement Backed Note ("FABN") and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
In setting the features and pricing of our flagship FIA products relative to our targeted net margin, we take into account our expectations regarding (1) the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
On March 14, 2022, our Board of Directors approved a dividend to our shareholders, on a pro rata basis, of 15% of the common stock of F&G (the "F&G Distribution"). We intend to retain control of F&G through our approximate 85% ownership stake. The proposed F&G Distribution is intended to be structured as a taxable dividend to our shareholders and is subject to various conditions including the final approval of our Board of Directors, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (the “SEC”), and any applicable regulatory approvals. The record date and distribution settlement date will be determined by our Board of Directors prior to the distribution. Upon completion of the F&G Distribution, our shareholders as of the record date are expected to own stock in both publicly traded companies. On October 26, 2022, F&G filed Amendment number 2 to its Form 10 registration statement with the SEC. The proposed F&G Distribution is targeted to be completed in the fourth quarter of 2022. However, there can be no assurance regarding the timeframe for completing the F&G Distribution or that the conditions of the F&G Distribution will be met.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies. With respect to FIAs/IULs, the cost of hedging our risk includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM” — see “Non-GAAP Financial Measures” section), the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies earned on our average assets under management ("AAUM" — see “Non-GAAP Financial Measures”), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM, VOBA, pre- and post-DAC and DSI as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
In June 2021, we established a FABN Program, pursuant to which FGL Insurance may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. We also issue funding agreements through the FHLB.
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
Adjusted Net Earnings Attributable to Common Shareholders

Adjusted net earnings attributable to common shareholders (“Adjusted net earnings”) is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings is calculated by adjusting net earnings (loss) from continuing operations attributable to common shareholders to eliminate:
(i) Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment (“OTTI”) losses, recognized in operations; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii) Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost;
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset (“VODA”)) recognized as a result of acquisition activities;
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items;
(v) Other “non-recurring,” “infrequent” or “unusual items”: Management excludes certain items determined to be “non-recurring,” “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years.
(vi) Amortization of actuarial intangibles and SOP 03-1 reserve offset: The intangibles amortization and SOP 03-1 change offsets related to the above mentioned adjustments; and
(vii) Income taxes: the income tax impact related to the above mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.
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
We have updated our non-GAAP measure definition for Adjusted net earnings as of September 30, 2022 to remove the alternative investments adjustment that was previously made for the difference between actual net investment income earned on our alternative investments compared to management's long-term expectation of net investment income for these types of investments. All prior periods have been restated to remove this adjustment.

Assets Under Management (“AUM”)
AUM is a non-GAAP measure that we use to assess the rate of return on assets available for reinvestment. AUM is calculated as the sum of:
(i) total invested assets at amortized cost, excluding derivatives, net of reinsurance qualifying for risk transfer in accordance with GAAP;
(ii) related party loans and investments;
(iii) accrued investment income;
(iv) the net payable/receivable for the purchase/sale of investments; and
(v) cash and cash equivalents, excluding derivative collateral, at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
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

F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Life insurance premiums and other fees (a)	$702	$431	$1,364	$557
Interest and investment income	340	481	1,216	1,341
Recognized gains and losses, net	(140)	15	(863)	370
Total revenues	902	927	1,717	2,268
Expenses:
Benefits and other changes in policy reserves	592	185	382	734
Personnel costs	46	32	110	93
Other operating expenses	28	22	77	76
Depreciation and amortization	87	210	351	419
Interest expense	6	6	23	21
Total expenses	759	455	943	1,343
Earnings before income taxes	143	472	774	925
Income tax (expense) benefit	(28)	(96)	(193)	(189)
Net earnings from continuing operations	$115	$376	$581	$736
Earnings (loss) from discontinued operations, net of tax	—	(3)	—	8
Net earnings	$115	$373	$581	$744
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Earnings
The following table summarizes sales by product type of our F&G segment (in millions) (see "Non-GAAP Financial Measures"):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed indexed annuities (FIA)	$1,109	$1,073	$3,185	$3,255
Fixed rate annuities (MYGA)	1,108	458	2,668	1,437
Total annuity	2,217	1,531	5,853	4,692
Indexed universal life (IUL)	36	24	92	59
Funding agreements (FABN/FHLB)	—	1,150	1,443	2,275
Pension risk transfer (PRT)	620	371	1,147	371
Total Gross Sales	$2,873	$3,076	$8,535	$7,397
Sales attributable to flow reinsurance to third parties	(660)	(229)	(1,440)	(718)
Total Net Sales	$2,213	$2,847	$7,095	$6,679

•Total annuity sales increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, and reflect pricing actions taken to align to the macro environment.
•Funding agreements, reflecting new FABN and FHLB agreements during the three and nine months ended September 30, 2022, were lower compared to the three and nine months ended September 30, 2021, reflect F&G's expansion into institutional markets during 2021 and are subject to fluctuation period to period.
•PRT sales increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, reflect entrance into the PRT market in the second half of 2021, and are also subject to fluctuation period to period.

Revenues

Life insurance premiums and other fees

Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the Condensed Consolidated Statements of Earnings (in millions), for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Life-contingent pension risk transfer premiums	$605	$371	$1,125	$371
Traditional life insurance premiums	4	6	11	14
Life-contingent immediate annuity premiums	3	4	15	12
Surrender charges	14	7	37	25
Policyholder fees and other income	76	43	176	135
Life insurance premiums and other fees	$702	$431	$1,364	$557

•Life insurance premiums and other fees for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021, primarily reflecting our entrance into the PRT market in the second half of 2021. As noted above, PRT premiums are subject to fluctuation period to period. In addition, surrender charges increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily reflecting the market value adjustment feature that results in relatively higher surrender charges when market interest rates are higher and relatively lower surrender charges when market interest rates are lower.

Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed maturity securities, available-for-sale	$364	$300	$1,019	$903
Equity securities	14	12	48	40
Mortgage loans	48	34	136	90
Limited partnerships	(55)	173	116	417
Other investments	18	4	38	12
Gross investment income	389	523	1,357	1,462
Investment expense	(49)	(42)	(141)	(121)
Interest and investment income	$340	$481	$1,216	$1,341

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see "Non-GAAP Financial Measures"):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
AAUM	$41,081	$32,692	$39,246	$30,706
Yield on AAUM (at amortized cost)	3.31%	5.89%	4.13%	5.82%

•AAUM was higher for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, reflecting net new business asset flows, offset by net reinsurance and other activity.
•Interest and investment income was lower for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to $255 million lower returns on limited partnerships and $10 million of all other rate impacts, partially offset by $124 million from invested asset growth.
•Interest and investment income was lower for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to $436 million from lower returns on limited partnerships and $62 million of all other rate impacts, partially offset by $373 million from invested asset growth.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(81)	$(6)	$(350)	$58
Change in allowance for expected credit losses	(7)	1	(14)	3
Net realized and unrealized (losses) gains on certain derivatives instruments	(144)	(3)	(846)	284
Change in fair value of reinsurance related embedded derivatives	94	23	357	23
Change in fair value of other derivatives and embedded derivatives	(2)	—	(10)	2
Recognized gains and losses, net	$(140)	$15	$(863)	$370

•For the three and nine months ended September 30, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
•For the three and nine months ended September 30, 2021, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains and losses on fixed maturity available-for-sale securities.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Call options:
(Losses) gains on option expiration	$(79)	$134	$(75)	$303
Change in unrealized (losses) gains	(70)	(140)	(783)	(30)
Futures contracts:
(Losses) gains on futures contracts expiration	(4)	—	(6)	8
Change in unrealized gains (losses)	(1)	—	(4)	(4)
Foreign currency forward:
Gains on foreign currency forward	10	3	22	7
Total net change in fair value	$(144)	$(3)	$(846)	$284

Annual Point-to-Point Change in S&P 500 Index during the periods	(5)%	1%	(25)%	16%
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

The average index credits to policyholders are as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Average Crediting Rate	—%	6%	1%	5%
S&P 500 Index:
Point-to-point strategy	—%	4%	1%	5%
Monthly average strategy	—%	4%	2%	3%
Monthly point-to-point strategy	—%	11%	1%	7%
3 year high water mark	13%	19%	12%	14%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
PRT agreements	$603	$371	$1,124	$371
FIA/IUL market related liability movements	(209)	(547)	(1,323)	(611)
Index credits, interest credited & bonuses	122	289	483	725
Annuity payments and other	76	72	98	249
Total benefits and other changes in policy reserves	$592	$185	$382	$734
•PRT agreements increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, and reflects F&G's entrance into the PRT market in the second half of 2021. PRT agreements are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three and nine months ended September 30, 2022 and September 30, 2021, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. Additionally, the three and nine months ended September 2021 include the system implementation and assumption review process impacts discussed below. The change in risk free rates and non-performance spreads (decreased) the FIA market related liability by ($189) million and ($29) million during the three months ended September 30, 2022 and September 30, 2021, respectively. The change in risk free rates and non-performance spreads (decreased) the FIA market related liability by ($747) million and ($160) million during the nine months ended September 30, 2022 and September 30, 2021, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. There were no significant impacts during the third quarter of 2022. During the third quarter of 2021, we implemented a new actuarial valuation system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $397 million for the three and nine months ended September 30, 2021.
•Index credits, interest credited & bonuses for the three and nine months ended September 30, 2022 were lower compared to the three and nine months ended September 30, 2021 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
Amortization of intangibles
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of DAC, VOBA, and DSI	$86	$204	$368	$436
Interest	(14)	(12)	(40)	(32)
Unlocking	9	18	3	1
Amortization of other intangible assets and other depreciation	6	—	20	14
Total depreciation and amortization	$87	$210	$351	$419

•Amortization of VOBA, DAC and DSI is based on current and future expected gross margins (pre-tax operating income before amortization). The amortization for the periods presented is the result of actual gross profits ("AGPs") in the period.
•Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. There were no significant impacts during the third quarter of 2022. During the third quarter of 2021, we implemented a new actuarial valuations system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million for the three and nine months ended September 30, 2021.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income before taxes	$143	$472	$774	$925

Income tax expense before valuation allowance	28	96	155	203
Change in valuation allowance	—	—	38	(14)
Federal income tax expense (benefit)	$28	$96	$193	$189
Effective rate	20%	20%	25%	20%

•Income tax expense for the three months ended September 30, 2022 of $28 million, was lower compared to income tax expense of $96 million for the three months ended September 30, 2021,

reflecting lower income before taxes. The effective tax rate for the three months ended September 30, 2022, was 20%, in line with the effective tax rate for the three months ended September 30, 2021.
•Income tax expense for the nine months ended September 30, 2022 was $193 million, inclusive of a change in the valuation allowance of $38 million, compared to income tax expense of $189 million, inclusive of a change in the valuation allowance of $(14) million for the nine months ended September 30, 2021. The effective tax rate was 25% and 20% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in the effective tax rate for the nine months ended September 30, 2022 is primarily related to the valuation allowance recorded on realized capital losses on the sale of discontinued operations, for which it is more likely than not that we will not be able to realize for tax purposes.
Adjusted Net Earnings (See Non-GAAP Financial Measures)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net earnings (loss) from continuing operations attributable to common shareholders	$115	$376	$581	$736
Non-GAAP adjustments:
Recognized (gains) and losses, net:
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	70	5	336	(58)
Change in allowance for expected credit losses	6	(2)	13	(5)
Change in fair value of reinsurance related embedded derivatives	(94)	(23)	(357)	(23)
Change in fair value of other derivatives and embedded derivatives	(7)	(3)	(11)	(9)
Recognized (gains) and losses, net	(25)	(23)	(19)	(95)
Indexed product related derivatives	(148)	14	(566)	(167)
Purchase price amortization	5	7	16	20
Transaction costs and other non-recurring items (a)	4	(283)	8	(279)
Amortization of actuarial intangibles and SOP-03-1 reserve offset on non-GAAP adjustments	33	12	87	110
Income taxes on non-GAAP adjustments	28	57	100	84
Adjusted net earnings	$12	$160	$207	$409

(a)For the three and nine months ended September 30, 2021, reflects a one-time favorable adjustment to benefits and other changes in policy reserves and depreciation and amortization resulting from an actuarial system conversion which reflects modeling enhancement and other refinements of $284..

The commentary below is intended to provide additional information on the significant income and expense items that are reflected in ANE results for each time period. Those significant income and expense items are reported after actuarial intangibles and SOP 03-1 reserve offsets and taxes.

•Adjusted net earnings of $12 million for the three months ended September 30, 2022 is comprised of alternative investments net investment loss of $(10) million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $83 million. Actual net investment income was lower due to declines in fair value of these investments. Additionally, we recognized $(5) million expense from other net unfavorable items.

•Adjusted net earnings of $160 million for the three months ended September 30, 2021 is comprised of alternative investments net investment income of $108 million. Alternative investments net investment income based on management’s long-term expected return of approximately 9% was $49 million. Actual net investment income was higher due to increases in fair value of these investments. Additionally, we recognized $7 million income from net favorable mortality experience and other reserve changes and $20 million of net favorable items, primarily income from CLO redemption and other income.

•Adjusted net earnings of $207 million for the nine months ended September 30, 2022 is comprised of alternative investments net investment income of $66 million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $174 million. Actual net investment income was lower due to declines in fair value of these investments. Additionally, we recognized $9 million income from net favorable mortality experience and other reserve changes, $33 million income from actuarial assumption updates and $20 million income from CLO redemption and other income; offset by $(47) million from other net unfavorable items, primarily income tax expense due to a valuation allowance recorded against deferred tax assets related to the past sale of discontinued operations.

•Adjusted net earnings of $409 million for the nine months ended September 30, 2021 is comprised of alternative investments net investment income of $241 million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $103 million. Actual net investment income was higher due to increases in fair value of these investments. Additionally, we recognized $17 million income from net favorable mortality experience and other reserve changes, $8 million income from actuarial intangibles unlocking and $36 million income of other net favorable items, primarily net investment income related to CLO gains.

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
As of September 30, 2022 and December 31, 2021, the fair value of our investment portfolio was approximately $38 billion and $39 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$179	—%	$50	—%
United States Government sponsored entities	45	—%	74	—%
United States municipalities, states and territories	1,268	3%	1,441	4%
Foreign Governments	143	—%	205	1%
Corporate securities:
Finance, insurance and real estate	4,753	13%	5,109	13%
Manufacturing, construction and mining	705	2%	932	2%
Utilities, energy and related sectors	2,174	6%	2,987	8%
Wholesale/retail trade	1,986	5%	2,627	7%
Services, media and other	2,563	7%	3,349	8%
Hybrid securities	710	2%	881	2%
Non-agency residential mortgage-backed securities	961	3%	648	2%
Commercial mortgage-backed securities	3,028	8%	2,964	7%
Asset-backed securities	6,747	18%	4,550	12%
Collateral loan obligations (“CLO”)	4,097	11%	4,145	11%
Total fixed maturity available for sale securities	29,359	78%	29,962	77%
Equity securities (a)	922	3%	1,171	3%
Alternative investments:
Private equity	1,300	3%	1,181	3%
Real assets	420	1%	340	1%
Credit	1,069	3%	829	2%
Commercial mortgage loans	2,017	5%	2,265	6%
Residential mortgage loans	1,952	5%	1,549	4%
Other (primarily derivatives and company owned life insurance)	645	2%	1,305	3%
Short term investments	42	—%	373	1%
Total investments	$37,726	100%	$38,975	100%
(a) Includes investment grade non-redeemable preferred stocks ($724 million and $928 million as of September 30, 2022 and December 31, 2021, respectively).
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

As of September 30, 2022 and December 31, 2021, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $29 billion and $30 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	September 30, 2022		December 31, 2021
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,040	3%	$660	2%
AA	2,026	7%	2,181	7%
A	7,320	25%	7,667	26%
BBB	7,986	27%	10,462	35%
Not rated (b)	8,969	31%	6,642	22%
Total investment grade	27,341	93%	27,612	92%
BB	1,043	4%	1,372	5%
B and below (a)	305	1%	432	1%
Not rated (b)	670	2%	546	2%
Total below investment grade	2,018	7%	2,350	8%
Total	$29,359	100%	$29,962	100%
(a) Includes $52 million and $68 million at September 30, 2022 and December 31, 2021, respectively, of non-agency residential mortgage-backed securities ("RMBS") that carry a NAIC 1 designation.
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

The tables below presents our fixed maturity securities by NAIC designation as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$20,253	$17,464	60%
2	11,554	9,691	33%
3	1,685	1,539	5%
4	552	532	2%
5	88	72	—%
6	51	61	—%
Total	$34,183	$29,359	100%

	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$6,747	22%
CLO securities	4,097	14%
Whole loan collateralized mortgage obligation ("CMO")	3,128	10%
Banking	2,749	9%
Life insurance	1,376	5%
Electric	1,326	4%
Municipal	1,268	4%
Technology	757	3%
Healthcare	630	2%
Commercial MBS	584	2%
Total	$22,662	75%

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation ("CMO")	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institutions	760	2%
Total	$21,812	70%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2022 and December 31, 2021 (in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$165	$165	$105	$106
Due after one year through five years	2,122	1,969	1,724	1,754
Due after five years through ten years	1,848	1,607	2,141	2,201
Due after ten years	14,116	10,740	12,842	13,515
Subtotal	$18,251	$14,481	$16,812	$17,576
Other securities, which provide for periodic payments:
Asset-backed securities	$11,604	$10,844	$8,516	$8,695
Commercial-mortgage-backed securities	3,213	3,028	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	1,115	1,006	722	722
Subtotal	$15,932	$14,878	$11,912	$12,386
Total fixed maturity available-for-sale securities	$34,183	$29,359	$28,724	$29,962
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $42 million and $58 million as of September 30, 2022, respectively, and $52 million and $75 million as of December 31, 2021, respectively.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022		December 31, 2021
NAIC Designation:	Fair Value	Percent of Total	Fair Value	Percent of Total
1	$92	92%	$116	91%
2	3	3%	4	3%
3	3	3%	2	2%
4	—	—%	1	1%
5	2	2%	4	3%
6	—	—%	—	—%
Total	$100	100%	$127	100%

NRSRO:
AAA	$—	—%	$—	—%
AA	—	—%	15	12%
A	17	17%	5	4%
BBB	9	9%	12	9%
Not rated - Above investment grade (a)	19	19%	24	19%
BB and below	55	55%	71	56%
Total	$100	100%	$127	100%

Vintage:
2007	$25	25%	$31	24%
2006	27	27%	34	27%
2005 and prior	48	48%	62	49%
Total	$100	100%	$127	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of September 30, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $(307) million and $(445) million, respectively. As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $187 million and $258 million and an amortized cost of $232 million and $247 million as of September 30, 2022 and December 31, 2021, respectively) and special revenue bonds (fair value of $1,003 million and $1,183 million and an amortized cost of $1,232 million and $1,138 million as of September 30, 2022 and December 31, 2021, respectively).
Across all municipal bonds, the largest issuer represented 6% of the category, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 96% of our municipal bond exposure is rated NAIC 1.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2022 and December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.5 times and 2.4 times, respectively, and a weighted average LTV ratio of 57% and 56%, respectively. See Note D to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region and LTV and DSC ratios.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At September 30, 2022, we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. As of December 31, 2021, we had no CMLs that were delinquent in principal or interest payments or in process of foreclosure.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, were as follows (in millions):

	September 30, 2022
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	15	$189	$—	$(10)	$179
United States Government sponsored agencies	58	42	—	(4)	38
United States municipalities, states and territories	164	1,543	—	(282)	1,261
Foreign Governments	46	186	—	(43)	143
Corporate securities:
Finance, insurance and real estate	552	5,461	—	(947)	4,514
Manufacturing, construction and mining	129	899	—	(196)	703
Utilities, energy and related sectors	351	2,838	—	(723)	2,115
Wholesale/retail trade	368	2,588	—	(627)	1,961
Services, media and other	415	3,418	—	(877)	2,541
Hybrid securities	41	699	—	(81)	618
Non-agency residential mortgage backed securities	227	1,028	(5)	(100)	923
Commercial mortgage backed securities	314	2,400	—	(223)	2,177
Asset backed securities	1,035	10,164	(3)	(781)	9,380
Total fixed maturity available for sale securities	3,715	31,455	(8)	(4,894)	26,553
Equity securities	64	923	—	(166)	757
Total investments	3,779	$32,378	$(8)	$(5,060)	$27,310

	December 31, 2021
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage backed securities	46	316	(2)	(3)	311
Commercial mortgage backed securities	89	616	(1)	(11)	604
Asset backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $5,060 million and $249 million as of September 30, 2022 and December 31, 2021, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads as of September 30, 2022. The total amortized cost of all securities in an unrealized loss position was $32,378 million and $11,968 million as of September 30, 2022 and December 31, 2021, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 83% for Finance, insurance and real estate as of September 30, 2022. In the aggregate, Finance, insurance and real estate represented 19% of the total unrealized loss position as of September 30, 2022. The average market value/book value of the investment category with the largest unrealized loss position was 96% for Utilities, energy and related sectors as of December 31, 2021. In aggregate, Utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2022 and December 31, 2021, were as follows (dollars in millions):

	September 30, 2022
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	3	$46	$40	$—	$(6)
Six months or more and less than twelve months	137	1,176	773	—	(403)
Twelve months or greater	44	624	402	—	(222)
Total investment grade	184	1,846	1,215	—	(631)

Below investment grade:
Less than six months	4	50	44	—	(6)
Six months or more and less than twelve months	16	149	105	—	(44)
Twelve months or greater	1	6	4	—	(2)
Total below investment grade	21	205	153	—	(52)
Total	205	$2,051	$1,368	$—	$(683)

	December 31, 2021
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

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
At September 30, 2022, our watch list included one hundred eighty-five securities in an unrealized loss position with an amortized cost of $2,051 million, allowance for expected credit losses of $0 million, unrealized losses of $683 million and a fair value of $1,368 million.
At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 60 and 36 structured securities with a fair value of $150 million and $45 million to which we had potential credit exposure as of September 30, 2022 and December 31, 2021, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $15 million and $8 million as of September 30, 2022 and December 31, 2021, respectively.
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
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2022 and December 31, 2021, refer to Note D to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report.
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
The following table presents the results of operations of our Corporate and Other segment (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Escrow, title-related and other fees	$47	$44	$86	$133
Interest and investment income	9	—	12	—
Recognized gains and losses, net	(42)	—	(40)	9
Total revenues	14	44	58	142
Expenses:
Personnel costs	25	24	26	85
Other operating expenses	30	25	74	75
Depreciation and amortization	6	6	18	18
Interest expense	22	21	66	62
Total expenses	83	76	184	240
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(69)	$(32)	$(126)	$(98)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $30 million, or 68%, in the three months ended September 30, 2022 and decreased $84 million, or 59% in the nine months ended September 30, 2022 from the corresponding periods in 2021. The decrease in the three-month period is primarily attributable to a $41 million dollar impairment of cost method investments in the 2022 period when compared to the corresponding period in 2021, partially offset by other immaterial items. The decrease in the nine-month period is primarily attributable to a $60 million decrease in valuations associated with our deferred compensation plan assets, which decreased both revenue and personnel costs and the aforementioned $41 million dollar impairment of cost method investments in the 2022 period when compared to the corresponding period in 2021, partially offset by other immaterial items.
Personnel costs in the Corporate and Other segment increased $1 million, or 4%, in the three months ended September 30, 2022, and decreased $59 million, or 69% in the nine months ended September 30, 2022 from the corresponding periods in 2021. The decreases in the three and nine-month periods were primarily attributable to the aforementioned $60 million decrease in valuations associated with our deferred compensation plan assets, which decreased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment increased $5 million, or 20%, in the three months ended September 30, 2022 and decreased $1 million, or 1% in the nine months ended September 30, 2022 from the corresponding periods in 2021. The increase in the three-month period and the decrease in the nine-month period were attributable to various immaterial items.

Interest expense in the Corporate and Other segment increased $1 million, or 5%, in the three months ended September 30, 2022 and increased $4 million or 6%, in the nine months ended September 30, 2022 from the corresponding periods in 2021. The increases were primarily attributable to increased average debt outstanding in the three and nine months ended September 30, 2022 from the corresponding periods in 2021.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.44 per share in the third quarter of 2022, or approximately $120 million to our common shareholders. On November 3, 2022, our Board of Directors declared cash dividends of $0.45 per share, payable on December 30, 2022, to FNF common shareholders of record as of December 16, 2022. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2022, we had cash and cash equivalents of $2,474 million, short term investments of $1,386 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2021, $2,375 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2022 of approximately $215 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2022 and 2021 totaled $2,977 million and $2,600 million, respectively. The increase in cash provided by operating activities in the period in 2022 of $377 million is primarily attributable to the increase in future policy benefits of $799 million, which was primarily related to cash received for PRT transactions, the change in funds withheld from reinsurers of $566 million, the change in trade receivables of $195 million and the change in income taxes of $261 million, partially offset by the decrease in net earnings of $822 million and the timing of receipts and payments of prepaid assets and payables, and other individually immaterial items.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were $7,890 million and $4,863 million, respectively. The increase in cash used in investing activities in the period in 2022 of $3,027 million is primarily attributable to decreased proceeds from sales, calls and maturities of investment securities of $1,465 million and net purchases of short-term investments of $1,367 million in the period in 2022 as compared to net proceeds from sales and maturities of short-term investments of $92 million in the corresponding period in 2021, partially offset by other individually immaterial items.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $107 million and $93 million for the nine months ended September 30, 2022 and 2021, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 were $3,027 million and $4,692 million, respectively. The decrease in cash provided by financing activities in the period in 2022 of $1,665 million is primarily attributable to the repayment of our 5.50% Senior Notes of $400 million as compared to cash received associated with our 3.20% Notes offering in the corresponding period in 2021 of $449 million, the net change in secured trust deposits of $328 million, decreased cash inflows from contractholder account deposits of $251 million, and increased purchases of treasury stock of $143 million, partially offset by other individually immaterial items.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 12,369,565 shares of FNF common stock during the nine months ended September 30, 2022 for approximately $511 million, at an average price of $41.31 per share. Subsequent to September 30, 2022 and through market close on November 7, 2022, we repurchased a total of 475,000 shares for approximately $18 million, at an average price of $38.39 under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 15,824,565 FNF common shares for approximately $678 million, at an average price of $42.80 per share.
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
We have unfunded investment commitments as of September 30, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021, are hereby incorporated by reference. In addition, we identified the following additional risk factors during the nine months ended September 30, 2022:
Risk Factors Related to the F&G Distribution
The proposed F&G Distribution is subject to inherent risks
As previously announced, we plan to dividend to our shareholders, on a pro rata basis, 15% of the common stock of our wholly-owned subsidiary, F&G, targeted to be completed in the fourth quarter of 2022. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management's attention and the potential impact of the consummation of the F&G Distribution on relationships, including with employees, suppliers, customers and competitors; our ability to successfully realize the anticipated benefits of the F&G Distribution; the ability to satisfy any necessary conditions (including any applicable regulatory approvals) to consummate the F&G Distribution within the estimated timeframe or at all; the final terms and conditions of the F&G Distribution, including the nature of agreements and arrangements between FNF and F&G following any such transaction, the costs of any such transaction, and the nature and amount of indebtedness incurred by F&G. We cannot provide any assurances regarding the timeframe for completing the F&G Distribution, nor can we provide any assurances that we will be successful in completing the proposed F&G Distribution.
The F&G Distribution could adversely affect our earnings
F&G contributes to a significant portion of our earnings. We have begun to pursue the F&G Distribution. Although there can be no assurance that this process will result in a consummated transaction, any separation of a portion of F&G's business could adversely affect our earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/1/2022 - 07/31/2022	631,945	$37.24	631,945	14,313,055
08/01/2022 - 08/31/2022	2,000,000	$39.93	2,000,000	12,313,055
09/01/2022 - 09/30/2022	2,662,620	$38.21	2,662,620	9,650,435
Total	5,294,565	$38.74	5,294,565
(1)    On August 3, 2021 our Board of Directors approved the Repurchase Program, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024.
(2)    As of the last day of the applicable month.

Item 6. Exhibits
     (a) Exhibits:

10.1	Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISGI Advisors L.L.C.

10.2	Investment Management Agreement, dated as of January 4, 2021, by and between F&G Annuities & Life, Inc. and Blackstone ISG-I Advisors L.L.C.

10.3	Investment Management Agreement, dated as of July 29, 2021, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C.

10.4
Amended and Restated Amendment to Investment Management Agreements; IMA Omnibus Termination Side Letter; SMA Fee Agreement and Participation Fee Agreement, dated September 24, 2021, by and among F&G Life & Annuities, Inc., Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C.

10.5	Amended and Restated Fidelity National Financial, Inc. 2013 Employee Stock Purchase Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601(b)(10)(ii) of Regulation S-K.
* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2022	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)