Form 10-K
period 2022-12-31
Fidelity National Financial, Inc.
filed 2023-02-27
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    or    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2022 was $9,347,180,906 based on the closing price of $35.54 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2023 were:
FNF Common Stock    272,206,915
The information in Part III hereof for the fiscal year ended December 31, 2022, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Item 1.    Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority-owned subsidiary, F&G Annuities & Life ("F&G").
On December 1, 2022, we completed our previously announced separation and distribution to our shareholders, on a pro rata basis, of approximately 15% of the common stock of F&G (the “F&G Distribution”). Following the F&G Distribution, we retained control of F&G through our approximate 85% ownership stake. The F&G Distribution was accomplished by the distribution of 68 shares of common stock, par value $0.001 per share, of F&G for every 1,000 shares of our common stock, par value $0.0001 per share, as a dividend to each holder of shares of our common stock as of the close of business on November 22, 2022, the record date for the F&G Distribution.
As a result of the F&G Distribution, F&G is a separate, publicly traded company and its businesses, assets and liabilities consist of those related to F&G’s business as a provider of insurance solutions serving retail annuity and life customers and institutional clients. Through F&G’s insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company and Fidelity & Guaranty Life Insurance Company of New York, F&G intends to continue to market a broad portfolio of deferred annuities (fixed indexed annuities and multi-year guarantee annuities or other fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements (through funding agreement-backed notes issuances and the Federal Home Loan Bank of Atlanta) and pension risk transfer solutions. All of FNF’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities that are not held by F&G remain with FNF.
As of December 31, 2022, we had the following reporting segments:
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
Title
Leading residential and commercial title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2022, our insurance companies had a 31.9% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA"). While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of independent title agents and employees in our direct operations that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes more than 1,400 direct residential title offices and approximately 5,300 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
F&G
Trusted by distributors. We have long-standing relationships with a broad range of distributors representing more than 82,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 20 leading banks and broker dealers and approximately 271 Independent Marketing Organizations (“IMOs”) that provide back-office support for thousands of independent insurance agents.
Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
Durable investment management edge. Our strategic partnership with Blackstone provides a sustained competitive advantage for our business. Blackstone and its affiliate Blackstone ISG-I Advisors LLC (“BIS”) partners with our strategic investment office to deeply understand our liability profile when making asset allocation decisions and then originates unique investment opportunities not traditionally available to insurers. These investments allow us to enter higher-margin lines and create the potential to intermediate investment banks in credit origination.
Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns.

Approximately 91% of our $30.4 billion fixed indexed and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched.
Track record of attracting top talent. F&G’s management team and nearly 872 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
Clear governance structure. We have a disciplined approach for considering new lines of business to enter, the appropriate product/channel mix for achieving our targeted new business profitability, and the management of our capital and in-force liabilities. Further, we target and pursue opportunities that leverage our strengths.
Our business model is strong and positions us to capitalize on the growth prospects in our addressable markets.
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

F&G
Through a diversified growth strategy, our F&G segment seeks to deliver consistent and increasing earnings driven by asset growth. We are positioned to accomplish these goals through the following areas of strategic focus:
•Targeting large and growing markets. The opportunity for our core annuity products remains significant, as policyholders seek to add safety and certainty to their retirement plans. Our investments in life insurance products allows us to penetrate the underserved middle market, which addresses the needs of many of our cultural communities. And as corporations continue to de-risk their pension funds, our buyout solutions can guarantee pension-holders the lifetime benefits they need and want. Finally, we continue to attract strong institutional annuity buyers with funding agreements. F&G is a national leader in the markets we play in, and demographic trends provide tailwinds and significant room to continue growing.
•Superior ecosystem. Our business model gives us a sustainable competitive advantage. We have strong and long-standing relationships with a diverse network of distributors, a durable investment edge through our Blackstone partnership, a scalable administrative platform, and a track record of attracting and retaining top talent.
•Consistent track record of success. F&G’s deep and experienced management team has successfully diversified products and channels in recent years and demonstrated our ability to deliver consistent top line growth, increase assets under management and generate steady spreads and return on assets across varying market cycles.

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
In the future, we may seek to sell certain investments or other assets to increase our liquidity. In the past, we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally, our goal is to acquire quality companies that are run by best in class management teams and that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry-leading companies along with our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
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
Intellectual Property
We rely on a combination of contractual restrictions; internal security practices; and copyright and trade secret law to establish and protect our software, technology, and expertise across our businesses. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours.
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

Title Insurance
Market for title insurance. According to Demotech Performance of Title Insurance Companies 2022 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $15.6 billion in 2017 to $27.6 billion in 2021, which represents a $6.9 billion increase from 2020. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 79% of net premiums written in 2021. Approximately 34 independent title insurance companies accounted for the remaining 21% of net premiums written in 2021. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
Title Insurance Policies.  Title insurance plays a key role in the U.S. economy by insuring the secure transfer of real estate and facilitating the growth of homeownership. The products and services we offer have a positive social impact on families and communities overall. For many families, their home is the single largest investment that they will make in their lifetimes. Generally, real estate buyers and mortgage lenders purchase title insurance to insure good and marketable title to real estate and priority of lien. An owner’s title insurance policy, like those we issue in connection with the closing of a real estate transaction, is the best way for property owners to protect themselves from losing their property due to unforeseen or unexpected title claims. Unlike other types of insurance, title insurance protects against past problems instead of future risk, such as the previous owner’s debt, liens, or other claims of ownership that may have been in place prior to the purchase of the property. Under our policies, we defend insureds when covered claims are filed against their interest in the property. A brief generalized description of the process of issuing a title insurance policy is as follows:
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
Title insurance companies typically issue title insurance policies directly through branch offices or through affiliated title agencies, or indirectly through independent third-party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly-owned subsidiary agency operation, the title insurance company typically performs or directs the title search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the title search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.
 Prior to issuing policies, title insurers and their agents attempt to reduce the risk of future claim losses by accurately performing title searches and examinations. A title insurance company’s predominant expense relates to such searches and examinations, the preparation of preliminary title reports, policies or commitments, facilitation and closing of real estate transactions and the maintenance of title plants. Title plants are indexed compilations of public records, maps and other relevant historical documents, and the facilitation and closing of real estate transactions. Claim losses generally result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, missing heirs of the property, closing-related errors, etc.
Residential real estate business results from the construction, sale, resale and refinancing of residential properties, while commercial real estate business results from similar activities with respect to properties with a business or commercial use. Commercial real estate title insurance policies insure title to commercial real property, and generally involve higher coverage amounts and yield higher premiums. Residential real estate transaction volume is primarily affected by macroeconomic and seasonal factors, while commercial real estate transaction volume is affected primarily by fluctuations in local supply and demand conditions for commercial space.
Direct and Agency Operations.  We provide title insurance services through our direct operations and independent title insurance agents who issue title policies on behalf of our title insurance companies. Our title insurance companies determine the terms and conditions upon which they will insure title to the real property according to our underwriting standards, policies and procedures.
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
We have approximately 1,400 offices throughout the U.S. primarily providing residential real estate title insurance. We continuously monitor the number of direct offices to ensure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated primarily through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2022, we transact business with approximately 5,300 agents.
Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,858	41.8%	$3,571	41.8%	$2,699	42.9%
Agency	3,976	58.2	4,982	58.2	3,599	57.1
Total title insurance premiums	$6,834	100.0%	$8,553	100.0%	$6,298	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 27.5%, 28.1%, and 29.7% of total Title segment revenues in 2022, 2021, and 2020, respectively.
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
Claims. An important part of our business is responsible claims management. We employ a large staff of attorneys in our claims department to handle title and escrow claims. Our claims processing centers are located in Omaha, Nebraska and Jacksonville, Florida. In-house claims counsel are also located in other parts of the country.
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
Reinsurance and Coinsurance.  Within our Title segment, we limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured exceeds state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides an $75 million limit of coverage from a single loss occurrence for losses in excess of a $25 million retention per single loss occurrence ("First XOL Contract"). The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 16.25%. The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $610 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.2 billion.
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
 Regulation. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms and accounting and financial practices; establishing reserves and capital and surplus in regards to policyholder requirements defining suitable investments for reserves and capital and surplus; approving rate schedules; etc. The state regulation process for rate changes ranges from states that set rates, to states where individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval.

Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2022, the combined statutory unearned premium reserve required and reported for our title insurers was $1,772 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
In addition to state-level regulation, our title insurance and certain other real estate businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), which also included regulation over financial services and other lending related businesses. The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Truth-in-Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("RESPA") formerly placed with the Department of Housing and Urban Development.
 As a holding company with no significant business operations of our own, we depend on dividends or other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on and repayment of principal of any debt obligations and to pay any dividends to our shareholders. The payment of dividends or other distributions to us by our insurers is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution unless the applicable insurance regulator has received notice of the intended payment at least 30 days prior to payment and has not objected to or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is statutorily defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:
•10% of the insurer’s statutory surplus as of the immediately prior year end; or
•the statutory net income of the insurer during the prior calendar year.
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2023, our directly owned title insurers can pay dividends or make distributions to us of approximately $606 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,350 million and $1,903 million as of December 31, 2022 and 2021, respectively. The combined statutory earnings of our title insurers were $778 million, $936 million, and $629 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2022.

 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2022.
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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant; the integrity and management of the applicant’s Board of Directors and executive officers; the acquirer’s plans for the insurer’s Board of Directors and executive officers; the acquirer’s plans for the future operations of the domestic insurer; and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our insurers, the insurance change of control laws would likely apply to such a transaction.
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
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:
•An S&P "A" rating is the third highest rating of eleven ratings for S&P. According to S&P, an insurer rated “A” has strong capacity to meet its financial commitments, but is somewhat more susceptible to adverse effects of changes in circumstances and economic conditions than insurers with "AAA" or "AA" ratings.
•A Moody's "A2" rating is the third highest rating of nine ratings for Moody's. Moody's states that companies rated “A2” are judged to be upper-medium grade and are subject to low credit risk.
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
The ratings of S&P, Moody’s, and Demotech described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. For further information, refer to Item 1A. Risk Factors — "If the rating agencies downgrade our Company, our results of operations and competitive position in the title insurance industry may suffer.”
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
As of December 31, 2022 and 2021, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was approximately $3.2 billion and $3.7 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2022 and 2021:

	December 31,
	2022				2021
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating(1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$504	23.4%	$475	23.1%	$589	25.0%	$597	24.9%
Aa/AA	129	6.0	125	6.1	157	6.7	164	6.8
A	574	26.6	546	26.5	532	22.6	548	22.8
Baa/BBB	741	34.4	707	34.4	798	33.9	809	33.7
Lower	154	7.1	142	6.9	205	8.7	206	8.6
Other (2)	55	2.5	62	3.0	72	3.1	77	3.2
	$2,157	100.0%	$2,057	100.0%	$2,353	100.0%	$2,401	100.0%
(1)Ratings as assigned by Moody’s or S&P, if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2022:

	December 31, 2022
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$412	20.8%	$404	21.5%
After one year through five years	1,095	55.2	1,029	54.9
After five years through ten years	331	16.7	306	16.3
After ten years	86	4.3	78	4.2
Mortgage-backed/asset-backed securities	60	3.0	59	3.1
	$1,984	100.0%	$1,876	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.

At December 31, 2022 and 2021, we held $187 million and $136 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2022 and 2021, other long-term investments were $127 million and $91 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2022 and 2021, short-term investments amounted to approximately $1 billion and $118 million, respectively.
Our investment results for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022	2021	2020
	(Dollars in millions)
Net investment income (1)	$234	$108	$152
Average invested assets	$4,520	$3,759	$3,736
Effective return on average invested assets	5.2%	2.9%	4.1%
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
F&G
Through F&G, and its wholly-owned insurance subsidiaries, we market a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements and pension risk transfer solutions.
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered into the bank and broker dealer distribution channels to connect with even more customers. As of December 31, 2022, F&G has approximately 623,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.
Through the efforts of F&G's approximately 872 employees, most of whom are located in Des Moines, Iowa, and through a network of approximately 271 IMOs and 20 leading banks and independent broker dealers, representing approximately 82,000 independent agents and advisers, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our IUL insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are FIAs that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2022, FIAs generated approximately 40% of our total gross sales. The remaining 60% of sales were primarily generated from funding agreements (13%), fixed rate annuities (33%), PRT sales (13%) and IUL (1%). We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest predominantly in options on the S&P 500 Index. The majority of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Annuities. Through F&G’s insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), immediate annuities, and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.

Deferred Annuities – FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contract owners typically make a single deposit into our deferred annuities. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase.
We purchase derivatives consisting predominantly of over-the-counter options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy such as the S&P 500. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders’ contract elections. The down-side risk to F&G is limited to the cost of the options because if the value of the options decreases there is no index credit. The cost of the hedge is included in the pricing of the product and can be reset on an annual basis for each policy based on market conditions. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contract’s anniversary date. The change in the fair value of the options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The options and futures contracts are marked to fair value with the change in fair value included as a component of “Recognized gains and losses, net” in our Consolidated Statements of Earnings. The change in fair value of the options and futures contracts includes the gains and losses recognized at the expiration of the instrument’s term or upon early termination and the changes in fair value of open positions. GAAP accounting of the reserve liability for products with embedded derivatives such as FIA creates additional volatility beyond the accounting for the options and the futures.
The contract holder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 1% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 0% to 3% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 180% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contract holder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 30% of the FIA sales for the year ended December 31, 2022, involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 1% to 15%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 37% of our FIA contracts were issued with a GMWB rider for the year ended December 31, 2022. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.
Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2022, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2022 was 3%.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs, and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 8% to 15% of the contract value for FIAs and is 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our FIAs and 7% for our fixed rate annuities as of December 31, 2022. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. At December 31, 2022, approximately 72% of our business included an MVA feature.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2022:

	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
SURRENDER CHARGE EXPIRATION BY YEAR	(Dollars in millions)
Out of surrender charge	$2,626	9%	—%
2023	1,463	5%	5%
2024 - 2026	6,830	22%	6%
2027 - 2028	5,017	17%	7%
2029 - 2030	5,977	20%	8%
Thereafter	8,490	27%	11%
Total	$30,403	100%	37%
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
Single Premium Immediate Annuities. We have previously sold single premium immediate annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Existing policyholders may elect to surrender their contract and use the proceeds to purchase a supplementary contract which functions as a SPIA.
Life Insurance. We currently offer IUL insurance policies and have previously sold universal life, term and whole life insurance products. Holders of universal life insurance policies may make periodic payments over the life of the contract and earn returns on their policies, which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products and universal life contracts issued after March 1, 2010, are subject to a reinsurance arrangement with Wilton Reassurance Company (“Wilton Re”). See section titled “Reinsurance-Wilton Re Transaction” in Item 1. Business.
Funding Agreements. As defined by the IID, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers are agreeing to a defined stream of future payments in exchange for a single upfront premium. This type of business is sometimes referred to as spread lending, as funding agreement providers invest upfront premiums with the intent to earn an investment spread on the funds prior to making agreed upon maturity and interest payments. The structure of the payments can take several forms, but are commonly a fixed or variable interest payment with a single maturity principal re-payment.
F&G currently utilizes two forms of funding agreement offerings. The first is through the issuance of collateralized funding agreements with the FHLB. This enables spread-based income without longevity or mortality exposure given the certainty in liability profile. Funding agreements through the FHLB are flexible in their format and the ability to issue during broad windows, as long as sufficient eligible collateral has been deposited with the bank.
In June 2021, we established a funding agreement backed note ("FABN") program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2022, we had approximately $2.6 billion outstanding under the FABN Program.
Pension Risk Transfer. In July 2021, we entered the pension risk transfer market. A pension risk transfer occurs when a defined-benefit pension provider seeks to remove some or all of its obligation to pay guaranteed retirement income or post-retirement benefits to plan participants. There are four major types of PRT strategies: longevity reinsurance, buy-in, buy-out, and paying in lump sums. We are currently active in plan buy-outs, where we have a direct, irrevocable commitment to each covered participant to make the specified annuity payments based upon the terms of the pension plan. Plan buy-out transactions fully and permanently transfer all investment, mortality, and administrative risk, associated with covered benefits, from the pension plan sponsor to the insurance provider.
Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature, but may vary in duration based on participant mortality experience. These products primarily create earnings through spread income. In each transaction FGL Insurance and/or FGL NY Insurance issues a group annuity contract to discharge pension plan liabilities from a pension plan sponsor, either through a separate account or through a general account guarantee. Certificate holders covered under a group annuity contract have a guaranteed benefit from the insurance company.
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2022, we had completed PRT transactions that represented pension obligations of $2.5 billion.
Distribution. We distribute our annuity and life insurance products through three main channels of distribution: independent agents, banks, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an independent marketing organization ("IMO"), the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact finding and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 271 IMOs, representing approximately 73,000 agents. We believe that our relationships with these IMOs are strong. The average tenure of the Power Partners is approximately 19 years. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 41 Power Partners, comprised of 19 annuity IMOs and 22 life insurance IMOs.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker dealers, and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 20 banks and broker dealers, representing approximately 9,000 financial advisers. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2022, the top 5 firms represented 87% of channel sales. Bank and broker dealers represented 44% of annuity sales for the year ended December 31, 2022.
The top five states for the distribution of FGL Insurance’s products in the year ended December 31, 2022 were Florida, California, Texas, Pennsylvania and New Jersey, which together accounted for 37% of FGL Insurance’s premiums.
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
Investments. Within our F&G segment, we embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of high-quality debt securities. Our investment strategy is designed to (i) preserve capital, (ii) provide consistent yield and investment income, and (iii) achieve attractive absolute returns. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes. The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies.
FGL Insurance and certain other subsidiaries of F&G (other than FGL NY Insurance) are party to IMAs with BIS pursuant to which BIS is appointed as investment manager of the F&G Accounts. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. For certain asset classes, we continue to utilize specialized third-party investment managers. As of December 31, 2022, approximately 91% of our $41 billion investment portfolio was managed by BIS, with 8% managed by other third parties, and the remaining 1% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.
Our investment portfolio consists of high quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans ("CMLs"), residential mortgage loans ("RMLs"), limited partnership investments, and other investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings required as part of our funding arrangements with the FHLB.
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. We currently maintain:
•a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 4.9 years vs. liability duration of 5.1 years); and
•an exposure to less rate-sensitive assets of 30%, of invested assets as of December 31, 2022.
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

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba2
Outlook		Stable	Stable	Positive
Senior Unsecured Notes (2028 maturity) (a)	Not Rated	BBB-	BBB-	Not Rated
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Positive
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	BBB-	BBB-	BBB	Not Rated
Outlook	Positive	Stable	Stable
Senior Unsecured Notes	BBB-	BBB	BBB	Baa2
Outlook	Positive			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	A-	A-	Baa1
Outlook	Positive	Stable	Stable	Positive
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	A-	A-	Not Rated
Outlook	Positive	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	Baa1
Outlook		Stable	Stable	Positive
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable
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

Please refer to Note F Derivative Financial Instruments to our audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2022, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
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
Wilton Reinsurance Transaction. Pursuant to the agreed upon terms, Wilton Reassurance Company ("Wilton Re") purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
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

Canada Life Reinsurance Transaction. Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera"), an unaffiliated reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third-party reinsurer. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note O F&G Reinsurance to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
Aspida Reinsurance Transaction. FGL Insurance has a reinsurance agreement with ASPIDA Life Re Ltd. (“Aspida Re”), an unaffiliated reinsurer, to cede certain MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note O F&G Reinsurance to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
New Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. (“New Re”), a third-party reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a Munich Re), to cede certain fixed index annuity policies.
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
FGL Insurance has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (CARVM) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $200 million available to draw on as of December 31, 2022. The facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the Reimbursement Agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. ("FGLH") is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2022 and December 31, 2021, Raven Re’s statutory capital and surplus was $11 million and $62 million, respectively, in excess of the minimum level required under the Reimbursement Agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance's estimated U.S. RBC ratio was approximately 440% target for the year ended December 31, 2022. See section titled “Risks Relating to Our Business-A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency, could make our product offerings less attractive and increase our cost of capital, and thereby adversely affect our financial condition and results of operations” in Item 1A. Risk Factors.
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2022, FGL Insurance, FGL NY Insurance and Raven Re had three, four and three ratios outside the usual range, respectively. The IRIS ratios for net income to total income (including realized capital gains and losses), change in premium and change in product mix for FGL Insurance were outside the usual range. The IRIS ratios for net change in capital and surplus, gross change in capital and surplus, net income to total income (including realized capital gains and losses) and change in reserving ratio for FGL NY Insurance were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income and change in premium for Raven Re were outside the usual range.
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
FGL Insurance, FGL NY Insurance, and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2022 complied in all material respects with such regulations.
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
We may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the Internal Revenue Code (the "Code"), including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and holds fiduciaries liable if they fail to satisfy fiduciary standards of conduct.

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
Several states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa. Management has instituted business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the NYDFS best interest rule adopted in August 2019, which survived a legal challenge and deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales.
In December 2020 the U. S. Department of Labor (DOL) issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Code and sets forth a new prohibited transaction class exemption (PTE) referred to as PTE 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling individual retirement account ("IRA") products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021.
The DOL investment advice rule leaves in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an individual retirement account (“IRA”), and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. FGL Insurance, along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile the DOL has publicly announced its intention to consider future rulemaking that would revoke or modify PTE 84-24.
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
Regulation - Bermuda. F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class C insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
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
The minimum solvency margin that must be maintained by a Class E insurer is the greater of: (i) $8,000,000; (ii) 2% of first $500,000,000 of assets plus 1.5% of assets above $500,000,000; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Insurance Act to waive the aforementioned requirements.

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
Regulation - Cayman. F&G Cayman Re Ltd. ("F&G Cayman Re") is licensed as a class D insurer in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”). As a regulated insurance company, F&G Cayman Re is subject to the supervision of CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
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
While our title insurance products and services are not materially impacted by climate change, we believe that building a sustainable business starts with being transparent about our business practices, corporate governance, environmental impact, and our commitments to our stakeholders. In 2019, we shared our inaugural Sustainability report. Since then, we have continued to enhance our ESG efforts and publish updates on our progress annually. Additional information regarding our ESG efforts and commitment to sustainable business practices can be found on our sustainability page at www.fnf.com.

FNF’s core ESG commitments include:
Protecting Property Owners: Our policyholders depend on the strength and security of a reputable title insurance company to protect their home for years to come. As a provider of title insurance, we protect the rights of the insured – both residential and commercial property owners – against unexpected legal and financial claims that may arise after closing.
Data Privacy and Fraud Protection: The safety and security of our policyholders, customers, vendors and employees is one of our top priorities. This means ensuring rigorous information security and internal auditing protocols, and monitoring to help ensure the safety of funds and private information when it is in our custody. We are also always working hard to educate and protect our stakeholders from fraud, through enhancing our fraud prevention programs.
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
We have a number of efforts underway to reduce our environmental footprint across our locations. Our efforts include: monitoring and mitigating our carbon footprint, eliminating the use of plastic water bottles, and participating in recycling programs. As part of a traditionally paper-intensive industry, we have implemented customer-focused technology to significantly reduce paper consumption in real estate transactions, and we are committed to moving the title insurance industry in a more sustainable direction.
Supporting Our Employees and Communities: As one of our greatest assets, we are committed to providing our employees with opportunities to expand their knowledge base and develop skills for career advancement. Additionally, we are committed to building a diverse and inclusive workplace, and we strongly believe that the diversity of our clients should be reflected among our employees. With over 1,400 locations throughout the United States and Canada and over 21,000 employees, we are positioned to make a difference within the communities in which we operate. Through local community involvement, corporate initiatives, and philanthropic giving – as well as an active community volunteer ethos – we work hard each day to support the communities in which we live. This community outreach and support has become even more pertinent in the ongoing battle against COVID-19, and we continue to provide resources to ensure the health and safety of our employees, their families, our customers, and our community.
Operating Ethically: Our reputation for integrity is one of our most important assets, and each of our employees and directors is expected to contribute to the care and preservation of that asset. We operate in ways that we believe are fair, transparent, and compliant with applicable regulations. We implement strong governance practices, policies, training, and reporting avenues designed to encourage and promote that all employees adhere to the highest standards for business integrity.
Human Capital Resources
Employees
As of January 31, 2023, we had 21,759 full-time equivalent employees, which includes 20,195 in our Title segment, 889 in our F&G segment and 675 in our Corporate and other segment. In our Title segment, we monitor our staffing levels based on current economic activity. In our F&G segment, our employee base increased approximately 40% during 2021 as our F&G business continues to grow. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
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
FNF’s Code of Business Conduct & Ethics prohibits discrimination and harassment. We have a written nondiscrimination policy that is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual trainings including Code of Business Conduct and Ethics Training and Reporting Harassment: Everyone’s Responsibility Training.
We have many women in leadership roles throughout our organization. As of January 31, 2022, out of the 19,332 U.S. based employees under FNF, 70% of the total workforce are women and 30% are men. Two out of eleven board members are women; 42% percent of the members of FNF’s Executive Team are women; and 68% of FNF’s Non-Executive Managers are women. Our annual Women in Leadership Program for female executives, managers, and future managers is designed to encourage and promote women into more active leadership roles within FNF.
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
FNF offers a variety of training and educational opportunities for employees including, but not limited to, training on escrow policies and procedures, advanced escrow processing and practices, title loss reduction, title underwriting, advanced title practices and procedures, fraud prevention, as well as software, soft skills, sales, and time management trainings. Our Commercial Sales University is a course for new commercial sales reps and our Leadership Development Program provides employees mentorship from senior executives.
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
•potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors;
•regulatory investigations of the title insurance industry;
•loss of key personnel that could negatively affect our financial results and impair our operating abilities;
•our business concentration in the States of California and Texas are the source of approximately 12.0% and 15.0%, respectively, of our title insurance premiums;
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

•changes in general economic, business, and political conditions, including changes in the financial markets related to COVID-19 conditions;
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
Risk Factors Relating to Market Conditions
If economic and credit market conditions continue to deteriorate, it could have a material adverse impact on our investment portfolio and could also cause our stock price to fluctuate significantly.
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
In addition, many factors unrelated to our business could cause the market price of our common stock to rise and fall, including the operating and stock price performance of other comparable companies, investors’ general perception of our industry, and changes in general economic and market conditions. If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Equity market volatility could negatively impact our business.
The estimated cost of providing GMWB associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net earnings (loss). The rate of amortization of our deferred acquisition costs ("DAC"), deferred sales inducements ("DSI") and value of business acquired ("VOBA") relating to FIA products could also increase if equity market performance is worse than assumed and have a materially adverse impact on our results of operations and financial condition.
Conditions in the economy generally could adversely affect our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the U.S. economy. Adverse economic conditions may result in a decline in revenues and/or erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, our F&G segment may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
A worsening business climate, such as the current recession, or changing trends could cause issuers of the fixed-income securities that we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio. If we fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause the market value of the fixed-income securities we own to decline. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio. Finally, market volatility could cause investment income fluctuations in regards to our alternative investments that may differ significantly from period to period.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 21, 2023 calculates an approximately $2.2 trillion mortgage origination market for 2022, which would be a decrease from 2021 resulting primarily from decreases in both purchase and refinance activity. The MBA predicts overall mortgage originations in 2023 will also decrease when compared to 2022 as a result of decreases in both purchase and refinance activity. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under 'Business Trends and Conditions' within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.

Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Interest rate risk is a significant market risk as our F&G business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. For several years prior to 2022, interest rates remained at or near historically low levels. A prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.
During periods of increasing interest rates, such as those observed in 2022, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders) thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition and results of operations. We have developed and maintain asset liability management (“ALM”) programs and procedures designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
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
Goodwill aggregated approximately $4,642 million, or 7.1% of our total assets, as of December 31, 2022. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For the years ended December 31, 2022, 2021 and 2020, no goodwill impairment charge was recorded. However, if the current economic downturn continues or escalates into further deterioration, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2022, our outstanding debt was $3,238 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) we may be unable to adjust rapidly to changing market conditions; (iv) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
We have been issuing guaranteed minimum withdrawal benefit (“GMWB”) products since 2008. In our reserve calculations, we make assumptions for policyholder behavior as it relates to GMWB utilization. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. Based on experience of GMWB utilization, which continues to emerge, we updated our GMWB utilization assumption during 2022, with a favorable impact on reserves. We will continue to monitor the GMWB utilization assumption and update our best estimate as applicable.
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

Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2023, our title insurers may pay dividends or make distributions to us of approximately $606 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
Within our F&G segment, we must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that offer a larger variety of products than we do. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
Risk Factors Related to the F&G Distribution
The F&G Distribution could adversely affect our results of operations or financial condition.
On December 1, 2022, we completed the F&G Distribution. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management’s attention and the potential impact of the F&G

Distribution on relationships, including with employees, suppliers, customers and competitors; our ability to successfully realize the anticipated benefits of the F&G Distribution; the terms and conditions of agreements and arrangements between FNF and F&G following the distribution, such as the Corporate Services Agreement, dated as of November 30, 2022, between FNF and F&G (the “Corporate Services Agreement”), which provides for, among other things, the provision of certain services by FNF to F&G following the F&G Distribution; and the nature and amount of indebtedness incurred by F&G. In addition, our F&G segment contributes to a significant portion of our earnings and the F&G Distribution could adversely affect our earnings.
Certain F&G directors may have actual or potential conflicts of interest because of their FNF equity ownership or their current or former FNF positions.
A number of F&G’s directors have been, and will continue to be, officers, directors or employees of FNF (or officers, directors or employees of affiliates of FNF) and, thus, have professional relationships with FNF’s officers, directors or employees. In addition, certain of F&G’s directors and executive officers own FNF common stock or other equity compensation awards. These relationships may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF and F&G. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between FNF and F&G regarding the terms of the agreements governing F&G’s relationship with FNF, including the Corporate Services Agreement.
FNF or F&G may fail to perform under various transaction agreements that were executed as part of the F&G Distribution.
In connection with the F&G Distribution, FNF and F&G entered into a separation and distribution agreement, the Corporate Services Agreement, and other transaction agreements. The transaction agreements determine the allocation of assets, rights and liabilities between the companies and include indemnifications related to liabilities and obligations. The Corporate Services Agreement provides for the performance of certain services by us for the benefit of F&G for a limited period of time after the F&G Distribution. The reverse services agreement provides for the performance of certain services by F&G for the benefit of FNF for a limited period of time after the F&G Distribution. We will rely on F&G to satisfy its obligations under the transaction agreements. If F&G is unable to satisfy its obligations under the transaction agreements, including its indemnification obligations, we could incur operational difficulties or losses.
Risk Factors Relating to the Geographic Concentrations of our Business Segments
Because we are dependent upon California and Texas for approximately 12.0% and 15.0% and of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2022, California-based premiums accounted for approximately 26.8% of premiums earned by our direct operations and 0.6% of our agency premium revenues, while Texas-based premiums accounted for 20.2% of premiums earned by our direct operations and 11.0% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 12.0% and 15.0%, respectively, of our total title insurance premiums for 2022. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our life insurance and annuity products in our F&G segment are Florida, California, Texas, Pennsylvania and New Jersey. Any adverse economic developments or catastrophes in these states could have an adverse impact on our F&G segment.
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
Our F&G segment is highly regulated and subject to numerous legal restrictions and regulations.
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
“Fiduciary” Rule Proposals
The DOL investment advice rule leaves in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. F&G, along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile the DOL has publicly announced its intention to consider future rulemaking that would revoke or modify PTE 84-24.
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
Our reinsurance subsidiary, F&G Life Re, is registered in Bermuda under the Bermuda Insurance Act and subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the European Union on a “level playing field.” In connection with its initial efforts to achieve equivalency under the European Union’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission in 2016 granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time.
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

The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.
The Secure 2.0 Act of 2022, Division T of the Consolidated Appropriations Act, 2023 (“SECURE Act 2.0”), was signed into law on December 29, 2022, and went into effect as early as January 1, 2023, in certain respects. The SECURE Act 2.0 contains provisions that may impact our F&G insurance subsidiaries, and these changes could affect the desirability of IRAs, necessitate changes to our administrative system to implement the Secure Act 2.0, and affect, to some extent, the length of time that IRA assets remain in our annuity products. These provisions include, for example, raising the age for required minimum distributions from IRAs from 72 to 73 (age 74 after 2032); additional exceptions to the 10% penalty tax for distributions before age 59-1/2; reduction of the penalty for failures to take a required distribution amount; directions to the SEC for new registration forms for registered index linked annuities; and directions to the DOL to revisit fiduciary standards relating to choosing an annuity provider in pension risk transfer transactions. While we cannot predict whether, or to what extent, the SECURE Act 2.0 will ultimately impact us, whether positive or negative, it may have implications for our business operations and the markets in which we compete.
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
Our F&G insurance subsidiaries cede material amounts of insurance and transfer related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Wilton Re represents our largest reinsurance counterparty exposure. We also utilize funds withheld reinsurance counterparty risk. Under funds withheld arrangements, each of our F&G insurance subsidiaries retains possession and legal title to assets backing ceded liabilities.
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
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $18.9 billion at December 31, 2022. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
Risk Factors Related to a National or Global Crisis, Climate Change, Computer Cyber-terrorism and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural disasters or those caused by humans.
Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects:
•the outbreak of a pandemic disease, like COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to its impact on the economy and financial markets;

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
Natural catastrophes, pandemics (including COVID-19) and malicious and terrorist acts present risks that could adversely affect our results of operations. Claims arising from such events could have an adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.
While we believe we have taken steps to identify and mitigate these types of risks, such risks cannot be reliably predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, results of operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.
General Risk Factors
Failure of our information security systems or processes could result in a loss or disclosure of confidential information, damage to our reputation, monetary losses, additional costs and impairment of our ability to conduct business effectively.
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, credit cards and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment assets and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats such as ransomware or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent. Examples of security threats that represent significant inherent risk with little to no warning are the SolarWinds supply chain compromise from 2020 and the Apache Software Foundation Log4j vulnerability in its product disclosed in December of 2021. With SolarWinds, we took all appropriate steps to evaluate any impact and we do not believe we were impacted by this incident. Similar supply chain incidents or breaches could occur to us directly or indirectly through our vendors with little or no warning. With Log 4j, we took all appropriate steps to mitigate exposure to our systems. We know that certain applications in our environment did utilize the affected versions of Log4j. Although we believe we identified and remediated the known Log4j vulnerabilities with no indication of compromise, the risk of additional vulnerabilities and potential attacks related to this issue may continue for several months given the complexity and widespread nature of the situation. We are also working closely with our supply chain partners to ensure they are addressing these vulnerabilities. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.
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
Damage to our reputation may adversely affect our revenues and profitability.
Our reputation is a key asset, and our continued success is dependent upon our ability to earn and maintain the trust and confidence of our broad range of customers. We provide our products and services to a wide range of customers, and our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, cybersecurity incidents, unfavorable press coverage, and unfavorable comments on social media. Any damage to our reputation could adversely affect our ability to attract and retain customers and employees, potentially leading to a reduction in our revenues and profitability.
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
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could adversely impact our business and our ability to compete effectively.
We may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or we could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, we could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.      Properties
Our corporate headquarters are in Jacksonville, Florida in owned facilities. F&G's headquarters are in Des Moines, Iowa in leased facilities.
The majority of our branch offices are leased from third parties. See Note Q Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 46 states, Washington, DC, Canada, India, Bermuda and the Cayman Islands.

Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note H Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF".
On January 31, 2023, the last reported sale price of our common stock on the New York Stock Exchange was $44.03. We had approximately 5,998 shareholders of record on January 31, 2023.
Refer to Note U Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2022. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2017, with dividends reinvested over the periods indicated.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022

Fidelity National Financial, Inc.	100.00	82.86	123.41	111.03	153.45	120.41
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	84.70	109.40	104.43	165.46	110.16

Dividends
On February 16, 2023, our Board of Directors formally declared a $0.45 per FNF share cash dividend that is payable on March 31, 2023 to FNF shareholders of record as of March 17, 2023. During the years ended December 31, 2022 and 2021, we declared dividend on our common stock of $1.77 and $1.56, respectively.
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
During the quarter ended December 31, 2022, we repurchased a total of 1,000,000 FNF common shares for an aggregate amount of $38 million or an average of $37.87 per share. Subsequent to December 31, 2022 and through market close on February 23, 2023, we repurchased a total of 100,000 shares for approximately $4 million in the aggregate, or an average of $38.45 under the 2021 Repurchase Program. Since the original commencement of the 2021 Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for an aggregate amount of $701 million, or an average of $42.60 per share.
The following table summarizes repurchases of equity securities by FNF during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2022 - 10/31/2022	475,000	38.39	475,000	9,175,435
11/1/2022 - 11/30/2022	—	—	—	9,175,435
12/1/2022 - 12/31/2022	525,000	37.4	525,000	8,650,435
Total	1,000,000	$37.87	1,000,000
(1)    On August 3, 2021 our Board of Directors approved the 2021 Repurchase Program, effective August 3, 2021, under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024.
(2)    As of the last day of the applicable month.

Item 6. Reserved.

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
The most recent forecast of the MBA, as of February 21, 2023, estimated (actual for fiscal year 2021) the size of the U.S. residential mortgage originations market as shown in the following table for 2021 - 2025 in its "Mortgage Finance Forecast" (in trillions):

	2025	2024	2023	2022	2021
Purchase transactions	$1.8	$1.7	$1.4	$1.6	$1.8
Refinance transactions	$0.7	$0.6	$0.5	$0.6	$2.6
Total U.S. mortgage originations forecast	$2.5	$2.3	$1.9	$2.2	$4.4
As of February 21, 2023, the MBA expects residential purchase transactions to decrease in 2022 and 2023 followed by increases in 2024 and 2025. Additionally, the MBA expects residential refinance transactions to dramatically decrease in 2022, followed by a slight decrease in 2023 before slightly increasing in 2024 and 2025. The MBA expects overall mortgage originations to decrease in 2022 and 2023 before increasing in 2024 and 2025.
In recent years, total originations have been reflective of a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Interest rate cuts in the second half of 2019 resulted in a significant increase in refinance transactions and a slight increase in purchase transactions. In the beginning of 2020, refinance and purchase transactions remained strong until the outbreak of COVID-19.
On March 15, 2020, the Federal Reserve took emergency action and reduced its benchmark interest rate by a full percentage point to nearly zero. Following this emergency action, average interest rates for a 30-year fixed rate mortgages fell throughout the remainder of 2020. The outbreak of COVID-19 resulted in significant uncertainty in the economic outlook in the second quarter of 2020, and as a result real estate activity decreased significantly as consumers moved to the sidelines to assess the ongoing impact of COVID-19. However, real estate activity began to rebound in June 2020, with increases in purchase activity and a surge in refinance transactions as a result of historically low interest rates.
Residential purchase and refinance activity remained strong in 2021. However, with the surge in residential refinance transactions in 2020, residential refinance transactions began to slow in 2021 as the population of eligible refinance candidates declined.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 4.25% and 4.50% as of December 2022 in an effort to combat inflation. Interest rates on a 30-year, fixed rate mortgage averaged 5.2% in 2022, up from 3.2% in 2021. On February 2, 2023, the Federal Reserve raised the benchmark interest rate an additional 25 basis points.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which has continued into 2023. Additionally, geopolitical uncertainties associated with the war in Ukraine have created additional volatility in the global economy beginning in 2022. Existing-home sales decreased 34% in December 2022 as compared to the corresponding month in

2021 while median existing-home sales prices rose to $366,900 in December 2022, a 2% increase over the corresponding month in 2021.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, indicated that the United States was on strong footing prior to the outbreak of COVID-19. According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was at a historically low 3.5% in February 2020 but subsequently fluctuated dramatically before reaching 6.7% in December 2020. In 2021, the unemployment rate fell dramatically and remained near record lows throughout 2022. The unemployment rate was 3.5% and 3.9% in December of 2022 and 2021, respectively.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years prior to the COVID-19 pandemic, we experienced strong demand in commercial real estate markets. In 2020, we experienced decreases in commercial volumes and commercial fee-per-file as a result of the outbreak of COVID-19. Commercial volumes and commercial fee-per-file recovered in the second half of 2020 and remained stable throughout 2021 and the first three quarters of 2022. Commercial volumes and commercial fee-per-file declined in the fourth quarter of 2022.
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
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020, 2021 and 2022 deviated from historical patterns due to COVID-19 and the subsequent rapid increase in interest rates. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
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
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$1,027	15.0%	$1,112	13.0%	$778	12.3%
California	819	12.0	1,251	14.6	958	15.2
Florida	722	10.6	799	9.3	540	8.6
Pennsylvania	356	5.2	439	5.1	303	4.8
Illinois	360	5.3	436	5.1	312	5.0
All others	3,550	51.9	4,516	52.9	3,407	54.1
Totals	$6,834	100.0%	$8,553	100.0%	$6,298	100.0%

F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
COVID-19 Pandemic
The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 increased our mortality experience in 2021 and 2020 in both our single premium immediate annuity (“SPIA”) and IUL business which largely offset each other. As of December 31, 2022, we have not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our FIA and IUL products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2022 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2022	%	December 31, 2021	%
	(Dollars in millions)
Known claims	$195	10.8%	$337	17.9%
IBNR	1,615	89.2	1,546	82.1
Total Reserve for Title Claim Losses	$1,810	100.0%	$1,883	100.0%
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
We recorded our loss provision rate at 4.5% for the years ended December 31, 2022, 2021 and 2020 related to policies written in those years. The provision rate in 2022, 2021, and 2020 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, claims expense management, mechanic’s lien underwriting practices, and fraud awareness by lenders, title insurers and settlement agents.
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
The table below presents our title insurance loss development experience for the past three years:

	2022	2021	2020
	(In millions)
Beginning balance	$1,883	$1,623	$1,509
Change in reinsurance recoverable	(128)	94	34
Claims loss provision related to:
Current year	308	385	283
Prior years	—	—	—
Total title claim loss provision	308	385	283
Claims paid, net of recoupments related to:
Current year	(21)	(14)	(11)
Prior years	(232)	(205)	(192)
Total title claims paid, net of recoupments	(253)	(219)	(203)
Ending balance of claim loss reserve for title insurance	$1,810	$1,883	$1,623
Title premiums	$6,834	$8,553	$6,298

	2022	2021	2020
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows (in millions):

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
Year ended December 31, 2022	$294	$134	$(175)	$253
Year ended December 31, 2021	171	124	(76)	219
Year ended December 31, 2020	120	122	(39)	203
As of December 31, 2022 and 2021, our recorded reserves were $1,810 million and $1,883 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $90 million above the mid-point of the provided range of $1.5 billion to $2.0 billion of our actuarial estimates as of December 31, 2022. Our recorded reserves were $59 million above the mid-point of the provided range of our actuarial estimates of $1.5 billion to $2.0 billion as of December 31, 2021.

During 2022, 2021, and 2020, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2006-2009. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see positive development relating to the 2011 through 2022 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Also, any residential lender's policy claim paid relating to a property that is in foreclosure negates any potential loss under an owner's policy previously issued on the property as the owner has no equity in the property. Our ending open claim inventory decreased from approximately 9,600 claims at December 31, 2021 to approximately 9,100 claims at December 31, 2022. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $68 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2022 title premiums of $6,834 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2022, would result in an increase (decrease) in our provision for title claim losses of approximately $181 million.
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
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the years ended December 31, 2022 and 2021, and the seven month period ended December 31, 2020 on the fixed annuity products averaged 7%, 7% and 4%, respectively, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
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
At issue, and at each subsequent valuation, we determine the present value of the cost of the Guaranteed Minimum Withdrawal Benefit ("GMWB") rider benefits and certain Guaranteed Minimum Death Benefit ("GMDB") riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We began issuing our GMWB products in 2008, and future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.

Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$24,812	$—	$24,812
Fixed rate annuities	9,359	(3,719)	5,640
Immediate annuities	4,007	(135)	3,872
Universal life	2,127	(947)	1180
Traditional life	1,777	(786)	991
Funding agreement backed notes ("FABN")	2,613	—	2,613
Pension risk transfer ("PRT")	2,461	—	2,461
Total	$47,156	$(5,587)	$41,569

	As of December 31, 2021
(Dollars in millions)	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities	$23,370	$—	$23,370
Fixed rate annuities	6,369	(1,689)	4,680
Immediate annuities	3,657	(133)	3,524
Universal life	1,981	(983)	998
Traditional life	1,823	(805)	1,018
Funding agreement backed notes	1,904	—	1,904
Pension risk transfer	1,153	—	1,153
Total	$40,257	$(3,610)	$36,647
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
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable
Our fixed maturity securities have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), SOP 03-1 reserves, and deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
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

The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/ IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2022 and December 31, 2021, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
As discussed in Note O F&G Reinsurance of our Consolidated Financial Statements included in Item 8 of Part II of this Report, F&G entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. ("Kubera") effective December 31, 2018, to cede certain multi-year guaranteed annuities ("MYGA") and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.

We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value ("NAV") as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third-party pricing services	$1,333	$25,197	$1,234	$—	$27,764
Priced via independent broker quotations	—	—	6,846	—	6,846
Priced via other methods	—	—	18	47	65
Total	$1,333	$25,197	$8,098	$47	$34,675
% of Total	4%	73%	23%	—%	100%

	As of December 31, 2021
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third-party pricing services	$1,892	$26,389	$920	$—	$29,201
Priced via independent broker quotations	$—	$—	$4,538	$—	4,538
Priced via other methods	$—	$—	$66	$48	114
Total	$1,892	$26,389	$5,524	$48	$33,853
% of Total	6%	78%	16%	—%	100%
Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2022 and 2021, goodwill was $4,642 million and $4,539 million, respectively. The majority of our goodwill as of December 31, 2022 relates to goodwill recorded in connection with the Chicago Title merger in 2000, our initial acquisition of an ownership interest in ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note N Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2022, 2021 and 2020, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.

VOBA, DAC and DSI
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA, DAC and DSI).
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

(Dollars in millions)	As of December 31, 2022	As of December 31, 2021
A change to the long-term interest rate assumption of -50 basis points	$(113)	$(91)
A change to the long-term interest rate assumption of +50 basis points	93	75
An assumed 10% increase in surrender rate	(6)	(4)
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

Accounting for Income Taxes
As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be realized and, to the extent we believe that realizability is not likely, establish a valuation allowance. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.
For the year ended December 31, 2022, changes in market conditions, including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note T Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$2,858	$3,571	$2,699
Agency title insurance premiums	3,976	4,982	3,599
Escrow, title-related and other fees	4,324	4,795	3,092
Interest and investment income	1,891	1,961	900
Recognized gains and losses, net	(1,493)	334	488
Total revenues	11,556	15,643	10,778
Expenses:
Personnel costs	3,192	3,528	2,951
Agent commissions	3,064	3,821	2,749
Other operating expenses	1,721	1,929	1,759
Benefits and other changes in policy reserves	1,125	2,138	866
Depreciation and amortization	496	645	296
Provision for title claim losses	308	385	283
Interest expense	115	114	90
Total expenses	10,021	12,560	8,994
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,535	3,083	1,784
Income tax expense	398	713	322
Equity in earnings of unconsolidated affiliates	15	64	15
Net earnings from continuing operations	$1,152	$2,434	$1,477
 Revenues.
Total revenues decreased by $4,087 million in 2022 compared to 2021, primarily attributable to decreases in both direct and agency premiums, decreases in escrow title-related and other fees, decreases in interest and investment income and net recognized losses on our investment holdings in 2022 as compared to net recognized gains on our investment holdings in 2021. Total revenues increased by $4,865 million in 2021 compared to 2020, primarily attributable to increases in both direct and agency premiums, increases in escrow title-related and other fees and increases in interest and investment income, partially offset by a decrease in recognized gains on our investment holdings.
See Note L Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations decreased by $1,282 million in 2022 compared to 2021, and increased by $957 million in 2021 compared to 2020.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $1,891 million, $1,961 million, and $900 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in 2021 as compared to 2020 is primarily attributable to a full year of activity in our F&G segment.
Recognized gains and losses, net totaled $(1,493) million, $334 million, and $488 million for the years ended December 31, 2022, 2021, and 2020, respectively. Recognized gains and losses, net for the year ended December 31, 2022 are primarily attributable to realized losses on derivatives of $515 million, losses on sales of fixed maturity securities of $282 million, losses on sales of mortgages and other assets of $80 million, losses on sales of equity and preferred securities of $31 million and non-cash valuation losses on equity and preferred security holdings of $584 million. Recognized gains and losses, net for the year ended December 31, 2021 are primarily attributable to realized gains on derivatives of $655 million, gains on sales of fixed maturity securities of $114 million and gains on sales of mortgages and other assets of $13 million, partially offset by losses on sales of equity and preferred securities of $19 million and non-cash net valuation losses on equity and preferred securities of $429 million. Recognized gains and losses, net for the year ended December 31, 2020 are primarily attributable to non-cash valuation gains on equity and preferred security holdings of $208 million, realized gains on derivatives of $192 million, gains on sales of fixed maturity, preferred and equity securities of $148 million, losses on other assets of $25 million and losses on mortgage loans of $32 million.
See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated interest and investment income and realized gains and losses.

Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our Title segment are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Benefits and other changes in policy reserves, which in our F&G segment are charged to earnings in the period they are earned by the policyholder based on their selected strategy. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Title insurance premiums, escrow and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses, therefore; gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
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
Income tax expense was $398 million, $713 million, and $322 million for the years ended December 31, 2022, 2021, and 2020 respectively. Income tax expense as a percentage of earnings before income taxes was 25.9%, 23.1%, and 18.0% in the years ended December 31, 2022, 2021, and 2020 respectively. The increase in income tax expense as a percentage of earnings before taxes in 2022 as compared to 2021 is primarily attributable to the recording of a valuation allowance in 2022 for tax benefits associated with deferred tax assets related to unrealized losses on equity securities for which it is not more likely than not that we will not be able to realize the benefit for tax purposes, partially offset by the tax benefit of realized capital losses carried back to 2017. The increase in income tax expense as a percentage of earnings before taxes in 2021 when compared to 2020 is primarily attributable to valuation allowance releases and the tax status change recorded by F&G in 2020.
For the year ended December 31, 2022, changes in market conditions, including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized.

When assessing the need for valuation allowance for the F&G segment on the unrealized capital loss deferred tax assets, F&G asserts a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. F&G’s ability to assert such a tax planning strategy is dependent upon factors such as F&G’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs.
In the event these estimates differ from our prior estimates due to the receipt of new information, the Company may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Direct title insurance premiums	$2,858	$3,571	$2,699
Agency title insurance premiums	3,976	4,982	3,599
Escrow, title-related and other fees	2,502	3,228	2,782
Interest and investment income	213	109	151
Recognized gains and losses, net	(443)	(393)	143
Total revenues	9,106	11,497	9,374
Expenses:
Personnel costs	2,987	3,292	2,778
Agent commissions	3,064	3,821	2,749
Other operating expenses	1,515	1,725	1,536
Depreciation and amortization	142	138	149
Provision for title claim losses	308	385	283
Interest expense	—	—	1
Total expenses	8,016	9,361	7,496
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$1,090	$2,136	$1,878
Orders opened by direct title operations (in thousands)	1,594	2,689	2,950
Orders closed by direct title operations (in thousands)	1,222	2,169	2,052
Fee per file by direct title operations (in dollars)	$3,381	$2,467	$2,067
Total revenues for the Title segment decreased by $2,391 million, or 21%, in the year ended December 31, 2022 when compared to 2021. Total revenues for the Title segment increased by $2,123 million, or 23%, in the year ended December 31, 2021 when compared to 2020. The decrease in the year ended December 31, 2022 as compared to 2021 is primarily attributable to decreases in both our direct and agency premiums, decreases in escrow, title-related and other fees and an increase in non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in interest and investment income. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increases in both our direct and agency premiums, and increases in escrow, title-related and other fees, partially offset by a decrease in interest and investment income, and an increase in non-cash valuation losses on our equity and preferred investment holdings.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Title premiums from direct operations	$2,858	41.8%	$3,571	41.8%	$2,699	42.9%
Title premiums from agency operations	3,976	58.2	4,982	58.2	3,599	57.1
Total title premiums	$6,834	100.0%	$8,553	100.0%	$6,298	100.0%
Title premiums decreased by 20% in the year ended December 31, 2022 as compared to 2021. The decrease is primarily attributable to a decrease in Title premiums from direct operations of $713 million, or 20%, and a decrease in Title premiums from agency operations of $1,006 million, or 20%. Title premiums increased by 36% in the year ended December 31, 2021 as compared to 2020. The increase is primarily attributable to an increase in Title premiums from direct operations of $872 million, or 32%, and an increase in Title premiums from agency operations of $1,383 million, or 38%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2022	2021	2020
Opened title insurance orders from purchase transactions (1)	71.1%	48.9%	39.0%
Opened title insurance orders from refinance transactions (1)	28.9	51.1	61.0
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	67.9%	44.9%	39.8%
Closed title insurance orders from refinance transactions (1)	32.1	55.1	60.2
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the year ended December 31, 2022 as compared to 2021. The decrease is primarily attributable to a decrease in total closed order volume, partially offset by an increase in fee per file. Title premiums from direct operations increased in 2021 as compared to 2020, primarily due to an increase in total closed order volume, driven by an increase in purchase order volume and an increase in fee per file, partially offset by a decline in refinance volume. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced a decrease in closed title insurance order volumes from both purchase and refinance transactions in the year ended December 31, 2022 as compared to 2021. Total closed order volumes were 1,222,000 in the year ended December 31, 2022 compared to 2,169,000 in the year ended December 31, 2021, an overall decrease of 43.7%. Total closed order volumes from refinance transactions, which have a lower fee per file than purchase transactions, were 369,000 in the year ended December 31, 2022 compared to 1,172,000 in the year ended December 31, 2021, an overall decrease of 69%. The decrease in 2022 is primarily attributable to higher average mortgage interest rates in 2022 as compared to 2021. Total closed order volumes were 2,169,000 in the year ended December 31, 2021 compared to 2,052,000 in the year ended December 31, 2020, an overall increase of 5.7%.The decrease in refinance transactions in 2021 is primarily attributable to the surge in residential refinance transactions in 2020 and the first half of 2021, resulting in a decline in the population of eligible refinance candidates in the second half of 2021.
Total opened title insurance order volumes decreased in the year ended December 31, 2022, as compared to 2021. The decrease in 2022 was attributable to decreases in both opened title orders from purchase transactions and refinance transactions. Total opened title insurance order volumes decreased in the year ended December 31, 2021, as compared to 2020. The decrease in 2021 was attributable to decreased opened title orders from refinance transactions, partially offset by an increase in purchase transactions.
The average fee per file in our direct operations was $3,381 in the year ended December 31, 2022, compared to $2,467 in the year ended December 31, 2021. The increase in average fee per file in 2022 as compared to 2021 reflects an increased proportion of purchase transactions relative to total closed orders and a stable commercial market. The average fee per file in our direct operations was $2,467 in the year ended December 31, 2021, compared to $2,067 in the year ended December 31, 2020. The increase in average fee per file in 2021 as compared to 2020 reflects an increased proportion of purchase transactions relative to total closed orders and a stronger commercial market compared to 2020. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $1,006 million, or 20%, in the year ended December 31, 2022 as compared to 2021, and increased $1,383 million, or 38%, in the year ended December 31, 2021 as compared to 2020. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with trends in the direct business. In addition in 2021 and 2020, lower mortgage rates during those years resulted in a surge in refinance business with agents, which was further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees decreased by $726 million, or 22%, in the year ended December 31, 2022 as compared to 2021, and increased by $446 million, or 16%, in the year ended December 31, 2021 as compared to 2020. Escrow fees, which are more closely related to our direct operations, decreased by $414 million, or 30%, in the year ended December 31, 2022, as compared to 2021, and increased $225 million, or 19%, in the year ended December 31, 2021 as compared to 2020. The decrease in the year ended December 31, 2022 as compared to 2021 is primarily due to the decrease in closed order volume including the decline in residential refinance volume, which have relatively higher escrow fees than residential purchase and commercial transactions. The increase in the year ended December 31, 2021 as compared to 2020 is primarily due to the increase in closed order volume. Other fees in the Title segment, excluding escrow fees, decreased by $311 million, or 17%, in the year ended December 31, 2022 as compared to 2021, and increased $221 million, or 14%, in the year ended December 31, 2021 as compared to 2020. The decrease in Other fees in the year ended December 31, 2022 as compared to 2021 was primarily driven by a decrease in revenues related to our ServiceLink business in addition to decreases in various individually immaterial items. The increase in Other fees in the year ended December 31, 2021 as compared to 2020 was primarily driven by an increase in revenues related to our ServiceLink business in addition to increases in various individually immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations in 2022 and 2021.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $104 million, or 95%, in the year ended December 31, 2022, as compared to 2021, and decreased $42 million, or 28%, in the year ended December 31, 2021 as compared to 2020. The increase in the year ended December 31, 2022 as compared to 2021 was primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to 2021. The decrease in the year ended December 31, 2021 as compared to 2020 was primarily attributable to decreased average fixed maturity portfolio balances, decreased dividends on preferred and common stocks and a decline in interest on cash and short-term investments.
Recognized net losses were $443 million and $393 million in the years ended December 31, 2022 and 2021, respectively. Recognized net gains were $143 million in the year ended December 31, 2020. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $305 million, or 9%, in the year ended December 31, 2022, as compared to 2021, and increased $514 million, or 19% in the year ended December 31, 2021 as compared to 2020. The decrease in the year ended December 31, 2022 as compared to 2021 is primarily attributable to lower average head count in 2022 in response to the significant decline in refinance orders and the recent declines in purchase and commercial orders, partially offset by an increase in the 401(k) match in 2022. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increased commissions driven by the increases in year-over-year closed title order volumes. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 56%, 48% and 51% for the years ended December 31, 2022, 2021 and 2020, respectively. Average employee count in the Title segment was 25,157, 27,297, and 24,638 in the years ended December 31, 2022, 2021 and 2020, respectively.
Other operating expenses decreased by $210 million, or 12%, in the year ended December 31, 2022 as compared to 2021, and increased $189 million, or 12%, in the year ended December 31, 2021 compared to 2020. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28%, 25% and 28% in the years ended December 31, 2022, 2021 and 2020, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$3,976	100.0%	$4,982	100.0%	$3,599	100.0%
Agent commissions	3,064	77.1	3,821	76.7	2,749	76.4
Net retained agent premiums	$912	22.9%	$1,161	23.3%	$850	23.6%
The claim loss provision for title insurance was $308 million, $385 million, and $283 million for the years ended December 31, 2022, 2021, and 2020 respectively. The provision reflects a provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal annuity and life insurance products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our Fixed Indexed Annuity ("FIA") products provide for pre-retirement wealth accumulation and post-retirement income management. Our Indexed Universal Life Insurance ("IUL") products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through Independent Marketing Organizations ("IMOs") and independent insurance agents, and beginning in 2020, independent broker dealers and banks. Additionally, we provide funding agreements and pension risk transfer ("PRT") solutions to various institutions through consultants and brokers.
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
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
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

F&G Results of Operations
The results of operations of our F&G segment for the years ended December 31, 2022 and December 31, 2021 and seven months ended December 31, 2020, were as follows:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Revenues:
Life insurance premiums and other fees	$1,695	$1,395	$138
Interest and investment income	1,655	1,852	743
Recognized gains and losses, net	(1,010)	715	352
Total revenues	2,340	3,962	1,233
Benefits and expenses:
Benefits and other changes in policy reserves	1,125	2,138	866
Personnel costs	157	129	65
Other operating expenses	102	105	75
Depreciation and amortization	329	484	123
Interest expense	29	29	18
Total benefits and expenses	1,742	2,885	1,147
Pre-tax earnings (loss)	598	1,077	86
Income tax expense (benefit)	117	220	75
Net earnings (loss) from continuing operations	$481	$857	$161
Earnings from discontinued operations, net of tax	—	8	(25)
Net earnings (loss)	$481	$865	$136
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent pension risk transfers and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the Consolidated Statements of Earnings for the respective periods:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Life-contingent pension risk transfer premiums	$1,362	$1,147	$—
Traditional life insurance premiums	15	18	13
Life-contingent immediate annuity premiums	17	13	10
Surrender charges	58	33	13
Policyholder fees and other income	243	184	102
Life insurance premiums and other fees	$1,695	$1,395	$138

•Life contingent pension risk transfer premiums for the year ended December 31, 2022 increased compared to the year ended December 31, 2021, due to increased PRT premiums, reflecting our first full year in the PRT market. As noted above, PRT premiums are subject to fluctuation period to period.

•Surrender charges increased for the years ended December 31, 2022 and December 31, 2021, primarily reflecting an increase in market value adjustments (“MVA”) assessed on certain surrendered FIA policies. A market value adjustment (“MVA”) will apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that takes into account changes in interest rates since contract issuance.

Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. In addition, surrender charges increases as a result of increased amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income increased for the years ended December 31, 2022 and December 31, 2021, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities, available-for-sale	$1,431	$1,213	$643
Equity securities	17	11	7
Preferred securities	49	47	35
Mortgage loans	186	131	50
Invested cash and short-term investments	33	7	—
Limited partnerships	110	589	75
Other investments	20	17	8
Gross investment income	1,846	2,015	818
Investment expense	(191)	(163)	(75)
Net investment income	$1,655	$1,852	$743
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $109 million, $53 million and $21 million, for the years ended December 31, 2022 and December 31, 2021, and the seven months ended December 31, 2020, respectively.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(461)	$57	$179
Change in allowance for expected credit losses	(34)	4	(19)
Net realized and unrealized (losses) gains on certain derivatives instruments	(857)	615	237
Change in fair value of reinsurance related embedded derivatives	352	34	(53)
Change in fair value of other derivatives and embedded derivatives	(10)	5	8
Recognized gains and losses, net	$(1,010)	$715	$352
Recognized gains and (losses) are shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $381 million, $15 million and $(58) million for the year ended December 31, 2022, the year ended December 31, 2021, the seven months ended December 31, 2020, respectively.
•For the year ended December 31, 2022, recognized gains and (losses), net include $241 million of realized losses on fixed maturity available-for-sale securities and $207 million of unrealized losses on equity securities (as a result of mark-to-market losses). For the year ended December 31, 2021, recognized gains and (losses), net include $102 million of realized gains on fixed maturity available-for-sale securities and $51 million unrealized losses on equity securities (as a result of mark-to-market losses).

•For the period from June 1, 2020 to December 31, 2020, recognized gains and (losses), net include $95 million of realized gains on fixed maturity available-for-sale securities and $84 million of unrealized losses on equity securities (as a result of mark-to-market losses).
•For all periods, the change in allowance for expected credit losses primarily relates to available for sale securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(Dollars in millions)
Call options:
Realized (losses) gains	$(170)	$437	$62
Change in unrealized (losses) gains	(692)	160	167
Futures contracts:
(Losses) gains on futures contracts expiration	(6)	9	21
Change in unrealized gains (losses)	(1)	(1)	(6)
Foreign currency forward:
Gains on foreign currency forward	11	10	(7)
Total net change in fair value	$(858)	$615	$237

Year-to-Date Point-to-Point Change in S&P 500 Index during the periods	(19)%	27%	23%
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

The average index credits to policyholders are as follows:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
Average Crediting Rate	1%	5%	3%
S&P 500 Index:
Point-to-point strategy	1%	4%	5%
Monthly average strategy	2%	3%	2%
Monthly point-to-point strategy	—%	7%	—%
3 year high water mark	13%	16%	19%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts and certain IUL contracts (caps, spreads and participation rates), which allow us to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
PRT agreements	$1,365	$1,149	$—
FIA/IUL market related liability movements	(1,010)	(378)	317
Index credits, interest credited & bonuses	610	1,024	319
Annuity payments and other	160	343	230
Total benefits and other changes in policy reserves	$1,125	$2,138	$866
•PRT agreements for the years ended December 31, 2022 and December 31, 2021 reflect our entrance into the PRT market in the second half of 2021. PRT agreements are subject to fluctuation period to period.
•The FIA/IUL market related liability movements for all periods are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. Additionally, 2021 includes the system implementation and assumption review process impacts discussed below. The change in risk free rates and non-performance spreads (decreased)/ increased the FIA market related liability by $(656) million, $(74) million, $268 million and $141 million during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See “Recognized gains and (losses)” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase in contractholder funds and future policy benefits of $97 million.

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

•Index credits, interest credited & bonuses for the year ended December 31, 2022 were lower compared to the year ended December 31, 2021 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Index credits, interest credited & bonuses for the year ended December 31, 2021 were higher compared with the combined periods from June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, and primarily reflected higher index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
Amortization of intangibles
Below is a summary of the major components included in depreciation and amortization:

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Amortization of DAC, VOBA and DSI	$353	$517	$131
Interest	(57)	(44)	(22)
Unlocking	4	(12)	(2)
Amortization of other intangible assets and other depreciation	29	23	16
Total depreciation and amortization	$329	$484	$123
•Amortization of VOBA, DAC and DSI is based on current and future expected gross margins (pre-tax operating income before amortization) and includes the impacts of the assumption changes and system implementation discussed below. The amortization for the each period presented is the result of AGPs in the respective periods.
•Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase to intangible assets of $47 million.
During the third quarter of 2021, we implemented a new actuarial valuation system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit):

	Year ended		Seven months ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(Dollars in millions)
Earnings from continuing operations before taxes	$598	$1,077	$86

Income tax expense (benefit) before valuation allowance	90	234	(21)
Change in valuation allowance	27	(14)	(54)
Federal income tax expense (benefit)	$117	$220	$(75)
Effective rate	20%	20%	(87)%
•The income tax expense for the year ended December 31, 2022 was $117 million compared to the income tax expense of $220 million for the year ended December 31, 2021. The effective tax rate was 20% for both years, which differs from the statutory rate of 21% primarily due to favorable permanent tax adjustments.
•Income tax benefit for the seven months ended December 31, 2020 was $75 million. The income tax benefit was primarily driven by the change in tax status benefit recorded at December 31, 2020 and valuation allowance releases on the current period activity in Front Street Re Cayman Ltd. (“FSRC”) included in continuing operations and the US non-life companies.
•See Note T Income Taxes to the Consolidated Financial Statements for further information.

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
Our investment portfolio is designed to contribute stable earnings, excluding the effects of short-term mark-to-market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2022 and December 31, 2021, the fair value of our investment portfolio was approximately $41 billion and $39 billion, respectively, and was divided among the following asset classes and sectors:

	December 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
	(Dollars in millions)
Fixed maturity securities, available for sale:
United States Government full faith and credit	$32	—%	$50	—%
United States Government sponsored entities	42	—%	74	—%
United States municipalities, states and territories	1,410	3%	1,441	4%
Foreign Governments	148	—%	205	1%
Corporate securities:
Finance, insurance and real estate	5,085	12%	5,109	13%
Manufacturing, construction and mining	737	2%	932	2%
Utilities, energy and related sectors	2,275	6%	2,987	8%
Wholesale/retail trade	2,008	5%	2,627	7%
Services, media and other	2,794	7%	3,349	8%
Hybrid securities	705	2%	881	2%
Non-agency residential mortgage-backed securities	1,479	4%	648	2%
Commercial mortgage-backed securities	3,036	7%	2,964	7%
Asset-backed securities	7,245	18%	4,550	12%
Collateral loan obligations (“CLO”)	4,222	10%	4,145	11%
Total fixed maturity available for sale securities	$31,218	76%	$29,962	77%
Equity securities (a)	823	2%	1,171	3%
Limited partnerships:
Private equity	1,129	3%	1,181	3%
Real assets	431	1%	340	1%
Credit	867	2%	829	2%
Limited partnerships	$2,427	6%	$2,350	6%
Commercial mortgage loans	2,083	5%	2,265	6%
Residential mortgage loans	1,892	5%	1,549	4%
Other (primarily derivatives and company owned life insurance)	809	2%	1,305	3%
Short term investments	1,556	4%	373	1%
Total investments	$40,808	100%	$38,975	100%

(a) Includes investment grade non-redeemable preferred stocks ($672 million and $928 million at December 31, 2022 and December 31, 2021, respectively).
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

As of December 31, 2022 and December 31, 2021, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $31 billion and $30 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio:

	December 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent
Rating	(Dollars in millions)
AAA	$1,358	4%	$660	2%
AA	2,297	7%	2,181	7%
A	8,076	26%	7,667	26%
BBB	8,158	26%	10,462	35%
Not rated (a)	9,529	31%	6,642	22%
Total investment grade	29,418	94%	27,612	92%
BB	986	3%	1,372	5%
B and below (b)	236	1%	432	1%
Not rated (a)	578	2%	546	2%
Total below investment grade	1,800	6%	2,350	8%
Total	$31,218	100%	$29,962	100%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation
(b) Includes $46 million and $68 million at December 31, 2022 and December 31, 2021, respectively, of non-agency RMBS (as defined below) that carry a NAIC 1 designation.
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
The NAIC uses designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for CMBS. The NAIC’s objective with the designation methodologies for these structured securities is to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC assigns a NAIC designation based on the loss expectation for each security. Several of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of December 31, 2022 and December 31, 2021:

(Dollars in millions)	December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$21,917	$19,234	62%
2	11,889	10,250	33%
3	1,571	1,419	4%
4	240	220	1%
5	54	39	—%
6	52	56	—%
Total	$35,723	$31,218	100%
(Dollars in millions)	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of December 31, 2022 and December 31, 2021 (dollars in millions):

	December 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage obligation (“CMO”)	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial MBS	571	2%
Total	$24,227	76%

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation (“CMO”)	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institutions	760	2%
Total	$21,812	70%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2022 and December 31, 2021, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$124	$123	$105	$106
Due after one year through five years	2,193	2,059	1,724	1,754
Due after five years through ten years	1,840	1,633	2,141	2,201
Due after ten years	14,417	11,379	12,842	13,515
Subtotal	$18,574	$15,194	$16,812	$17,576
Other securities, which provide for periodic payments
Asset-backed securities	$12,209	$11,467	$8,516	$8,695
Commercial mortgage-backed securities	3,309	3,036	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	1,631	1,521	722	722
Subtotal	$17,149	$16,024	$11,912	$12,386
Total fixed maturity available-for-sale securities	$35,723	$31,218	$28,724	$29,962
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $40 million and $54 million as of December 31, 2022, respectively, and $52 million and $75 million as of December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, approximately 91% and 94%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively. As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $188 million and $258 million and an amortized cost of $231 million and $247 million as of December 31, 2022 and December 31, 2021, respectively) and special revenue bonds (fair value of $1,017 million and $1,183 and an amortized cost of $1,248 million and $1,138 as of December 31, 2022 and December 31, 2021, respectively).
Across all municipal bonds, the largest issuer represented 6% and 7% of the category as of December 31, 2022 and December 31, 2021, respectively, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 96% of our municipal bond exposure is rated NAIC 1 as of December 31, 2022.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2022 and December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.4 times, respectively, and a weighted average LTV ratio of 57% and 56%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At December 31, 2022 we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments or in process of foreclosure. See Note E Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region and LTV and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming RMLs as those that are 90 or more days past due and/or in nonaccrual status.
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note E Investments to the Consolidated Financial Statements included in this Annual Report for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, were as follows (in millions):

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

	December 31, 2021
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage-backed securities	46	316	(2)	(3)	311
Commercial mortgage-backed securities	89	616	(1)	(11)	604
Asset-backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $4,744 million and $249 million as of December 31, 2022 and December 31, 2021, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $34,164 million and $11,968 million as of December 31, 2022 and December 31, 2021, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In the aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022. The average market value/book value of the investment category with the largest unrealized loss position was 96% for utilities, energy and related sectors as of December 31, 2021. In the aggregate, utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2022 and December 31, 2021, were as follows (in millions):

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)

	December 31, 2021
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

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
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
The watch list excludes structured securities because we have separate processes to evaluate the credit quality on the structured securities.
There were 64 and 36 structured securities with a fair value of $162 million and $45 million, respectively, to which we had potential credit exposure as of December 31, 2022 and December 31, 2021, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $16 million and $8 million as of December 31, 2022 and December 31, 2021, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2022 and December 31, 2021, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2022 and December 31, 2021, refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Revenues:
Escrow, title-related and other fees	$127	$172	$172
Interest and investment income	23	—	6
Recognized gains and losses, net	(40)	12	(7)
Total revenues	110	184	171
Expenses:
Personnel costs	48	107	108
Other operating expenses	104	99	148
Depreciation and amortization	25	23	24
Interest expense	86	85	71
Total expenses	263	314	351
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(153)	$(130)	$(180)

The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $74 million, or 40% in the year ended December 31, 2022 as compared to 2021, and increased $13 million, or 8%, in the year ended December 31, 2021 as compared to 2020. The decrease in the year ended December 31, 2022 as compared to 2021 is primarily attributable to a $59 million decrease in valuations associated with our deferred compensation plan assets, which decreased both revenue and personnel costs and a $41 million impairment of cost method investments in 2022, partially offset by other immaterial items. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increased Recognized gains and losses, net, of approximately $19 million, partially offset by decreased interest and investment income of $6 million associated with a year-over-year reduction in fixed-income investment holdings.
Personnel costs in the Corporate and Other segment decreased $59 million, or 55% in the year ended December 31, 2022 as compared to 2021, and decreased $1 million, or 1%, in the year ended December 31, 2021 as compared to 2020. The decrease in the year ended December 31, 2022 as compared to 2021 is primarily attributable to the aforementioned decrease in the valuation of deferred compensation plan assets in 2022.
Other operating expenses in the Corporate and Other segment increased $5 million, or 5%, in the year ended December 31, 2022 as compared to 2021, and decreased $49 million, or 33% in the year ended December 31, 2021 as compared to 2020. The decrease in 2021 as compared to 2020 is primarily attributable to F&G transaction costs of approximately $38 million in 2020 that were not incurred in 2021 and reduced real estate brokerage expenses of $24 million in 2021 related to previous divestitures, partially offset by growth in our real estate technology businesses.
Interest expense increased $1 million, or 1%, in the year ended December 31, 2022 as compared to 2021, and increased $14 million, or 20%, in the year ended December 31, 2021 as compared to 2020. The increase in the year ended December 31, 2021 as compared to 2020 is primarily attributable to increased average debt outstanding in 2021 associated with issuance of our 3.20% Notes in September 2021 as well as having a full year outstanding of our 3.40% Notes and our 2.45% Notes issued in 2020.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $1.77 per share in 2022, or approximately $489 million to our common shareholders. On February 16, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on March 31, 2023, to FNF common shareholders of record as of March 17, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of December 31, 2022, we had cash and cash equivalents of $2,286 million, short term investments of $2,590 million and available capacity under our Revolving Credit Facility of $800 million. Subsequent to December 31, 2022, F&G completed the issuance and sale on January 13, 2023 of $500 million aggregate principal amount of 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. F&G intends to use the net proceeds from the offering of the 7.40% F&G Notes for general corporate purposes, including to support the growth of assets under management and for our future liquidity requirements. On November 22, 2022, F&G entered into a Credit Agreement (the "F&G Credit Agreement") with certain lenders (the "Lenders") and Bank of America, N.A. as administrative agent (the "Administrative Agent"), swing line lender and an issuing bank, pursuant to which F&G has an available unsecured revolving credit facility (the "F&G Credit Facility") in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. A net partial paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, F&G entered into an amendment (the "First Amendment") to the F&G Credit Agreement (the "Amended F&G Credit Agreement"). The First Amendment increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. For further information related to the 7.40% F&G Notes and F&G Credit Facility, refer to Note G Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility and the F&G Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2022, $1,442 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2023 of approximately $606 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2022, 2021, 2020 were $4,355 million, $4,090 million, and $1,578 million respectively. The increase in cash provided by operating activities of $265 million in 2022 as compared to 2021 is primarily attributable to increased cash inflows associated with the change in funds withheld from reinsurers of $1,206 million, increased cash inflows associated with the change in future policy benefits of $557 million, increased cash inflows from the net decrease in trade receivables of $298 million, increased cash inflows associated with the change in reinsurance recoverable of $145 million and the increase in cash inflows associated with the change in income taxes of $43 million, partially offset by the decrease in pre-tax earnings in 2022 of $1,290 million, increased cash outflows associated with the decrease in the reserve for title claims losses of $333 million and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes. The increase in cash provided by operating activities of $2,512 million in 2021 as compared to 2020 is primarily attributable to the increase in pre-tax earnings in 2021, non-cash valuation changes in equity, preferred and derivative securities of $821 million, increased cash inflows associated with the change in future policy benefits of $726 million, increased cash inflows associated with the change in funds withheld from reinsurers of $865 million, partially offset by gains on sales of investments and other assets of $668 million, increased cash outflows associated with increased deferred policy acquisition costs and deferred sales inducements of $409 million and the timing of receipts and payments of prepaid assets, payables, receivables and income taxes. The primary driver of the increased cash flows associated with the change in future policy benefits in 2021 as compared to 2020 was cash received for PRT transactions associated with our F&G segment.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2022, 2021, and 2020 were $10,524 million, $7,449 million, and $2,331 million, respectively. The increase in cash used in investing activities in 2022 as compared to 2021 of $3,075 million is primarily associated with decreased cash inflows from proceeds from sales, calls and maturities of investment securities of $3,456 million, net purchases of short-term investment securities of $2,571 million in 2022 as compared to proceeds from sales and maturities of short-term investment securities of $266 million in 2021, partially offset by decreased cash outflows for additional investments in unconsolidated affiliates of $669 million and decreased cash outflows for purchases of investment securities of $2,866 million. The increase in cash used in investing activities of $5,118 million in 2021 as compared to 2020 is primarily associated with increased purchases of investment securities of $11,055 million, increased investment in unconsolidated affiliates of $1,419 million, partially offset by increased proceeds from sales, calls and maturities of investment securities of $6,204 million, increased distributions from unconsolidated affiliates of $250 million and reduced cash outflows associated with acquisitions of $818 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $138 million, $131 million, and $110 million for the year ended December 31, 2022, 2021, and 2020 respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the year ended December 31, 2022, 2021, and 2020 were $4,095 million, $5,000 million, and $2,096 million respectively. The decrease in cash provided by financing activities of $905 million in 2022 as compared to 2021 is primarily associated with increased cash outflows for debt service payments, including the repayment of $400 million for our 5.50% Notes that were due in September 2022, increased cash outflows from contractholder withdrawals of $519 million, and net cash outflows associated with the change in secured trust deposits of $72 million in 2022 as compared to net cash inflows of $224 million in 2021, partially offset by increased cash inflows from contractholder deposits of $365 million. The increase in cash provided by financing activities of $2,904 million in 2021 as compared to 2020 is primarily associated with increased cash inflows associated with the change in contractholder accounts of $3,595 million, increased cash inflows associated with the change in secured trust deposits of $304 million and reduced debt service payments of $1,000 million, partially offset by reduced debt offerings and borrowings of $1,797 million and increased purchases of treasury stock of $227 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.

Obligations - Contractual and Other.  As of December 31, 2022, our required annual payments relating to contractual and other obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Notes payable principal repayment	$550	$—	$550	$—	$—	$2,150	$3,250
Operating lease payments	147	116	74	51	26	35	449
Pension and other benefit payments	13	12	11	10	10	61	117
Annuity and universal life products	4,044	3,775	4,908	3,653	3,988	29,341	49,709
Pension risk transfer annuity payments	397	383	370	357	343	4,308	6,158
Funding agreements (FABN/FHLB)	790	938	776	816	661	878	4,859
Title claim loss estimated payments	236	220	212	174	117	851	1,810
Interest on fixed rate notes payable	147	147	147	147	147	605	1,340
Acquisitions	225	—	—	—	—	—	225
Total	$6,549	$5,591	$7,048	$5,208	$5,292	$38,229	$67,917
As of December 31, 2022, we had title insurance reserves of $1,810 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
We sponsor certain frozen pension and other post-retirement benefit plans. See Note U Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 13,369,565 shares of FNF common stock during the year ended December 31, 2022 for approximately $549 million, or an average of $41.05 per share. Subsequent to December 31, 2022 and through market close on February 23, 2023, we repurchased a total of 100,000 shares for approximately $4 million in the aggregate, or an average of $38.45 per share under the 2021 Repurchase Program. Since the original commencement of the 2021 Repurchase Program, we have repurchased a total of 16,449,565 FNF common shares for an aggregate amount of $701 million, or an average of $42.60 per share.
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
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to $18.9 billion and $30.5 billion at December 31, 2022 and 2021, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
We have unfunded investment commitments as of December 31, 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E Investments and Note H Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2022 and 2021, we had $1,983 million and $1,543 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our consolidated balance sheet. As of December 31, 2022 and 2021, we had assets with a fair value of approximately $3,387 million and $2,420 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2022 and 2021, respectively, $219 million and $790 million of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in Item 1A. Risk Factors of this Annual Report and in our other filings with the SEC. For example, we are exposed to the risk that decreased real estate activity, which depends in part on the level of interest rates, may reduce our revenues.
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
At December 31, 2022, we had $3,238 million in long-term debt, none of which bears interest at a floating rate, other than the F&G Credit Facility. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2022, we held $678 million in marketable equity securities (not including our investments in preferred securities of $903 million and our investments in unconsolidated affiliates of $2,614 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 3.0% of total liabilities at December 31, 2022) is not included in the hypothetical effects.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2022 and 2021, are as follows:
 Interest Rate Risk
At December 31, 2022, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $2.0 billion as compared with a (decrease) increase of $2.3 billion at December 31, 2021.
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
Equity Price Risk
At December 31, 2022, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $68 million, as compared with an increase (decrease) of $126 million at December 31, 2021.

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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2022 and 2021 is summarized as follows:

(Dollars in millions)	December 31, 2022
Duration (years)	Amortized Cost	% of Total
0-4	$25,323	53%
5-9	10,010	21%
10-14	9,423	21%
15-19	2,515	5%
20-30	64	—%
Total	$47,335	100%

(Dollars in millions)	December 31, 2021
Duration (years)	Amortized Cost	% of Total
0-4	$17,765	48%
5-9	8,414	23%
10-14	5,619	15%
15-19	4,474	12%
20-30	883	2%
Total	$37,155	100%

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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by F&G's net investment spread earnings and futures income. For the years ended December 31, 2022 and 2021, the annual index credits to policyholders on their anniversaries were $155 million and $628 million, respectively. Proceeds received at expiration on options related to such credits were $158 million and $702 million, respectively.
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
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. F&G's major source of credit risk arises predominantly in its insurance operations’ portfolios of debt and similar securities. The fair value of F&G's fixed maturity portfolio totaled $31 billion and $30 billion at December 31, 2022 and 2021, respectively. F&G's credit risk materializes primarily as impairment losses. F&G is exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on its capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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
F&G also has credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, F&G diversifies exposures among many reinsurers and limits the amount of exposure to each based on credit rating. F&G also generally limits selection of counterparties with which to do new transactions to those with an “A-” credit rating or above and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, F&G ensures that collateral is obtained to mitigate risk of loss. The following table presents F&G's reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Aspida	$3,121	A-	Not Rated	Not Rated	Not Rated
Wilton Reassurance Company	1,231	A+	Not Rated	A	Not Rated
Somerset	570	A-	BBB+	Not Rated	Not Rated
London Life	100	A+	Not Rated	Not Rated	Not Rated
Security Life of Denver Insurance Company	93	Not Rated	A-	A-	Baa1

	December 31, 2021
(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,269	A+	Not Rated	A+	Not Rated
Aspida Life Re Ltd	873	A-	Not Rated	BBB	Not Rated
Somerset Reinsurance Ltd	780	A-	BBB+	Not Rated	Not Rated
Security Life of Denver	102	Not Rated	A-	A-	Baa1
London Life Reinsurance Co.	102	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2022 that would require an allowance for uncollectible amounts.
For information on concentrations of reinsurance risk, refer to Note O F&G Reinsurance in the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
Concentrations of Financial Instruments Related to our F&G Segment
As of December 31, 2022, our F&G segment’s most significant investment in one industry, excluding United States, Foreign Government securities and structured securities, was its investment securities in the Banking industry with a fair value of $2,855 million or 7% of the invested assets portfolio and an amortized cost of $3,301 million. As of December 31, 2022, F&G’s holdings in this industry include investments in 132 different issuers with the top ten investments accounting for 37% of the total holdings in this industry. As of December 31, 2022, F&G had one issuer, Blackstone Wave Asset Holdco, in which investments exceeded 10% of shareholders' equity and was F&G's largest concentration in any single issuer with a total fair value of $741 million or 2% of the invested assets portfolio. Blackstone Wave Asset Holdco is a special purpose vehicle that holds investments in numerous limited partnership investments. Those limited partnership investments are further diversified by holding interest in multiple individual investments and industries.
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

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID:42)	87
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID: 42)	88
Consolidated Balance Sheets as of December 31, 2022 and 2021	92
Consolidated Statements of Earnings for the years ended December 31, 2022, 2021, and 2020	93
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2022, 2021, and 2020	94
Consolidated Statements of Equity for the years ended December 31, 2022, 2021, and 2020	95
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	96
Notes to Consolidated Financial Statements	99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Loss Provision Rate Assumption related to the Reserve for Title Claim Losses
Description of the Matter
The Company’s reserve for title claim losses totaled $1.8 billion as of December 31, 2022. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
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

Value of Business Acquired (VOBA), Deferred Acquisition Costs (DAC), Deferred Sales Inducements (DSI) and secondary guarantee liabilities
Description of the Matter
At December 31, 2022 VOBA, DAC, and DSI reported within other intangible assets, net totaled $3.7 billion and contractholder funds totaled $41.2 billion, a portion of which related to indexed universal life (IUL)-type and Investment-type contracts with secondary guarantees. As discussed in Note A to the consolidated financial statements, VOBA, DAC, and DSI are generally amortized over the lives of the policies in relation to the emergence of actual gross profits (AGPs) and estimated gross profits (EGPs). Secondary guarantee liabilities on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of secondary guarantees to the present value of the assessments used to provide the secondary guarantees. The assessments are calculated using the same assumptions used in VOBA, DAC, and DSI EGPs. There is significant uncertainty inherent in calculating EGPs and assessments as the calculation is sensitive to management’s best estimate of assumptions such as earned rate, budgeted option costs, surrender rates, mortality, and guaranteed minimum withdrawal benefit (GMWB) utilization. Changes in assumptions, including the Company’s earned rate, budgeted option costs, surrender rates, mortality, and GMWB utilization can have a significant impact on the pattern of EGPs of the underlying business and as a result the amortization of VOBA, DAC and DSI balances. Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends. The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense. Additionally, if experience or assumption changes result in a new benefit ratio, the secondary guarantee liabilities are adjusted to reflect the changes in a manner similar to the unlocking of VOBA, DAC, and DSI.

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

Valuation of Investments in Securities
Description of the Matter
The Company’s fair value of fixed maturity securities totaled $33.1 billion as of December 31, 2022. The fair value of a subset of these securities, including asset backed securities and bonds, is based on non-binding broker quotes as described in Note D to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes is a significant unobservable input, which creates greater subjectivity when determining the fair values.

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

Assumptions related to Fixed Indexed Annuity Embedded Derivative Liability
Description of the Matter
As of December 31, 2022, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $3.1 billion. Certain of the Company’s fixed indexed annuity contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Note D to the consolidated financial statements.

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

Jacksonville, Florida
February 27, 2023

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2022 and December 31, 2021, at an amortized cost of $37,708 and $30,705, respectively, net of allowance for credit losses of $39 and $8, respectively, and includes pledged fixed maturity securities of $448 and $460, respectively, related to secured trust deposits	$33,095	$31,990
Preferred securities, at fair value	903	1,401
Equity securities, at fair value	678	1,263
Derivative investments	244	816
Mortgage loans, net of allowance for credit losses of $42 and $31 at December 31, 2022 and 2021, respectively.	4,554	3,749
Investments in unconsolidated affiliates	2,614	2,486
Other long-term investments	692	579
Short-term investments, at December 31, 2022 and December 31, 2021 includes pledged short-term investments of $6 and $1, respectively, related to secured trust deposits	2,590	491
Total investments	45,370	42,775
Cash and cash equivalents, at December 31, 2022 and 2021 includes $242 and $480, respectively, of pledged cash related to secured trust deposits	2,286	4,360
Trade and notes receivables, net of allowance of $33 and $32 at December 31, 2022 and 2021, respectively	467	557
Reinsurance recoverable, net of allowance for credit losses of $10 and $20 at December 31, 2022 and 2021, respectively	5,588	3,738
Goodwill	4,642	4,539
Prepaid expenses and other assets	2,231	1,203
Lease assets	376	376
Other intangible assets, net	4,034	2,557
Title plants	416	400
Property and equipment, net	179	185
Total assets	$65,589	$60,690
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$41,233	$35,525
Future policy benefits	5,923	4,732
Accounts payable and accrued liabilities	2,352	2,696
Notes payable	3,238	3,096
Reserve for title claim losses	1,810	1,883
Funds withheld for reinsurance liabilities	3,703	1,676
Secured trust deposits	862	934
Lease liabilities	418	414
Income taxes payable	—	72
Deferred tax liability	71	205
Total liabilities	59,610	51,233
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2022 and 2021, respectively; outstanding of 272,309,890 and 283,778,574 as of December 31, 2022 and 2021, respectively, and issued of 327,757,349 and 325,486,429 as of December 31, 2022 and 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,876	5,811
Retained earnings	4,714	4,369
Accumulated other comprehensive earnings	(2,862)	779
Less: Treasury stock, 55,447,459 shares and 41,707,855 shares as of December 31, 2022 and 2021, respectively, at cost	(2,109)	(1,545)
Total Fidelity National Financial, Inc. shareholders’ equity	5,619	9,414
Non-controlling interests	360	43
Total equity	5,979	9,457
Total liabilities and equity	$65,589	$60,690
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Direct title insurance premiums	$2,858	$3,571	$2,699
Agency title insurance premiums	3,976	4,982	3,599
Escrow, title-related and other fees	4,324	4,795	3,092
Interest and investment income	1,891	1,961	900
Recognized gains and losses, net	(1,493)	334	488
Total revenues	11,556	15,643	10,778
Expenses:
Personnel costs	3,192	3,528	2,951
Agent commissions	3,064	3,821	2,749
Other operating expenses	1,721	1,929	1,759
Benefits and other changes in policy reserves	1,125	2,138	866
Depreciation and amortization	496	645	296
Provision for title claim losses	308	385	283
Interest expense	115	114	90
Total expenses	10,021	12,560	8,994
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,535	3,083	1,784
Income tax expense	398	713	322
Earnings before equity in earnings of unconsolidated affiliates	1,137	2,370	1,462
Equity in earnings of unconsolidated affiliates	15	64	15
Net earnings from continuing operations	1,152	2,434	1,477
Net earnings (loss) from discontinued operations, net of tax	—	8	(25)
Net earnings	1,152	2,442	1,452
Less: Net earnings attributable to non-controlling interests	16	20	25
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,136	$2,422	$1,427
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$4.13	$8.47	$5.11
Net earnings (loss) from discontinued operations attributable to FNF common shareholders	—	0.03	(0.09)
Net earnings per share attributable to FNF common shareholders, basic	$4.13	$8.50	$5.02
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$4.10	$8.41	$5.08
Net earnings (loss) from discontinued operations attributable to FNF common shareholders	—	0.03	(0.09)
Net earnings per share attributable to FNF common shareholders, diluted	$4.10	$8.44	$4.99

Weighted average shares outstanding FNF common stock, basic basis	275	285	284
Weighted average shares outstanding FNF common stock, diluted basis	277	287	286
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2022	2021	2020
Net earnings	$1,152	$2,442	$1,452
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(3,839)	(413)	1,310
Unrealized gain on investments in unconsolidated affiliates (2)	9	22	3
Unrealized (loss) gain on foreign currency translation (3)	(18)	(7)	10
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	173	(123)	(73)
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk (5)	—	3	(3)
Other comprehensive earnings attributable to non-controlling interest (6)	29	—	—
Minimum pension liability adjustment (7)	5	(7)	14
Other comprehensive (loss) earnings	(3,641)	(525)	1,261
Comprehensive (loss) earnings	(2,489)	1,917	2,713
Less: Comprehensive earnings attributable to non-controlling interests	16	20	25
Comprehensive (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(2,505)	$1,897	$2,688

(1)Net of income tax (benefit) expense of $(1,010) million, $(113) million, and $350 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Net of income tax expense of $3 million, $7 million, and $1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Net of income tax (benefit) expense of $(4) million, $0 million, and $1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(4)Net of income tax expense (benefit) of $60 million, $(33) million and $(18) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Net of income tax expense (benefit) of $1 million and $(1) million for the years ended December 31, 2021, and 2020, respectively.
(6)Net of income tax expense of $8 million for the year ended December 31, 2022.
(7)Net of income tax expense (benefit) of $2 million, $(2) million and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other					Redeemable
	Common		Additional		Comprehensive	Treasury		Non-		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total	controlling
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity	Interests
Balance, January 1, 2020	292	$—	$4,581	$1,356	$43	17	$(598)	$(17)	5,365	$344
Exercise of stock options	3	—	62	—	—	—	—	—	62
F&G Acquisition	25	—	827	—	—	7	(217)	—	610
Purchase of ServiceLink noncontrolling interest	—	—	211	—	—	—	—	47	258	(344)
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	7	(244)	—	(244)	—
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	1,310	—	—	—	1,310	—
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3	—
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	10	—	—	—	10	—
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	14	—	—	—	14
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(73)	—	—	—	(73)	—
Stock-based compensation	—	—	39	—	—	—	—	—	39	—
Dividends declared	—	—	—	(389)	—	—	—	—	(389)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(8)	—	(8)	—
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk					(3)				(3)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)	—
Net earnings	—	—	—	1,427	—	—	—	25	1,452	—
Balance, December 31, 2020	322	$—	$5,720	$2,394	$1,304	31	$(1,067)	$41	$8,392	$—
Exercise of stock options	2	—	50	—	—	—	—	—	50	—
Treasury stock repurchased	—	—	—	—	—	10	(461)	—	(461)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	(413)	—	—	—	(413)	—
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	22	—	—	—	22	—
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	(7)	—	—	—	(7)	—
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	(7)	—	—	—	(7)	—
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(123)	—	—	—	(123)	—
Stock-based compensation	—	—	41	—	—	—	—	—	41	—
Dividends declared	—	—	—	(447)	—	—	—	—	(447)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)	—
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(19)	(19)	—
Net earnings	—	—	—	2,422	—	—	—	20	2,442	—
Balance, December 31, 2021	$325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457	$—
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2022	325	$—	$5,811	$4,369	$779	42	$(1,545)	$43	$9,457
Exercise of stock options	2	—	39	—	—	—	—	—	39
Non-controlling interest associated with current period acquisitions								45	45
Treasury stock repurchased	—	—	—	—	—	13	(549)	—	(549)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(3)	—	—	—	—	(12)	(15)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(3,839)	—	—	—	(3,839)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(18)	—	—	—	(18)
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	5	—	—	—	5
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	173	—	—	—	173
Stock-based compensation	—	—	48	—	—	—	—	1	49
Dividends declared	—	—	—	(490)	—	—	—	—	(490)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(15)	—	(15)
Distribution of 15% of the common stock of F&G	—	—	(19)	(301)	—	—	—	320	—
Other comprehensive earnings attributable to non-controlling interest	—	—	—	—	29	—	—	(29)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(24)	(24)
Net earnings	—	—	—	1,136	—	—	—	16	1,152
Balance, December 31, 2022	328	$—	$5,876	$4,714	$(2,862)	55	$(2,109)	$360	$5,979

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2022	2021	2020
Cash Flows From Operating Activities:
Net earnings	$1,152	$2,442	$1,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	496	645	296
Equity in earnings of unconsolidated affiliates	(15)	(64)	(15)
Loss (gain) on sales of investments and other assets and asset impairments, net	533	(588)	80
Loss on sale of businesses	—	14	9
Interest credited/index credits to contractholder account balances	(542)	805	750
Deferred policy acquisition costs and deferred sales inducements	(814)	(675)	(266)
Charges assessed to contractholders for mortality and administration	(212)	(180)	(100)
Non-cash lease costs	142	139	150
Operating lease payments	(154)	(150)	(152)
Distributions from unconsolidated affiliates, return on investment	151	106	—
Stock-based compensation cost	49	43	39
Change in NAV of limited partnerships, net	(109)	(589)	—
Change in valuation of derivatives, equity and preferred securities, net	947	253	(568)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	149	4	40
Change in future policy benefits	1,191	634	(92)
Change in funds withheld from reinsurers	2,056	850	(15)
Net decrease (increase) in trade receivables	178	(120)	(83)
Net (decrease) increase in reserve for title claim losses	(73)	260	114
Net change in income taxes	25	(18)	24
Net change in other assets and other liabilities	(795)	279	(85)
Net cash provided by operating activities	4,355	4,090	1,578
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	6,340	9,796	3,592
Fundings of notes receivable	(99)	—	—
Additions to property and equipment and capitalized software	(138)	(131)	(110)
Purchases of investment securities	(13,148)	(16,014)	(4,959)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(2,571)	266	145
F&G acquisition	—	—	(1,076)
Other acquisitions/disposals, net of cash acquired	(180)	(100)	158
Additional investments in unconsolidated affiliates	(1,077)	(1,746)	(327)
Distributions from unconsolidated affiliates, return of investment	335	491	241
Net other investing activities	14	(11)	5
Net cash used in investing activities	(10,524)	(7,449)	(2,331)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the Year Ended December 31,

Cash Flows From Financing Activities:	2022	2021	2020
Borrowings	550	—	1,000
Debt offering	—	449	1,246
Debt costs/equity issuance additions	—	(6)	(22)
Debt service payments	(404)	—	(1,000)
Dividends paid	(489)	(446)	(389)
Subsidiary dividends paid to non-controlling interest shareholders	(20)	(19)	(14)
Exercise of stock options	39	48	62
Net change in secured trust deposits	(72)	224	(80)
Purchase of additional share in consolidated subsidiaries	(15)	—	(90)
Payment of contingent consideration for prior period acquisitions	(7)	(5)	(13)
Payment for shares withheld for taxes and in treasury	(15)	(17)	(8)
Contractholder account deposits	8,531	8,166	2,967
Contractholder account withdrawals	(3,450)	(2,931)	(1,327)
Purchases of treasury stock	(553)	(463)	(236)
Net cash provided by financing activities	4,095	5,000	2,096
Net (decrease) increase in cash and cash equivalents	(2,074)	1,641	1,343
Cash and cash equivalents at beginning of period	4,360	2,719	1,376
Cash and cash equivalents at end of period	$2,286	$4,360	$2,719
See accompanying Notes to Consolidated Financial Statements

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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products, (ii) technology and transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note J Segment Information.
Recent Developments
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.40% F&G Notes are the senior unsecured, unsubordinated obligations of F&G and are guaranteed on an unsecured, unsubordinated basis by each of F&G's subsidiaries that are guarantors of its obligations under the F&G Credit Agreement (the “Guarantors”). F&G intends to use the net proceeds from the offering of the 7.40% F&G Notes for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The interest rate payable on the 7.40% F&G Notes will be subject to adjustment from time to time if either S&P or Fitch (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to the 7.40% F&G Notes.
Acquisition of TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $225 million in cash, subject to a customary working capital adjustment. TitlePoint enables searches for detailed property information, images of documents and maps from hundreds of counties across the U.S and is a leader in the science of real estate property research technology.
F&G Distribution
On December 1, 2022, we completed our previously announced separation and distribution of approximately 15% of the common stock of F&G (the "F&G Distribution"). Following the F&G Distribution, we retained control of F&G through our approximate 85% ownership stake. The F&G Distribution was accomplished by the distribution of 68 shares of common stock, par value $0.001 per share, of F&G for every 1,000 shares of common stock, par value $0.0001 per share, of FNF (“FNF Common Stock”) as a dividend to each holder of shares of FNF Common Stock as of the close of business on November 22, 2022, the record date for the Distribution.

As a result of the F&G Distribution, F&G is a separate, publicly traded company and its businesses, assets and liabilities are expected to primarily consist of those related to F&G’s business as a provider of insurance solutions serving retail annuity and life customers and institutional clients. Through F&G’s insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company and Fidelity & Guaranty Life Insurance Company of New York, F&G intends continue to market a broad portfolio of deferred annuities (fixed indexed annuities and multi-year guarantee annuities or other fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements (through funding agreement-backed notes issuances and the Federal Home Loan Bank of Atlanta) and pension risk transfer solutions. All of FNF’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities that are not held by F&G remain with FNF.
F&G Credit Facility
On November 22, 2022, F&G entered into a Credit Agreement (the "F&G Credit Agreement") with certain lenders (the "Lenders") and Bank of America, N.A. as administrative agent (the "Administrative Agent"), swing line lender and an issuing bank, pursuant to which F&G has an available unsecured revolving credit facility (the "F&G Credit Facility") in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the F&G Credit Facility was fully drawn with $550 million outstanding, offset by approximately $3 million of unamortized debt issuance costs. A net partial paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, F&G entered into an amendment (the "First Amendment") to the F&G Credit Agreement (the "Amended F&G Credit Agreement"). The First Amendment increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. For further information related to the F&G Credit Facility, refer to Note G Notes Payable.
Repayment of 5.50% Senior Notes
On September 1, 2022, we repaid the remaining $400 million in outstanding principal amount of our 5.50% Senior Notes due September 2022.
Acquisition of AllFirst Title Insurance Agency ("AllFirst")
On August 9, 2022, we acquired approximately 74% of the outstanding equity of AllFirst for approximately $130 million in cash consideration. On December 19, 2022, we purchased an additional 6% of the outstanding equity of AllFirst for approximately $10 million in cash consideration. AllFirst and its portfolio brands, FirsTitle, Excel Title Group, Allegiance Title Company, Guaranty Title, Smith Brothers Abstract, Aggieland Title Company, and Guaranty Title New Mexico provide title examination, title plant, abstract, and settlement services for residential, commercial, farm and ranch sales, and energy projects in 121 counties throughout Texas, Oklahoma, New Mexico, and Arkansas. For further information related to the acquisition of AllFirst, refer to Note B Acquisitions.
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
During the year ended December 31, 2022, Cannae borrowed approximately $85 million under the Cannae Revolver.
We account for the Cannae Revolver as a financing receivable. Interest income is recorded ratably in periods in which principal is outstanding. Uncollectible financing receivables are written off or impaired when, based on all available information, it is probable that a loss has occurred.
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. In our title segment, our investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned. Earnings attributable to noncontrolling interests recorded on the Consolidated Statements of Earnings represents the portion of a majority-owned subsidiary's net earnings or loss that is owned by noncontrolling shareholders of the subsidiary. Noncontrolling interest recorded on the Consolidated Balance Sheets represents the portion of equity in a consolidated subsidiary owned by noncontrolling shareholders.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We assess our relationships with VIEs to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. See Note E Investments for additional information on our investments in VIEs.
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” ("SOP 03-1") reserves, and deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. In our title segment, realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses FIFO cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note E Investments.
Preferred and Equity Securities
Equity and preferred securities held are carried at fair value as of the balance sheet dates. The fair values of our equity and preferred securities are based on quoted prices in active markets, or are valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable or based on net asset value (“NAV”). Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Recognized gains and losses on sales of our preferred and equity securities are credited or charged to earnings on a trade date basis, unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the accompanying Consolidated Statements of Earnings.
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
Reinsurance Related Embedded Derivatives
As discussed in Note O F&G Reinsurance, F&G entered into reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018, and ASPIDA Life Re Ltd ("Aspida Re"), effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity and multi-year guaranteed annuities ("MYGA") and deferred annuity "), respectively, GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, the Kubera agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third-party reinsurer. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered to be total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains (losses) on the Consolidated Statements of Earnings.

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
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below certain thresholds and the loan-to-value ("LTV") ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.
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
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan. Interest income, amortization of premiums and discounts, prepayment fees, and loan commitment fees are reported in Interest and investment income in the accompanying Consolidated Statements of Earnings.
Short-term investments
Short-term investments consist of financial instruments with an original maturity of one year or less when purchased and include short-term fixed maturity securities and money market instruments, which are carried at fair value, and short-term loans, which are carried at amortized cost, which approximates fair value.
Investments in Unconsolidated Affiliates
In our F&G segment, we primarily account for our investments in unconsolidated affiliates (primarily limited partnerships) using the equity method, where the cost is initially recorded as an investment in the entity. Adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by NAV in the limited partnership financial statements. Income from investments in unconsolidated affiliates is included within Interest and investment income in the accompanying Consolidated Statements of Earnings. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income. In our title business we account for our Investments in unconsolidated affiliates using the equity method of accounting and earnings on our investments in unconsolidated affiliates are recorded within Equity in earnings of unconsolidated affiliates within the Consolidated Statements of Earnings.
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
For mortgage-backed and asset-backed securities, included in the fixed maturity securities portfolios, one of two models may be used to recognize interest income. For higher rated securities, interest income will be estimated based on an effective yield that considers cash flows received to date plus current expectations of future cash flows. For all other securities, interest income will be estimated based upon an effective yield that considers current expectations of future cash flows. For both interest income models, the estimated future cash flows include assumptions regarding the performance of the underlying collateral pool.
Interest and investment income is presented net of earned investment management fees and the effects of certain reinsurance contracts.

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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 66% - 85% reported within three months following closing, an additional 10% - 24% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 77.1% of agent premiums earned in 2022, 76.7% of agent premiums earned in 2021, and 76.4% of agent premiums earned in 2020. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $74 million and $113 million at December 31, 2022 and 2021, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
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
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.
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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2022, 2021 and 2020, we determined there were no events or circumstances that indicated that the carrying value of a reporting unit exceeded the fair value.

VOBA, DAC and DSI
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), DAC, and DSI.
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
The methodology for determining the amortization of VOBA, DAC and DSI varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities, adjusted for emerging experience and expected trends. For all of the insurance intangibles (VOBA, DAC and DSI), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality, and expense margins. Recognized gains (losses) on investments, changes in fair value of derivatives and changes in fair value of the embedded derivative on our FIA and IUL products are included in actual gross profits in the period realized as described further below. Amortization is reported within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
Changes in assumptions, including our earned rate (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, we perform quarterly and annual analyses of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the contract issuance or acquisition date with respect to VOBA. The cumulative unlocking adjustment is recognized as a component of current period amortization and reflected within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
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

We recorded $14 million in impairment expense to other intangible assets in our F&G segment for the year ended December 31, 2022. We recorded no impairment expense to other intangible assets during the years ended December 31, 2021, and 2020.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment for the years ended December 31, 2022, 2021 and 2020 and identified and recorded impairment expense of $1 million in the year ended December 31, 2022 and recorded no impairment expense related to title plants in the years ended December 31, 2021 or 2020.
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
Liabilities for the Guaranteed Minimum Withdrawal Benefits ("GMWB") and Guaranteed Minimum Death Benefit ("GMDB") riders on FIA and fixed rate annuity products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative guaranteed minimum withdrawal and death benefit payments plus interest. The benefit ratio is the ratio of the present value of future guaranteed minimum withdrawal and death benefit payments to the present value of the assessments used to provide the guaranteed minimum withdrawal and death benefit payments using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA, DAC and DSI. The accounting for these GMWB and GMDB benefit liabilities (also referred to as "SOP 03-1 liabilities") impact EGPs used to calculate amortization of VOBA, DAC and DSI. The related reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Contractholder funds include funds related to funding agreements that have been issued pursuant to the FABN Program as well as to the Federal Home Loan Bank of Atlanta (" FHLB"). Single premiums are received at the initiation of the funding agreements. As of December 31, 2022 and December 31, 2021, we had approximately $2,200 million and $1,900 million outstanding under the FABN Program, respectively, which provides for semi-annual interest payments with principal maturities. Reserves for the FHLB funding agreements totaled $1,982 million and $1,543 million as of December 31, 2022 and 2021, respectively. The FHLB agreements provide a guaranteed stream of payments or provide for a bullet payment at maturity with renewal provisions. In accordance with the FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle our general obligations. The collateral investments had a fair value of $3,387 million and $2,469 million as of December 31, 2022 and 2021, respectively. Payments pursuant to FABN and FHLB funding agreements extend through 2029.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life contingent immediate annuity policies (which includes life-contingent PRT annuities) are computed using assumptions for investment yields, mortality and withdrawals, with a provision for adverse deviation, based on generally accepted actuarial methods and assumptions at the time of acquisition or contract issue. The investment yield assumption is 4.3% for traditional direct life reserves for all contracts, 4.1% for life contingent pay-out annuities, and ranges from 3.6% to 6.9% for PRT annuities with life contingencies. Policies are terminated through surrenders and maturities, where surrenders represent the voluntary terminations of policies by policyholders and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder experience adjusted for expected future conditions.
For long-duration contracts the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net GAAP liability (gross reserves less VOBA, DAC and DSI) is less than the gross premium liability, impairment is deemed to have occurred, and the VOBA, DAC and DSI asset balances are reduced until the net GAAP liability is equal to the gross premium liability. If the VOBA, DAC and DSI asset balances are completely written off and the net GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $862 million and $934 million at December 31, 2022 and 2021, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
F&G
In our F&G segment, our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. For arrangements in which F&G follows reinsurance accounting and for most arrangements that are accounted for as separate investment contracts, we present the amounts consistently and on a gross basis in our Consolidated Balance Sheets with the ceded reserves balance presented as a Reinsurance recoverable. Where applicable, deferred gains associated with the reinsurance of insurance and investment contracts will be included within Accounts payable and accrued expenses with the related accretion reflected within Escrow, title-related and other fees on the Consolidated Balance Sheets and Statements of Earnings, respectively. Where applicable, deferred costs associated with the reinsurance of insurance and investment contracts will be included within the Prepaid expense and other assets with the related amortization reflected within Other operating expenses in the Consolidated Balance Sheets and Statements of Earnings, respectively. Premium and expense are recorded net of reinsurance ceded for both insurance and investment contracts.
For some arrangements in which deposit accounting is applied or the arrangement is accounted for as a separate investment contract, the assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets. The related net investment income, investment gain/loss, and change in reserves are presented net on the accompanying Consolidated Statements of Income. F&G intends to apply the right of offset where there is a right of offset explicit in the reinsurance agreement. See Note O F&G Reinsurance for more details over F&G's reinsurance agreements.
Revenue Recognition
Refer to Note L Revenue Recognition for a description of our accounting for our various revenue streams.
Benefits and Other Changes in Policy Reserves
Benefit expenses for FIAs, fixed rate annuities, IUL policies and funding agreements include interest credited and, for FIA and IUL policies, index credits, to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries range from 0.5% to 6.0% for fixed rate annuities and FIAs combined, 3.0% to 4.8% for IULs, and 0.9% to 5.2% for funding agreements. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the SOP 03-1 reserve for GMWB and GMDB benefits.
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
The net earnings of F&G in our calculation of diluted earnings per share is adjusted for dilution related to certain F&G restricted stock granted to F&G's employees in accordance with ASC 260-10-55-20. We calculate the ratio of the shares of F&G we own to the total weighted average diluted shares of F&G outstanding and multiply the ratio by F&G's net earnings. The result is used for F&G's net earnings attributable to FNF included in our consolidated net earnings in the numerator for our diluted EPS calculation.
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million antidilutive instruments outstanding for the years ended December 31, 2022 and 2021.
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

Changes in the balance of Other comprehensive earnings (loss) by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Unrealized gain (loss) relating to investments in unconsolidated affiliates	Unrealized (loss) gain on foreign currency translation and cash flow hedging	Minimum pension liability adjustment	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance January 1, 2020	$46	$18	$(11)	$(10)	$43
Reclassification adjustments	(73)	—	—	—	(73)
Other comprehensive earnings	1,307	3	10	14	1,334
Balance December 31, 2020	1,280	21	(1)	4	1,304
Reclassification adjustments	(123)	—	—	—	(123)
Other comprehensive earnings	(410)	22	(7)	(7)	(402)
Balance December 31, 2021	747	43	(8)	(3)	779
Reclassification adjustments	173	—	—	—	173
Other comprehensive earnings	(3,810)	9	(18)	5	(3,814)
Balance December 31, 2022	$(2,890)	$52	$(26)	$2	$(2,862)
Redeemable Non-controlling Interest
Subsequent to our acquisition of Lender Processing Services, Inc. ("LPS") in January 2014, we issued a 35% ownership interest in ServiceLink to funds affiliated with Thomas H. Lee Partners ("THL" or "the minority interest holder"). THL had an option to put its ownership interests of ServiceLink to us if no public offering of the corresponding business was consummated after four years from the date of FNF's purchase of LPS. The Class A units owned by THL (the "redeemable noncontrolling interests") could have been settled in cash or common stock of FNF or a combination of both at our election. As of January 2018, no public offering was made and the redeemable noncontrolling interests were no longer subject to a holding requirement. The redeemable noncontrolling interests were settled at the current fair value at the time we received notice of THL's put election as determined by the parties or by a third-party appraisal under the terms of the Unit Purchase Agreement. As a result of a recapitalization of ServiceLink in 2015, the ownership interest by the minority interest holder was reduced from 35% to 21%. The redeemable noncontrolling interests were recorded at their initial value of $344 million in our Consolidated Balance Sheets and would have been adjusted to fair value were such value to rise above the initial value. As these redeemable noncontrolling interests provided for redemption features not solely within our control, we classified the redeemable noncontrolling interests outside of permanent equity. On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by THL. As of the purchase date, ServiceLink is a wholly-owned subsidiary of FNF.
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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase in contractholder funds and future policy reserves of $96 million and an increase to intangible assets of $47 million.
During the third quarter of 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the third quarter of 2021 included refinements in the calculation of the fair value of the embedded derivative component of our FIAs within contractholder funds and updates to the surrender rates, GMWB utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $425 million and a decrease to intangible assets of $136 million. These model refinements and assumptions are also used in the SOP 03-1 liability for GMWB and GMDB benefits and resulted in an increase in the liability of $28 million. There was no material change to underlying policyholder behavior. The majority of the changes represent one-time adjustments in the third quarter of 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.

Note B — Acquisitions
AllFirst
On August 9, 2022, we acquired approximately 74% of the outstanding equity of AllFirst for approximately $130 million in cash consideration. On December 19, 2022, we purchased an additional 6% of the outstanding equity of AllFirst for approximately $10 million in cash consideration.
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to AllFirst's assets acquired and liabilities assumed based on their fair values as of August 9, 2022. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. In connection with the acquisition, we recorded preliminary fair value estimates for goodwill, other intangibles, other assets, other liabilities and non-controlling interest of $105 million, $55 million, $40 million, $19 million and $46 million, respectively, as of December 31, 2022.
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$46	10
Trade name	7	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$55
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
The acquisition was accounted for as a business combination under Topic 805.The purchase price was allocated to F&G's assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is not expected to be deductible for tax purposes, except for $16 million related to a prior F&G transaction.
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
Unaudited Supplemental Pro-forma Financial Results
F&G's financial results since the acquisition date are reflected in our Consolidated Financial Statements. F&G's revenues and net earnings for the period from June 1, 2020 through December 31, 2020 of $1,233 million and $136 million, respectively, are included in the Consolidated Statements of Earnings for the year ended December 31, 2020. For comparative purposes, selected unaudited pro-forma consolidated results of operations of FNF for the year ended December 31, 2020 is presented below. Unaudited pro-forma results presented assume the consolidation of F&G occurred as of January 1, 2019.

Year Ended December 31,
2020
(In millions)
Total revenues	$10,897
Net earnings attributable to FNF common shareholders	1,233
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

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Beginning balance	$1,883	$1,623	$1,509
Change in insurance recoverable	(128)	94	34
Claim loss provision related to:
Current year	308	385	283
Prior years	—	—	—
Total title claim loss provision	308	385	283
Claims paid, net of recoupments related to:
Current year	(21)	(14)	(11)
Prior years	(232)	(205)	(192)
Total title claims paid, net of recoupments	(253)	(219)	(203)
Ending balance of claim loss reserve for title insurance	$1,810	$1,883	$1,623
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%
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
On April 26, 2022, the Named Companies reached a global settlement with the receiver and several other investor claimants. As a condition of the settlement, the Named Companies and the receiver jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement and barring further claims against the Named Companies (“Settlement and Bar Order”). The receiver is in receipt of the settlement payment from Chicago Title Company and will distribute the amount designated for each non-joining investor at the conclusion of any such investor’s appeal of the Settlement and Bar Order (or back to Chicago Title Company if an appeal is successful). Some of the investor claimants who objected to entry of the Settlement and Bar Order have appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). Appellate briefing is expected to take place over the next several months.
The following lawsuits remain pending in the Superior Court of San Diego County for the State of California, all of which involve investor claimants who have claims against the Named Companies, objected to the settlement with the receiver, and have appealed the Settlement and Bar Order. Since any pending and future claims against the Named Companies are barred, the state court cases where plaintiffs have served a notice of appeal have been stayed pending the outcome of the appeals, and the claims against the Named Companies by non-appealing plaintiffs have been dismissed with prejudice. While they have not been consolidated into one action, they have been deemed by the court to be related and are assigned to the same judge for purposes of judicial economy.

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
On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies filed a cross-complaint against Ms. Champion-Cain, and others, and the Named Companies were substituted in as the Plaintiff following a settlement with the bank.
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

Note D — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with NAV. The hierarchy for fair value measurement is defined as follows:
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
NAV - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the limited partnership financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the limited partnerships may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,286	$—	$—	$—	$2,286
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467
Commercial mortgage-backed securities	—	3,026	37	—	3,063
Corporates	40	12,857	1,440	—	14,337
Hybrids	93	638	—	—	731
Municipals	—	1,431	29	—	1,460
Residential mortgage-backed securities	—	1,225	302	—	1,527
U.S. Government	260	11	—	—	271
Foreign Governments	—	223	16	—	239
Equity securities	621	—	10	47	678
Preferred securities	320	582	1	—	903
Derivative investments	—	244	—	—	244
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279
Short term investments	2,590	—	—	—	2,590
Other long-term investments	—	—	71	—	71
Total financial assets at fair value	$6,210	$25,720	$8,169	$47	$40,146
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115
Total financial liabilities at fair value	$—	$—	$3,115	$—	$3,115

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$4,360	$—	$—	$—	$4,360
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	—	8,695
Commercial mortgage-backed securities	—	2,944	35	—	2,979
Corporates	37	15,322	1,135	—	16,494
Hybrids	132	780	—	—	912
Municipals	—	1,458	43	—	1,501
Residential mortgage-backed securities	—	731	—	—	731
U.S. Government	394	—	—	—	394
Foreign Governments	—	266	18	—	284
Equity securities	1,206	—	9	48	1,263
Preferred securities	506	893	2	—	1,401
Derivative investments	—	816	—	—	816
Short term investments	168	2	321	—	491
Other long-term investments	—	—	78	—	78
Total financial assets at fair value	$6,803	$27,948	$5,600	$48	$40,399
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	—	3,883
Reinsurance related embedded derivatives, included in other liabilities	—	73	—	—	73
Total financial liabilities at fair value	$—	$73	$3,883	$—	$3,956
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2022 or December 31, 2021.
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
The fair value measurement of the FIA/ IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2022 and December 31, 2021was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A Business and Summary of Significant Accounting Policies regarding updated assumptions during the fourth quarter of 2022 and the implementation of a new actuarial valuation system and assumption updates during third quarter of 2021. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera") (effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third-party reinsurer) and ASPIDA Life Re Ltd ("Aspida Re") are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2) and; therefore, the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. Please see Note O F&G Reinsurance for further discussion on F&G reinsurance agreements.
Other long-term investments
We hold a fund-linked note that provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date.  The embedded derivative is similar to a call option on the NAV of the fund with a strike price of zero since Fidelity & Guaranty Life Insurance Company ("FGL Insurance") will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note F Derivative Financial Instruments.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2022 and December 31, 2021 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(in millions)			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% -88.48% (82.74%)
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% (94.16%)
Corporates	826	Third-Party Valuation	Offered quotes	—% - 104.96% (89.69%)
Corporates	12	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.02%)
Municipals	29	Third-Party Valuation	Offered quotes	93.95% - 93.95% (93.95%)
Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	0.00% - 91.04% (86.38%)
Foreign Governments	16	Third-Party Valuation	Offered quotes	99.78% - 102.29% (100.56%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	6	Broker Quoted	Offered quotes	$64.25 - $64.25 ($64.25)
Equity securities	4	Discounted Cash Flow	Discount rate	11.10% - 11.10% (11.10%)
		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	15	Broker-quoted	Offered quotes	96.23%
Investment in affiliate	23	Market Comparable Company Analysis	EBITDA multiple	5x - 5.5x
Total financial assets at fair value	$8,169
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (0.87%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)
Total financial liabilities at fair value	$3,115

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.70% (97.06%)
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95%)
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70%)
Commercial mortgage-backed securities	11	Third-Party Valuation	Offered quotes	97.91% - 97.91% (97.91%)
Corporates	380	Broker-quoted	Offered quotes	—% - 109.69% (100.91%)
Corporates	741	Third-Party Evaluation	Offered quotes	85.71% - 119.57% (107.72%)
Corporates	14	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (62.00%)
Municipals	43	Third-Party Evaluation	Offered quotes	135.09% - 135.09% (135.09%)
Short-term	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Foreign governments	18	Third-Party Evaluation	Offered quotes	107.23% - 116.44% (110.11%)
Preferred Securities	2	Income-Approach	Yield	2.43%
Equity securities	3	Broker-quoted	Offered Quotes	$6.23 - $6.23 ($6.23)
Equity securities	2	Black Scholes Model	Risk Free Rate	1.00% - 1.00% (1.00%)
			Strike Price	$1.50 - $1.50 ($1.50)
			Volatility	81.00% - 81.00% (81.00%)
			Dividend Yield	0.00% - 0.00% (0.00%)
Equity securities	4	Discounted Cash Flow	Discount Rate	12.70% - 12.70% (12.70%)
		Market Comparable Company Analysis	EBITDA multiple	5.9x - 5.9x (5.9x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit Linked Note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x - 8x
Total financial assets at fair value	$5,600
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	0.00% - 38.72% (3.16%)
			Swap rates	0.05% - 1.94% (1.00%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.26%)
			Partial withdrawals	2.00% - 23.26% (2.72%)
			Non-performance spread	0.43% - 1.01% (0.68%)
			Option cost	0.07% - 4.97% (1.83%)
Total financial liabilities at fair value	$3,883

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2022 and December 31, 2021, respectively. This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$(6)	$(393)	$3,269	$(39)	$(541)	$14	$6,263	$(426)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	1	(187)	714	(20)	(215)	12	1,440	(188)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	43	—	(14)	—	—	—	—	29	(13)
Residential mortgage-backed securities	—	—	—	316	—	—	(14)	302	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	2	(1)	—	—	10	—
Other long-term assets:
Available-for-sale embedded derivative	34	(11)	—	—	—	—	—	23	—
Credit linked note	23	(1)	(1)	—	(2)	(4)	—	15	—
Investment in affiliate	21	—	2	—	—	—	—	23	2
Secured borrowing receivable	$—	$—	$—	$—	$—	$—	$10	$10	$—
Total assets at Level 3 fair value	$5,600	$(17)	$(602)	$4,321	$(62)	$(760)	$(311)	$8,169	$(632)
Liabilities
Future policy benefits	$—	$—	$—	$—	$—	$—	$—	$—	$—
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	(1,382)	—	768	—	(154)	—	3,115	—
Total liabilities at Level 3 fair value	$3,883	$(1,382)	$—	$768	$—	$(154)	$—	$3,115	$—
(a) The net transfers out of Level 3 during the year ended December 31, 2022 were to Level 2.

	Year ended December 31, 2021
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$(1)	$(8)	$3,417	$(97)	$(595)	$(107)	$3,959	$4
Commercial mortgage-backed securities	26	—	(3)	12	—	—	—	35	1
Corporates	1,289	8	(40)	161	(23)	(247)	(13)	1,135	23
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	(1)	14	—	(102)	(394)	—	22
Foreign Governments	17	—	1	—	—	—	—	18	2
Short-term	—	—	2	820	—	(501)	—	321	—
Preferred securities	1	(1)	1	1	—	—	—	2	—
Equity securities	4	2	—	3	—	—	—	9	—
Other long-term assets:
Available-for-sale embedded derivative	27	7	—	—	—	—	—	34	—
Credit linked note	23	—	—	—	—	—	—	23	—
Investment in affiliate	—	—	—	21	—	—	—	21	—
Total assets at Level 3 fair value	$3,267	$15	$(48)	$4,449	$(120)	$(1,449)	$(514)	$5,600	$59
Liabilities
Future policy benefits (FSRC)	$5	$—	$—	$—	$(4)	$(1)	$—	$—	$—
FIA embedded derivatives, included in contractholder funds	3,404	121	—	513	—	(155)	—	3,883	—
Total liabilities at Level 3 fair value	$3,409	$121	$—	$513	$(4)	$(156)	$—	$3,883	$—
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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is determined using NAV as a practical expedient and are included in the NAV column in the table below. In our Title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our Title segment, Investments in unconsolidated affiliates were $187 million and $136 million as of December 31, 2022 and December 31, 2021, respectively.

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
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. The carrying value of the F&G Credit Facility at December 31, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the accompanying Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2022
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	—	2,427	2,427	2,427
Policy loans	—	—	52	—	52	52
Other invested assets	93	—	16	—	109	109
Company-owned life insurance	35	—	328	—	363	363
Trade and notes receivables, net of allowance	—	—	467	—	467	467
Total	$128	$99	$4,838	$2,427	$7,492	$8,071

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$34,464	$—	$34,464	$38,412
Debt	—	2,776	—	—	2,776	3,238
Total	$—	$2,776	$34,464	$—	$37,240	$41,650

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$—	$72	$72
Commercial mortgage loans	—	—	2,265	—	2,265	2,168
Residential mortgage loans	—	—	1,549	—	1,549	1,581
Investments in unconsolidated affiliates	—	—	—	2,350	2,350	2,350
Policy loans	—	—	39	—	39	39
Other invested assets	—	—	57	—	57	57
Company-owned life insurance	—	—	333	—	333	333
Trade and notes receivables, net of allowance	—	—	557	—	557	557
Total	$—	$72	$4,800	$2,350	$7,222	$7,157

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$27,448	$—	$27,448	$31,529
Debt	—	3,218	—	—	3,218	3,096
Total	$—	$3,218	$27,448	$—	$30,666	$34,625
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

Note E — Investments
Our fixed maturity securities investments have been designated as available-for-sale and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for DAC, VOBA, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings (loss). The Company’s consolidated investments are summarized as follows (in millions):

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467
Commercial mortgage-backed securities	3,337	(1)	11	(284)	3,063
Corporates	17,396	(22)	32	(3,069)	14,337
Hybrids	806	—	9	(84)	731
Municipals	1,749	—	4	(293)	1,460
Residential mortgage-backed securities	1,638	(8)	6	(109)	1,527
U.S. Government	287	—	—	(16)	271
Foreign Governments	286	—	—	(47)	239
Total available-for-sale securities	$37,708	$(39)	$98	$(4,672)	$33,095

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695
Commercial mortgage-backed/asset-backed securities	2,684	(2)	308	(11)	2,979
Corporates	15,822	—	830	(158)	16,494
Hybrids	838	—	74	—	912
Municipals	1,445	—	67	(11)	1,501
Residential mortgage-backed securities	731	(3)	7	(4)	731
U.S. Government	393	—	3	(2)	394
Foreign Governments	276	—	9	(1)	284
Total available-for-sale securities	$30,705	$(8)	$1,518	$(225)	$31,990

Securities held on deposit with various state regulatory authorities had a fair value of $17,870 million and $22,343 million at December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, we held $27 million of investments that were non-income producing for a period greater than twelve months. As of December 31, 2021, we held no material investments that were non-income producing for a period greater than twelve months.
As of December 31, 2022 and December 31, 2021, the Company's accrued interest receivable balance was $365 million and $253 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $3,387 million and $2,469 million at December 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2022		December 31, 2021
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$536	$527	$426	$431
Due after one year through five years	3,288	3,089	2,998	3,051
Due after five years through ten years	2,171	1,939	2,389	2,458
Due after ten years	14,503	11,457	12,930	13,608
	20,498	17,012	18,743	19,548
Other securities, which provide for periodic payments:
Asset-backed securities	12,209	11,467	8,516	8,695
Commercial mortgage-backed securities	3,337	3,063	2,684	2,979
Structured hybrids	26	26	31	37
Residential mortgage-backed securities	1,638	1,527	731	731
	17,210	16,083	11,962	12,442
Total fixed maturity available-for-sale securities	$37,708	$33,095	$30,705	$31,990

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of December 31, 2022 and 2021, our allowance for expected credit losses for AFS securities was $39 million and $8 million, respectively.

The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows (dollars in millions):

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,079	(169)	475	(116)	2,554	(285)
Corporates	9,913	(1,735)	3,523	(1,330)	13,436	(3,065)
Hybrids	628	(83)	3	(1)	631	(84)
Municipals	998	(180)	352	(113)	1,350	(293)
Residential mortgage-backed securities	992	(51)	184	(22)	1,176	(73)
U.S. Government	130	(7)	140	(8)	270	(15)
Foreign Government	119	(32)	59	(14)	178	(46)
Total available-for-sale securities	$21,860	$(2,667)	$8,463	$(1,964)	$30,323	$(4,631)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,114
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,296
Total number of available-for-sale securities in an unrealized loss position						4,410

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	603	(11)	1	—	604	(11)
Corporates	5,391	$(132)	$394	$(26)	$5,785	$(158)
Hybrids	3	—	—	—	3	—
Municipals	410	(5)	85	(6)	495	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	219	(2)	4	—	223	(2)
Foreign Government	82	(1)	5	—	87	(1)
Total available-for-sale securities	$11,443	$(185)	$646	$(40)	$12,089	$(225)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,056
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						68
Total number of available-for-sale securities in an unrealized loss position						2,124

We determined the increase in unrealized losses as of December 31, 2022 was caused by higher treasury rates as well as wider spreads. This is in part due to the Federal Reserve's action to increase rates in efforts to combat inflation. For securities in an unrealized loss position as of December 31, 2022, our allowance for expected credit loss was $39 million. We believe that the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2022 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans
Commercial mortgage loans ("CMLs") represented approximately 6% of our total investments at December 31, 2022 and December 31, 2021. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Property Type:
Hotel	$18	1%	$19	1%
Industrial	520	22%	497	23%
Mixed Use	12	1%	13	1%
Multifamily	1,013	42%	894	41%
Office	330	14%	343	16%
Retail	105	4%	121	6%
Student Housing	83	3%	83	4%
Other	335	13%	204	8%
Total commercial mortgage loans, gross of valuation allowance	$2,416	100%	$2,174	100%
Allowance for expected credit loss	(10)		(6)
Total commercial mortgage loans, net of valuation allowance	$2,406		$2,168

U.S. Region:
East North Central	$151	6%	$137	6%
East South Central	76	3%	79	4%
Middle Atlantic	326	13%	293	13%
Mountain	355	15%	236	11%
New England	158	7%	149	7%
Pacific	708	28%	649	30%
South Atlantic	521	22%	459	21%
West North Central	4	1%	12	1%
West South Central	117	5%	160	7%
Total commercial mortgage loans, gross of valuation allowance	$2,416	100%	$2,174	100%
Allowance for expected credit loss	(10)		(6)
Total commercial mortgage loans, net of valuation allowance	$2,406		$2,168
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

The following tables presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%

December 31, 2021
LTV Ratios:
Less than 50.00%	$626	$33	$9	$668	31%	$745	33%
50.00% to 59.99%	470	—	—	470	22%	481	21%
60.00% to 74.99%	1,036	—	—	1,036	47%	1,039	46%
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million.
We recognize mortgage loans as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2022, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table below. At December 31, 2021, we had no CMLs that were delinquent in principal or interest payments.
Residential Mortgage Loans
Residential mortgage loans ("RMLs") represented approximately 5% and 4% of our total investments at December 31, 2022 and December 31, 2021, respectively. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All Other States (1)	914	42%
Total mortgage loans	$2,180	100%
(1) The individual concentration of each state is equal to or less than to 5%.

	December 31, 2021
U.S. State:	Amortized Cost	% of Total
Florida	$234	15%
Texas	170	10%
New Jersey	153	10%
All Other States (1)	1,049	65%
Total residential mortgage loans	$1,606	100%
(1) The individual concentration of each state is less than 9%.
    RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs was as follows (dollars in millions):

	December 31, 2022		December 31, 2021
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,118	97%	$1,533	95%
Non-performing	62	3%	73	5%
Total residential mortgage loans, gross of valuation allowance	$2,180	100%	$1,606	100%
Allowance for expected loan loss	(32)	—%	(25)	—%
Total residential mortgage loans, net of valuation allowance	$2,148	100%	$1,581	100%
Loans segregated by risk rating exposure were as follows, gross of valuation allowances (in millions):

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180
Commercial mortgages
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
90 days or more past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million.

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$120	$229	$—	$6	$—	$313	$668
50.00% to 59.99%	267	192	—	—	—	11	470
60.00% to 74.99%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174

Non-accrual loans by amortized cost were as follows (in millions):

Amortized cost of loans on non-accrual	December 31, 2022	December 31, 2021
Residential mortgage	$64	$72
Commercial mortgage	9	—
Total non-accrual mortgages	$73	$72

Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2022 and December 31, 2021.
It is our policy to cease to accrue interest on loans that are 90 days or more delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2022 and December 31, 2021, we had $71 million and $72 million, respectively, of mortgage loans that were over 90 days past due, of which $38 million and $39 million was in the process of foreclosure as of December 31, 2022 and December 31, 2021, respectively.

Allowance for Expected Credit Loss
We estimate expected credit losses for our CML and RML portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Year ended December 31, 2022			Year ended December 31, 2021
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$25	$6	$31	$37	$2	$39
Provision for loan losses	7	4	11	(12)	4	(8)
Ending Balance	$32	$10	$42	$25	$6	$31

	Seven months ended December 31, 2020
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	—	—	—
Provision for loan losses	30	2	32
For initial credit losses on purchased loans accounted for as PCD financial assets	7	—	7
Ending Balance	$37	$2	$39
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of December 31, 2022 and December 31, 2021.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Fixed maturity securities, available-for-sale	$1,489	$1,267	$708
Equity securities	31	23	19
Preferred securities	67	63	59
Mortgage loans	186	131	50
Invested cash and short-term investments	61	7	8
Limited partnerships	110	589	76
Tax deferred property exchange income	103	16	33
Other investments	41	32	25
Gross investment income	2,088	2,128	978
Investment expense	(197)	(167)	(78)
Interest and investment income	$1,891	$1,961	$900

The Company’s Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and Investment Income attributable to these agreements, and thus excluded from the totals in the table above, was $109 million, $53 million and $21 million for the years ended December 31, 2022 and 2021 and for the period from June 1 to December 31, 2020.

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net realized (losses) gains on fixed maturity available-for-sale securities	$(253)	$111	$102
Net realized/unrealized (losses) gains on equity securities (2)	(386)	(434)	241
Net realized/unrealized (losses) gains on preferred securities (3)	(230)	(14)	15
Realized (losses) gains on other invested assets	(68)	8	(25)
Change in allowance for expected credit losses	(41)	8	(37)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(164)	456	76
Unrealized (losses) gains on certain derivative instruments	(693)	159	161
Change in fair value of reinsurance related embedded derivatives (1)	352	34	(53)
Change in fair value of other derivatives and embedded derivatives	(10)	6	8
Realized (losses) gains on derivatives and embedded derivatives	(515)	655	192
Recognized gains and losses, net	$(1,493)	$334	$488
(1) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Somerset effective October 31, 2021) and Aspida Re.
(2) Includes net valuation (losses) gains of $(387) million, $(436) million and $248 million for the years ended December 31, 2022, 2021, and 2020 respectively.
(3) Includes net valuation losses of $198million, $14 million, and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Proceeds	$3,264	$4,749	$1,946
Gross gains	14	158	116
Gross losses	(252)	(49)	(12)
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
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our Consolidated Balance Sheets. In addition, we invest in structured investments that may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note H Commitments and Contingencies).

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs:

	December 31, 2022		December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in unconsolidated affiliates	$2,427	$4,030	$2,350	$3,496
Fixed maturity securities	15,680	17,404	12,382	12,802
Total unconsolidated VIE investments	$18,107	$21,434	$14,732	$16,298
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

December 31, 2022
Blackstone Wave Asset Holdco (1)	$741
__________________
(1)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
Investment in Cannae Holdings, Inc. ("Cannae")
Included in equity securities as of December 31, 2021 were 5,775,598 shares of Cannae common stock (NYSE: CNNE). The fair value of this investment based on quoted market prices was $203 million as of December 31, 2021. During the year ended December 31, 2022, we sold all 5,775,598 shares of CNNE common stock back to Cannae for approximately $109 million in the aggregate. As of December 31, 2022, we held no shares of CNNE common stock.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	December 31, 2022	December 31, 2021
Assets:
Derivative investments:
Call options	$244	$816
Other long-term investments:
Other embedded derivatives	23	33
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	279	—
	$546	$849

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,115	$3,883
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	—	73
	$3,115	$3,956
The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Year Ended		Seven Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net investment gains (losses):
Call options	$(862)	$597	$229
Futures contracts	(7)	8	15
Foreign currency forwards	12	10	(7)
Other derivatives and embedded derivatives	(10)	5	8
Reinsurance related embedded derivatives	352	34	(53)
Total net investment gains	$(515)	$654	$192

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives increase (decrease)	$(768)	$479	$552
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P)(1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42
(1) An * represents credit ratings that were not available.

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2022 and December 31, 2021, counterparties posted $219 million and $790 million, respectively, of collateral, of which $178 million and $576 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $33 million at December 31, 2022 and $42 million at December 31, 2021.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
We held 409 and 329 futures contracts at December 31, 2022 and December 31, 2021, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million and $3 million at December 31, 2022 and December 31, 2021, respectively.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain multi-year guaranteed annuity (“MYGA”) and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.

Note G — Notes Payable
Notes payable consists of the following:

	December 31, 2022	December 31, 2021
	(In millions)
4.50% Notes, net of discount	$445	$444
5.50% Notes, net of discount	—	400
3.40% Notes, net of discount	644	643
2.45% Notes, net of discount	594	593
3.20% Notes, net of discount	444	443
Revolving Credit Facility	(3)	(4)
F&G Credit Agreement	547	—
5.50% F&G Notes	567	577
	$3,238	$3,096

On November 22, 2022, F&G entered into the F&G Credit Agreement pursuant to which the Lenders have made available the F&G Credit Facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes.
The F&G Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150,000,000 or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date or certain other conditions are met. Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding, offset by approximately $3 million of unamortized debt issuance costs. A net partial paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, F&G entered into the Amended F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The Amended F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2021, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the Securities and Exchange Commission ("SEC"). The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay the remaining $260 million outstanding indebtedness under our prior term loan credit agreement dated April 22, 2020, among us, as borrower, various lenders, and Bank of American N.A., as administrative agent (the "Term Loan"), which provided for an aggregate principal borrowing of $1.0 billion that we entered into to fund a portion of the acquisition of F&G and (ii) for general corporate purposes.

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
On September 1, 2022, we repaid the remaining $400 million in outstanding principal amount of our 5.50% Senior Notes due September 2022.

Gross principal maturities of notes payable at December 31, 2022 are as follows (in millions):
2023	$550
2024	—
2025	550
2026	—
2027	—
Thereafter	2,150
$3,250

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $12 million as of December 31, 2022 and 2021. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest. On September 5, 2022 the Grand Court of the

Cayman Islands decided in favor of F&G. Kingstown Capital Management LP failed to appeal, and its appeal period expired on October 20, 2022. We are attempting to collect reimbursement of our expenses in this lawsuit.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $18.9 billion and $30.5 billion at December 31, 2022 and 2021, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2022 and 2021 related to these arrangements.
FNF Commitments
As of December 31, 2022, we had a commitment to purchase TitlePoint for $225 million. On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $225 million in cash, subject to a customary working capital adjustment. For further information associated with the purchase of TitlePoint, refer to Note A Business and Summary of Significant Accounting Policies.
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of December 31, 2022 and 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class is included below:

	December 31, 2022	December 31, 2021
Asset Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,603	$1,146
Whole loans	419	589
Fixed maturity securities, ABS	201	306
Other fixed maturity securities, AFS	48	119
Other assets	120	156
Commercial mortgage loans	36	44
Residential mortgage loans	2	—
Committed amounts included in liabilities	1	$—
Total	$2,430	$2,360
See Note A Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.

As discussed in Note O F&G Reinsurance, to enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2022 and December 31, 2021, the amount funded under the NPA was insignificant.

Note I — Dividends
On February 16, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on March 31, 2023, to FNF common shareholders of record as of March 17, 2023.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables. On June 1, 2020, we completed our acquisition of F&G. As a result, the year ended December 31, 2020 includes seven months of activity from our F&G segment.
As of and for the year ended December 31, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,834	$—	$—	$6,834
Other revenues	2,502	1,695	127	4,324
Revenues from external customers	9,336	1,695	127	11,158
Interest and investment income, including recognized gains and losses	(230)	645	(17)	398
Total revenues	9,106	2,340	110	11,556
Depreciation and amortization	142	329	25	496
Interest expense	—	29	86	115
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	1,090	598	(153)	1,535
Income tax expense (benefit)	298	117	(17)	398
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	792	481	(136)	1,137
Equity in earnings of unconsolidated affiliates	15	—	—	15
Net earnings (loss) from continuing operations	$807	$481	$(136)	$1,152
Assets	$8,295	$55,077	$2,217	$65,589
Goodwill	2,620	1,756	266	4,642

As of and for the year ended December 31, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$8,553	$—	$—	$8,553
Other revenues	3,228	1,395	172	4,795
Revenues from external customers	11,781	1,395	172	13,348
Interest and investment income, including recognized gains and losses	(284)	2,567	12	2,295
Total revenues	11,497	3,962	184	15,643
Depreciation and amortization	138	484	23	645
Interest expense	—	29	85	114
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	2,136	1,077	(130)	3,083
Income tax expense (benefit)	511	220	(18)	713
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,625	857	(112)	2,370
Equity in earnings of unconsolidated affiliates	58	—	6	64
Net earnings (loss)	$1,683	$857	$(106)	$2,434
Assets	$9,663	$48,730	$2,297	$60,690
Goodwill	2,517	1,756	266	4,539

As of and for the year ended December 31, 2020:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,298	$—	$—	$6,298
Other revenues	2,782	138	172	3,092
Revenues from external customers	9,080	138	172	9,390
Interest and investment income, including recognized gains and losses	294	1,095	(1)	1,388
Total revenues	9,374	1,233	171	10,778
Depreciation and amortization	149	123	24	296
Interest expense	1	18	71	90
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,878	86	(180)	1,784
Income tax expense (benefit)	432	(75)	(35)	322
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,446	161	(145)	1,462
Equity in earnings of unconsolidated affiliates	14	—	1	15
Net earnings (loss)	$1,460	$161	$(144)	$1,477
Assets	$9,211	$39,714	$1,530	$50,455
Goodwill	2,478	1,751	266	4,495

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

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid for:
Interest	$125	$112	$73
Income taxes	387	653	315
Deferred sales inducements	87	90	46
Non-cash investing and financing activities:
Equity financing associated with the acquisition of F&G	$—	$—	$609
Distribution of 15% of the common stock of F&G	320	—	—
Investments received from pension risk transfer premiums	—	316	—
Change in proceeds of sales of investments available for sale receivable in period	96	(160)	(4)
Change in purchases of investments available for sale payable in period	(25)	18	14
Lease liabilities recognized in exchange for lease right-of-use assets	70	47	44
Remeasurement of lease liabilities	60	87	48
Liabilities assumed in connection with acquisitions (excluding F&G)(1)
Fair value of assets acquired	266	85	32
Less: Total Purchase price	180	59	24
Liabilities and noncontrolling interests assumed	$86	$26	$8
(1) For further information related to the acquisition of F&G, refer to Note B Acquisitions

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2022	2021	2020
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,858	$3,571	$2,699
Agency title insurance premiums	Agency title insurance premiums	Title	3,976	4,982	3,599
Life insurance premiums, insurance and investment product fees, and other (1)	Escrow, title-related and other fees	F&G	1,695	1,395	138
Home warranty	Escrow, title-related and other fees	Title	165	185	181
Total revenue from insurance contracts			8,694	10,133	6,617
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	980	1,395	1,170
Other title-related fees and income	Escrow, title-related and other fees	Title	752	888	724
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	342	396	368
Real estate technology	Escrow, title-related and other fees	Corporate and other	158	142	112
Real estate brokerage	Escrow, title-related and other fees	Corporate and other	—	—	25
Total revenue from contracts with customers			2,232	2,821	2,399
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	263	364	338
Other	Escrow, title-related and other fees	Corporate and other	(31)	30	36
Interest and investment income	Interest and investment income	Various	1,891	1,961	900
Recognized gains and losses, net	Recognized gains and losses, net	Various	(1,493)	334	488
Total revenues	Total revenues		$11,556	$15,643	$10,778
(1) Includes $1,362 and 1,146 of life-contingent pension risk transfer premiums in 2022 and 2021, respectively.
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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third-party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue ("UREV") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Premiums, annuity deposits (net of reinsurance) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Product Type	(In millions)
Fixed indexed annuities	4,483	4,420	$1,966
Fixed rate annuities	1,522	878	631
Funding agreements (FABN/FHLB)	1,891	2,658	100
Life insurance and other (a)	446	329	152
Total	$8,342	$8,285	$2,849
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2022	December 31, 2021
	(In millions)
Trade receivables	$349	$524
Deferred revenue (contract liabilities)	296	144

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, we recognized $98 million and $106 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note M — Other Intangible Assets
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets are as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2022	$1,185	$761	$88	$2,034
Purchase price allocation adjustments		—	—	—
Deferrals	—	727	87	814
Amortization	(203)	(107)	(43)	(353)
Interest	25	30	2	57
Unlocking	(5)	(4)	5	(4)
Adjustment for net unrealized investment (gains) losses	662	182	68	912
Balance at December 31, 2022	$1,664	$1,589	$207	$3,460

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Purchase price allocation adjustments	61	—	—	61
Deferrals	—	585	90	675
Amortization	(436)	(46)	(35)	(517)
Interest	30	13	1	44
Unlocking	13	1	(2)	12
Adjustment for net unrealized investment (losses) gains	51	(14)	(2)	35
Balance at December 31, 2021	$1,185	$761	$88	$2,034

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rate utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71% for the years ended December 31, 2022 and December 31, 2021. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI On the Consolidated Balance Sheet rather than as depreciation and amortization on the Consolidated Statements of Earnings. As of December 31, 2022 and 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains (losses) of $(430) million and $232 million respectively, the DAC balances included cumulative adjustments for net unrealized investment gains (losses) of $(143) million and $39 million, respectively, and the DSI balance included net unrealized investment gains of $(61) million and $7 million, respectively.

For the in-force liabilities as of December 31, 2022, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2023	$(53)
2024	172
2025	151
2026	133
2027	129
Thereafter	702

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2022 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$916	$(713)	$203	10
Computer software	537	(341)	196	2 to 10
Value of distribution asset (VODA)	140	(40)	100	15
Definite lived trademarks, tradenames, and other	56	(41)	15	10
Indefinite lived tradenames and other	60	N/A	60	Indefinite
Total			$574

Other intangible assets as of December 31, 2021 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Customer relationships and contracts	$803	$(651)	$152	10
Computer software	488	(307)	181	2 to 10
Value of distribution Asset (VODA)	140	(25)	115	15
Definite lived trademarks, tradenames, and other	49	(33)	16	10
Indefinite lived tradenames and other	59	N/A	59	Indefinite
Total			$523
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships and computer software and definite lived trademarks, tradenames and other, was $133 million, $135 million, and $138 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2022, is $131 million in 2023, $96 million in 2024, $72 million in 2025, $58 million in 2026 and $47 million in 2027.

Note N — Goodwill
A summary of the changes in Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2020	$2,478	$1,751	$266	$4,495
Goodwill associated with acquisitions	38	—	—	38
Adjustments to prior year acquisitions	$1	$5	$—	6
Balance, December 31, 2021	$2,517	$1,756	$266	$4,539
Goodwill associated with acquisitions	103	—	—	103
Balance, December 31, 2022	$2,620	$1,756	$266	$4,642

Note O — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. F&G follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract. Refer to Note A Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements.

The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2022 and December 31, 2021, and the seven months ended December 31, 2020 were as follows (in millions):

	Year Ended				Seven months ended
	December 31, 2022		December 31, 2021		December 31, 2020

	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$1,522	$3,671	$1,314	$3,282	$108	$976
Assumed	—	—	—	—	—	1
Ceded	(128)	(2,546)	(137)	(1,144)	(85)	(111)
Net	$1,394	$1,125	$1,177	$2,138	$23	$866

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the years ended December 31, 2022 and December 31, 2021, or the seven months ended December 31, 2020. F&G did not commute any ceded reinsurance treaties during the years ended December 31, 2022 and December 31, 2021, or the seven months ended December 31, 2020.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. For the seven months ended December 31, 2020, the expected credit loss reserve increased from $0 to $21 million. As of December 31, 2022 and December 31, 2021, the expected credit loss reserve was $10 million and $20 million, respectively.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
New Reinsurance Transaction. Effective December 31, 2022, F&G entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. ("New Re"), a third-party reinsurer, to cede a quota share of certain FIA policies and related waiver of surrender charges, issued after January 1, 2022, on a coinsurance and yearly renewable term basis. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges. As the FIA policies ceded do not include any GMWB or GMDB benefits, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021. The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022.   For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month.  As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Somerset Reinsurance Transaction. F&G entered into a reinsurance agreement with Kubera, a third-party reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. This agreement cedes GAAP and statutory reserves of approximately $1 billion. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Kubera Reinsurance Transaction. F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of FIA policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was amended to increase the ceded reserves from approximately $4 billion to approximately $10 billion. The agreement was subsequently amended and restated on October 1, 2022 whereby F&G recaptured approximately $52 million in statutory reserves solely related to waiver of surrender charges. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. F&G incurred risk charge fees of $12 million $5 million, and $4 million during the years ended December 31, 2022 and December 31, 2021, or the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2022 and December 31, 2021, the amount funded under the NPA was insignificant.
Canada Life Reinsurance Transaction. Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. This treaty was amended effective January 1, 2021 and January 1, 2022, and covers FIA policies with GMWB issued from January 1, 2020 to December 31, 2023. Effective October 1, 2022, the treaty was then amended and restated to cover additional FIA business policies. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $4 million, $2 million and $1 million during the years ended December 31, 2022 and December 31, 2021, and the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
Hannover Reinsurance Transaction. F&G has an indemnity reinsurance agreement with Hannover Re, a third-party reinsurer, to cede a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees associated with an in-force block of its FIA and fixed deferred annuity contracts. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $20 million, $21 million and $12 million during the years ended December 31, 2022 and December 31, 2021, or the seven months ended December 31, 2020, respectively, in relation to this reinsurance agreement.
Wilton Reinsurance Transaction. Pursuant to the agreed upon terms, Wilton Reassurance Company (“Wilton Re”) purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third-party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of December 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of December 31, 2022. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of December 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. On December 31, 2022, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $3,121 million, $1,231 million, and $570 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of December 31, 2022.
Intercompany Reinsurance Agreements
Effective December 31, 2022, FGL Insurance entered into a Coinsurance Agreement with F&G Life Re Ltd. ("Reinsurer"), an affiliated Bermuda reinsurer to issue a quota share of PRT group annuity contracts. Some of the contracts reinsured are held by FGL Insurance’s general account and others are held by a FGL Insurance separate account (which does not meet the GAAP definition of a separate account). The cession from FGL Insurance to the Reinsurer is on a 80% quota share basis. Reinsurance of the separate account contracts are maintained on a modified coinsurance basis and reinsurance of the general account contracts are maintained on a funds withheld basis. On the funds withheld portion of the transaction, FGL Insurance ceded approximately $380 million, in certain PRT Statutory Reserves and Interest Maintenance Reserve. FGL Insurance also established a modified coinsurance reserve of approximately $1.7 billion associated with the PRT Separate Account Insurance Liabilities.
F&G has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly-owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method ("CARVM") liability for annuity benefits where surrender charges are waived related to certain FIA, DA and MYGA policies. Effective October 1, 2022, the treaty was amended and restated to cover additional FIA, DA and MYGA policy issue years. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The reimbursement agreement associated with the facility was amended and restated on September 30, 2022. As a result, the financing facility now has $200 million available to draw on as of December 31, 2022. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. ("FGLH") is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2022 and December 31, 2021, Raven Re’s statutory capital and surplus was $11 million and $62 million, respectively, in excess of the minimum level required under the reimbursement agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
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
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2022 and 2021 was lower by approximately $32 million and $29 million than if we had reported such amounts in accordance with NAIC SAP.

Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2022, the combined statutory unearned premium reserve required and reported for our title insurers was $1,772 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2022, $1,442 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2023, our title insurers can pay or make distributions to us of approximately $606 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,350 million and $1,903 million as of December 31, 2022 and 2021, respectively. The combined statutory net earnings of our title insurance subsidiaries were $778 million, $936 million, and $629 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2022.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2022.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
F&G
Through our wholly owned F&G subsidiary, our U.S. insurance subsidiaries, FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), and Raven Re, file financial statements with state insurance regulatory authorities and the NAIC that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

Our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S regulated insurance subsidiaries were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)
Statutory Net income (loss):
Year ended December 31, 2022	$(243)	$(15)	$(111)
Year ended December 31, 2021	351	4	3

Statutory Capital and Surplus:
December 31, 2022	$1,877	$82	$121
December 31, 2021	1,473	99	115
(a) FGL NY Insurance and Raven Re are subsidiaries of FGL Insurance, and the columns should not be added together.
FGL Insurance, FGL NY Insurance and Raven Re's respective statutory capital and surplus satisfies the applicable minimum regulatory requirements.
Life insurance companies domiciled in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC. The RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. We monitor the RBC of FGLH’s insurance subsidiaries. As of December 31, 2022, each of FGLH's insurance subsidiaries had exceeded the minimum RBC requirements.
Our insurance subsidiaries domiciled in the U.S. are restricted by state laws and regulations as to the amount of dividends they may pay to their parent, our wholly owned F&G subsidiary, without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require regulatory approval. In addition, and pursuant to an order issued by the Iowa Commissioner on November 28, 2017, FGL Insurance may not pay any dividend or other distribution to shareholders prior to November 28, 2020 without the prior approval of the Iowa Commissioner. During the years ended December 31, 2022 and 2021, upon approval by the Iowa Commissioner, FGL Insurance declared and paid extraordinary dividends of $0 million and $38 million to its parent, respectively.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Effective October 1, 2022, the Company incorporated IUL products under these Iowa-prescribed accounting practices. This resulted in a $152 million and $106 million decrease to statutory capital and surplus at December 31, 2022 and 2021, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $85 million at December 31, 2022 and 2021, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance, which increased Raven Re’s statutory capital and surplus by $28 million at December 31, 2022 and by $0 million at December 31, 2021. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $(107) million as of December 31, 2022 and would be $30 million as of December 31, 2021, and its risk-based capital would not fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent as discussed in Note O F&G Reinsurance. FGL Insurance’s statutory carrying value of Raven Re was $121 million and $115 million at December 31, 2022 and 2021, respectively.
As of December 31, 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our Consolidated Financial Statements, which are prepared in accordance with GAAP.

Equity
On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024, replacing the prior stock repurchase program that expired on July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2022, we repurchased a total of 13,369,565 FNF common shares for an aggregate of $549 million or an average of $41.05 per share. Subsequent to December 31, 2022 and through market close on February 23, 2023, we repurchased a total of 100,000 shares for $4 million, or an average of $38.45 under this program.

Note Q - Leases
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for us to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2022.
Our operating leases range in term from one to ten years. As of December 31, 2022, the weighted-average remaining lease term of our operating leases was 4.3 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of December 31, 2022 the weighted-average discount rate used to determine our operating lease liability was 3.4%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Earnings and was $142 million, $139 million and $150 million for the years ended December 31, 2022, 2021 and 2020, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2022 are as follows (in millions):

2023	$147
2024	116
2025	74
2026	51
2027	26
Thereafter	35
Total operating lease payments, undiscounted	$449
Less: present value discount	31
Lease liability, at present value	$418
See Note K Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Note R - Property and Equipment

Property and equipment consist of the following:
	December 31,
	2022	2021
	(In millions)
Furniture, fixtures and equipment	$235	$239
Data processing equipment	212	210
Leasehold improvements	118	121
Buildings	84	79
Land	14	14
Other	7	5
Total property and equipment, gross	670	668
Accumulated depreciation and amortization	(491)	(483)
Total property and equipment, net	$179	$185
Depreciation expense on property and equipment was $59 million, $45 million, and $48 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note S - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2022	2021
	(In millions)
Salaries and incentives	$390	$537
Accrued benefits	408	447
Deferred revenue	296	144
Contingent consideration - acquisitions	47	30
Trade accounts payable	156	129
Accrued recording fees and transfer taxes	12	14
Accrued premium taxes	20	59
Liability for policy and contract claims	109	109
Retained asset account	117	148
Remittances and items not allocated	225	39
Option collateral liabilities	178	576
Funds withheld embedded derivative	—	73
Other accrued liabilities	394	391
	$2,352	$2,696

Note T — Income Taxes
Income tax (benefit) expense on continuing operations consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current	$331	$656	$379
Deferred	67	57	(57)
	$398	$713	$322
Total income tax expense was allocated as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net earnings from continuing operations	$398	$713	$322
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments	(947)	(141)	332
Unrealized (loss) gain on foreign currency translation and cash flow hedging	(4)	—	1
Other comprehensive earnings attributable to noncontrolling interest	8	—	—
Minimum pension liability adjustment	2	(2)	4
Total income tax (benefit) expense allocated to other comprehensive earnings	(941)	(143)	337
Total income taxes	$(543)	$570	$659
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	1.6	2.5
Stock compensation	(0.1)	(0.2)	(0.3)
Tax credits	(0.7)	(0.2)	(0.4)
Consolidated partnerships	(0.2)	(0.1)	(0.3)
Tax gain on parent shares held	(1.0)	0.5	—
Valuation allowance for deferred tax assets	6.1	(0.3)	(3.0)
Change in tax status benefit	—	—	(2.0)
Benefit on Capital Loss Carryback	(1.5)	—	—
Non-deductible expenses and other, net	0.1	0.8	0.5
Effective tax rate	25.9%	23.1%	18.0%

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$103	$111
Net operating loss carryforwards	38	27
Derivatives	67	—
Accrued liabilities	5	1
Allowance for uncollectible accounts receivable	5	5
Pension plan	1	2
Tax credits	74	77
State income taxes	5	8
Investment securities	952	—
Capital loss carryover	8	41
Life insurance and claim related adjustments	669	854
Funds held under reinsurance agreements	37	52
Other	21	33
Total gross deferred tax asset	1,985	1,211
Less: valuation allowance	151	33
Total deferred tax asset	$1,834	$1,178
Deferred Tax Liabilities:
Title plant	$(53)	$(52)
Amortization of goodwill and intangible assets	(117)	(140)
Other	(2)	(2)
Investment securities	—	(401)
Depreciation	(32)	(29)
Partnerships	(122)	(182)
Value of business acquired	(350)	(249)
Derivatives	—	(68)
Deferred acquisition costs	(243)	(102)
Transition reserve on new reserve method	(25)	(34)
Funds held under reinsurance agreements	(183)	(74)
Title Insurance reserve discounting	(31)	(50)
Total deferred tax liability	$(1,158)	$(1,383)
Net deferred tax asset (liability)	$676	$(205)

Our net deferred tax asset (liability) was $676 million and $(205) million as of December 31, 2022 and 2021, respectively. The significant changes in the deferred taxes are as follows: the deferred tax liability for investment securities decreased by $1,353 million primarily due to unrealized losses recorded on investment securities, of which $144 million was related to unrealized losses in our Title segment and $1,209 million was related to unrealized losses in our F&G segment's life insurance business. The deferred tax liability relating to partnerships decreased by $60 million, primarily due to increased tax basis in partnership investments by F&G and R&E expense capitalization at FNF’s partnerships. The F&G segment’s life insurance business’ deferred tax liability relating to the VOBA increased by $101 million due to unrealized losses on the VOBA assets. The deferred tax liability related to deferred acquisition costs increased by $141 million, which is consistent with the growth in sales in our F&G segment. The deferred tax liability relating to derivatives in our F&G segment decreased by $135 million due to unrealized losses for call options. The reinsurance receivable deferred tax asset decreased by $15 million, and the reinsurance receivable deferred tax liability increased by $109 million both due to unrealized losses in the funds withheld portfolios in the F&G segment. The deferred tax asset relating to the capital loss carryover decreased by $33 million which is primarily related to the effective settlement of a capital loss carryback tax benefit previously unrecognized. The deferred tax asset relating to life insurance receivables decreased by $185 million primarily due to tax reserves increasing more than GAAP reserves by F&G.

As of December 31, 2022, we have net operating losses ("NOLs") on a pretax basis of $181 million, of which $48 million relates to our Title segment and $133 million relates to our F&G segment's life insurance business, which are available to carryforward and offset future federal taxable income. The NOLs are U.S. federal NOLs arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc., ServiceLink, THL Corporations and F&G. Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation. These losses will begin to expire in 2034 and we fully anticipate utilizing these losses prior to expiration with the exception of $25 million of gross net operating losses that are offset by a $25 million valuation allowance in the Title segment.
As of December 31, 2022 and 2021, we had $74 million and $77 million of tax credits, respectively, which expire between 2025 and 2042. The credits primarily consist of general business credits from historical acquisitions, including $30 million associated with our F&G segment's life insurance business. We anticipate that these credits will be utilized prior to expiration after a valuation allowance of $28 million, which primarily relates to the general business credits in our Title segment.
As of December 31, 2022, a valuation allowance on the net deferred tax asset for unrealized capital losses of $118 million was recorded, of which $88 million related to our Title segment and $30 million related to our F&G segment. Valuation allowance was recorded in 2022 because it is more likely than not that this amount of deferred tax assets will not be realized. We considered sources of income available as of December 31, 2022 and determined a valuation allowance was needed. No similar valuation allowance was necessary as of December 31, 2021 as there was a net deferred tax liability for unrealized capital gains.

As of December 31, 2022 and 2021, the balance of unrecognized tax benefits which would, if recognized, favorably affect our effective tax rate was $0 million and $24 million, respectively. Interest and penalties accrued on income tax uncertainties are recorded as a component of income tax expense and were $0 million and $1 million as of December 31, 2022, and 2021, respectively. Unrecognized tax benefits decreased in 2022 when the refund was examined to a sufficient extent without adjustment such that the tax position was effectively settled.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year ended December 31,
	2022	2021
	(In millions)
Beginning balance	$60	$64
Additions based on positions taken in current year	1	—
Reductions related to statute of limitation lapses and audit payments	(61)	(4)
Ending balance	$—	$60
F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2022 includes $27 million of tax receivables and $747 million of deferred tax assets related to F&G subsidiaries who file separate tax returns. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2021 includes $52 million of tax receivables related to F&G subsidiaries who file separate tax returns.
The Internal Revenue Service (“IRS”) has selected us to participate in the CAP program that is a real-time audit. We are currently under audit by the IRS for the 2021 through 2022 tax years. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2018 through 2022 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. F&G is not currently under examination by the IRS.
Note U - Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2022, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $36 million, $24 million, and $30 million to the ESPP in the years ended December 31, 2022, 2021, and 2020, respectively, in accordance with our matching contribution.
FNF 401(k) Profit Sharing Plan
During the three-year period ended December 31, 2022, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the years ended December 31, 2021 and 2020, we made an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. During the year ended December 31, 2022, we increased the employer match on the 401(k) Plan to $0.50 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $50 million, $36 million, and $31 million for the years ended December 31, 2022, 2021, and 2020, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.
Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016 the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2022, there were 1,841,544 shares of restricted stock and no stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2022, there were 501,548 shares of restricted stock and 1,172,607 stock options outstanding under the F&G Omnibus Plan.
FNF stock option transactions under the Omnibus Plan for 2022, 2021, and 2020 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, January 1, 2020	5,530,125	$20.88	5,530,125
Exercised	(3,208,712)	18.45
Balance, December 31, 2020	2,321,413	$24.24	2,321,413
Exercised	(1,325,300)	23.28
Balance, December 31, 2021	996,113	$25.53	996,113
Exercised	(996,113)	25.53
Balance, December 31, 2022	—	$—	—

FNF stock option transactions under the F&G Omnibus Plan for 2022, 2021, and 2020 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance January 1, 2020	—	$—	—
Options assumed in connection with F&G acquisition	2,411,585	36.04
Exercised	(109,159)	27.64
Canceled	(299,736)	38.41
Balance, December 31, 2020	2,002,690	$36.14	1,021,671
Exercised	(474,754)	36.68
Canceled	—	—
Balance, December 31, 2021	1,527,936	$35.97	1,072,584
Exercised	(352,614)	38.79
Canceled	(2,715)	28.00
Balance, December 31, 2022	1,172,607	$35.15	1,172,607

FNF restricted stock transactions under the Omnibus Plan in 2022, 2021, and 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	1,517,176	$38.90
Granted	1,006,058	33.40
Canceled	(11,604)	38.93
Vested	(795,075)	37.60
Balance, December 31, 2020	1,716,555	$36.26
Granted	772,189	48.27
Canceled	(7,577)	37.20
Vested	(841,941)	36.15
Balance, December 31, 2021	1,639,226	$41.97
Granted	994,548	40.83
Vested	(792,230)	41.44
Balance, December 31, 2022	1,841,544	$41.59

FNF restricted stock transactions under the F&G Omnibus Plan in 2022, 2021, 2020 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	—	$—
Granted	474,025	34.13
Canceled	(24,155)	34.47
Balance, December 31, 2020	449,870	$34.11
Granted	311,081	48.28
Canceled	(12,437)	33.40
Vested	(29,873)	34.59
Balance, December 31, 2021	718,641	$40.24
Granted	—	—
Canceled	(78,551)	37.79
Vested	(138,542)	34.11
Balance, December 31, 2022	501,548	$42.31

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $27.53	359,510	2.98	$27.53	$4	359,510	2.98	$27.53	$4
$27.54 - $28.00	43,019	3.32	28.00	—	43,019	3.32	28.00	—
$28.01 - $39.10	770,078	2.62	39.10	—	770,078	2.62	39.10	—
	1,172,607			$4	1,172,607			$4
We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2022, 2021 and 2020 was $41 million, $52 million, and $50 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2022, 2021 and 2020 was $38 million, $43 million, and $25 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2022, 2021 and 2020 was $16 million, $32 million, and $50 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $49 million for the year ended December 31, 2022, $43 million for the year ended December 31, 2021, and $39 million for the year ended December 31, 2020, which are included in personnel costs in the reported financial results of each period.
At December 31, 2022, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $61 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.72 years.
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
The discount rate used to determine the benefit obligation as of December 31, 2022 and 2021 was 4.85% and 2.35%, respectively. As of December 31, 2022 and 2021, the projected benefit obligation was $117 million and $154 million, respectively, and the fair value of plan assets was $112 million and $145 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.

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
We generate a significant amount of title insurance premiums in Texas, California, Florida, Pennsylvania and Illinois. Title insurance premiums as a percentage of the total title insurance premiums written from those five states are detailed as follows:

	2022	2021	2020
Texas	15.0%	13.0%	12.3%
California	12.0%	14.6%	15.2%
Florida	10.6%	9.3%	8.6%
Illinois	5.3%	5.1%	5.0%
Pennsylvania	5.2%	5.1%	4.8%
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
Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income (“OCI”); market risk benefits ("MRBs") associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in OCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements.
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
Adoption of this standard is expected to increase total stockholders’ equity as of the transition date, January 1, 2021, up to approximately $200 million, net of tax. This transition adjustment is expected to primarily increase Retained Earnings, as well as OCI. The most significant driver of this transition adjustment expected to increase Retained Earnings is the measurement of certain benefits historically recorded as insurance liabilities which will now be classified and measured as MRBs, along with their subsequent changes in fair value, excluding changes attributable to instrument-specific credit risk, which are recorded as a component of OCI. The most significant drivers of this transition adjustment expected to increase OCI are the reversal of intangible balances previously recorded as an adjustment to unrealized gains (losses) on available for sale securities, the remeasurement of the liability for future policyholder benefits using a discount rate assumption that reflects upper-medium grade fixed-income instruments, and the effect of changes in the fair value of MRBs attributable to changes in the instrument-specific credit risk.
As of December 31, 2022, the Company continues to expect the measurement drivers above, in relation to the current market conditions, to support a favorable impact to total stockholders’ equity at or greater than the transition impact, contingent upon the completion of our ongoing implementation process. Further, the specific impacts on Retained Earnings and OCI upon adoption of this standard on January 1, 2023 may also differ materially from the transition impact based on the performance of the Company’s business and macroeconomic conditions, including changes in interest rates.
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
Note X — Net Income Attributable to FNF Common Shareholders and Change in Total Equity
On December 1, 2022, we completed the F&G Distribution. For further information related to the F&G Distribution, refer to Note A Business and Summary of Significant Accounting Policies.
On July 29, 2020, we purchased for $90 million the outstanding Class A units of ServiceLink held by its minority owners. As of the purchase date, ServiceLink is a wholly owned subsidiary of FNF. For further information related to the purchase of the outstanding Class A units of ServiceLink held by its minority owners, refer to Note A Business and Summary of Significant Accounting Policies.
The following table presents the effect of the change in our ownership percentage in F&G and ServiceLink on equity attributable to FNF:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Net earnings attributable to FNF common shareholders	$1,136	$2,422	$1,427
Decrease in additional paid-in capital for decrease in ownership of F&G	(19)	—	—
Decrease in retained earnings for decrease in ownership of F&G	(301)	—	—
Increase in accumulated comprehensive earnings for decrease in ownership of F&G	29	—	—
Increase in additional paid-in capital for increase in ownership percentage in ServiceLink	—	—	211
Decrease in noncontrolling interests resulting from increased ownership in ServiceLink	—	—	47
Net transfers (to) from noncontrolling interests	(291)	—	258
Change in net earnings and equity attributable to FNF common shareholders	$845	$2,422	$1,685

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
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information
On February 21, 2023, F&G entered into the Amended F&G Credit Agreement with the Lenders, the Administrative Agent, swing line lender and an issuing bank.
The Amended F&G Credit Agreement increases the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. Loans under the F&G Credit Facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term SOFR) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. At the current Standard & Poor’s, Moody’s and Fitch non-credit-enhanced, senior unsecured long-term debt ratings of BBB-/Ba1//BBB-, respectively, the applicable margin for revolving loans subject to Term SOFR is 165 basis points. In addition, F&G will pay a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the F&G’s non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The proceeds of the increased F&G Credit Facility may be used for working capital and general corporate purposes. Other than the foregoing, the terms of the F&G Credit Agreement remain unchanged by the First Amendment.
The First Amendment is attached hereto as Exhibit 10.41 and is incorporated herein by reference. The foregoing summary of the First Amendment does not purport to be a complete statement of the parties’ rights and obligations under the First Amendment, and is qualified in its entirety by reference to Exhibit 10.41.

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
2.1
Agreement and Plan of Merger, dated February 7, 2020, by and between FGL Holdings, Fidelity National Financial, Inc., F Corp I and F Corp II. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2020)

2.2
First Amendment to the Agreement and Plan of Merger, dated as of April 24, 2020, by and between Fidelity National Financial, Inc., F I Corp., F II Corp., and FGL Holdings (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4/A filed on April 24, 2020)

2.3
Separation and Distribution Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

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

4.6	Form of 4.50% Senior Note of the Registrant due 2028 (incorporated by reference to Exhibit A to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018).
4.7
Specimen certificate for shares of the Registrant’s FNF Group common stock, par value $0.0001 per Share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed on May 5, 2014)

4.8	Description of FNF Common Stock (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
4.9
Supplemental Indenture, dated as of June 1, 2020, by and among Fidelity & Guaranty Life Holdings, Inc., Fidelity National Financial, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2020).

4.10
Indenture, dated as of April 20, 2018, by and among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by FGL Holdings (File No. 001-37779) on April 25, 2018).

Exhibit Number	Description
4.11
Fifth Supplemental Indenture, dated as of June 12, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020).

4.12
Form of 3.40% Senior Note of the Registrant due 2030 (included in Exhibit 4.12 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2020)

4.13
Sixth Supplemental Indenture, dated as of September 15, 2020, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020).

4.14
Form of 2.450% Senior Note of the Registrant due 2031 (included in Exhibit 4.14 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)

4.15
Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.16
Form of 3.20% Senior Note of the Registrant due 2051 (included in exhibit 4.16 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.17
Indenture, dated as of January 13, 2023, by and among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.18
First Supplemental Indenture, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.19
Form of F&G Annuities & Life, Inc’s 7.400% Senior Notes due 2028 (included in Exhibit 4.18 hereto which is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

10.1	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
10.2
Fidelity National Financial, Inc. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on August 19, 2022) (1)

10.3	Fidelity National Financial, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schedule 14A filed on April 29, 2016) (1)
10.4
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.5
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.6
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.7
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.8
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.9
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.10
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.11
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.12
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.14	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)

Exhibit Number	Description
10.15
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.16
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.17
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.18
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.19
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Michael Nolan, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)

10.21
Employment Agreement between the Registrant and Roger Jewkes, effective March 3, 2016 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.22
Amendment effective May 3, 2016 to Employment Agreement between the Registrant and Roger Jewkes (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.23
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2021 Awards (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021)

10.24	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2022 Awards
10.25
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

10.26
FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)

10.27
F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.28
F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.29
F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.30
Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)

10.31
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2020 Awards (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020) (1)

10.32
Registration Rights Agreement, dated as of January 13, 2023, by and among F&G Annuities & Life, Inc., the guarantors named therein and BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

10.33
Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISGI Advisors L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.34
Investment Management Agreement, dated as of January 4, 2021, by and between F&G Annuities & Life, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.35
Investment Management Agreement, dated as of July 29, 2021, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.36
Amended and Restated Amendment to Investment Management Agreements; IMA Omnibus Termination Side Letter; SMA Fee Agreement and Participation Fee Agreement, dated September 24, 2021, by and among F&G Life & Annuities, Inc., Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.37
Credit Agreement, dated as of November 22, 2022, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2022)

10.38
Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.39
Reverse Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.40
Tax Sharing Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.41	First Amendment to Credit Agreement, dated as of February 21, 2023, among F&G Annuities & Life, Inc. and the Guarantor parties and Lender parties signatory thereto.

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
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
Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Nolan	Chief Executive Officer	February 27, 2023
Michael J. Nolan	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 27, 2023
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 27, 2023
William P. Foley, II

/s/ Raymond R. Quirk	Director and Executive Vice Chairman of the Board	February 27, 2023
Raymond R. Quirk

/s/ Douglas K. Ammerman	Director	February 27, 2023
Douglas K. Ammerman

/s/ Halim Dhanidina	Director	February 27, 2023
Halim Dhanidina

/s/ Thomas M. Hagerty	Director	February 27, 2023
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 27, 2023
Daniel D. (Ron) Lane

/s/ Sandra D. Morgan	Director	February 27, 2023
Sandra D. Morgan

/s/ Heather H. Murren	Director	February 27, 2023
Heather H. Murren

/s/ John D. Rood	Director	February 27, 2023
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 27, 2023
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 27, 2023
Cary H. Thompson

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2022	2021
	(In millions, except share data)
ASSETS
Cash	$406	$1,515
Short-term investments	533	—
Other long-term investments	35	52
Equity securities, at fair value	1	7
Investment in unconsolidated affiliates	3	9
Notes receivable	303	696
Investments in and amounts due from subsidiaries	6,794	10,215
Property and equipment, net	2	2
Prepaid expenses and other assets	243	275
Total assets	$8,320	$12,771
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$291	$344
Income taxes payable	—	72
Deferred tax liability	71	206
Notes payable	2,123	2,519
Total liabilities	2,485	3,141
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2022 and December 31, 2021; outstanding of 279,064,457 and 290,533,141 as of December 31, 2022 and December 31, 2021, respectively, and issued of 327,757,349 and 325,486,429 as of December 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,876	5,811
Retained earnings	4,714	4,369
Accumulated other comprehensive earnings	(2,862)	779
Less: Treasury stock, 48,692,892 shares and 34,953,288 shares as of December 31, 2022 and December 31, 2021, respectively, at cost	(1,893)	(1,329)
Total equity of Fidelity National Financial, Inc. common shareholders	5,835	9,630
Total liabilities and equity	$8,320	$12,771
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Revenues:
Other fees and revenue	$(37)	$24	$32
Interest and investment income and realized gains	43	17	25
Realized gains and losses, net	(42)	12	(6)
Total revenues	(36)	53	51
Expenses:
Personnel expenses	(11)	54	58
Other operating expenses	16	25	60
Interest expense	92	87	71
Total expenses	97	166	189
Losses before income tax benefit and equity in earnings of subsidiaries	(133)	(113)	(138)
Income tax benefit	(33)	(27)	(33)
Losses before equity in earnings of subsidiaries	(100)	(86)	(105)
Equity in earnings of subsidiaries	1,236	2,500	1,557
Earnings from continuing operations	1,136	2,414	1,452
Equity in earnings of discontinued operations	—	8	(25)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,136	$2,422	$1,427

Retained earnings, beginning of year	$4,369	$2,394	$1,356
Dividends declared	(490)	(447)	(389)
Distribution of F&G to FNF common shareholders	(301)	—	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	1,136	2,422	1,427
Retained earnings, end of year	$4,714	$4,369	$2,394
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,136	$2,422	$1,427
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	—	(6)	(1)
Impairment of assets	—	—	1
Equity in earnings of subsidiaries	(1,236)	(2,500)	(1,742)
Depreciation and amortization	1	1	1
Stock-based compensation	48	43	39
Net change in income taxes	748	65	(1)
Net (increase) decrease in prepaid expenses and other assets	41	(14)	(15)
Net increase in accounts payable and other accrued liabilities	(50)	36	26
Net cash provided by (used in) operating activities	688	47	(265)
Cash Flows From Investing Activities:
Purchases of investments available for sale	—	(52)	—
Net purchases of short-term investment activities	(509)	(6)	564
Acquisition of F&G (net of cash acquired)	—	—	(1,076)
Additions to notes receivable	(87)	(400)	(3)
Collection of notes receivable	79	120	89
Distributions from unconsolidated affiliates	—	—	—
Additional investments in unconsolidated affiliates	—	—	(1)
Net cash used in investing activities	(517)	(338)	(427)
Cash Flows From Financing Activities:
Borrowings	—	449	2,246
Debt service payments	(400)	—	(1,000)
Debt issuance costs	—	(6)	(22)
Dividends paid	(489)	(446)	(389)
Purchases of treasury stock	(553)	(463)	(236)
Exercise of stock options	39	48	62
Payment for shares withheld for taxes and in treasury	(15)	(17)	(9)
Additional investments in non-controlling interests	(2)	—	(90)
Other financing activity	—	—	1
Net dividends from subsidiaries	140	1,266	539
Net cash provided by financing activities	(1,280)	831	1,102
Net change in cash and cash equivalents	(1,109)	540	410
Cash at beginning of year	1,515	975	565
Cash at end of year	$406	$1,515	$975
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2022	2021
	(In millions)
4.50% Notes, net of discount	$445	$444
5.50% Notes, net of discount	—	400
3.40% Notes, net of discount	644	643
2.45% Notes, net of discount	594	593
3.20% Notes, net of discount	443	443
Revolving credit facility	(3)	(4)
	$2,123	$2,519
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid during the year:
Interest paid	$95	$81	$58
Income tax payments	459	609	317
D.     Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.8 billion, $0.6 billion, and $0.5 billion during the years ended December 31, 2022, 2021, and 2020, respectively.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

	Year Ended
	December 31, 2022	December 31, 2021

F&G Segment:
Deferred acquisition costs	1,589	761
Future policy benefits, losses, claims and loss expenses	5,923	4,732
Other policy claims and benefits payable	109	109
Life insurance premiums and other fees	1,695	1,395
Interest and investment income	1,655	1,852
Benefits, claims, losses and settlement expenses	(1,125)	(2,138)
Amortization, interest, and unlocking of deferred acquisition costs	(81)	(32)
Other operating expenses, net of deferrals	(102)	(105)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the year ended December 31, 2022	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$6,258	$(1,594)	$—	$4,664	—%

Premiums and other considerations:
Traditional life insurance premiums	160	(128)	—	32	—%
Life-contingent PRT premiums	1,362	—	—	1,362	—%
Annuity product charges	300	(50)	—	250	—%
Total premiums and other considerations	$1,822	$(178)	$—	$1,644	—%

For the year ended December 31, 2021	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$4,881	$(1,682)	$—	$3,199	—%

Premiums and other considerations:
Traditional life insurance premiums	168	(137)	—	31	—%
Life-contingent PRT premiums	1,146	—	—	1,146	—%
Annuity product charges	269	(51)	—	218	—%
Total premiums and other considerations	$1,583	$(188)	$—	$1,395	—%

For the seven months ended December 31, 2020	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$3,892	$(2,064)	$—	$1,828	—%

Premiums and other considerations:
Traditional life insurance premiums	108	(85)	—	23	—%
Annuity product charges	146	(31)	—	115	—%
Total premiums and other considerations	$254	$(116)	$—	$138	—%

See Report of Independent Registered Public Accounting Firm