Form 10-Q
period 2023-03-31
Fidelity National Financial, Inc.
filed 2023-05-09
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of April 30, 2023 were:
FNF Common Stock    272,191,238

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2023

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2023 and December 31, 2022, at an amortized cost of $40,219 and $37,708, respectively, net of allowance for credit losses of $20 and $39, respectively, and includes pledged fixed maturity securities of $471 and $448, respectively, related to secured trust deposits	$36,110	$33,095
Preferred securities, at fair value	851	903
Equity securities, at fair value	734	678
Derivative investments	432	244
Mortgage loans, net of allowance for credit losses of $60 and $42 at March 31, 2023 and December 31, 2022, respectively	4,984	4,554
Investments in unconsolidated affiliates	2,889	2,642
Other long-term investments	691	664
Short-term investments, at March 31, 2023 and December 31, 2022 includes pledged short-term investments of $1 and $6, respectively, related to secured trust deposits	1,346	2,590
Total investments	48,037	45,370
Cash and cash equivalents, at March 31, 2023 and December 31, 2022 includes $343 and $242, respectively, of pledged cash related to secured trust deposits	2,821	2,286
Trade and notes receivables, net of allowance for credit losses of $33 and $33 at March 31, 2023 and December 31, 2022, respectively	428	467
Reinsurance recoverable, net of allowance for credit losses of $9 and $10 at March 31, 2023 and December 31, 2022, respectively	6,362	5,418
Goodwill	4,791	4,635
Prepaid expenses and other assets	1,991	2,068
Market risk benefits asset	106	117
Lease assets	367	376
Other intangible assets, net	4,158	3,811
Title plants	416	416
Property and equipment, net	177	179
Total assets	$69,654	$65,143
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$43,379	$40,843
Future policy benefits	5,371	5,021
Accounts payable and accrued liabilities	2,343	2,326
Market risk benefits liability	324	282
Notes payable	3,696	3,238
Reserve for title claim losses	1,791	1,810
Funds withheld for reinsurance liabilities	4,830	3,703
Secured trust deposits	801	862
Lease liabilities	410	418
Deferred tax liability	61	71
Total liabilities	63,006	58,574
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2023 and December 31, 2022; outstanding of 272,194,249 and 272,309,890 as of March 31, 2023 and December 31, 2022, respectively, and issued of 327,747,431 and 327,757,349 as of March 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,871	5,870
Retained earnings	5,044	5,225
Accumulated other comprehensive loss	(2,610)	(2,870)
Less: Treasury stock, 55,553,182 shares and 55,447,459 shares as of March 31, 2023 and December 31, 2022, respectively, at cost	(2,113)	(2,109)
Total Fidelity National Financial, Inc. shareholders’ equity	6,192	6,116
Non-controlling interests	456	453
Total equity	6,648	6,569
Total liabilities and equity	$69,654	$65,143
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Revenues:
Direct title insurance premiums	$428	$767
Agency title insurance premiums	550	1,099
Escrow, title-related and other fees	880	1,292
Interest and investment income	611	478
Recognized gains and losses, net	5	(469)
Total revenues	2,474	3,167
Expenses:
Personnel costs	677	823
Agent commissions	420	844
Other operating expenses	360	442
Benefits and other changes in policy reserves	812	203
Market risk benefit losses	59	70
Depreciation and amortization	134	115
Provision for title claim losses	44	84
Interest expense	42	30
Total expenses	2,548	2,611
(Loss) earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	(74)	556
Income tax expense	14	156
(Loss) earnings before equity in earnings of unconsolidated affiliates	(88)	400
Equity in (loss) earnings of unconsolidated affiliates	—	2
Net (loss) earnings	(88)	402
Less: Net (loss) earnings attributable to non-controlling interests	(29)	2
Net (loss) earnings attributable to Fidelity National Financial, Inc. common shareholders	$(59)	$400
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$(0.22)	$1.42
Net earnings per share attributable to common shareholders, basic	$(0.22)	$1.42
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$(0.22)	$1.41
Net earnings per share attributable to common shareholders, diluted	$(0.22)	$1.41

Weighted average common shares outstanding - basic	270	281
Weighted average common shares outstanding - diluted	271	283

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Three months ended March 31,

	2023	2022
	(Unaudited)
Net (loss) earnings	$(88)	$402
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	349	(1,904)
Unrealized gain on investments in unconsolidated affiliates (2)	11	7
Unrealized gain (loss) on foreign currency translation (3)	1	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	35	25
Changes in current discount rate - future policy benefits (5)	(100)	292
Changes in instrument-specific credit risk - market risk benefits (6)	7	33
Other comprehensive earnings attributable to non-controlling interest (7)	(43)	—
Other comprehensive earnings (loss)	260	(1,549)
Comprehensive earnings (loss)	172	(1,147)
Less: Comprehensive (loss) earnings attributable to non-controlling interests	(29)	2
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$201	$(1,149)
_______________________________________

(1)Net of income tax expense (benefit) of $88 million and $(387) million for the three months ended March 31, 2023 and 2022, respectively.
(2)Net of income tax expense of $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Net of income tax expense of less than $1 million for the three months ended March 31, 2023 and 2022.
(4)Net of income tax expense of $9 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
(5)Net of income tax (benefit) expense of $(27) million and $78 million for the three months ended March 31, 2023 and 2022, respectively.
(6)Net of income tax expense of $2 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.
(7)Net of income tax benefit of $11 million for the three months ended March 31, 2023.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2022	325	$—	$5,811	$4,818	$879	42	$(1,545)	$43	$10,006
Exercise of stock options	1	—	3	—	—	—	—	—	3
Treasury stock repurchased	—	—	—	—	—	3	(134)	—	(134)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(1,904)	—	—	—	(1,904)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	(2)	—	—	—	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	25	—	—	—	25
Change in instrument-specific credit risk - market risk benefits					33				33
Change in current discount rate - liability for future policy benefits					292				292
Stock-based compensation	—	—	12	—	—	—	—	—	12
Dividends declared, $0.44 per common share	—	—	—	(124)	—	—	—	—	(124)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net earnings	—	—	—	400	—	—	—	2	402
Balance, March 31, 2022	326	$—	$5,826	$5,094	$(670)	45	$(1,679)	$41	$8,612

Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(8)	(20)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	349	—	—	—	349
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	11	—	—	—	11
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	1	—	—	—	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	35	—	—	—	35
Change in current discount rate — liability for future policy benefits	—	—	—	—	(100)	—	—	—	(100)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	7	—	—	—	7
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(43)	—	—	43	—
Stock-based compensation	—	—	13	—	—	—	—	—	13
Dividends declared, $0.45 per common share	—	—	—	(122)	—	—	—	—	(122)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(59)	—	—	—	(29)	(88)
Balance, March 31, 2023	328	$—	$5,871	$5,044	$(2,610)	55	$(2,113)	$456	$6,648

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(88)	$402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134	115
Equity in earnings of unconsolidated affiliates	—	(2)
Loss (gain) on sales of investments and other assets and asset impairments, net	213	(30)
Interest credited/index credits to contractholder account balances	542	(386)
Change in market risk benefits, net	60	70
Deferred policy acquisition costs and deferred sales inducements	(251)	(169)
Charges assessed to contractholders for mortality and admin	(58)	(52)
Non-cash lease costs	35	36
Operating lease payments	(39)	(37)
Distributions from unconsolidated affiliates, return on investment	36	25
Stock-based compensation cost	14	13
Change in NAV of limited partnerships, net	(57)	(112)
Change in valuation of derivatives, equity and preferred securities, net	(216)	499
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(79)	47
Change in future policy benefits	224	428
Change in funds withheld from reinsurers	1,124	181
Net decrease in trade receivables	45	27
Net (decrease) increase in reserve for title claim losses	(19)	30
Net change in income taxes	(28)	143
Net change in other assets and other liabilities	(174)	(561)
Net cash provided by operating activities	1,418	667
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	1,091	1,984
Proceeds from sales of property and equipment	—	5
Additions to property and equipment and capitalized software	(34)	(43)
Purchases of investment securities	(4,077)	(3,810)
Net proceeds from sales and maturities (purchases) of short-term investment securities	1,249	(1,255)
Additions to notes receivable	(4)	(4)
Acquisitions and dispositions	(273)	(20)
Additional investments in unconsolidated affiliates	(327)	(309)
Distributions from unconsolidated affiliates, return of investment	90	34
Net other investing activities	—	4
Net cash used in investing activities	(2,285)	(3,414)
Cash flows from financing activities:
Debt offering	500	—
Debt costs/equity issuance additions	(10)	—
F&G Credit Agreement repayments, net	(35)	—
Dividends paid	(122)	(124)
Subsidiary dividends paid to non-controlling interest shareholders	(7)	(4)
Exercise of stock options	—	2
Additional investment in consolidated subsidiary	(20)	—
Net change in secured trust deposits	(61)	36
Payment of contingent consideration for prior period acquisitions	(2)	(1)
Contractholder account deposits	2,115	2,123
Contractholder account withdrawals	(950)	(723)
Purchases of treasury stock	(6)	(129)
Net cash provided by financing activities	1,402	1,180
Net increase (decrease) in cash and cash equivalents	535	(1,567)
Cash and cash equivalents at beginning of period	2,286	4,360
Cash and cash equivalents at end of period	$2,821	$2,793
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2022.
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
Recent Developments
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. For further information about the 7.40% F&G Notes refer to Note O Notes Payable.
Title Point Acquisition
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to customary working capital adjustments. TitlePoint enables searches for detailed property information, images of documents and maps from hundreds of counties across the U.S and is a leader in the science of real estate property research technology. For further information about the TitlePoint acquisition refer to Note N Acquisitions.
Income Tax
Income tax expense was $14 million and $156 million in the three months ended March 31, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was (19)% and 28% in the three months ended March 31, 2023 and 2022, respectively. The change in income tax expense as a percentage of (loss) earnings before taxes in the three months ended March 31, 2023 as compared to the corresponding period in 2022 is primarily attributable to the recording of a valuation allowance in the 2022 period. The valuation allowance is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will more likely than not be able to realize for tax purposes. Additionally, the tax benefit associated with the valuation losses on equity securities in the three months ended March 31, 2023 was further reduced by an increase in the valuation allowance in 2023.

Earnings Per Share
Basic earnings per share, as presented on the Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options and shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported. Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share.
Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); Market risk benefits (“MRB”) associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk, which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $73 million, net of tax.

Summary of Updated Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2022, as a result of the adoption of ASU 2018-12 we have updated the following significant accounting policies, which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements:
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis. We generally record security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Condensed Consolidated Statements of Operations. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on AFS securities, refer to Note D Investments.

VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), deferred acquisition costs ("DAC") and deferred sales inducements ("DSI").
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and persistency or vesting bonuses credited to policyholder account balances.
VOBA, DAC, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type and feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC and DSI varies by product type. For universal life and indexed universal life ("IUL") insurance products, the constant level basis used is face amount in force. For deferred annuities (fixed indexed annuities ("FIA") and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the Future Policy Benefits ("FPB"), where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Operations.
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as unearned revenue liabilities (“URL”) upon receipt and included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies. As of March 31, 2023 and December 31, 2022, our URL balance was $190 million and $160 million, respectively
Contractholder Funds
Contractholder funds include deferred annuities (FIAs and fixed rate annuities), IULs, funding agreements and non-life contingent (“NLC”) immediate annuities (which includes NLC pension risk transfer ("PRT") annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities (which includes NLC PRT annuities) consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in Contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments.

Future Policy Benefits
The FPB is determined as the present value of future policy benefits and related claims expenses to be paid to or on behalf of the policyholder less the present value of future net premiums to be collected from policyholders. The FPB for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) are estimated using current assumptions that include discount rate, mortality and surrender/lapse terminations for traditional life insurance policies only, and expenses. The expense assumption is locked-in at contract issuance and not subsequently reviewed or updated. The initial assumptions are based on generally accepted actuarial methods and a combination of internal and industry experience. Policies are terminated through surrenders, lapses and maturities, where surrenders represent the voluntary terminations of policies by policyholders, lapses represent cancellations by us due to nonpayment of premiums, and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder behavior experience adjusted for expected future conditions.
For traditional life policies and life-contingent immediate annuity policies, contracts are grouped into cohorts by product type, legal entity, and issue year, or acquisition year for cohorts established as of the F&G acquisition date, June 1, 2020. Life-contingent PRT annuities are grouped into cohorts by deal and legal entity. At contract inception, a net premium ratio (“NPR”) is determined, which is calculated based on discounted future cash flows projected using best estimate assumptions and is capped at 100%, as net premiums cannot exceed gross premiums. Cohorts with NPRs less than 100% are not used to offset cohorts with NPRs greater than 100%.
The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying Condensed Consolidated Statements of Operations. In subsequent periods, the revised NPR, which is capped at 100%, is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the accompanying unaudited Condensed Consolidated Statements of Operations in the period of improvement.
For traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities), the discount rate assumption is an equivalent single rate that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. We selected fixed-income instruments that have been A-rated by Bloomberg. In order to reflect the duration characteristics of the liability, we will use an implied forward yield curve and linear interpolation will be used for durations that have limited or no market observable points on the curve. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings.
Deferred Profit Liability
For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPB, including discount rate, mortality, and expenses.
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates of using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations. The DPL is recorded as a component of the Future policy benefits in the accompanying Condensed Consolidated Balance Sheets.
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders.
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRB. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRB using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the unaudited Condensed Consolidated Statements of Operations, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments and Note P Market Risk Benefits.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuities (FIAs and fixed rate annuities), IUL policies and funding agreements include interest credited, fixed interest and/or indexed (specific to FIA and IUL policies), to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and life-contingent immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Remeasurement gains or losses on the related FPB and DPL balances are presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations.

Impacts of adoption of ASU 2018-12 on Financial Statements
The following tables summarize the impacts of the adoption of ASU 2018-12 on our accompanying unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Consolidated Statement of Operations.
Condensed Consolidated Balance Sheet

	December 31, 2022
	As Previously Reported	Adjustments	As adjusted
		(Unaudited)	(Unaudited)
	(In millions)
ASSETS
Reinsurance recoverable, net of allowance for credit losses	$5,588	$(170)	$5,418
Goodwill	4,642	(7)	4,635
Prepaid expenses and other assets	2,231	(163)	2,068
Market risk benefits asset	—	117	117
Other intangible assets, net	4,034	(223)	3,811
Total assets	$16,495	$(446)	$16,049
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$41,233	$(390)	$40,843
Future policy benefits	5,923	(902)	5,021
Accounts payable and accrued liabilities	2,352	(26)	2,326
Market risk benefits liability	—	282	282
Total liabilities	$49,508	$(1,036)	$48,472
Equity:
Additional paid-in capital	$5,876	$(6)	$5,870
Retained earnings	4,714	511	5,225
Accumulated other comprehensive (loss) earnings	(2,862)	(8)	(2,870)
Non-controlling interests	360	93	453
Total equity	$8,088	$590	$8,678

Condensed Consolidated Statement of Operations

	Three months ended March 31, 2022
	As Previously Reported	Adjustments	As adjusted
	(Unaudited)
Revenues:	(In millions)
Escrow, title-related and other fees	$1,290	$2	$1,292
Expenses:
Benefits and other changes in policy reserves	$208	$(5)	$203
Market risk benefit losses	—	70	70
Depreciation and amortization	182	(67)	115
Income tax expense	155	1	156
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$397	$3	$400
Earnings per share
Basic
Net earnings per share attributable to common shareholders, basic	$1.41	$0.01	$1.42
Diluted
Net earnings per share attributable to common shareholders, diluted	$1.40	$0.01	$1.41

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Beginning balance	$1,810	$1,883
Change in insurance recoverable	—	(1)
Claim loss provision related to:
Current year	43	84
Total title claim loss provision	43	84
Claims paid, net of recoupments related to:
Current year	(1)	(1)
Prior years	(61)	(53)
Total title claims paid, net of recoupments	(62)	(54)
Ending balance of claim loss reserve for title insurance	$1,791	$1,912
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
On April 26, 2022, the Named Companies reached a global settlement with the receiver and several other investor claimants. As a condition of the settlement, the Named Companies and the receiver jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement and barring further claims against the Named Companies (“Settlement and Bar Order”). The receiver is in receipt of the settlement payment from Chicago Title Company and will distribute the amount designated for each non-joining investor at the conclusion of any such investor’s appeal of the Settlement and Bar Order (or back to Chicago Title Company if an appeal is successful). Some of the investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). Appellate briefing is expected to take place over the next several months. After filing its appeal, one of the appellants, CalPrivate Bank (Case 23-55083), entered into a settlement with the receiver that was approved by the federal court. This settlement resolves CalPrivate Bank’s objections to the Settlement and Bar Order, and its appeal has been dismissed.

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

On July 7, 2020, a cross-claim styled, Laurie Peterson v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, Banc of California, National Association v. Laurie Peterson, which is pending in San Diego County Superior Court. Cross-complaint plaintiff was sued by a bank to recover in excess of $35 million that she allegedly guaranteed to repay for certain investments made by the Banc of California in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain and others, and the Named Companies were substituted in as the Plaintiff following a settlement with the bank.
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
On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme and seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. Given CalPrivate Bank's settlement with the receiver, this action against the Named Companies will be dismissed.
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

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, portions of other long-term investments and debt, which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,821	$—	$—	$—	$2,821
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,592	6,300	—	11,892
Commercial mortgage-backed securities	—	3,686	29	—	3,715
Corporates	25	14,262	1,544	—	15,831
Hybrids	97	683	—	—	780
Municipals	—	1,597	32	—	1,629
Residential mortgage-backed securities	—	1,657	12	—	1,669
U.S. Government	318	11	—	—	329
Foreign Governments	—	249	16	—	265
Short term investments	1,315	8	23	—	1,346
Preferred securities	285	565	1	—	851
Equity securities	681	—	11	42	734
Derivative investments	—	432	—	—	432
Investment in unconsolidated affiliates	—	—	107	—	107
Reinsurance related embedded derivative, included in other assets	—	260	—	—	260
Market risk benefits asset	—	—	106	—	106
Other long-term investments	—	—	48	—	48
Total financial assets at fair value	$5,542	$29,002	$8,229	$42	$42,815
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,569	—	3,569
Market risk benefits liability	$—	$—	$324	$—	$324
Total financial liabilities at fair value	$—	$—	$3,893	$—	$3,893

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,286	$—	$—	$—	$2,286
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467
Commercial mortgage-backed securities	—	3,026	37	—	3,063
Corporates	40	12,857	1,440	—	14,337
Hybrids	93	638	—	—	731
Municipals	—	1,431	29	—	1,460
Residential mortgage-backed securities	—	1,225	302	—	1,527
U.S. Government	260	11	—	—	271
Foreign Governments	—	223	16	—	239
Short term investments	2,590	—	—	—	2,590
Preferred securities	320	582	1	—	903
Equity securities	621	—	10	47	678
Derivative investments	—	244	—	—	244
Investment in unconsolidated affiliates	—	—	23	—	23
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279
Market risk benefits asset	—	—	117	—	117
Other long-term investments	—	—	48	—	48
Total financial assets at fair value	$6,210	$25,720	$8,286	$47	$40,263
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115
Market risk benefits liability	—	—	282	—	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2023 or December 31, 2022.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Investments in Unconsolidated affiliates
The fair value of our investments in unconsolidated affiliates is determined using a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies. The EBITDA used in this calculation is based on the affiliates’ financial information.
Short-term investments
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
Market Risk Benefits
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. See further discussion on MRBs in Note P - Market Risk Benefits.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2023 and December 31, 2022 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2023
	(In millions)			March 31, 2023
Assets
Asset-backed securities	$6,019	Broker-quoted	Offered quotes	54.2% - 187.27% (93.86%)
Asset-backed securities	281	Third-Party Valuation	Offered quotes	39.43% - 102.60% (62.83%)
Commercial mortgage-backed securities	12	Broker-quoted	Offered quotes	95.34% - 101.25% (99.34%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	73.36% - 88.60% (82.26%)
Corporates	682	Broker-quoted	Offered quotes	80.24% - 104.74% (95.90%)
Corporates	11	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.18%)
Corporates	851	Third-Party Valuation	Offered quotes	0.00% - 105.32% (90.85%)
Municipals	32	Third-Party Valuation	Offered quotes	104.38% - 104.38% (104.38%)
Residential mortgage-backed securities	8	Broker-quoted	Offered quotes	0.00% - 98.38% (98.18%)
Residential mortgage-backed securities	4	Third-Party Valuation	Offered quotes	94.93%
Foreign Governments	16	Third-Party Valuation	Offered quotes	99.20% - 99.44% (99.28%)
Investment in unconsolidated affiliates	107	Market Comparable Company Analysis	EBITDA multiple	5x-14x (12.1x)
Short term investments	23	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Broker Quoted	Offered quotes	$68.50 - $68.50 ($68.50)
Equity securities	4	Discounted Cash Flow	Discount rate	11.16% - 11.16% (11.16%)
		Market Comparable Company Analysis	EBITDA multiple	7.8x - 7.8x (7.8x)
Other long-term investments:
Available-for-sale embedded derivative	25	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	13	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	106	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (5.03%)

			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			GMWB utilization	50.00% - 60.00% (50.89%)
Total financial assets at fair value	$8,229
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,569	Discounted cash flow	Market value of option	0.00% - 28.31% (1.54%)
			Swap rates	3.48% - 4.97% (4.23%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 32.26% (2.74%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			Option cost	0.07% - 5.67% (2.11%)
Market risk benefits liability	324	Discounted cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (5.03%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			GMWB utilization	0.48% - 1.42% (50.89%)
Total financial liabilities at fair value	$3,893

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(In millions)			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% - 88.48% (82.74%)
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% (94.16%)
Corporates	826	Third-Party Evaluation	Offered quotes	—% - 104.96% (89.69%)
Corporates	12	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.02%)
Municipals	29	Third-Party Evaluation	Offered quotes	93.95% - 93.95% (93.95%)
Foreign governments	16	Third-Party Evaluation	Offered quotes	99.78% - 102.29% (100.56%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.50x

Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	—% - 91.04% (86.38%)
Preferred Securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	6	Broker-quoted	Offered Quotes	$64.25 - $64.25 ($64.25)
Equity securities	4	Discounted Cash Flow	Discount Rate	11.10% - 11.10% (11.10%)
		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	15	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	117	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,286
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	Discounted cash flow	Market value of option	—% - 23.90% (87.00%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2023 and 2022. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period		Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(8)	$18	$416	$(83)	$(235)	$(71)	$6,300		$18
Commercial mortgage-backed securities	37	—	1	12	—	—	(21)	29		1
Corporates	1,440	(1)	(23)	133	—	(5)	—	1,544		(23)
Municipals	29	—	3	—	—	—	—	32		3
Residential mortgage-backed securities	302	1	8	8	—	(8)	(299)	12		8
Foreign Governments	16	—	—	—	—	—	—	16		—
Investment in unconsolidated affiliates	23	—	—	84	—	—	—	107		—
Short term investments	—	—	—	23	—	—	—	23		—
Preferred securities	1	—	—	—	—	—	—	1		—
Equity securities	10	—	—	1	—	—	—	11		—
Other long-term investments:
Available-for-sale embedded derivative	23	—	2	—	—	—	—	25		2
Credit linked note	15	—	—	—	—	(2)	—	13		—
Secured borrowing receivable	10	—	—	—	—	—	—	10		—
Subtotal Level 3 assets at fair value	$8,169	$(8)	$9	$677	$(83)	$(250)	$(391)	$8,123	$8,123	$9
Market risk benefits asset	117							106
Total Level 3 assets at fair value	$8,286							$8,229
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	385	—	96	—	(27)	—	3,569		—
Subtotal Level 3 liabilities at fair value	$3,115	$385	$—	$96	$—	$(27)	$—	$3,569		$—
Market risk benefits liability	282							324
Total Level 3 liabilities at fair value	$3,397							$3,893
(a) The net transfers out of Level 3 during the three months ended March 31, 2023 were exclusively to Level 2.

	Three months ended March 31, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$—	$(130)	$400	$—	$(152)	$84	$4,161	$(138)
Commercial mortgage-backed securities	35	—	(2)	—	—	—	7	40	(2)
Corporates	1,135	—	(74)	80	—	(26)	26	1,141	(73)
Municipals	43	—	(6)	—	—	—	—	37	(5)
Foreign Governments	18	—	(1)	—	—	—	—	17	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Short term investments	321	—	(1)	20	—	—	(321)	19	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	1	—	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(4)	—	—	—	—	—	30	—
Credit linked note	23	—	(3)	—	—	(1)	—	19	—
Subtotal Level 3 assets at fair value	$5,600	$(4)	$(218)	$501	$—	$(179)	$(204)	$5,496	$(221)
Market risk benefits asset	41							29
Total Level 3 assets at fair value	$5,641							$5,525
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(584)	—	126	—	(30)	—	3,395	—
Subtotal Level 3 liabilities at fair value	$3,883	$(584)	$—	$126	$—	$(30)	$—	$3,395	$—
Market risk benefits liability	469							486
Total Level 3 liabilities at fair value	$4,352							$3,881

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

Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our title segment, Investments in unconsolidated affiliates were $220 million and $187 million as of March 31, 2023 and December 31, 2022, respectively.
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
Other Invested Assets (included within Other long-term investments)
The fair value of bank loans is estimated using a discounted cash flow method with the discount rate based on weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end. Bank loans are classified as Level 3 within the fair value hierarchy. For cost method investments, our carrying value approximates fair value. Cost method investments are classified as Level 1 within the fair value hierarchy.
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed IULs, funding agreements, PRTs and immediate annuity contracts without life contingencies. The FIA/ IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e., cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements, PRTs and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other
Federal Home Loan Bank of Atlanta ("FHLB") common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of debt, with the exception of the F&G Credit Agreement, as defined in Note O Notes Payable, is based on quoted market prices. The carrying value of the F&G Credit Agreement approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$106	$—	$—	$106	$106
Commercial mortgage loans	—	—	2,178	—	2,178	2,458
Residential mortgage loans	—	—	2,323	—	2,323	2,526
Investments in unconsolidated affiliates	—	—	4	2,558	2,562	2,562
Policy loans	—	—	55	—	55	55
Other invested assets	91	—	11	—	102	102
Company-owned life insurance	—	—	381	—	381	381
Trade and notes receivables, net of allowance	—	—	428	—	428	428
Total	$91	$106	$5,380	$2,558	$8,135	$8,618

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$36,117	$—	$36,117	$39,809
Debt	—	3,308	—	—	3,308	3,696
Total	$—	$3,308	$36,117	$—	$39,425	$43,505

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	93	—	16	—	109	109
Company-owned life insurance	—	—	363	—	363	363
Trade and notes receivables, net of allowance	—	—	467	—	467	467
Total	$93	$99	$4,878	$2,427	$7,497	$8,076

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$34,464	$—	$34,464	$38,412
Debt	—	2,776	—	—	2,776	3,238
Total	$—	$2,776	$34,464	$—	$37,240	$41,650
For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable that a price less than NAV would be received in the event of a liquidation.
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

Note D — Investments
Our fixed maturity securities investments have been designated as AFS, and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$12,620	$(10)	$43	$(761)	$11,892
Commercial mortgage-backed securities	4,048	—	3	(336)	3,715
Corporates	18,426	(3)	64	(2,656)	15,831
Hybrids	853	—	9	(82)	780
Municipals	1,850	—	13	(234)	1,629
Residential mortgage-backed securities	1,770	(7)	13	(107)	1,669
U.S. Government	341	—	—	(12)	329
Foreign Governments	311	—	1	(47)	265
Total available-for-sale securities	$40,219	$(20)	$146	$(4,235)	$36,110

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467
Commercial mortgage-backed/asset-backed securities	3,337	(1)	11	(284)	3,063
Corporates	17,396	(22)	32	(3,069)	14,337
Hybrids	806	—	9	(84)	731
Municipals	1,749	—	4	(293)	1,460
Residential mortgage-backed securities	1,638	(8)	6	(109)	1,527
U.S. Government	287	—	—	(16)	271
Foreign Governments	286	—	—	(47)	239
Total available-for-sale securities	$37,708	$(39)	$98	$(4,672)	$33,095

Securities held on deposit with various state regulatory authorities had a fair value of $18,876 million and $17,870 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of March 31, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $413 million and $365 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,830 million and $3,387 million as of March 31, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations.

	March 31, 2023		December 31, 2022
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$586	$574	$536	$527
Due after one year through five years	3,921	3,745	3,288	3,089
Due after five years through ten years	2,265	2,079	2,171	1,939
Due after ten years	14,983	12,410	14,503	11,457
Subtotal	21,755	18,808	20,498	17,012
Other securities, which provide for periodic payments:
Asset-backed securities	12,620	11,892	12,209	11,467
Commercial mortgage-backed securities	4,048	3,715	3,337	3,063
Structured hybrids	26	26	26	26
Residential mortgage-backed securities	1,770	1,669	1,638	1,527
Subtotal	18,464	17,302	17,210	16,083
Total fixed maturity available-for-sale securities	$40,219	$36,110	$37,708	$33,095

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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income as we write-off accrued interest through Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
• We believe amounts related to securities have become uncollectible;

• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in AOCI. As of March 31, 2023 and December 31, 2022, our allowance for expected credit losses for AFS securities was $20 million and $39 million, respectively.
Purchased credit deteriorated ("PCD") financial assets are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended March 31, 2023 or 2022.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$5,347	$(307)	$4,520	$(448)	$9,867	$(755)
Commercial mortgage-backed securities	2,249	(122)	1,236	(214)	3,485	(336)
Corporates	5,501	(392)	8,553	(2,263)	14,054	(2,655)
Hybrids	346	(29)	321	(53)	667	(82)
Municipals	483	(37)	907	(196)	1,390	(233)
Residential mortgage-backed securities	708	(22)	540	(81)	1,248	(103)
U.S. Government	29	—	206	(11)	235	(11)
Foreign Government	23	(2)	183	(44)	206	(46)
Total available-for-sale securities	$14,686	$(911)	$16,466	$(3,310)	$31,152	$(4,221)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,402
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,270
Total number of available-for-sale securities in an unrealized loss position						4,672

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,079	(169)	475	(116)	2,554	(285)
Corporates	9,913	(1,735)	3,523	(1,330)	13,436	(3,065)
Hybrids	628	(83)	3	(1)	631	(84)
Municipals	998	(180)	352	(113)	1,350	(293)
Residential mortgage-backed securities	992	(51)	184	(22)	1,176	(73)
U.S. Government	130	(7)	140	(8)	270	(15)
Foreign Government	119	(32)	59	(14)	178	(46)
Total available-for-sale securities	$21,860	$(2,667)	$8,463	$(1,964)	$30,323	$(4,631)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,114
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,296
Total number of available-for-sale securities in an unrealized loss position						4,410

We determined the decrease in unrealized losses as of March 31, 2023, compared to December 31, 2022, was caused by lower treasury rates as well as spread compression. For securities in an unrealized loss position as of March 31, 2023, our allowance for expected credit loss was $20 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 6% of our total investments March 31, 2023 and December 31, 2022. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(Dollars in millions)		(Dollars in millions)
Hotel	$18	1%	$18	1%
Industrial	538	22%	520	22%
Mixed Use	12	1%	12	1%
Multifamily	1,013	41%	1,013	42%
Office	329	13%	330	14%
Retail	104	4%	105	4%
Student Housing	83	3%	83	3%
Other	373	15%	335	13%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,458		$2,406

U.S. Region:
East North Central	$177	7%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	325	13%	326	13%
Mountain	354	14%	355	15%
New England	164	7%	158	7%
Pacific	700	28%	708	28%
South Atlantic	553	22%	521	22%
West North Central	4	1%	4	1%
West South Central	117	5%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,458		$2,406

Commercial mortgage loans segregated by risk rating exposure as of March 31, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$53	$354	$1,301	$486	$—	$267	$2,461
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$53	$354	$1301	$486	$—	$276	$2,470

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25 year amortization period for purposes of our general loan allowance evaluation.
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at March 31, 2023 and December 31, 2022:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2023	(In millions)
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	21%	$493	23%
50.00% to 59.99%	732	—	—	732	30%	653	30%
60.00% to 74.99%	1,170	8	—	1,178	48%	1,002	46%
75.00% to 84.99%	—	2	18	20	1%	17	1%
Commercial mortgage loans (a)	$2,413	$14	$29	$2,456	100%	$2,165	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for March 31, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$4	$69	$120	$206		$127	$526
50.00% to 59.99%	27	149	268	158		130	732
60.00% to 74.99%	20	113	913	122		10	1,178
75.00% to 84.99%	3	9	—	—		8	20
Total commercial mortgages (a)	$54	$340	$1301	$486	$—	$275	$2,456
Commercial mortgages
DSCR
Greater than 1.25x	$47	$328	$1,301	$486		$251	$2,413
1.00x - 1.25x	7	3	—	—		4	14
Less than 1.00x	—	9	—	—		20	29
Total commercial mortgages (a)	$54	$340	$1301	$486	$—	$275	$2,456

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2017	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for March 31, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2023 and December 31, 2022, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments as of March 31, 2023 and December 31, 2022, respectively. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	March 31, 2023
	(Dollars in millions)
U.S. State:	Amortized Cost	% of Total
Florida	$236	9%
Texas	181	7%
New Jersey	167	6%
California	157	6%
New York	155	6%
All other states (a)	1,678	66%
Total residential mortgage loans	$2,574	100%
(a)The individual concentration of each state is equal to or less than 5% as of March 31, 2023.

	December 31, 2022
	(Dollars in millions)
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans	$2,180	100%
(a)The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2023 and December 31, 2022, was as follows :

	March 31, 2023		December 31, 2022
	(Dollars in millions)		(Dollars in millions)
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,511	98%	$2,118	97%
Non-performing	63	2%	62	3%
Total residential mortgage loans, gross of valuation allowance	$2,574	100%	$2,180	100%
Allowance for expected loan loss	(48)	—%	(32)	—%
Total residential mortgage loans, net of valuation allowance	$2,526	100%	$2,148	100%

RMLs segregated by risk rating exposure as of March 31, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$35	$950	$889	$209	$199	$209	$2,491
30-89 days past due	—	3	8	3	4	2	20
90 days or more past due	—	3	18	13	28	1	63
Total residential mortgages	$35	$956	$915	$225	$231	$212	$2,574

	December 31, 2022
	Amortized Cost by Origination Year
	(In millions)
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$63	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$72	$71

    Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2023 and March 31, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2023 and December 31, 2022, we had $72 million and $71 million, respectively, of RMLs that were over 90 days past due, of which $32 million and $38 million were in the process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended March 31, 2023
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$32	$10	$42
Provision for loan losses	16	2	18
Ending Balance	$48	$12	$60

	Three months ended March 31, 2022
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$25	$6	$31
Provision for loan losses	1	—	1
Ending Balance	$26	$6	$32
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of March 31, 2023 and March 31, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Fixed maturity securities, available-for-sale	$447	$332
Equity securities	8	8
Preferred securities	13	15
Mortgage loans	51	39
Invested cash and short-term investments	33	5
Limited partnerships	57	113
Tax deferred property exchange income	45	3
Other investments	19	9
Gross investment income	673	524
Investment expense	(62)	(46)
Interest and investment income	$611	$478

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Net realized losses on fixed maturity available-for-sale securities	$(50)	$(36)
Net realized/unrealized gains (losses) on equity securities (1)	33	(148)
Net realized/unrealized losses on preferred securities (2)	(10)	(91)
Realized losses on other invested assets	(5)	(1)
Change in allowance for expected credit losses	(4)	(4)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(89)	50
Unrealized gains (losses) on certain derivative instruments	147	(358)
Change in fair value of reinsurance related embedded derivatives (3)	(19)	122
Change in fair value of other derivatives and embedded derivatives	2	(3)
Realized gains (losses) on derivatives and embedded derivatives	41	(189)
Recognized gains and losses, net	$5	$(469)
(1) Includes net valuation losses of $46 million and $166 million for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes net valuation losses of $35 million and $90 million for the three months ended March 31, 2023 and 2022, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Somerset effective October 31, 2021) and Aspida Re.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) gains attributable to these agreements, and thus excluded from the totals in the table above, was $(22) million and $128 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Proceeds	$489	$1,052
Gross gains	1	3
Gross losses	(51)	(39)
Unconsolidated Variable Interest Entities
We own investments in variable interest entities ("VIEs") that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in limited partnerships	$2,558	$4,268	$2,427	$4,030
Fixed maturity securities	16,890	18,590	15,680	17,404
Total unconsolidated VIE investments	$19,448	$22,858	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

March 31, 2023
(In millions)
Blackstone Wave Asset Holdco (1)	$760

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA/IUL contracts, and reinsurance is as follows:

	March 31, 2023	December 31, 2022
Assets:	(In millions)
Derivative investments:
Call options	$432	$244
Other long-term investments:
Other embedded derivatives	25	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	260	279
	$717	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,569	$3,115
	$3,569	$3,115
The change in fair value of derivative instruments in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Recognized gains and losses, net	(In millions)
Net investment gains (losses):
Call options	$55	$(314)
Futures contracts	5	3
Foreign currency forwards	(1)	3
Other derivatives and embedded derivatives	1	(3)
Reinsurance related embedded derivatives	(19)	122
Total net investment gains (losses)	$41	$(189)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$454	$(488)
Additional Disclosures
FIA/IUL Embedded Derivative, Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain fixed rate and deferred annuity business, including MYGA, on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of MYGA business on a coinsurance funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Operations.

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
Information regarding our exposure to credit loss on the call options we hold is presented in the following tables.

		March 31, 2023
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,834	$44	$—	$44
Morgan Stanley	*/Aa3/A+	2,038	22	24	—
Barclay's Bank	A+/A1/A	5,939	106	95	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	6,006	129	113	16
Wells Fargo	A+/A1/BBB+	1,270	31	29	2
Goldman Sachs	A/A2/BBB+	1,178	16	14	2
Credit Suisse	BBB+/A3/A-	672	7	7	—
Truist	A+/A2/A	2,204	60	54	6
Citibank	A+/Aa3/A+	1,207	17	15	2
Total		$24,348	$432	$351	$83

		December 31, 2022
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of March 31, 2023 and December 31, 2022, counterparties posted $351 million and $219 million, respectively, of collateral of which $290 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $83 million at March 31, 2023 and $33 million at December 31, 2022.
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
We held 404 and 409 futures contracts at March 31, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at March 31, 2023 and December 31, 2022, respectively.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $8 million and $12 million as of March 31, 2023 and December 31, 2022, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest. On September 5, 2022 the Grand Court of the Cayman Islands decided in favor of F&G. Kingstown Capital Management LP failed to appeal, and its appeal period expired on October 20, 2022. On April 19, 2023 the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G's Cayman Islands legal expenses relating to the lawsuit, by way of interim payment of $4 million with the balance to be determined after assessment. We are attempting to collect reimbursement of these expenses.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of March 31, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of March 31, 2023 is included below:

March 31, 2023
Asset Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,710
Whole loans	743
Fixed maturity securities, ABS	212
Direct Lending	1,000
Other fixed maturity securities, AFS	28
Commercial mortgage loans	29
Other assets	142
Residential mortgage loans	1
Committed amounts included in liabilities	1
Total	$3,866

Note G — Dividends
On May 3, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on June 30, 2023, to FNF common shareholders of record as of June 16, 2023.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$978	$—	$—	$978
Other revenues	471	365	44	880
Revenues from external customers	1,449	365	44	1,858
Interest and investment income, including recognized gains and losses, net	103	504	9	616
Total revenues	1,552	869	53	2,474
Depreciation and amortization	37	90	7	134
Interest expense	—	22	20	42
Earnings (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated affiliates	157	(203)	(28)	(74)
Income tax expense (benefit)	27	(8)	(5)	14
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	130	(195)	(23)	(88)
Equity in loss of unconsolidated affiliates	—	—	—	—
Net earnings (loss) from continuing operations	$130	$(195)	$(23)	$(88)
Assets	$8,017	$59,395	$2,242	$69,654
Goodwill	2,766	1,749	276	4,791

As of and for the three months ended March 31, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,866	$—	$—	$1,866
Other revenues	665	596	31	1,292
Revenues from external customers	2,531	596	31	3,158
Interest and investment income, including recognized gains and losses, net	(148)	154	3	9
Total revenues	2,383	750	34	3,167
Depreciation and amortization	33	76	6	115
Interest expense	—	8	22	30
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	249	345	(38)	556
Income tax expense (benefit)	57	106	(7)	156
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	192	239	(31)	400
Equity in earnings of unconsolidated affiliates	2	—	—	2
Net earnings (loss) from continuing operations	$194	$239	$(31)	$402
Assets	$9,478	$49,277	$2,271	$61,026
Goodwill	2,517	1,749	266	4,532

The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services, and home warranty products.
•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (FIA and fixed rate annuities), immediate annuities and IUL. This segment also provides funding agreements and PRT solutions.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Three months ended March 31,
	2023	2022
Cash paid for:	(In millions)
Interest	$34	$36
Income taxes	6	9
Deferred sales inducements	29	16
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	41	81
Change in purchases of investments available for sale payable in period	78	277
Lease liabilities recognized in exchange for lease right-of-use assets	9	15
Remeasurement of lease liabilities	19	15
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	276	27
Less: Total Purchase price	273	20
Liabilities and noncontrolling interests assumed	$3	$7

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2023	2022
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$428	$767
Agency title insurance premiums	Agency title insurance premiums	Title	550	1,099
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	365	596
Home warranty	Escrow, title-related and other fees	Title	30	34
Total revenue from insurance contracts			1,373	2,496
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	160	265
Other title-related fees and income	Escrow, title-related and other fees	Title	146	196
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	75	94
Real estate technology	Escrow, title-related and other fees	Corporate and other	37	38
Total revenue from contracts with customers			418	593
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	60	76
Other	Escrow, title-related and other fees	Corporate and other	7	(7)
Interest and investment income	Interest and investment income	Various	611	478
Recognized gains and losses, net	Recognized gains and losses, net	Various	5	(469)
Total revenues	Total revenues		$2,474	$3,167

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

Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, URL on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2023	December 31, 2022
	(In millions)
Trade receivables	$309	$349
Deferred revenue (contract liabilities)	285	271

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and March 31, 2022, we recognized $32 million and $38 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(In millions)
VOBA	$1,572	$1,615
DAC	1,676	1,411
DSI	225	200
Value of distribution asset	97	100
Computer software	65	61
Definite lived trademarks, tradenames, and other	21	22
Indefinite lived tradenames and other	21	20
Total Other intangible assets, net	$3,677	$3,429
The following tables roll forward VOBA by product for the three months ended March 31, 2023 and March 31, 2022.

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(36)	(1)	(3)	(2)	(1)	(43)
Balance at March 31, 2023	$1,130	$31	$198	$141	$72	$1,572

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(38)	(2)	(3)	(3)	(1)	(47)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	53	53
Balance at March 31, 2022	$1,276	$37	$209	$150	$77	$1,749

The following table presents a reconciliation of VOBA to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
FIA	$1,130	$1,166
Fixed Rate Annuities	31	32
Immediate Annuities	198	201
Universal Life	141	143
Traditional Life	72	73
Total	$1,572	$1,615

The following tables roll forward DAC for the three months ended March 31, 2023 and March 31, 2022.

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	113	52	56	221
Amortization	(22)	(5)	(8)	(35)
Reinsurance related adjustments	—	79	—	79
Balance at March 31, 2023	$1,062	$209	$396	$1,667

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	98	8	47	153
Amortization	(13)	(2)	(4)	(19)
Balance at March 31, 2022	$649	$44	$216	$909
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
The following table presents a reconciliation of DAC to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 :

	March 31, 2023	December 31, 2022
	(In millions)
FIA	$1,062	$971
Fixed Rate Annuities	209	83
Universal Life	396	348
Funding Agreements	9	9
Total	$1,676	$1,411
The following tables roll forward DSI for the three months ended March 31, 2023 and March 31, 2022:

	FIA	Total
	(In millions)
Balance at January 1, 2023	$200	$200
Capitalization	29	29
Amortization	(4)	(4)
Balance at March 31, 2023	$225	$225

	FIA	Total
	(In millions)
Balance at January 1, 2022	$127	$127
Capitalization	16	16
Amortization	(3)	(3)
Balance at March 31, 2022	$140	$140
The following table presents a reconciliation of DSI to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
FIA	$225	$200
Total	$225	$200

The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the FPB for life contingent immediate annuity and PRT contracts, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For FIA contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the company’s best estimates for policyholder behavior, consistent with the development of assumptions for FIA, immediate annuity, and PRT.
We review cash flow assumptions annually, generally in the third quarter. In 2022, F&G undertook a review of all significant assumptions and revised GMWB utilization for our deferred annuity contracts (FIA and fixed rate annuities) to reflect internal and industry experience in the first several contract years.
For the in-force liabilities as of March 31, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2023	$122
2024	151
2025	139
2026	128
2027	117
Thereafter	915

Note L — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The Company follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three months ended
	March 31, 2023		March 31, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$301	$872	$567	$505
Ceded	(26)	(60)	(32)	(302)
Net	$275	$812	$535	$203

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three months ended March 31, 2023 and March 31, 2022. F&G did not commute any ceded reinsurance treaties during the three months ended March 31, 2023 and March 31, 2022.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. The expected credit loss reserves were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Balance at Beginning of Period	$(10)	$(20)
Changes in the expected credit loss reserve	1	—
Balance at End of Period	$(9)	$(20)
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021. The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month. For the month of March 2023 only, the premiums cap increased to $450 million. As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and; therefore, the effects of this agreement are accounted for as a separate investment contract.
There have been no other significant changes to reinsurance contracts for the three months ended March 31, 2023.

Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of March 31, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of March 31, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of March 31, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On March 31, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $4,073 million, $1,184 million, and $553 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of March 31, 2023.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Form 10-K for the year ended December 31, 2022.

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, Fidelity & Guaranty Life Insurance Company ("FGL Insurance"), Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), and Raven Reinsurance Company ("Raven Re"), file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re Ltd and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. This resulted in a $3 million and $152 million decrease to statutory capital and surplus at March 31, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at March 31, 2023 and December 31, 2022, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $93 million and $121 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to a customary working capital adjustment.
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to TitlePoint's assets acquired based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. In connection with the acquisition, we recorded preliminary fair value estimates for goodwill, other intangible assets and other assets of $146 million, $73 million and $5 million, respectively, as of March 31, 2023.
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the TitlePoint acquisition consist of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:	(In millions)
Customer relationships	$9	10
Trade name	4	10
Software	60	7
Total Other intangible assets	$73
AllFirst
On August 9, 2022, we acquired approximately 74% of the outstanding equity of AllFirst Title Insurance Agency ("AllFirst") for approximately $130 million in cash consideration. On December 19, 2022, we purchased an additional 6% of the outstanding equity of AllFirst for approximately $10 million in cash consideration.

The acquisition was accounted for as a business combination under Topic 805. The purchase price has been allocated to AllFirst's assets acquired and liabilities assumed based on their fair values as of acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. We completed our assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of the acquisition. We recorded fair value amounts as of the acquisition date for goodwill, other intangibles, other assets, other liabilities and non-controlling interest of $104 million, $55 million, $40 million, $18 million and $46 million, respectively.

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:	(In millions)
Customer relationships	$46	10
Trade name	7	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$55

Note O — Notes Payable
Notes payable consists of the following:

	March 31, 2023	December 31, 2022
	(In millions)
4.50% Notes, net of discount	$445	$445
3.40% Notes, net of discount	644	644
2.45% Notes, net of discount	594	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(3)	(3)
F&G Credit Agreement	511	547
7.40% F&G Notes	494	—
5.50% F&G Notes	567	567
	$3,696	$3,238
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% F&G Notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.40% F&G Notes are the senior unsecured, unsubordinated obligations of F&G and are guaranteed on an unsecured, unsubordinated basis by each of F&G's subsidiaries that are guarantors of its obligations under the F&G Credit Agreement (the “Guarantors”). The interest rate payable on the 7.40% F&G Notes will be subject to adjustment from time to time if either S&P or Fitch (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to the 7.40% F&G Notes. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, F&G entered into a Credit Agreement (the "F&G Credit Agreement") with certain lenders (the "Lenders") and Bank of America, N.A. as administrative agent (the "Administrative Agent"), swing line lender and issuing bank, pursuant to which the Lenders have made available to F&G an unsecured revolving credit facility (the "F&G Credit Facility") in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes.

The F&G Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150 million or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date, as defined in the F&G Credit Agreement, or certain other conditions are met. Revolving loans under the F&G Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. On February 21, 2023, F&G amended F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The amendment of the F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million.

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

On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. As of

March 31, 2023, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
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
Gross principal maturities of notes payable at March 31, 2023 are as follows:

(In millions)
2023 (remaining)	$515
2024	—
2025	550
2026	—
2027	—
Thereafter	2,650
$3,715

Note P — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the three months ended March 31, 2023 and the years ended December 31, 2022 and December 31, 2021:

	March 31, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
	(Dollars in millions)
Balance, beginning of period	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$104	$1	$280	$1	$320	$1
Issuances and benefit payments	(4)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	30	—	107	1	99	1
Actual policyholder behavior different from expected	7	—	43	—	(22)	—
Changes in assumptions and other	1	—	(76)	—	—	—
Effects of market related movements	26	—	(231)	(1)	(108)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	$164	$1	$102	$1	$280	$2
Effect of changes in the instrument-specific credit risk	53	—	62	—	146	—
Balance, end of period	$217	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.49	72.64	68.59	72.88	68.95	73.10
Weighted-average attained age of policyholders weighted by Unlocked MRB (years)	78.33	77.73	80.84	77.56	68.77	73.72
Net amount at risk	$1,031	$3	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRB amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
FIA	$106	$323	$217	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$106	$324	$218	$117	$282	$165	$41	$469	$428

In the first quarter of 2023, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:
•Risk-free rates decreased slightly, leading to an increase in the MRB associated with FIA and fixed rate annuities.
•Decreases in the equity market related projections resulted in an increase in the net amount of risk associated with FIAs, leading to an increase in the value of the associated MRBs.
•F&G’s credit spread increased, leading to a corresponding decrease in the MRBs associated with both FIA and fixed rate annuities.
In 2022, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:
•Risk-free rates increased moderately, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.
•Increases in the equity markets resulted in a decrease in the net amount at risk associated with FIA and fixed rate annuities, leading to a decrease in the value of the associated MRBs.
•Volatility indices decreased, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.
•Cash flow assumptions for mortality and full and partial surrenders were unchanged during the annual third quarter review. The GMWB utilization assumption was revised in the second quarter of 2022 to reflect additional internal and industry experience for the first several contract years. This assumption update led to a decrease in the MRBs.
•F&G’s credit spread increased during the year, leading to a corresponding decrease in the MRBs value. Credit spreads on the block of business remain lower than the at-issue or at-purchase credit spreads, but the level has decreased since the beginning of 2022.
In 2021, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•    Risk-free rates increased moderately, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.
•Increases in the equity markets resulted in a decrease in the net amount at risk associated with FIA and fixed rate annuities, leading to a decrease in the value of the associated MRBs.

Note Q — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	March 31, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	1,186	1,522	49	—	256
Premiums received	25	1	87	—	—
Policy charges (a)	(42)	—	(60)	—	—
Surrenders and withdrawals	(403)	(257)	(21)	—	—
Benefit payments	(121)	(59)	(10)	(15)	(110)
Interest credited	21	81	5	13	11
Other	23	(1)	—	—	—
Balance, end of year	$25,455	$10,645	$2,162	$2,611	$2,139
Embedded derivative adjustment (c)	(12)	—	45	—	—
Gross Liability, end of period	$25,443	$10,645	$2,207	$2,611	$2,139
Less: Reinsurance	(17)	(4,691)	(933)	—	—
Net Liability, after Reinsurance	$25,426	$5,954	$1,274	$2,611	$2,139

Weighted-average crediting rate	0.33%	—%	1.00%	N/A	N/A
Net amount at risk (d)	N/A	N/A	49,426	N/A	N/A
Cash surrender value	23,726	9,929	1,724	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	21,997	6,367	1,907	1,904	1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	—	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value	188	5,992	1,698	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.

(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(In millions)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	—	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value	20,455	5,992	1,572	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
FIA	$25,443	$24,423	$22,600
Fixed rate annuities	10,645	9,358	6,367
Immediate annuities	326	332	352
Universal life	2,207	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,611	2,613	1,904
FHLB	2,139	1,982	1,543
PRT	3	3	1
Total	$43,379	$40,843	$34,753

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2023
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$23,348	$806	$406	$370	$24,930
1.51%-2.50%	149	—	1	—	150
Greater than 2.50%	373	—	2	—	375
Total	$23,870	$806	$409	$370	$25,455

Fixed Rate Annuities
0.00%-1.50%	$12	$31	$1,867	$7,522	$9,432
1.51%-2.50%	8	13	28	187	236
Greater than 2.50%	962	3	4	8	977
Total	$982	$47	$1,899	$7,717	$10,645

Universal Life
0.00%-1.50%	$1,752	$4	$—	$18	$1,774
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	344	43	1	—	388
Total	$2,096	$47	$1	$18	$2,162

	December 31, 2022
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note R — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	March 31, 2023	December 31, 2022	December 31, 2021
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance of original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	3	33	25
Balance adjusted for variances from expectation	977	1,078	1,156
Interest accrual	5	20	22
Net premiums collected	(30)	(124)	(133)
Ending Balance at original discount rate	952	974	1,045
Effect of changes in discount rate assumptions	(158)	(177)	(25)
Balance, end of year	$794	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance of original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(7)	13	(14)
Balance adjusted for variances from expectation	2,658	$2,819	$2,981
Interest accrual	14	59	62
Benefits payments	(48)	(213)	(237)
Ending Balance at original discount rate	2,624	$2,665	$2,806
Effect of changes in discount rate assumptions	(448)	(514)	(34)
Balance, end of year	$2,176	$2,151	$2,772

Net liability for future policy benefits	$1,382	$1,354	$1,752
Less: Reinsurance recoverable	510	515	670
Net liability for future policy benefits, after reinsurance recoverable	$872	$839	$1,082

Weighted-average duration of liability for future policyholder benefits (years)	7.53	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	March 31, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance of original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(1)
Effect of actual variances from expected experience	(7)	(3)
Balance adjusted for variances from expectation	1,851	2,471
Issuances	5	268
Interest accrual	16	23
Benefits payments	(31)	(55)
Ending Balance at original discount rate	1,841	2,707
Effect of changes in discount rate assumptions	(389)	(251)
Balance, end of year	$1,452	$2,456

Net liability for future policy benefits	$1,452	$2,456
Less: Reinsurance recoverable	204	—
Net liability for future policy benefits, after reinsurance recoverable	$1,248	$2,456

Weighted-average duration of liability for future policyholder benefits (years)	12.18	8.07

	December 31, 2022
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,954	$1,148
Beginning balance of original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	218	—
Net liability for future policy benefits, after reinsurance recoverable	$1,211	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$2,153	$—
Beginning balance of original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	293	—
Net liability for future policy benefits, after reinsurance recoverable	$1,661	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	March 31, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
			(In millions)
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	4	—	16	—	39	—
Balance adjusted for variances from expectation	77	4	73	5	61	—
Issuances	1	—	1	—	$—	$7
Interest accrual	1	—	2	—	2	—
Amortization	(2)	—	(7)	(1)	(6)	—
Balance, end of year	$77	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Traditional Life	$1,382	$1,354	$1,752
Immediate annuities	1,452	1,429	1,954
PRT	2,456	2,165	1,148
Immediate annuities DPL	77	69	57
PRT DPL	4	4	7
Total	$5,371	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Traditional Life	(In millions)
Expected future benefit payments	$3,073	$3,265	$2,155	$2,734
Expected future gross premiums	1,142	1,289	839	1,129
Immediate annuities
Expected future benefit payments	$3,402	$3,545	$1,452	$1,923
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$3,916	$2,289	$2,708	$1,665
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations:

	Gross Premiums (a)		Interest Expense (b)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In millions)
Traditional Life	$32	$36	$9	$10
Immediate annuities	6	7	16	15
PRT	263	525	23	7
Total	$301	$568	$48	$32
(a) Included in Life insurance premiums and other fees on the Condensed Consolidated Statements of Operations.
(b Included in Benefits and other changes in policy reserves (Remeasurement gains (losses) (a)) on the Condensed Consolidated Statements of Operations.
The following table presents the weighted-average interest rate:

	March 31, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.96%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.11%	3.07%	3.04%
Current discount rate	5.02%	5.21%	3.07%
PRT
Interest accretion rate	3.82%	3.20%	1.20%
Current discount rate	5.08%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.2%	2.7%
Expected experience	1.4%	1.7%	2.1%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.2%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and; therefore, capped at 100%) (dollars in millions):

	March 31, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	101%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,208	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,211	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$2	Term with ROP Non-NY Cohort	$—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the three months ended March 31, 2023 and the year ended December 31, 2022 as follows:
Traditional life
Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.
In 2022, F&G similarly undertook a review in the third quarter of the significant cash flow assumptions and did not make any changes to mortality or lapses.
Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected net premiums and expected future policy benefits due to discount rate changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.
In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected future policy benefits due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.
PRT (life contingent)
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from 2022 resulting in decreased discount rates that drove a material increase to the FPB.
In 2022, F&G similarly undertook a review of the significant cash flow assumption and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected future policy benefits due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2023 and 2022, F&G was not required to establish any additional liabilities as a result of premium deficiency testing.

Note S — ASU 2018-12 Transition
We adopted ASU 2018-12 on January 1, 2023 with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for FPB, DAC and balances amortized on a basis consistent with DAC (VOBA, DSI, and URL), and MRBs were adjusted to conform to ASU 2018-12 starting as of the F&G acquisition date, June 1, 2020. No hindsight was used for the full retrospective adoption of MRBs. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $73 million, net of tax.
The following table summarizes the balance of and changes in the FPB on January 1, 2021 due to adoption of ASU 2018-12:

	Immediate annuities	Traditional Life	Total (3)
	(In millions)
Balance, December 31, 2020	$1,861	$2,144	$4,005
Cumulative effect of retrospective adoption (1)	201	(279)	(78)
Effect of remeasurement of liability at current discount rate (2)	113	88	201
Balance, January 1, 2021	$2,175	$1,953	$4,128
Less: Reinsurance Recoverable	322	793	1,115
Balance, January 1, 2021, net of reinsurance	$1,853	$1,160	$3,013

(1) Adjustments for the cumulative effect of adoption of the new measurement guidance under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020, net of the effects of any change in the DPL.
(2) The remeasurement of the liability at the current discount rate is reflected as an adjustment to opening AOCI upon the adoption of ASU 2018-12.
(3) PRT was not written as of the transition date, January 1, 2021, and as a result is not presented in the transition adjustment roll forward.

The following table summarizes the balance of and changes in VOBA on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Immediate annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance, December 31, 2020	$1,208	$15	$86	$139	$18	$1,466
Adjustment for reversal of AOCI adjustments (1)	208	24	—	29	22	283
Cumulative effect of retrospective adoption (2)	(14)	7	(5)	(9)	(1)	(22)
Transition opening balance adjustment	69	2	144	5	43	263
Balance, January 1, 2021	$1,471	$48	$225	$164	$82	$1,990

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF acquisition date through December 31, 2020
(3) Adjustments for the change in VOBA due to the full retrospective adjustment of carrying amounts of acquired contracts as of the FNF Acquisition Date due to the adoption of ASU 2018-12.
The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Universal Life	Total
	(In millions)
Balance, December 31, 2020	$167	$14	$41	$222
Adjustment for reversal of AOCI adjustments (1)	15	2	8	25
Cumulative effect of retrospective adoption (2)	(1)	—	(1)	(2)
Balance, January 1, 2021	$181	$16	$48	$245

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF acquisition date through December 31, 2020.
The following table summarizes the balance of and changes in DSI on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Total
	(In millions)
Balance, December 31, 2020	$36	$36
Adjustment for reversal of AOCI adjustments (1)	5	5
Cumulative effect of retrospective adoption (2)	4	4
Balance, January 1, 2021	$45	$45

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF acquisition date through December 31, 2020.
The following table summarizes the balance of and changes in URL on January 1, 2021 due to adoption of ASU 2018-12:

	Universal Life	Total
	(In millions)
Balance, December 31, 2020	$2	$2
Adjustment for reversal of AOCI adjustments (1)	25	25
Cumulative effect of retrospective adoption (2)	2	2
Balance, January 1, 2021	$29	$29

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF acquisition date through December 31, 2020.

The following table summarizes the balance of and changes in the asset and liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Total
	(In millions)
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance (1)	$531	$—	$531
Adjustment for reversal of AOCI adjustments (2)	(116)	—	(116)
Cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (3)	159	—	159
Remaining cumulative difference (exclusive of the instrument specific credit risk change) between June 1, 2020 carrying amount and fair value measurement for the MRBs (4)	(96)	1	(95)
Balance, January 1, 2021 - Market risk benefits at fair value	$478	$1	$479
Less: Reinsurance Recoverable	—	—	—
Balance, January 1, 2021, net of reinsurance	$478	$1	$479

(1) The pre-adoption balance as of December 31, 2020 balance for MRBs represents the contract features that meet the definition of an MRB under ASU 2018-12 and the related carrying amount of those features prior to the ASU. Those contract features were previously accounted for at fair value as a derivative or embedded derivative under ASC 815 or as an additional liability for annuitization benefits or death or other insurance benefits under ASC 944.
(2) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(3) The cumulative effective of the change in instrument-specific credit risk between the FNF Acquisition Date or, if later, the original contract issuance date and the transition date to ASU 2018-12, which is recorded as an adjustment to opening AOCI.
(4) The cumulative difference (exclusive of instrument-specific credit risk change) between the pre-adoption carrying amount and the fair value measurement for MRBs is recorded as an adjustment to opening retained earnings.
The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12:

	January 1, 2021
	Retained Earnings	AOCI
	(In millions)
Contractholder funds	$100	$115
MRB	29	(159)
FPB	(15)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$92	$35
Tax impact	19	9
Increase to Equity, net of tax	$73	$26
For MRBs, the transition adjustment reflected within the unaudited Condensed Consolidated Statements of Comprehensive Earnings relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of the MRBs at transition, excluding the amounts recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings, was recorded as an adjustment to Retained Earnings as of the transition date.
For the FPB, the net transition adjustment is primarily related to the difference in the discount rate used pre-transition and the discount rate at January 1, 2021, partially offset by the removal of provisions for adverse deviation from the cash flow assumptions used in the FPB calculation. At transition, we did not identify any instances, at the cohort level, where net premiums exceeded gross premiums.
Before the adoption of ASU 2018-12, VOBA was amortized consistent with DAC, which was amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”). Based on our historical practice of using consistent amortization methods for VOBA and DAC, we elected to change the amortization method for VOBA associated with fixed rate annuities, FIAs, and IUL/Universal Life products to maintain consistency with the amortization method for DAC. At transition, VOBA associated with these product types is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Additionally, at transition, shadow adjustments previously recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings, consistent with the historic amortization of DAC, have been removed.

For DAC, DSI and URL, we removed shadow adjustments previously recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings for the impact of unrealized gains and losses that were included in the pre-transition expected gross profits amortization calculation as of the transition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2022 and other filings with the SEC.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 17, 2023, estimates (actual for fiscal year 2022) the size of the U.S. residential mortgage originations market as shown in the following table for 2022 - 2025 in its "Mortgage Finance Forecast" (in trillions):

	2025	2024	2023	2022
Purchase transactions	$1.8	$1.6	$1.4	$1.6
Refinance transactions	$0.7	$0.6	$0.4	$0.6
Total U.S. mortgage originations forecast	$2.5	$2.2	$1.8	$2.2
As of April 17, 2023, the MBA expects residential purchase transactions to decrease in 2023 before increasing in 2024 and 2025. Additionally, the MBA expects residential refinance transactions and overall mortgage originations to decrease in 2023 before increasing in 2024 and 2025.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 4.75% and 5.0% as of March 2023. Average interest rates for a 30-year fixed rate mortgage increased to 6.4%

for the three months ended March 31, 2023, as compared to 3.9% for the corresponding period of 2022. On May 3, 2023, the Federal Reserve raised the benchmark interest rate by an additional 25 basis points.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with the war in Ukraine created some volatility in the residential real estate market in 2022, which has continued into 2023. Existing-home sales decreased 22% in March 2023 as compared to the corresponding period in 2022 while median existing-home sales prices decreased from $379,500 to $375,700 in March 2023, a 1% decrease compared with the corresponding period in 2022.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.5% in March 2023, which equals the record low set in February 2020, as compared to 3.6% in March 2022.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In the three months ended March 31, 2022, we experienced strong demand in commercial real estate markets and, therefore, experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results. In the three months ended March 31, 2023, order volumes and fee per file decreased when compared with the prior year period.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. In 2022, the rapid rise in mortgage rates and resulting decline in housing affordability has resulted in deviations in seasonality from historical patterns.
F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates in our F&G segment, which vary in response to changes in market conditions. See Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $11.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed indexed annuity ("FIA") and indexed universal life ("IUL") products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2022 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $79 billion of sales in 2022. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $3 billion of annual premiums in 2022.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Critical Accounting Policies and Estimates
As a result of the adoption of ASU 2018-12, we have applied the following additional critical accounting policies and estimates in preparing our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report. Other than the following additional critical accounting policies and estimates, which are further described in the Notes to our Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note A Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our Condensed Consolidated Financial Statements.
Reserves for Future Policy Benefits and Certain Information on Contractholder Funds
The determination of future policy benefit ("FPB") reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for FPBs are established at issue of the contract and include discount rates, mortality, and cash surrender or policy lapse for our traditional life insurance products. The assumptions used require considerable judgment. We review policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Discount rate assumptions are updated at each reporting period and also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations in a positive or negative direction.
Mortality refers to the incidence of death on covered lives, which triggers contractual death benefit provisions. On our deferred annuities and life insurance products, these provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. On our life-contingent immediate annuities, the death of a named annuitant or pension risk transfer (“PRT”) certificate holder may trigger the cessation or reduction of future life-contingent payments due, depending on the presence of a joint annuitant/certificate holder and any remaining guaranteed non-life contingent payment periods. We utilize a combination of internal and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder in exchange for receipt of a cash surrender value. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums required to maintain coverage on our life insurance products. We make estimates of expected full and partial surrenders of our deferred annuity products, based on a combination of internal and industry experience. Management’s best estimate of surrender behavior generally represents a medium-to-long term perspective, as we expect to experience a range of policyholder behavior and market conditions period to period. If actual surrender rates are significantly different from those estimated, such differences could have a significant effect on our reserve levels and related results of operations.
Discount rates refers to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for FPB reserves the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through other comprehensive income (“OCI”).
Our aggregate reserves for contractholder funds, FPBs and market risk benefits ("MRBs") on a direct and net basis as of March 31, 2023 and December 31, 2022 are summarized as follows:

	As of March 31, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Fixed indexed annuities (“FIA”)	$25,765	$(16)	$25,749
Fixed rate annuities	10,646	(4,691)	5,955
Single premium immediate annuities (“SPIA”) and other	1,854	(86)	1,768
IUL and other life	3,595	(1,568)	2,027
Funding agreement backed notes ("FABN")	4,751	—	4,751
PRT	2,463	—	2,463
Total	$49,074	$(6,361)	$42,713

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729
FIA and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in our accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our accompanying unaudited Condensed Consolidated Statements of Operations.
For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for future policy benefits.
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable
Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note C Fair Value of Financial Instruments and Note D Investments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the quarter ended March 31, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note C Fair Value of Financial Instruments and Note E Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Note L Reinsurance of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGAs and other fixed rate annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, FGL Insurance entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of MYGA business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for FGL Insurance to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the accompanying unaudited Condensed Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and losses, net on the accompanying unaudited Condensed Consolidated Statements of Operations.
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA contracts that provide minimum guarantees to policyholders, such as Guaranteed Minimum Death Benefit (“GMDBs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) riders. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.
The principal policyholder behavior assumptions used to calculate MRBs are established at issue of the contract and include mortality, contract full and partial surrenders, and utilization of the GMWB rider benefits. The assumptions used reflect a combination of internal experience, industry experience, and judgment. We review overall policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Changes in, or deviations from, the assumptions previously used can significantly affect our MRBs and related results of operations in a positive or negative direction.
Mortality refers to the incidence of death amongst policyholders on covered lives, which triggers contractual death benefit provisions. These provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. We utilize a combination of actual internal and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder in exchange for receipt of a cash surrender value. We make estimates of expected full and partial surrenders of our deferred annuity products based on a combination of internal and industry experience. Management’s best estimate of surrender generally represents a medium-to-long term perspective, as we expect to experience a range of policyholder behavior and market conditions period to period. If actual surrender rates are significantly different from those estimated, such differences could have a significant effect on our MRBs and related results of operations.
We have been issuing GMWB products since 2008. We make assumptions for policyholder behavior as it relates to GMWB utilization using a higher degree of industry experience and judgment than our other behavioral assumptions because internal experience, which we review annually, is still emerging. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on MRBs and related results of operations.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2023	2022
	(In millions)
Revenues:
Direct title insurance premiums	$428	$767
Agency title insurance premiums	550	1,099
Escrow, title-related and other fees	880	1,292
Interest and investment income	611	478
Recognized gains and losses, net	5	(469)
Total revenues	2,474	3,167
Expenses:
Benefits and other changes in policy reserves	812	203
Personnel costs	677	823
Agent commissions	420	844
Other operating expenses	360	442
Market risk benefit losses	59	70
Depreciation and amortization	134	115
Provision for title claim losses	44	84
Interest expense	42	30
Total expenses	2,548	2,611
(Loss) Earnings before income taxes and equity in (losses) earnings of unconsolidated affiliates	(74)	556
Income tax expense	14	156
Equity in earnings of unconsolidated affiliates	—	2
Net (loss) earnings from continuing operations	$(88)	$402
 Revenues.
Total revenues decreased by $693 million in the three months ended March 31, 2023 compared to the corresponding period in 2022.
Net earnings from continuing operations decreased by $490 million in the three months ended March 31, 2023 compared to the corresponding period in 2022.
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
Income tax expense was $14 million and $156 million in the three months ended March 31, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was (19)% and 28% in the three months ended March 31, 2023 and 2022, respectively. The change in income tax expense as a percentage of (loss) earnings before taxes in the three months ended March 31, 2023 as compared to the corresponding period in 2022 is primarily attributable to the recording of a valuation allowance in the 2022 period. The valuation allowance is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will more likely than not be able to realize for tax purposes. Additionally, the tax benefit associated with the valuation losses on equity securities in the three months ended March 31, 2023 was further reduced by an increase in the valuation allowance in 2023.
The Inflation Reduction Act of 2022 (the "IRA") was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions was January 1, 2023. We do not anticipate that the IRA will have a material effect on our current or future financial condition or results from operations.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2023	2022
Revenues:	(In millions)
Direct title insurance premiums	$428	$767
Agency title insurance premiums	550	1,099
Escrow, title-related and other fees	471	665
Interest and investment income	81	27
Recognized gains and losses, net	22	(175)
Total revenues	1,552	2,383
Expenses:
Personnel costs	598	776
Agent commissions	420	844
Other operating expenses	296	397
Depreciation and amortization	37	33
Provision for title claim losses	44	84
Total expenses	1,395	2,134
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$157	$249
Orders opened by direct title operations (in thousands)	308	522
Orders closed by direct title operations (in thousands)	188	380
Fee per file (in dollars)	$3,446	$2,891
Total revenues for the Title segment decreased by $831 million, or 35%, in the three months ended March 31, 2023 from the corresponding period in 2022.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2023	Total	2022	Total
	(Dollars in millions)
Title premiums from direct operations	$428	44%	$767	41%
Title premiums from agency operations	550	56	1,099	59
Total title premiums	$978	100%	$1,866	100%
Title premiums decreased by $888 million, or 48% in the three months ended March 31, 2023 from the corresponding period in 2022. The decrease was comprised of a decrease in Title premiums from direct operations of $339 million, or 44%, and a decrease in Title premiums from agency operations of $549 million, or 50%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2023	2022
Opened title insurance orders from purchase transactions (1)	78%	62%
Opened title insurance orders from refinance transactions (1)	22	38
	100%	100%

Closed title insurance orders from purchase transactions (1)	78%	55%
Closed title insurance orders from refinance transactions (1)	22	45
	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three months ended March 31, 2023 from the corresponding period in 2022. The decrease was primarily attributable to decreased closed order volume, partially offset by increases in the average fee per file, which were driven by increases in the proportion of purchase transactions versus refinance transactions.
We experienced a significant decrease in closed title insurance order volume from both purchase and refinance transactions in the three months ended March 31, 2023 from the corresponding period in 2022. Total closed order volume was 188,000 in the three months ended March 31, 2023 compared to 380,000 in the three months ended March 31, 2022. This represented an overall decrease of 51% in the three months ended March 31, 2023 from the corresponding period in 2022. The decrease was primarily attributable to higher average mortgage interest rates in the three months ended March 31, 2023 when compared to the corresponding period in 2022.
Total opened title insurance order volume decreased in the three months ended March 31, 2023 from the corresponding period in 2022. The decrease was attributable to decreased opened title orders from both purchase and refinance transactions.
The average fee per file in our direct operations was $3,446 in the three months ended March 31, 2023, respectively, compared to $2,891 in the three months ended March 31, 2022. The increase in average fee per file in the three months ended March 31, 2023 reflects an increased proportion of purchase transactions relative to total closed orders compared to the corresponding period in 2022. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $549 million, or 50%, in the three months ended March 31, 2023 from the corresponding period in 2022. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with recent trends in our direct business.
Escrow, title-related and other fees decreased by $194 million, or 29%, in the three months ended March 31, 2023 from the corresponding period in 2022. Escrow fees decreased by $105 million, or 39%, in the three months ended March 31, 2023 from the corresponding period in 2022. The decreases in the three month periods were primarily attributable to the decrease in residential refinance transactions, which have relatively higher escrow fees per transaction than residential purchase and commercial transactions. Other fees, excluding escrow fees, decreased by $89 million, or 22%, in the three months ended March 31, 2023 from the corresponding period in 2022. The decreases in Other fees were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $54 million, or 200%, in the three months ended March 31, 2023 from the corresponding period in 2022. The increase was primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to the corresponding period in 2022.

Net recognized gains were $22 million in the three months ended March 31, 2023. Net recognized losses were $175 million in the three months ended March 31, 2022. The variations in recognized gains and losses, net in the three months ended March 31, 2023 compared to the corresponding periods in 2022 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $178 million, or 23%, in the three months ended March 31, 2023 compared to the corresponding period in 2022. The decrease is due to lower average head count in the 2023 period in response to the decline in title orders. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 67% and 54% for the three months ended March 31, 2023 and 2022, respectively. Average employee count in the Title segment was 21,516 and 26,974 in the three months ended March 31, 2023 and 2022, respectively.
Other operating expenses decreased by $101 million, or 25%, in the three months ended March 31, 2023, from the corresponding period in 2022. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 33% and 28% in the three months ended March 31, 2023 and 2022, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2022:

	Three months ended March 31,
	2023	%	2022	%
	(Dollars in millions)
Agent premiums	$550	100%	$1,099	100%
Agent commissions	420	76%	844	77%
Net retained agent premiums	$130	24%	$255	23%
The claim loss provision for title insurance was $44 million and $84 million for the three months ended March 31, 2023 and 2022, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority-owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations ("IMOs"), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate Funding Agreement Backed Note ("FABN") and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.
Under U.S. GAAP, premium collections for deferred annuities, FIAs, fixed rate annuities, immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of insurance and reinsurance contracts acquired ("VOBA"), deferred acquisition costs ("DAC"), deferred sales inducements ("DSI") and unearned revenue liability ("URL"), other operating costs and expenses, and income taxes.
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
As noted above, MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses.
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

F&G Results of Operations
The results of operations of our F&G segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Revenues:
Life insurance premiums and other fees (a)	$365	$596
Interest and investment income	519	451
Recognized gains and (losses), net	(15)	(297)
Total revenues	869	750
Benefits and expenses:
Benefits and other changes in policy reserves	812	203
Market risk benefit losses	59	70
Depreciation and amortization	90	76
Personnel costs	53	30
Other operating expenses	36	18
Interest expense	22	8
Total benefits and expenses	1,072	405

Earnings (loss) before income taxes	(203)	345
Income tax expense (benefit)	$(8)	$106
Earnings (loss) from continuing operations	$(195)	$345
(a) Included within Escrow, title-related and other fees in Condensed Consolidated Statements of Operations
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the accompanying unaudited Condensed Consolidated Statements of Operations, for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Life-contingent pension risk transfer premiums	$263	$525
Traditional life insurance premiums	6	5
Life-contingent immediate annuity premiums	6	5
Surrender charges	23	10
Policyholder fees and other income	67	51
Life insurance premiums and other fees	$365	$596
•Life insurance premiums and other fees for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022, reflecting lower PRT premiums. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three months ended March 31, 2023 compared to March 31, 2022, primarily reflecting an increase in market value adjustments (“MVA”) assessed on certain surrendered FIA policies. An MVA will apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that takes into account changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. In addition, surrender charges increases as a result of increased amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income increased for the three months ended March 31, 2023 compared to March 31, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Fixed maturity securities, available-for-sale	$432	$319
Equity securities	5	4
Preferred securities	10	11
Mortgage loans	51	39
Invested cash and short-term investments	16	4
Limited partnerships	57	113
Other investments	9	6
Gross investment income	580	496
Investment expense	(61)	(45)
Interest and investment income	$519	$451
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $(58) million and $(18) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and losses, net for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Net realized and unrealized losses on fixed maturity available-for-sale securities, equity securities and other invested assets	$(48)	$(107)
Change in allowance for expected credit losses	(8)	(1)
Net realized and unrealized gains (losses) on certain derivatives instruments	58	(308)
Change in fair value of reinsurance related embedded derivatives	(19)	122
Change in fair value of other derivatives and embedded derivatives	2	(3)
Recognized gains and losses, net	$(15)	$(297)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses, net attributable to these agreements, and thus excluded from the totals in the table above, was $(22) million and $128 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
•For the three months ended March 31, 2023, net realized and unrealized gains (losses) on fixed maturity AFS securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity AFS securities and mark-to-market losses on our equity securities.

•For the three months ended March 31, 2022, net realized and unrealized gains (losses) on fixed maturity AFS securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity AFS securities.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Call options:
Realized (losses) gains	$(91)	$45
Change in unrealized gains (losses)	146	(359)
Futures contracts:
Gains on futures contracts expiration	3	2
Change in unrealized gains	1	1
Foreign currency forward:
(Losses) gains on foreign currency forward	(1)	3
Total net change in fair value	$58	$(308)

Annual Point-to-Point Change in S&P 500 Index during the periods	(9)%	14%
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

The average index credits to policyholders are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Average Crediting Rate	—%	3%
S&P 500 Index:
Point-to-point strategy	—%	3%
Monthly average strategy	—%	3%
Monthly point-to-point strategy	—%	2%
3 year high water mark	13%	15%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
PRT agreements	$266	$532
FIA/IUL market related liability movements	369	(559)
Index credits, interest credited & bonuses	134	206
Annuity payments and other	43	24
Total benefits and other changes in policy reserves	$812	$203
•PRT agreements decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflecting lower PRT transactions during the periods and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three months ended March 31, 2023 and March 31, 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $65 million and $306 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See table in the net investment gains/losses discussion above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the first quarter of 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in contractholder funds of $102 million.
•Index credits, interest credited & bonuses for the three months ended March 31, 2023 were lower compared to the three months ended March 31, 2022 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.

Market Risk Benefit Losses
Below is a summary of market risk benefit losses:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Market risk benefits (gains) losses	$59	$70
•Market risk benefit losses are primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Market risk benefit losses for the three months ended March 31, 2023 and March 31, 2022 were impacted by attributed fees collected and unfavorable market related movements in both periods. In addition, actual policyholder behavior for the three months ended March 31, 2023 was more in line with expected, as compared to March 31, 2022, resulting in a decrease to the market risk benefit losses. There were no significant changes in assumptions during either period.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Amortization of VOBA, DAC and DSI	$82	$69
Amortization of other intangible assets and other depreciation	8	7
Total depreciation and amortization	$90	$76
•VOBA, DAC and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization.
•Depreciation and amortization increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and primarily reflected increased DAC and DSI associated with the growth in business.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended
	March 31, 2023	March 31, 2022
	(In millions)
Personnel costs	53	30
Other operating expenses	36	18
Total personnel costs and other operating costs	$89	$48
•Personnel costs and other operating expenses for the three months ended March 31, 2023 were higher compared to the three months ended March 31, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.

Other Items Affecting Net Earnings
Income Tax (Benefit) Expense
Below is a summary of the major components included in income tax (benefit) expense:

	Three months ended
	March 31, 2023	March 31, 2022
	(Dollars in millions)
(Loss) income before taxes	$(203)	$345

Income tax (benefit) expense before valuation allowance	(45)	68
Change in valuation allowance	37	38
Federal income tax (benefit) expense	$(8)	$106
Effective rate	4%	31%
•Income tax benefit for the three months ended March 31, 2023 was $8 million, compared to income tax expense of $106 million for the three months ended March 31, 2022. The effective tax rate was 4% and 31% for the three months ended March 31, 2023 and 2022, respectively. The decrease in income tax expense quarter over quarter is primarily related to the decrease in pre-tax income.

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
As of March 31, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $44 billion and $41 billion, respectively, and was divided among the following asset classes and sectors:

	March 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$71	—%	$32	—%
United States Government sponsored entities	40	—%	42	—%
United States municipalities, states and territories	1,581	3%	1,410	3%
Foreign Governments	172	—%	148	—%
Corporate securities:
Finance, insurance and real estate	5,960	14%	5,085	12%
Manufacturing, construction and mining	931	2%	737	2%
Utilities, energy and related sectors	2,185	5%	2,275	6%
Wholesale/retail trade	2,064	5%	2,008	5%
Services, media and other	3,251	7%	2,794	7%
Hybrid securities	754	2%	705	2%
Non-agency residential mortgage-backed securities	1,624	4%	1,479	4%
Commercial mortgage-backed securities	3,672	8%	3,036	7%
Asset-backed securities	7,631	17%	7,245	18%
Collateral loan obligations ("CLO")	4,261	10%	4,222	10%
Total fixed maturity available for sale securities	34,197	77%	31,218	76%
Equity securities (a)	797	2%	823	2%
Limited partnerships:
Private equity	1,161	3%	1,129	3%
Real assets	433	1%	431	1%
Credit	964	2%	867	2%
Commercial mortgage loans	2,178	5%	2,083	5%
Residential mortgage loans	2,323	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,108	3%	809	2%
Short term investments	776	2%	1,556	4%
Total investments	$43,937	100%	$40,808	100%
(a) Includes investment grade non-redeemable preferred stocks ($650 million and $672 million as of March 31, 2023 and December 31, 2022, respectively).
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
The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price.

Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
The NAIC determines ratings for non-agency Residential Mortgage Backed Securities (“RMBS”) and CMBS using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio at March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$23,436	$21,164	62%	$21,294	$18,681	60%
BBB	2	12,713	11,204	33%	12,422	10,737	34%
BB	3	1,647	1,477	4%	1,588	1,425	5%
B	4	226	184	1%	259	236	1%
CCC	5	114	88	—%	87	67	—%
In or near default	6	90	80	—%	73	72	—%
Total		$38,226	$34,197	100%	$35,723	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2023 and December 31, 2022. Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the March 31, 2023 classifications:

	March 31, 2023
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$7,631	22%
CLO securities	4,261	12%
Commercial mortgage backed securities	3,672	11%
Diversified financial services	2,919	8%
Banks	2,224	6%
Municipal	1,598	5%
Insurance	1,567	4%
Whole loan collateralized mortgage obligations ("CMO")	1,375	4%
Electric	1,058	3%
Telecommunications	600	2%
Total	$26,905	77%

	December 31, 2022
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$7,359	23%
CLO securities	3,856	12%
Commercial mortgage-backed securities	3,399	11%
Diversified financial services	2,620	8%
Banks	1,850	6%
Insurance	1,545	5%
Municipal	1,428	4%
Whole loan collateralized mortgage obligations	1,278	4%
Electric	1,014	3%
Telecommunications	547	2%
Total	$24,896	78%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2023 and December 31, 2022, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:	(In millions)
Due in one year or less	$170	$166	$124	$123
Due after one year through five years	2,853	2,724	2,193	2,059
Due after five years through ten years	1,922	1,750	1,840	1,633
Due after ten years	14,893	12,329	14,417	11,379
Subtotal	$19,838	$16,969	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	$12,620	$11,892	$12,209	$11,467
Commercial-mortgage-backed securities	4,004	3,672	3,309	3,036
Structured hybrids	—	—	—	—
Residential mortgage-backed securities	1,764	1,664	1,631	1,521
Subtotal	$18,388	$17,228	$17,149	$16,024
Total fixed maturity available-for-sale securities	$38,226	$34,197	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $38 million and $52 million as of March 31, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022 approximately 94% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

The following tables summarize our exposure to subprime and Alt-A RMBS by credit quality using NAIC designations, NRSRO ratings and vintage year as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
NAIC Designation:	Fair Value (In millions)	Percent of Total	Fair Value (In millions)	Percent of Total
1	$82	91%	$83	88%
2	3	3%	3	3%
3	4	5%	7	8%
4	1	1%	1	1%
5	—	—%	—	—%
6	—	—%	—	—%
Total	$90	100%	$94	100%

NRSRO:
AAA	$—	—%	$—	—%
AA	12	13%	12	13%
A	4	4%	4	4%
BBB	7	8%	8	9%
Not rated - above investment grade (a)	18	20%	20	21%
BB and below	49	55%	50	53%
Total	$90	100%	$94	100%

Vintage:
2005 and prior	$43	48%	$46	24%
Total	90	100%	94	27%
(a) Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of March 31, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $190 million and $529 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.
Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $212 million and $188 million and an amortized cost of $246 million and $231 million as of March 31, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,196 million and $1,017 million and an amortized cost of $1,375 million and $1,248 million as of March 31, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of March 31, 2023 and December 31, 2022, respectively, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1 as of March 31, 2023.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of March 31, 2023 and December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.4 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our CMLs, including our distribution by property type, geographic region and LTV and DSC ratios.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At March 31, 2023, we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. As of December 31, 2022, we had no CMLs that were delinquent in principal or interest payments or in process of foreclosure.
Residential Mortgage Loans
F&G's RMLs are closed end, amortizing loans and 100% of the properties are in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in nonaccrual status.
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	4	$27	$—	$(1)	$26
United States Government sponsored agencies	57	36	—	(3)	33
United States municipalities, states and territories	192	1,576	—	(229)	1,347
Foreign Governments	64	200	—	(40)	160
Corporate securities:
Finance, insurance and real estate	714	6,058	—	(788)	5,270
Manufacturing, construction and mining	136	1,038	—	(164)	874
Utilities, energy and related sectors	341	2,495	—	(503)	1,991
Wholesale/retail trade	444	2,222	—	(416)	1,806
Services, media and other	348	3,505	—	(728)	2,777
Hybrid securities	47	745	—	(83)	662
Non-agency residential mortgage-backed securities	252	1,351	(5)	(104)	1,242
Commercial mortgage-backed securities	532	3,802	—	(336)	3,466
Asset-backed securities	1,182	10,651	(9)	(762)	9,880
Total fixed maturity available for sale securities	4,313	33,706	(14)	(4,157)	29,534
Equity securities	58	844	—	(144)	700
Total investments	4,371	$34,550	$(14)	$(4,301)	$30,234

	December 31, 2022
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

The gross unrealized loss position on the fixed maturity AFS fixed and equity portfolio was $4,301 million and $4,744 million as of March 31, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused by lower treasury rates and spread compression. The total amortized cost of all securities in an unrealized loss position was $34,550 million and $34,164 million as of March 31, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 87% for Finance, insurance and real estate as of March 31, 2023. In the aggregate, Finance, insurance and real estate represented 18% of the total unrealized loss position as of March 31, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity AFS securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss		Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	6	$13	$10	$—	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—	—
Twelve months or greater	69	691	465	—	—	(226)
Total investment grade	75	703	475	—	—	(228)

Below investment grade:
Less than six months	3	20	18	—		(2)
Six months or more and less than twelve months	5	52	42	—		(10)
Twelve months or greater	7	45	38	—		(7)
Total below investment grade	15	117	98	—		(19)
Total	90	$820	$573	$—		$(247)

	December 31, 2022
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss		Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	6	$5	$3	$—		$(2)
Six months or more and less than twelve months	49	299	200	—		(99)
Twelve months or greater	76	969	634	—		(335)
Total investment grade	131	1,273	837	—		(436)

Below investment grade:
Less than six months	1	32	13	15		(4)
Six months or more and less than twelve months	12	124	94	—		(30)
Twelve months or greater	2	6	4	—		(2)
Total below investment grade	15	162	111	15		(36)
Total	146	$1,435	$948	$15		$(472)

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
At March 31, 2023, our watch list included 90 securities in an unrealized loss position with an amortized cost of $820 million, no allowance for credit loss, unrealized losses of $247 million and a fair value of $573 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 39 and 64 structured securities with a fair value of $70 million and $162 million to which we had potential credit exposure as of March 31, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $16 million as of March 31, 2023 and December 31, 2022.
Exposure to Sovereign Debt
There have been no material changes in the exposure to sovereign debt described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2023 and December 31, 2022, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
There have been no other material changes in the concentrations of financial instruments described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
See Note E Derivative Financial Instruments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on call options.
Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended March 31,
	2023	2022
Revenues:	(In millions)
Escrow, title-related and other fees	$44	$31
Interest and investment income	11	—
Recognized gains and losses, net	(2)	3
Total revenues	53	34
Expenses:
Personnel costs	26	17
Other operating expenses	28	27
Depreciation and amortization	7	6
Interest expense	20	22
Total expenses	81	72
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(28)	$(38)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $19 million, or 56%, in the three months ended March 31, 2023 from the corresponding period in 2022. The increase is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of approximately $13 million in the 2023 period and various other immaterial items.
Personnel costs in the Corporate and Other segment increased $9 million, or 53%, in the three months ended March 31, 2023 from the corresponding period in 2022. The increase in the 2023 period was primarily attributable to the aforementioned $13 million increase in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, partially offset by various immaterial items.
Other operating expenses in the Corporate and Other segment increased $1 million, or 4%, in the three months ended March 31, 2023 from the corresponding period in 2022. The increase is attributable to various immaterial items.
Interest expense in the Corporate and Other segment decreased $2 million, or 9%, in the three months ended March 31, 2023 from the corresponding period in 2022. The decrease was primarily attributable to lower average debt outstanding in the three months ended March 31, 2023 from the corresponding period in 2022.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.45 per share in the first quarter of 2023, or approximately $122 million to our common shareholders. On May 3, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on June 30, 2023, to FNF common shareholders of record as of June 16, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of March 31, 2023, we had cash and cash equivalents of $2,821 million, short term investments of $1,346 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2022, $1,442 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2023 of approximately $457 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2023 and 2022 totaled $1,418 million and $667 million, respectively. The increase in cash provided by operating activities in 2023 of $751 million is primarily attributable to increased net cash inflows associated with the change in funds withheld from reinsurers of approximately $943 million and the timing of receipts and payments of prepaid assets and payables, and other individually immaterial items, partially offset by the decrease in net earnings of $490 million in 2023, increased net cash outflows associated with the change in reinsurance recoverable of $126 million, increased net cash outflows associated with the change in income taxes of approximately $171million and reduced net cash inflows associated with the change in future policy benefits of approximately $204 million,

Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were $2,285 million and $3,414 million, respectively. The decrease in cash used in investing activities in 2023 of $1,129 million is primarily attributable to decreased net proceeds from sales and maturities of short-term investments of approximately $2,504 million, partially offset by decreased proceeds from sales, calls and maturities of investment securities of approximately $893 million, increased purchases of investment securities of approximately $267 million and increased cash outflows associated with acquisitions of approximately $253 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $34 million and $43 million for the three months ended March 31, 2023 and 2022, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2023 and 2022 were $1,402 million and $1,180 million, respectively. The increase in cash provided by financing activities in 2023 of $222 million is primarily attributable to the issuance of the 7.40% F&G Notes of $500 million in 2023, and reduced cash outflows associated with the purchase of treasury stock of approximately $123 million, partially offset by increased cash outflows associated with the change in contractholder withdrawals of approximately $227 million and increased cash outflows associated with the change in secured trust deposits of approximately $97 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 100,000 shares of FNF common stock during the three months ended March 31, 2023 for approximately $4 million, at an average price of $38.45 per share. Subsequent to March 31, 2023 and through market close on May 5, 2023 we have not repurchased additional shares under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2022.
We have unfunded investment commitments as of March 31, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2023. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) using the full retrospective transition method effective January 1, 2023, with changes applied as of January 1, 2021, also referred to as the transition date. The following updates to Risk Factors relate to the adoption of ASU 2018-12. There have been no other material changes from the Risk Factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report filed with the SEC on February 27, 2023 and hereby incorporated by reference.

ASU 2018-12 requires that VOBA, DAC and DSI be amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Based on this change, we have removed the risk factor previously titled “The pattern of amortizing our VOBA, DAC and DSI balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.”
Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.
Interest rate risk is a significant market risk for us, as our F&G business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. F&G also maintains a portion of the assets in its investment portfolio in floating rate instruments and had executed a variable interest rate Credit Agreement, which are both subject to an element of market risk from changes in interest rates.
Prior to 2022, interest rates had been at or near historical low levels over the preceding several years. A prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed rate annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain asset liability management programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our FIA and IUL business and MRBs on our FIA and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for future policyholder benefits are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in OCI. Decreases in interest rates would result in a reduction in our OCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
Economic conditions, including higher interest rates, could materially adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations or financial condition in the future for the forgoing reasons.
Equity market volatility could negatively impact our business.
The estimated cost of providing GMWB riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/31/2022				8,650,435
1/1/2023 - 1/31/2023	100,000	$38.45	100,000	8,550,435
2/1/2023 - 2/28/2023	—	—	—	8,550,435
3/1/2023 - 3/31/2023	—	—	—	8,550,435
Total	100,000	$38.45	100,000	8,550,435
(1)    On August 3, 2021, our Board of Directors approved the Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

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

10.6
Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee, filed as Exhibit 4.1 to our Current Report on Form 8-K filed January 13, 2023

10.7
First Supplement Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee, filed as Exhibit 4.2 to our Current Report on Form 8-K filed January 13, 2023

10.8	Form of 7.400% Senior Notes due 2028, filed as Exhibit 4.3 to our Current Report on Form 8-K filed January 13, 2023

10.9
Registration Rights Agreement relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and BofA Securities, Inc., J.P. Morgan Securities LC and RBC Capital Markets, LLC, as representatives of the initial purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K filed January 13, 2023

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
** Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2023	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)