Form 10-Q
period 2023-06-30
Fidelity National Financial, Inc.
filed 2023-08-09
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2023 were:
FNF Common Stock    272,174,342

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2023

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2023 and December 31, 2022, at an amortized cost of $42,312 and $37,708, respectively, net of allowance for credit losses of $35 and $39, respectively, and includes pledged fixed maturity securities of $474 and $448, respectively, related to secured trust deposits	$38,029	$33,095
Preferred securities, at fair value	804	903
Equity securities, at fair value	700	678
Derivative investments	649	244
Mortgage loans, net of allowance for credit losses of $64 and $42 at June 30, 2023 and December 31, 2022, respectively	5,076	4,554
Investments in unconsolidated affiliates	3,039	2,642
Other long-term investments	660	664
Short-term investments, at June 30, 2023 and December 31, 2022 includes pledged short-term investments of $0 and $6, respectively, related to secured trust deposits	972	2,590
Total investments	49,929	45,370
Cash and cash equivalents, at June 30, 2023 and December 31, 2022 includes $428 and $242, respectively, of pledged cash related to secured trust deposits	3,136	2,286
Trade and notes receivables, net of allowance for credit losses of $32 and $33 at June 30, 2023 and December 31, 2022, respectively	465	467
Reinsurance recoverable, net of allowance for credit losses of $9 and $10 at June 30, 2023 and December 31, 2022, respectively	7,077	5,418
Goodwill	4,811	4,635
Prepaid expenses and other assets	2,214	2,068
Market risk benefits asset	118	117
Lease assets	362	376
Other intangible assets, net	4,317	3,811
Title plants	417	416
Property and equipment, net	175	179
Total assets	$73,021	$65,143
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$45,070	$40,843
Future policy benefits	5,715	5,021
Accounts payable and accrued liabilities	2,725	2,326
Market risk benefits liability	313	282
Notes payable	3,696	3,238
Reserve for title claim losses	1,781	1,810
Funds withheld for reinsurance liabilities	5,681	3,703
Secured trust deposits	886	862
Lease liabilities	411	418
Income taxes payable	3	—
Deferred tax liability	63	71
Total liabilities	66,344	58,574
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of June 30, 2023 and December 31, 2022; outstanding of 272,178,622 and 272,309,890 as of June 30, 2023 and December 31, 2022, respectively, and issued of 327,731,804 and 327,757,349 as of June 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,883	5,870
Retained earnings	5,140	5,225
Accumulated other comprehensive loss	(2,681)	(2,870)
Less: Treasury stock, 55,553,182 shares and 55,447,459 shares as of June 30, 2023 and December 31, 2022, respectively, at cost	(2,113)	(2,109)
Total Fidelity National Financial, Inc. shareholders’ equity	6,229	6,116
Non-controlling interests	448	453
Total equity	6,677	6,569
Total liabilities and equity	$73,021	$65,143
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$541	$859	$969	$1,626
Agency title insurance premiums	713	1,203	1,263	2,302
Escrow, title-related and other fees	1,212	786	2,092	2,078
Interest and investment income	618	463	1,229	941
Recognized gains and losses, net	(16)	(676)	(11)	(1,145)
Total revenues	3,068	2,635	5,542	5,802
Expenses:
Personnel costs	755	839	1,432	1,662
Agent commissions	550	930	970	1,774
Other operating expenses	394	457	754	899
Benefits and other changes in policy reserves	817	(377)	1,629	(174)
Market risk benefit (gains) losses	(30)	(189)	29	(119)
Depreciation and amortization	151	120	285	235
Provision for title claim losses	56	93	100	177
Interest expense	43	31	85	61
Total expenses	2,736	1,904	5,284	4,515
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	332	731	258	1,287
Income tax expense	90	202	104	358
Earnings before equity in earnings of unconsolidated affiliates	242	529	154	929
Equity in earnings of unconsolidated affiliates	1	14	1	16
Net earnings	243	543	155	945
Less: Net earnings (loss) attributable to non-controlling interests	24	6	(5)	8
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$219	$537	$160	$937
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$0.81	$1.93	$0.59	$3.36
Net earnings per share attributable to common shareholders, basic	$0.81	$1.93	$0.59	$3.36
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$0.81	$1.92	$0.59	$3.33
Net earnings per share attributable to common shareholders, diluted	$0.81	$1.92	$0.59	$3.33

Weighted average common shares outstanding - basic	270	278	270	279
Weighted average common shares outstanding - diluted	271	279	271	281

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net earnings	$243	$543	$155	$945
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(175)	(1,905)	172	(3,809)
Unrealized (loss) gain on investments in unconsolidated affiliates (2)	(5)	1	6	7
Unrealized gain (loss) on foreign currency translation (3)	4	(9)	6	(11)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	42	27	78	53
Changes in current discount rate - future policy benefits (5)	57	310	(43)	602
Changes in instrument-specific credit risk - market risk benefits (6)	(4)	50	3	83
Other comprehensive earnings (loss) attributable to non-controlling interest (7)	10	—	(33)	—
Other comprehensive (loss) earnings	(71)	(1,526)	189	(3,075)
Comprehensive earnings (loss)	172	(983)	344	(2,130)
Less: Comprehensive earnings (loss) attributable to non-controlling interests	24	6	(5)	8
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$148	$(989)	$349	$(2,138)
_______________________________________

(1)Net of income tax (benefit) expense of $(28) million and $(502) million for the three months ended June 30, 2023 and 2022, respectively, and $35 million and $(892) million for the six months periods ended June 30, 2023 and 2022, respectively.
(2)Net of income tax (benefit) expense of $(1) million and for the three months ended June 30, 2023 and $2 million for the six months ended June 30, 2023 and 2022.
(3)Net of income tax expense (benefit) of less than $1 million and $(3) million for the three months ended June 30, 2023 and 2022, respectively, and $1 million and $(3) million for the six months ended June 30, 2023 and 2022, respectively.
(4)Net of income tax expense of $11 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $21 million and $14 million for the six months ended June 30, 2023 and 2022, respectively.
(5)Net of income tax expense (benefit) of $15 million and $82 million for the three months ended June 30, 2023 and 2022, respectively, and $(12) million and $160 million for the six months ended June 30, 2023 and 2022, respectively.
(6)Net of income tax (benefit) expense of $(1) million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $1 million and $22 million for the six months ended June 30, 2023 and 2022, respectively.
(7)Net of income tax expense (benefit) of $3 million and $(9) million for the three and six months ended June 30, 2023, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, March 31, 2022	326	$—	$5,826	$5,094	$(670)	45	$(1,679)	$41	$8,612
Exercise of stock options	—	—	5	—	—	—	—	—	5
Treasury stock repurchased	—	—	—	—	—	4	(172)	—	(172)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(1,905)	—	—	—	(1,905)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	1	—	—	—	1
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(9)	—	—	—	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	27	—	—	—	27
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	50	—	—	—	50
Change in current discount rate - liability for future policy benefits	—	—	—	—	310	—	—	—	310
Stock-based compensation	—	—	12	—	—	—	—	—	12
Dividends declared, $0.44 per common share	—	—	—	(122)	—	—	—	—	(122)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Net earnings	—	—	—	537	—	—	—	6	543
Balance, June 30, 2022	326	$—	$5,843	$5,509	$(2,196)	49	$(1,851)	$43	$7,348

Balance, March 31, 2023	328	$—	$5,871	$5,044	$(2,610)	55	$(2,113)	$456	$6,648
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(175)	—	—	—	(175)
Other comprehensive earnings - unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	42	—	—	—	42
Change in current discount rate — liability for future policy benefits	—	—	—	—	57	—	—	—	57
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(4)	—	—	—	(4)
Other comprehensive income associated with noncontrolling interests	—	—	(1)	—	10	—	—	(9)	—
Stock-based compensation	—	—	14	—	—	—	—	—	14
F&G purchases of FG stock	—	—	(1)	—	—	—	—	(15)	(16)
Dividends declared, $0.45 per common share	—	—	—	(123)	—	—	—	—	(123)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Net earnings	—	—	—	219	—	—	—	24	243
Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2022	325	$—	$5,811	$4,818	$879	42	$(1,545)	$43	$10,006
Exercise of stock options	1	—	8	—	—	—	—	—	8
Treasury stock repurchased	—	—	—	—	—	7	(306)	—	(306)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(3,809)	—	—	—	(3,809)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	7	—	—	—	7
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(11)	—	—	—	(11)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	53	—	—	—	53
Change in current discount rate — liability for future policy benefits	—	—	—	—	602	—	—	—	602
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	83	—	—	—	83
Stock-based compensation	—	—	24	—	—	—	—	—	24
Dividends declared, $0.88 per common share	—	—	—	(246)	—	—	—	—	(246)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Net earnings	—	—	—	937	—	—	—	8	945
Balance, June 30, 2022	326	$—	$5,843	$5,509	$(2,196)	49	$(1,851)	$43	$7,348

Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(8)	(20)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	172	—	—	—	172
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6	—	—	—	6
Other comprehensive gain — unrealized gain on foreign currency translation	—	—	—	—	6	—	—	—	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	78	—	—	—	78
Change in current discount rate - liability for future policy benefits	—	—	—	—	(43)	—	—	—	(43)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	3	—	—	—	3
Other comprehensive loss associated with noncontrolling interests			(1)	—	(33)			34	—
Stock-based compensation	—	—	27	—	—	—	—	1	28
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(15)	(16)
Dividends declared, $0.90 per common share	—	—	—	(245)	—	—	—	—	(245)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Net earnings	—	—	—	160	—	—	—	(5)	155
Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the six months ended June 30,

	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net earnings	$155	$945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	285	235
Equity in earnings of unconsolidated affiliates	(1)	(16)
Loss on sales of investments and other assets and asset impairments, net	396	71
Interest credited/index credits to contractholder account balances	857	(827)
Change in market risk benefits, net	29	(119)
Deferred policy acquisition costs and deferred sales inducements	(518)	(371)
Charges assessed to contractholders for mortality and admin	(122)	(107)
Non-cash lease costs	69	71
Operating lease payments	(76)	(75)
Distributions from unconsolidated affiliates, return on investment	89	38
Stock-based compensation cost	28	24
Change in NAV of limited partnerships, net	(96)	(172)
Change in valuation of derivatives, equity and preferred securities, net	(385)	1,072
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(27)	209
Change in future policy benefits	421	330
Change in funds withheld from reinsurers	1,980	617
Net decrease in trade receivables	10	27
Net decrease in reserve for title claim losses	(29)	(39)
Net change in income taxes	7	146
Net change in other assets and other liabilities	67	(564)
Net cash provided by operating activities	3,139	1,495
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	2,228	3,541
Proceeds from sales of property and equipment	—	5
Additions to property and equipment and capitalized software	(69)	(77)
Purchases of investment securities	(7,170)	(6,958)
Net proceeds from sales and maturities (purchases) of short-term investment securities	1,628	(1,644)
Additions to notes receivable	(8)	(94)
Collections of notes receivable	—	4
Acquisitions and dispositions	(293)	(20)
Additional investments in unconsolidated affiliates	(736)	(741)
Distributions from unconsolidated affiliates, return of investment	187	93
Net other investing activities	2	—
Net cash used in investing activities	(4,231)	(5,891)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the six months ended June 30,

	2023	2022
	(Unaudited)
Cash flows from financing activities:
Debt offering	500	—
Debt costs/equity issuance additions	(9)	—
F&G Credit Agreement repayments, net	(35)	—
Dividends paid	(243)	(245)
Subsidiary dividends paid to non-controlling interest shareholders	(15)	(8)
Exercise of stock options	—	8
Additional investment in consolidated subsidiary	(20)	—
Net change in secured trust deposits	24	239
Payment of contingent consideration for prior period acquisitions	(5)	(3)
Contractholder account deposits	3,847	4,513
Contractholder account withdrawals	(2,080)	(1,744)
F&G repurchases of FG stock	(16)	—
Purchases of treasury stock	(6)	(298)
Net cash provided by financing activities	1,942	2,462
Net increase (decrease) in cash and cash equivalents	850	(1,934)
Cash and cash equivalents at beginning of period	2,286	4,360
Cash and cash equivalents at end of period	$3,136	$2,426
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
Income Tax
Income tax expense was $90 million and $202 million in the three months ended June 30, 2023 and 2022, respectively, and $104 million and $358 million in the six months ended June 30, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was 27% and 28% in the three months ended June 30, 2023 and 2022, respectively, and 40% and 28% in the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to the recording of valuation allowances in 2022, partially offset by the recording of valuation allowances in 2023. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to recording of valuation allowances in 2023. The valuation allowance is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will more likely than not be able to realize for tax purposes. Additionally, the tax benefit associated with the valuation losses on equity securities in the three and six months ended June 30, 2023 was further reduced by an increase in the valuation allowance in 2023.

Earnings Per Share
Basic earnings per share, as presented on the unaudited Condensed Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options and shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and six months ended June 30, 2023 and 2022.
Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of earnings; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); Market risk benefits (“MRB”) associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk, which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the liability for future policyholder benefits ("FPBs"), Contractholder funds, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.
Pronouncements Not Yet Adopted
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
Summary of Updated Significant Accounting Policies
Since our Annual Report for the year ended December 31, 2022, as a result of the adoption of ASU 2018-12 we have updated the following significant accounting policies, which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements:
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. In our title segment, realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses FIFO cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on AFS securities, refer to Note D Investments.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Other income from investments in unconsolidated affiliates, including distributions received from investments measured using the fair value option, is reported within Interest and investment income in the accompanying unaudited Condensed Consolidated Statements of Earnings. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), deferred acquisition costs ("DAC") and deferred sales inducements ("DSI").
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances.
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
The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the FPBs, where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Earnings.
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as unearned revenue liabilities (“URL”) upon receipt and included in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies. As of June 30, 2023 and December 31, 2022, our URL balance was $215 million and $166 million, respectively
Contractholder Funds
Contractholder funds include deferred annuities (FIAs and fixed rate annuities), IULs, funding agreements and non-life contingent (“NLC”) immediate annuities (which includes NLC pension risk transfer ("PRT") annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities (which includes NLC PRT annuities) consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in Contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments.
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
The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Earnings. In subsequent periods, the revised NPR, which is capped at 100%, is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the accompanying unaudited Condensed Consolidated Statements of Earnings in the period of improvement.
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
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates of using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Earnings. The DPL is recorded as a component of the Future policy benefits in the accompanying unaudited Condensed Consolidated Balance Sheets.
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
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRB. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. For each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRB using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the unaudited Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the accompanying unaudited Condensed Consolidated Statements of Earnings, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments and Note P Market Risk Benefits.
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
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and life-contingent immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Remeasurement gains or losses on the related FPB and DPL balances are presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Earnings.

Impacts of adoption of ASU 2018-12 on Financial Statements
The following tables summarize the impacts of the adoption of ASU 2018-12 on our accompanying unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Consolidated Statement of Earnings.
Condensed Consolidated Balance Sheet

	December 31, 2022
	As Previously Reported	Adjustments	As adjusted
		(Unaudited)	(Unaudited)
	(In millions)
ASSETS
Reinsurance recoverable, net of allowance for credit losses	$5,588	$(170)	$5,418
Goodwill	4,642	(7)	4,635
Prepaid expenses and other assets	2,231	(163)	2,068
Market risk benefits asset	—	117	117
Other intangible assets, net	4,034	(223)	3,811
Total	$16,495	$(446)	$16,049
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$41,233	$(390)	$40,843
Future policy benefits	5,923	(902)	5,021
Accounts payable and accrued liabilities	2,352	(26)	2,326
Market risk benefits liability	—	282	282
Total	$49,508	$(1,036)	$48,472
Equity:
Additional paid-in capital	$5,876	$(6)	$5,870
Retained earnings	4,714	511	5,225
Accumulated other comprehensive (loss) earnings	(2,862)	(8)	(2,870)
Non-controlling interests	360	93	453
Total	$8,088	$590	$8,678

Condensed Consolidated Statement of Earnings

	Three months ended June 30, 2022			Six months ended June 30, 2022
	As Previously Reported	Adjustments	As adjusted	As Previously Reported	Adjustments	As adjusted
	(Unaudited)			(Unaudited)
Revenues:	(In millions)			(In millions)
Escrow, title-related and other fees	$782	$4	$786	$2,072	$6	$2,078
Expenses:
Benefits and other changes in policy reserves	$(418)	$41	$(377)	$(210)	$36	$(174)
Market risk benefit gains	—	(189)	(189)	—	(119)	(119)
Depreciation and amortization	161	(41)	120	343	(108)	235
Income tax expense	164	38	202	319	39	358
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$382	$155	$537	$779	$158	$937
Earnings per share
Basic
Net earnings per share attributable to common shareholders, basic	$1.37	$0.56	$1.93	$2.79	$0.57	$3.36
Diluted
Net earnings per share attributable to common shareholders, diluted	$1.37	$0.55	$1.92	$2.77	$0.56	$3.33

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2023	2022
	(In millions)
Beginning balance	$1,810	$1,883
Change in insurance recoverable	—	(108)
Claim loss provision related to:
Current year	100	177
Total title claim loss provision	100	177
Claims paid, net of recoupments related to:
Current year	(4)	(7)
Prior years	(125)	(102)
Total title claims paid, net of recoupments	(129)	(109)
Ending balance of claim loss reserve for title insurance	$1,781	$1,843
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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

In connection with the alcoholic beverage license scheme, a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, was filed in the United States District Court for the Southern District of California asserting claims for securities fraud against Ms. Champion-Cain and certain of her affiliated entities. A receiver was appointed by the court to preserve the assets of the defendant affiliated entities (the “receivership entities”), pay their debts, operate the businesses and pursue any claims they may have against third-parties. Pursuant to the authority granted to her by the federal court, on January 7, 2022, a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co., was filed in San Diego County Superior Court by the receiver on behalf of the receivership entities against the Named Companies. The receiver sought compensatory, incidental, consequential, and punitive damages, and the recovery of attorneys’ fees. In turn, the Named Companies petitioned the federal court to sue ANI, via the receiver, to pursue indemnity and other claims against the receivership entities as joint tortfeasors, which was granted.

On April 26, 2022, the Named Companies reached a global settlement with the receiver and several other investor claimants. As a condition of the settlement, the Named Companies and the receiver jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement and barring further claims against the Named Companies (“Settlement and Bar Order”). The receiver’s lawsuit against the Named Companies has been dismissed. The receiver is in receipt of the settlement payment from Chicago Title Company and will distribute the amount designated for each non-joining investor at the conclusion of any such investor’s appeal of the Settlement and Bar Order (or back to Chicago Title Company if an appeal is successful). Some of the investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). Appellate briefing is expected to take place over the next several months. After filing its appeal, one of the appellants, CalPrivate Bank (Case 23-55083), entered into a settlement with the receiver that was approved by the federal court. This settlement resolves CalPrivate Bank’s objections to the Settlement and Bar Order, and its appeal has been dismissed.

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
Net asset value ("NAV") - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate's financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,136	$—	$—	$—	$3,136
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	6,330	6,510	—	12,840
Commercial mortgage-backed securities	—	3,972	17	—	3,989
Corporates	26	14,475	1,628	—	16,129
Hybrids	95	609	—	—	704
Municipals	—	1,554	49	—	1,603
Residential mortgage-backed securities	—	1,988	28	—	2,016
U.S. Government	468	16	—	—	484
Foreign Governments	—	248	16	—	264
Short term investments	801	45	126	—	972
Preferred securities	266	531	7	—	804
Equity securities	645	—	14	41	700
Derivative investments	—	649	—	—	649
Investment in unconsolidated affiliates	—	—	197	—	197
Reinsurance related embedded derivative, included in other assets	—	277	—	—	277
Market risk benefits asset	—	—	118	—	118
Other long-term investments	—	—	49	—	49
Total financial assets at fair value	$5,437	$30,694	$8,759	$41	$44,931
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,821	—	3,821
Market risk benefits liability	$—	$—	$313	$—	$313
Total financial liabilities at fair value	$—	$—	$4,134	$—	$4,134

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,286	$—	$—	$—	$2,286
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467
Commercial mortgage-backed securities	—	3,026	37	—	3,063
Corporates	40	12,857	1,440	—	14,337
Hybrids	93	638	—	—	731
Municipals	—	1,431	29	—	1,460
Residential mortgage-backed securities	—	1,225	302	—	1,527
U.S. Government	260	11	—	—	271
Foreign Governments	—	223	16	—	239
Short term investments	2,590	—	—	—	2,590
Preferred securities	320	582	1	—	903
Equity securities	621	—	10	47	678
Derivative investments	—	244	—	—	244
Investment in unconsolidated affiliates	—	—	23	—	23
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279
Market risk benefits asset	—	—	117	—	117
Other long-term investments	—	—	48	—	48
Total financial assets at fair value	$6,210	$25,720	$8,286	$47	$40,263
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115
Market risk benefits liability	—	—	282	—	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2023 or December 31, 2022.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Investments in Unconsolidated affiliates
We have elected the fair value option for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the fair value option are included in Level 3 and the fair value of these investments are determined using a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies. The EBITDA used in this calculation is based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2023 and December 31, 2022 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2023
	(In millions)			June 30, 2023
Assets
Asset-backed securities	$6,233	Broker-Quoted	Offered Quotes	54.7% - 171.90% (94.28%)
Asset-backed securities	277	Third-Party Valuation	Offered Quotes	39.65% - 101.77% (62.08%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	79.35% - 88.61% (84.76%)
Corporates	789	Broker-Quoted	Offered Quotes	46.39% - 104.74% (95.87%)
Corporates	10	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (74.80%)
Corporates	829	Third-Party Valuation	Offered Quotes	0.00% - 103.12% (89.85%)
Municipals	31	Third-Party Valuation	Offered Quotes	102.11% - 102.11% (102.11%)
Municipals	18	Broker-Quoted	Offered Quotes	101.20% - 101.20% (101.20%)
Residential mortgage-backed securities	25	Broker-Quoted	Offered Quotes	0.00% - 90.45% (90.00%)
Residential mortgage-backed securities	3	Third-Party Valuation	Offered Quotes	93.11%
Foreign Governments	16	Third-Party Valuation	Offered Quotes	99.04% - 99.68% (99.24%)
Investment in unconsolidated affiliates	197	Market Comparable Company Analysis	EBITDA Multiple	5x-14x (12.1x)
Short term investments	126	Broker-Quoted	Offered Quotes	100.00% - 100.02% (100.01%)
Preferred securities	6	Broker-Quoted	Offered Quotes	$21.25 - $21.25 ($21.25)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Broker Quoted	Offered quotes	$66.00 - $66.00 ($66.00)
Equity securities	7	Discounted Cash Flow	Discount rate	12.60% - 12.60% (12.60%)
		Market Comparable Company Analysis	EBITDA multiple	5.3x - 5.3x (5.3x)
Other long-term investments:
Available-for-sale embedded derivative	26	Black Scholes Model	Market Value of Fund	100.00%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	13	Broker-Quoted	Offered Quotes	96.99%
Market risk benefits asset	118	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)

			Surrender Rates	0.25% - 10.00% (5.03%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			GMWB Utilization	50.00% - 60.00% (50.85%)
Total financial assets at fair value	$8,759
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,821	Discounted Cash Flow	Market Value of Option	0.00% - 30.03% (2.36%)
			Swap rates	3.81% - 5.47% (4.64%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.61%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			Option cost	0.07% - 5.67% (2.22%)
Market risk benefits liability	313	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.03%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			GMWB Utilization	50.00% - 60.00% (50.89%)
Total financial liabilities at fair value	$4,134

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(In millions)			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% - 88.48% (82.74%)
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% (94.16%)
Corporates	826	Third-Party Evaluation	Offered quotes	0.00% - 104.96% (89.69%)
Corporates	12	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.02%)
Municipals	29	Third-Party Evaluation	Offered quotes	93.95% - 93.95% (93.95%)
Foreign governments	16	Third-Party Evaluation	Offered quotes	99.78% - 102.29% (100.56%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.50x
Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	0.00% - 91.04% (86.38%)
Preferred Securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	6	Broker-quoted	Offered Quotes	$64.25 - $64.25 ($64.25)
Equity securities	4	Discounted Cash Flow	Discount Rate	11.10% - 11.10% (11.10%)

		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	15	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	117	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,286
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (87.00%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2023 and 2022. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,300	$(3)	$15	$379	$(15)	$(151)	$(15)	$6,510	$14
Commercial mortgage-backed securities	29	—	—	—	—	—	(12)	17	—
Corporates	1,544	—	(33)	127	—	(14)	4	1,628	(33)
Municipals	32	—	17	—	—	—	—	49	17
Residential mortgage-backed securities	12	—	—	24	—	—	(8)	28	—
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	107	—	—	90	—	—	—	197	—
Short term investments	23	—	—	103	—	—	—	126	—
Preferred securities	1	—	—	—	—	—	6	7	—
Equity securities	11	(1)	—	—	—	—	4	14	—
Other long-term investments:
Available-for-sale embedded derivative	25	—	1	—	—	—	—	26	1
Credit linked note	13	—	—	—	—	—	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,123	$(4)	$—	$723	$(15)	$(165)	$(21)	$8,641	$(1)
Market risk benefits asset	106							118
Total Level 3 assets at fair value	$8,229							$8,759
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,569	197	—	93	—	(38)	—	3,821	—
Subtotal Level 3 liabilities at fair value	$3,569	$197	$—	$93	$—	$(38)	$—	$3,821	$—
Market risk benefits liability	324							313
Total Level 3 liabilities at fair value	$3,893							$4,134
(a) The net transfers out of Level 3 during the three months ended June 30, 2023 were exclusively to Level 2.

	Three months ended June 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,161	$1	$(142)	$827	$(39)	$(126)	$(5)	$4,677	$(153)
Commercial mortgage-backed securities	40	—	(3)	—	—	—	—	37	(2)
Corporates	1,141	—	(64)	307	—	(6)	(4)	1,374	(61)
Municipals	37	—	(4)	—	—	—	—	33	(4)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	17	—	(1)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Short term investments	19	—	—	—	—	—	(19)	—	—
Preferred securities	1	—	—	—	—	—	—	1	—
Equity securities	10	—	—	1	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	30	(6)	—	—	—	—	—	24	—
Credit linked note	19	—	—	—	—	(2)	—	17	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Subtotal Level 3 assets at fair value	$5,496	$(5)	$(214)	$1,144	$(40)	$(134)	$(18)	$6,229	$(221)
Market risk benefits asset	29							86
Total Level 3 assets at fair value	$5,525							$6,315
Liabilities
FIA embedded derivatives, included in contractholder funds	3,395	(575)	—	146	—	(25)	—	2,941	—
Subtotal Level 3 liabilities at fair value	$3,395	$(575)	$—	$146	$—	$(25)	$—	$2,941	$—
Market risk benefits liability	486							292
Total Level 3 liabilities at fair value	$3,881							$3,233
(a) The net transfers out of Level 3 during the three months ended June 30, 2022 were exclusively to Level 2.

	Six months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(11)	$33	$795	$(98)	$(386)	$(86)	$6,510	$32
Commercial mortgage-backed securities	37	—	1	12	—	—	(33)	17	1
Corporates	1,440	(1)	(56)	261	(1)	(19)	4	1,628	(56)
Municipals	29	—	20	—	—	—	—	49	20
Residential mortgage-backed securities	302	1	8	32	—	(8)	(307)	28	8
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	174	—	—	—	197	—
Short-Term	—	—	—	126	—	—	—	126	—
Preferred securities	1	—	—	—	—	—	6	7	—
Equity securities	10	—	—	1	(1)	—	4	14	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	3	—	—	—	—	26	3
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,169	$(11)	$9	$1,401	$(100)	$(415)	$(412)	$8,641	$8
Market risk benefits asset	117							118
Total Level 3 assets at fair value	$8,286							$8,759
Liabilities
FIA embedded derivatives, included in contractholder funds	3,115	582	—	189	—	(65)	—	3,821	—
Subtotal Level 3 liabilities at fair value	$3,115	$582	$—	$189	$—	$(65)	$—	$3,821	$—
Market risk benefits liability	$282							$313
Total Level 3 liabilities at fair value	$3,397							$4,134
(a) The net transfers out of Level 3 during the six months ended June 30, 2023 were exclusively to Level 2.

	Six months ended June 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$1	$(272)	$1,227	$(39)	$(278)	$79	$4,677	$(291)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	—	(137)	386	—	(32)	22	1,374	(134)
Municipals	43	—	(10)	—	—	—	—	33	(9)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21
Short-Term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	1	—	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(10)	—	—	—	—	—	24	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Credit linked note	23	—	(3)	—	—	(3)	—	17	—
Subtotal Level 3 assets at fair value	$5,600	$(9)	$(431)	$1,643	$(39)	$(313)	$(222)	$6,229	$(441)
Market risk benefits asset	41							86
Total Level 3 assets at fair value	$5,641							$6,315
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(1,159)	—	272	—	(55)	—	2,941	—
Subtotal Level 3 liabilities at fair value	$3,883	$(1,159)	$—	$272	$—	$(55)	$—	$2,941	$—
Market risk benefits liability	$469							$292
Total Level 3 liabilities at fair value	$4,352							$3,233
(a) The net transfers out of Level 3 during the six months ended June 30, 2022 were exclusively to Level 2.

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

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our title segment, Investments in unconsolidated affiliates were $237 million and $187 million as of June 30, 2023 and December 31, 2022, respectively.
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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed IULs, funding agreements, pension risk transfer solutions ("PRTs") and immediate annuity contracts without life contingencies. The FIA/ IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e., cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements, PRTs and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$106	$—	$—	$106	$106
Commercial mortgage loans	—	—	2,144	—	2,144	2,457
Residential mortgage loans	—	—	2,377	—	2,377	2,619
Investments in unconsolidated affiliates	—	—	8	2,598	2,606	2,606
Policy loans	—	—	59	—	59	59
Other invested assets	59	—	1	—	60	60
Company-owned life insurance	35	—	352	—	387	387
Trade and notes receivables, net of allowance	—	—	465	—	465	465
Total	$94	$106	$5,406	$2,598	$8,204	$8,759

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$37,228	$—	$37,228	$41,249
Debt	—	3,252	—	—	3,252	3,696
Total	$—	$3,252	$37,228	$—	$40,480	$44,945

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	93	—	16	—	109	109
Company-owned life insurance	—	—	363	—	363	363
Trade and notes receivables, net of allowance	—	—	467	—	467	467
Total	$93	$99	$4,878	$2,427	$7,497	$8,076

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$34,464	$—	$34,464	$38,412
Debt	—	2,776	—	—	2,776	3,238
Total	$—	$2,776	$34,464	$—	$37,240	$41,650
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

Note D — Investments
Our fixed maturity securities investments have been designated as AFS, and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$13,492	$(7)	$65	$(710)	$12,840
Commercial mortgage-backed securities	4,348	(18)	4	(345)	3,989
Corporates	18,919	(2)	46	(2,834)	16,129
Hybrids	773	—	4	(73)	704
Municipals	1,843	—	11	(251)	1,603
Residential mortgage-backed securities	2,127	(8)	11	(114)	2,016
U.S. Government	499	—	1	(16)	484
Foreign Governments	311	—	1	(48)	264
Total available-for-sale securities	$42,312	$(35)	$143	$(4,391)	$38,029

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467
Commercial mortgage-backed/asset-backed securities	3,337	(1)	11	(284)	3,063
Corporates	17,396	(22)	32	(3,069)	14,337
Hybrids	806	—	9	(84)	731
Municipals	1,749	—	4	(293)	1,460
Residential mortgage-backed securities	1,638	(8)	6	(109)	1,527
U.S. Government	287	—	—	(16)	271
Foreign Governments	286	—	—	(47)	239
Total available-for-sale securities	$37,708	$(39)	$98	$(4,672)	$33,095

Securities held on deposit with various state regulatory authorities had a fair value of $19,993 million and $17,870 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of June 30, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $422 million and $365 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,543 million and $3,387 million as of June 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations.

	June 30, 2023		December 31, 2022
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$594	$581	$536	$527
Due after one year through five years	4,202	4,001	3,288	3,089
Due after five years through ten years	2,394	2,172	2,171	1,939
Due after ten years	15,129	12,403	14,503	11,457
Subtotal	22,319	19,157	20,498	17,012
Other securities, which provide for periodic payments:
Asset-backed securities	13,492	12,840	12,209	11,467
Commercial mortgage-backed securities	4,348	3,989	3,337	3,063
Structured hybrids	26	27	26	26
Residential mortgage-backed securities	2,127	2,016	1,638	1,527
Subtotal	19,993	18,872	17,210	16,083
Total fixed maturity available-for-sale securities	$42,312	$38,029	$37,708	$33,095

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of June 30, 2023 and December 31, 2022, our allowance for expected credit losses for AFS securities was $35 million and $39 million, respectively.
Purchased credit deteriorated ("PCD") financial assets are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended June 30, 2023 or 2022.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$4,219	$(182)	$6,220	$(517)	$10,439	$(699)
Commercial mortgage-backed securities	1,593	(103)	1,665	(243)	3,258	(346)
Corporates	5,267	(317)	9,522	(2,517)	14,789	(2,834)
Hybrids	194	(15)	457	(58)	651	(73)
Municipals	557	(69)	831	(183)	1,388	(252)
Residential mortgage-backed securities	1,035	(17)	620	(93)	1,655	(110)
U.S. Government	150	(3)	189	(12)	339	(15)
Foreign Government	66	(6)	186	(41)	252	(47)
Total available-for-sale securities	$13,081	$(712)	$19,690	$(3,664)	$32,771	$(4,376)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,196
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,725
Total number of available-for-sale securities in an unrealized loss position						4,921

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,079	(169)	475	(116)	2,554	(285)
Corporates	9,913	(1,735)	3,523	(1,330)	13,436	(3,065)
Hybrids	628	(83)	3	(1)	631	(84)
Municipals	998	(180)	352	(113)	1,350	(293)
Residential mortgage-backed securities	992	(51)	184	(22)	1,176	(73)
U.S. Government	130	(7)	140	(8)	270	(15)
Foreign Government	119	(32)	59	(14)	178	(46)
Total available-for-sale securities	$21,860	$(2,667)	$8,463	$(1,964)	$30,323	$(4,631)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,114
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,296
Total number of available-for-sale securities in an unrealized loss position						4,410

We determined the decrease in unrealized losses as of June 30, 2023, compared to December 31, 2022, was caused by long treasury rates being lower as well as spread compression. For securities in an unrealized loss position as of June 30, 2023, our allowance for expected credit loss was $35 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 6% of our total investments as of June 30, 2023 and December 31, 2022. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$18	1%	$18	1%
Industrial	538	22%	520	22%
Mixed Use	12	1%	12	1%
Multifamily	1,012	41%	1,013	42%
Office	328	13%	330	14%
Retail	103	4%	105	4%
Student Housing	83	3%	83	3%
Other	376	15%	335	13%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(13)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,457		$2,406

U.S. Region:
East North Central	$150	6%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	325	13%	326	13%
Mountain	353	14%	355	15%
New England	166	7%	158	7%
Pacific	726	29%	708	28%
South Atlantic	553	22%	521	22%
West North Central	4	1%	4	1%
West South Central	117	5%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(13)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,457		$2,406

CMLs segregated by risk rating exposure as of June 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$55	$338	$1,299	$487	$—	$265	$2,444
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages (a)	$55	$338	$1,299	$487	$—	$274	$2,453

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416
(a) Excludes loans under development with an amortized cost and estimated fair value of $17 million for June 30, 2023.
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at June 30, 2023 and December 31, 2022:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2023	(In millions)
LTV Ratios:
Less than 50.00%	$510	$4	$11	$525	21%	$491	23%
50.00% to 59.99%	740	—	—	740	30%	649	30%
60.00% to 74.99%	1,160	10	—	1,170	48%	973	46%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,410	$14	$29	$2,453	100%	$2,127	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for June 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$6	$67	$119	$207	$—	$126	$525
50.00% to 59.99%	27	149	267	158	—	139	740
60.00% to 74.99%	22	113	913	122	—	—	1,170
75.00% to 84.99%	—	9	—	—	—	9	18
Total commercial mortgages (a)	$55	$338	$1,299	$487	$—	$274	$2,453
Commercial mortgages
DSCR
Greater than 1.25x	$48	$326	$1,299	$487	$—	$250	$2,410
1.00x - 1.25x	7	3	—	—	—	4	14
Less than 1.00x	—	9	—	—	—	20	29
Total commercial mortgages (a)	$55	$338	$1,299	$487	$—	$274	$2,453

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2017	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for June 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2023 and December 31, 2022, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments as of June 30, 2023 and December 31, 2022, respectively. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	June 30, 2023
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$152	5%
New York	131	5%
California	123	5%
All other states (a)	2,264	85%
Total residential mortgage loans	$2,670	100%
(a)     The individual concentration of each state is equal to or less than 5% as of June 30, 2023.

	December 31, 2022
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans	$2,180	100%
(a)     The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2023 and December 31, 2022, was as follows :

	June 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$2,598	97%	$2,118	97%
Non-performing	72	3%	62	3%
Total residential mortgage loans, gross of valuation allowance	$2,670	100%	$2,180	100%
Allowance for expected loan loss	(51)	—%	(32)	—%
Total residential mortgage loans, net of valuation allowance	$2,619	100%	$2,148	100%

RMLs segregated by risk rating exposure as of June 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$137	$963	$862	$200	$192	$199	$2,553
30-89 days past due	—	6	24	5	4	6	45
90 days or more past due	—	7	20	15	29	1	72
Total residential mortgages	$137	$976	$906	$220	$225	$206	$2,670

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$72	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$81	$71

Immaterial interest income was recognized on non-accrual financing receivables for the six months ended June 30, 2023 and June 30, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2023 and December 31, 2022, we had $72 million and $62 million, respectively, of mortgage loans that were over 90 days past due, of which $35 million and $38 million were in the process of foreclosure as of June 30, 2023 and December 31, 2022 respectively.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(48)	$(12)	$(60)	$(32)	$(10)	$(42)
Provision for loan losses	(3)	(1)	(4)	(19)	(3)	(22)
Ending Balance	$(51)	$(13)	$(64)	$(51)	$(13)	$(64)

	Three months ended June 30, 2022			Six months ended June 30, 2022
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(26)	$(6)	$(32)	$(25)	$(6)	$(31)
Provision for loan losses	(3)	—	(3)	(4)	—	(4)
Ending Balance	$(29)	$(6)	$(35)	$(29)	$(6)	$(35)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of June 30, 2023 and June 30, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$464	$350	$912	$682
Equity securities	7	7	15	15
Preferred securities	15	20	28	35
Mortgage loans	57	49	108	88
Invested cash and short-term investments	34	13	67	18
Limited partnerships	45	58	103	171
Tax deferred property exchange income	40	10	83	14
Other investments	18	4	38	13
Gross investment income	680	511	1,354	1,036
Investment expense	(62)	(48)	(125)	(95)
Interest and investment income	$618	$463	$1,229	$941
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $76 million and $20 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $134 million and $38 million for the six months ended June 30, 2023 and June 30, 2022.

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)		(In millions)
Net realized losses on fixed maturity available-for-sale securities	$(54)	$(61)	$(104)	$(98)
Net realized/unrealized gains (losses) on equity securities (1)	(37)	(221)	(5)	(370)
Net realized/unrealized losses on preferred securities (2)	2	(118)	(8)	(208)
Realized losses on other invested assets	(24)	(9)	(29)	(10)
Change in allowance for expected credit losses	(20)	(9)	(23)	(12)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(65)	(35)	(154)	15
Unrealized gains (losses) on certain derivative instruments	164	(359)	311	(717)
Change in fair value of reinsurance related embedded derivatives (3)	17	141	(2)	263
Change in fair value of other derivatives and embedded derivatives	1	(5)	3	(8)
Realized gains (losses) on derivatives and embedded derivatives	117	(258)	158	(447)
Recognized gains and losses, net	$(16)	$(676)	$(11)	$(1,145)
(1) Includes net valuation losses of $37 million and $222 million for the three months ended June 30, 2023 and 2022, respectively, and net valuation gains (losses) of $9 million and $(388) million for the six months ended June 30, 2023 and 2022, respectively.
(2) Includes net valuation gains (losses) of $16 million and $(118) million for the three months ended June 30, 2023 and 2022, respectively, and net valuation gains (losses) of $50 million and $(207) million for the six months ended June 30, 2023 and 2022, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Somerset and Aspida Re.
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $21 million and $151 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $(1) million and $279 million for the six months ended June 30, 2023 and June 30, 2022, respectively .
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Proceeds	$609	$802	$1,098	$1,835
Gross gains	—	1	8	5
Gross losses	(33)	(61)	(90)	(69)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,803	$4,491	$2,427	$4,030
Fixed maturity securities	18,471	20,853	15,680	17,404
Total unconsolidated VIE investments	$21,274	$25,344	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

June 30, 2023
(In millions)
Blackstone Wave Asset Holdco (1)	$738

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA/IUL contracts, and reinsurance is as follows:

	June 30, 2023	December 31, 2022
Assets:	(In millions)
Derivative investments:
Call options	$649	$244
Other long-term investments:
Other embedded derivatives	26	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	277	279
	$952	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,821	$3,115
	$3,821	$3,115
The change in fair value of derivative instruments in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recognized gains and losses, net	(In millions)		(In millions)
Net investment gains (losses):
Call options	$98	$(395)	$153	$(709)
Futures contracts	—	(8)	5	(5)
Foreign currency forwards	—	9	(1)	12
Other derivatives and embedded derivatives	2	(5)	3	(8)
Reinsurance related embedded derivatives	17	141	(2)	263
Total net investment gains (losses)	$117	$(258)	$158	$(447)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$252	$(454)	$706	$(942)
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following tables.

		June 30, 2023
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,033	$69	$26	$43
Morgan Stanley	*/Aa3/A+	2,375	50	60	—
Barclay's Bank	A+/A1/A+	6,137	121	113	8
Canadian Imperial Bank of Commerce	AA/Aa2/A+	6,542	204	180	24
Wells Fargo	A+/A1/BBB+	1,480	54	53	1
Goldman Sachs	A/A2/BBB+	1,212	23	22	1
Credit Suisse	A+/A3/A	266	9	9	—
Truist	A+/A2/A	2,055	89	85	4
Citibank	A+/Aa3/A+	1,272	29	31	—
Total		$25,372	$648	$579	$81

		December 31, 2022
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of June 30, 2023 and December 31, 2022, counterparties posted $579 million and $219 million, respectively, of collateral of which $459 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $81 million at June 30, 2023 and $33 million at December 31, 2022.
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
We held 409 and 409 futures contracts at June 30, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at June 30, 2023 and December 31, 2022, respectively.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $8 million and $12 million as of June 30, 2023 and December 31, 2022, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest and legal costs. On October 5, 2022, the Grand Court of the Cayman Islands decided in favor of F&G. The dissenting shareholders failed to appeal the fair value order, and its appeal period expired on October 19, 2022. On April 19, 2023 the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G's Cayman Islands legal expenses and discovery costs relating to the lawsuit, by way of interim payment of $4 million with the balance to be determined after assessment. We are attempting to collect reimbursement of our expenses in this lawsuit.

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
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of June 30, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of June 30, 2023 is included below:

June 30, 2023
Asset Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,688
Whole loans	1,044
Fixed maturity securities, ABS	247
Direct Lending	910
Other fixed maturity securities, AFS	21
Commercial mortgage loans	16
Other assets	125
Other invested assets	6
Committed amounts included in liabilities	2
Total	$4,059

Note G — Dividends
On August 8, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on September 29, 2023, to FNF common shareholders of record as of September 15, 2023.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,254	$—	$—	$1,254
Other revenues	581	576	55	1,212
Revenues from external customers	1,835	576	55	2,466
Interest and investment income, including recognized gains and losses, net	29	592	(19)	602
Total revenues	1,864	1,168	36	3,068
Depreciation and amortization	39	104	8	151
Interest expense	—	25	18	43
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	233	163	(64)	332
Income tax expense (benefit)	65	33	(8)	90
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	168	130	(56)	242
Equity in earnings of unconsolidated affiliates	1	—	—	1
Net earnings (loss) from continuing operations	$169	$130	$(56)	$243
Assets	$8,145	$62,564	$2,312	$73,021
Goodwill	2,770	1,749	292	4,811

As of and for the three months ended June 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,062	$—	$—	$2,062
Other revenues	706	71	9	786
Revenues from external customers	2,768	71	9	2,848
Interest and investment income, including recognized gains and losses, net	(214)	(1)	2	(213)
Total revenues	2,554	70	11	2,635
Depreciation and amortization	34	80	6	120
Interest expense	—	9	22	31
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	267	482	(18)	731
Income tax expense (benefit)	111	97	(6)	202
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	156	385	(12)	529
Equity in earnings of unconsolidated affiliates	14	—	—	14
Net earnings (loss) from continuing operations	$170	$385	$(12)	$543
Assets	$9,309	$49,389	$2,314	$61,012
Goodwill	2,516	1,749	266	4,531

As of and for the six months ended June 30, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$2,232	$—	$—	$2,232
Other revenues	1,052	941	99	2,092
Revenues from external customers	3,284	941	99	4,324
Interest and investment income, including recognized gains and losses, net	132	1,096	(10)	1,218
Total revenues	3,416	2,037	89	5,542
Depreciation and amortization	76	194	15	285
Interest expense	—	47	38	85
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	390	(40)	(92)	258
Income tax expense (benefit)	92	25	(13)	104
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	298	(65)	(79)	154
Equity in earnings of unconsolidated affiliates	1	—	—	1
Net earnings (loss) from continuing operations	$299	$(65)	$(79)	$155
Assets	$8,145	$62,564	$2,312	$73,021
Goodwill	2,770	1,749	292	4,811

As of and for the six months ended June 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$3,928	$—	$—	$3,928
Other revenues	1,371	667	40	2,078
Revenues from external customers	5,299	667	40	6,006
Interest and investment income, including recognized gains and losses, net	(362)	153	5	(204)
Total revenues	4,937	820	45	5,802
Depreciation and amortization	67	156	12	235
Interest expense	—	17	44	61
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	516	827	(56)	1,287
Income tax expense (benefit)	168	203	(13)	358
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	348	624	(43)	929
Equity in earnings of unconsolidated affiliates	16	—	—	16
Net earnings (loss) from continuing operations	$364	$624	$(43)	$945
Assets	$9,309	$49,389	$2,314	$61,012
Goodwill	2,516	1,749	266	4,531
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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Six months ended June 30,
	2023	2022
Cash paid for:	(In millions)
Interest	$61	$63
Income taxes	54	202
Deferred sales inducements	68	38
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	(132)	151
Change in purchases of investments available for sale payable in period	238	212
Change in contractholder deposits for FABN issuance	—	300
Lease liabilities recognized in exchange for lease right-of-use assets	21	42
Remeasurement of lease liabilities	41	41
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	299	—
Less: Total Purchase price	293	—
Liabilities and noncontrolling interests assumed	$6	$—
Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2023	2022	2023	2022
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$541	$859	$969	$1,626
Agency title insurance premiums	Agency title insurance premiums	Title	713	1,203	1,263	2,302
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	576	71	941	667
Home warranty	Escrow, title-related and other fees	Title	37	43	67	77
Total revenue from insurance contracts			1,867	2,176	3,240	4,672
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	219	294	379	559
Other title-related fees and income	Escrow, title-related and other fees	Title	169	210	315	406
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	87	92	162	186
Real estate technology	Escrow, title-related and other fees	Corporate and other	39	41	76	79
Total revenue from contracts with customers			514	637	932	1,230
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	69	67	129	143
Other	Escrow, title-related and other fees	Corporate and other	16	(32)	23	(39)
Interest and investment income	Interest and investment income	Various	618	463	1,229	941
Recognized gains and losses, net	Recognized gains and losses, net	Various	(16)	(676)	(11)	(1,145)
Total revenues	Total revenues		$3,068	$2,635	$5,542	$5,802

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2023	December 31, 2022
	(In millions)
Trade receivables	$344	$349
Deferred revenue (contract liabilities)	313	271

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months and six months ended June 30, 2023, we recognized $38 million and $59 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(In millions)
Customer relationships and contracts	$209	$202
VOBA	1,529	$1,615
DAC	1,856	1,411
DSI	258	200
Value of distribution asset	93	100
Computer software	280	196
Definite lived trademarks, tradenames, and other	32	27
Indefinite lived tradenames and other	60	60
Total Other intangible assets, net	$4,317	$3,811
The following tables roll forward VOBA by product for the six months ended June 30, 2023 and June 30, 2022.

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(71)	(3)	(6)	(4)	(2)	(86)
Balance at June 30, 2023	$1,095	$29	$195	$139	$71	$1,529

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(76)	(3)	(6)	(5)	(1)	(91)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at June 30, 2022	$1,238	$36	$206	$148	$76	$1,704

VOBA amortization expense of $86 million and $91 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table presents a reconciliation of VOBA to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
FIA	$1,095	$1,166
Fixed Rate Annuities	29	32
Immediate Annuities	195	201
Universal Life	139	143
Traditional Life	71	73
Total	$1,529	$1,615

The following tables roll forward DAC by product for the six months ended June 30, 2023 and June 30, 2022.

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	249	91	109	449
Amortization	(47)	(20)	(16)	(83)
Reinsurance related adjustments	—	79	—	79
Balance at June 30, 2023	$1,173	$233	$441	$1,847

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	216	25	91	332
Amortization	(29)	(4)	(9)	(42)
Balance at June 30, 2022	$751	$59	$255	$1,065
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $83 million and $42 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table presents a reconciliation of DAC to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
FIA	$1,173	$971
Fixed Rate Annuities	233	83
Universal Life	441	348
Funding Agreements	9	9
Total	$1,856	$1,411
The following tables roll forward DSI for the six months ended June 30, 2023 and June 30, 2022:

	FIA	Total
	(In millions)
Balance at January 1, 2023	$200	$200
Capitalization	68	68
Amortization	(10)	(10)
Balance at June 30, 2023	$258	$258

	FIA	Total
	(In millions)
Balance at January 1, 2022	$127	$127
Capitalization	38	38
Amortization	(6)	(6)
Balance at June 30, 2022	$159	$159
DSI amortization expense of $10 million and $6 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table presents a reconciliation of DSI to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
FIA	$258	$200
Total	$258	$200
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
For the in-force liabilities as of June 30, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2023	$80
2024	151
2025	139
2026	128
2027	117
Thereafter	914

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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$510	$862	$39	$204	$811	$1,734	$606	$709
Ceded	(27)	(45)	(35)	(581)	(53)	(105)	(67)	(883)
Net	$483	$817	$4	$(377)	$758	$1,629	$539	$(174)

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three and six months ended June 30, 2023 and June 30, 2022. F&G did not commute any ceded reinsurance treaties during the three and six months ended June 30, 2023 and June 30, 2022.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. The expected credit loss reserves were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Balance at Beginning of Period	$(10)	$(20)	$(10)	$(20)
Changes in the expected credit loss reserve	1	1	1	1
Balance at End of Period	$(9)	$(19)	$(9)	$(19)
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
There have been no other significant changes to reinsurance contracts for the three and six months ended June 30, 2023.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of June 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of June 30, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of June 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On June 30, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $4,857 million, $1,157 million, and $543 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of June 30, 2023.
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
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Effective October 1, 2022, the Company incorporated IUL products under these Iowa-prescribed accounting practices. This resulted in a $202 million and $152 million decrease to statutory capital and surplus at June 30, 2023 and December 31, 2022, respectively.
Based on a permitted practice received from the Iowa Insurance Department, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in a $15 million and $13 million increase to statutory capital and surplus at June 30, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at June 30, 2023 and December 31, 2022, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $107 million and $121 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to a customary working capital adjustment.
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to TitlePoint's assets acquired based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. In connection with the acquisition, we recorded preliminary fair value estimates for goodwill, other intangible assets and other assets of $146 million, $73 million and $5 million, respectively, as of June 30, 2023.

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

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:	(In millions)
Customer relationships	$46	10
Trade name	7	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$55

Note O — Notes Payable
Notes payable consists of the following:

	June 30, 2023	December 31, 2022
	(In millions)
4.50% Notes, net of discount	$445	$445
3.40% Notes, net of discount	644	644
2.45% Notes, net of discount	594	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(2)	(3)
F&G Credit Agreement	511	547
7.40% F&G Notes	495	—
5.50% F&G Notes	565	567
	$3,696	$3,238
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

The F&G Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150 million or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date, as defined in the F&G Credit Agreement, or certain other conditions are met. Revolving loans under the F&G Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. On February 21, 2023, F&G amended F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The amendment to the F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million.

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

On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2023, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
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
Gross principal maturities of notes payable at June 30, 2023 are as follows:

(In millions)
2023 (remaining)	$511
2024	—
2025	550
2026	—
2027	—
Thereafter	2,650
$3,711

Note P — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the six months ended June 30, 2023 and the years ended December 31, 2022 and December 31, 2021:

	June 30, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
	(Dollars in millions)
Balance, beginning of period	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(8)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	68	—	107	1	99	1
Actual policyholder behavior different from expected	11	—	43	—	(22)	—
Changes in assumptions and other	1	—	(76)	—	—	—
Effects of market related movements	(38)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$136	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	58	—	62	—	146	1
Balance, end of period	$194	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.41	72.67	68.59	72.88	68.95	73.10
Net amount at risk	$1,006	$3	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRB amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
FIA	$118	$312	$194	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$118	$313	$195	$117	$282	$165	$41	$469	$428

For the six months ended June 30, 2023, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates increased slightly, leading to a decrease in the MRB associated with FIA and fixed rate annuities.

•Increases in the equity market related projections resulted in a decrease in the net amount at risk associated with FIAs, leading to a decrease in the value of the associated MRBs.

•F&G’s credit spread increased slightly, leading to a corresponding decrease in the MRBs associated with both FIA and fixed rate annuities.

In 2022, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates increased significantly, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.

•Decreases in the equity markets resulted in an increase in the net amount at risk associated with FIAs, leading to an increase in the value of the associated MRBs.

•Volatility indices increased, leading to an increase in the MRBs associated with FIAs.

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

Note Q — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	June 30, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	2,415	2,584	99	—	456
Premiums received	52	1	180	—	—
Policy charges (a)	(87)	—	(124)	—	—
Surrenders and withdrawals	(876)	(520)	(45)	—	—
Benefit payments	(254)	(118)	(16)	(27)	(323)
Interest credited	69	179	20	27	25
Other	23	(1)	—	—	3
Balance, end of year	$26,108	$11,483	$2,226	$2,613	$2,143
Embedded derivative adjustment (c)	98	—	73	—	—
Gross Liability, end of period	$26,206	$11,483	$2,299	$2,613	$2,143
Less: Reinsurance	(17)	(5,431)	(924)	—	—
Net Liability, after Reinsurance	$26,189	$6,052	$1,375	$2,613	$2,143

Weighted-average crediting rate	1.10%	7.07%	3.85%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,401	N/A	N/A
Cash surrender value	24,337	10,707	1,760	N/A	N/A
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

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	21,997	6,367	1,907	1,904	1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value	188	5,992	1,698	N/A	N/A
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

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value	20,455	5,992	1,572	N/A	N/A
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
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022	December 31, 2021
	(In millions)
FIA	$26,206	$24,423	$22,600
Fixed rate annuities	11,483	9,358	6,367
Immediate annuities	317	332	352
Universal life	2,299	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,613	2,613	1,904
FHLB	2,143	1,982	1,543
PRT	4	3	1
Total	$45,070	$40,843	$34,753

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2023
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$23,749	$796	$403	$663	$25,611
1.51%-2.50%	141	—	1	—	142
Greater than 2.50%	353	—	2	—	355
Total	$24,243	$796	$406	$663	$26,108

Fixed Rate Annuities
0.00%-1.50%	$17	$30	$1,838	$8,287	$10,172
1.51%-2.50%	8	13	28	313	362
Greater than 2.50%	934	3	4	8	949
Total	$959	$46	$1,870	$8,608	$11,483

Universal Life
0.00%-1.50%	$1,822	$4	$—	$18	$1,844
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	35	1	—	382
Total	$2,168	$39	$1	$18	$2,226

	December 31, 2022
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note R — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	June 30, 2023	December 31, 2022	December 31, 2021
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance of original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	7	33	25
Balance adjusted for variances from expectation	981	1,078	1,156
Interest accrual	9	20	22
Net premiums collected	(60)	(124)	(133)
Ending Balance at original discount rate	930	974	1,045
Effect of changes in discount rate assumptions	(167)	(177)	(25)
Balance, end of year	$763	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance of original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(9)	13	(14)
Balance adjusted for variances from expectation	$2,656	$2,819	$2,981
Interest accrual	28	59	62
Benefits payments	(99)	(213)	(237)
Ending Balance at original discount rate	$2,585	$2,665	$2,806
Effect of changes in discount rate assumptions	(474)	(514)	(34)
Balance, end of year	$2,111	$2,151	$2,772

Net liability for future policy benefits	$1,348	$1,354	$1,752
Less: Reinsurance recoverable	587	612	749
Net liability for future policy benefits, after reinsurance recoverable	$761	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	June 30, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance of original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(5)
Effect of actual variances from expected experience	(17)	—
Balance adjusted for variances from expectation	1,841	2,470
Issuances	10	755
Interest accrual	33	50
Benefits payments	(65)	(115)
Ending Balance at original discount rate	1,819	3,160
Effect of changes in discount rate assumptions	(408)	(290)
Balance, end of year	$1,411	$2,870

Net liability for future policy benefits	$1,411	$2,870
Less: Reinsurance recoverable	116	—
Net liability for future policy benefits, after reinsurance recoverable	$1,295	$2,870

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

	December 31, 2022
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,954	$1,148
Beginning balance of original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	118	—
Net liability for future policy benefits, after reinsurance recoverable	$1,311	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$2,153	$—
Beginning balance of original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	145	—
Net liability for future policy benefits, after reinsurance recoverable	$1,809	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	June 30, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
			(In millions)
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	10	2	16	—	39	—
Balance adjusted for variances from expectation	83	6	73	5	61	—
Issuances	1	—	1	—	$—	$7
Interest accrual	1	(1)	2	—	2	—
Amortization	(3)	(1)	(7)	(1)	(6)	—
Balance, end of year	$82	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2023	December 31, 2022	December 31, 2021
	(In millions)
Traditional Life	$1,348	$1,354	$1,752
Immediate annuities	1,411	1,429	1,954
PRT	2,870	2,165	1,148
Immediate annuities DPL	82	69	57
PRT DPL	4	4	7
Total	$5,715	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Traditional Life	(In millions)
Expected future benefit payments	$3,027	$3,201	$2,089	$2,686
Expected future gross premiums	1,114	1,245	803	1,091
Immediate annuities
Expected future benefit payments	$3,361	$3,516	$1,411	$1,907
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$4,724	$2,265	$3,161	$1,652
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Traditional Life	$63	$70	$19	$20
Immediate annuities	11	16	33	30
PRT	737	520	50	19
Total	$811	$606	$102	$69
(a) Included in Life insurance premiums and other fees on the Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the Condensed Consolidated Statements of Earnings.
The following table presents the weighted-average interest rate:

	June 30, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.63%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.12%	3.07%	3.04%
Current discount rate	5.10%	5.21%	3.07%
PRT
Interest accretion rate	4.04%	3.20%	1.20%
Current discount rate	5.28%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.2%	2.3%
Expected experience	1.4%	1.6%	2.1%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and; therefore, capped at 100%) (dollars in millions):

	June 30, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,184	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,185	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$1	Term with ROP Non-NY Cohort	$—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the six months ended June 30, 2023 and the year ended December 31, 2022 as follows:

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

Note S — ASU 2018-12 Transition
We adopted ASU 2018-12 on January 1, 2023 with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for FPB, DAC and balances amortized on a basis consistent with DAC (VOBA, DSI, and URL), and MRBs were adjusted to conform to ASU 2018-12 starting as of the F&G acquisition date, June 1, 2020. No hindsight was used for the full retrospective adoption of MRBs. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.
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
(2) The remeasurement of the liability at the current discount rate is reflected as an adjustment to opening AOCI upon the adoption of ASU 2018-12.
(3) PRT was not written as of the transition date, January 1, 2021, and as a result is not presented in the transition adjustment roll forward.

The following table summarizes the balance of and changes in VOBA on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Immediate annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance, December 31, 2020	$1,208	$15	$86	$139	$18	$1,466
Adjustment for reversal of AOCI adjustments (1)	208	24	—	29	(29)	232
Cumulative effect of retrospective adoption (2)	(14)	7	(5)	(9)	(1)	(22)
Transition opening balance adjustment	69	2	145	5	43	264
Balance, January 1, 2021	$1,471	$48	$226	$164	$31	$1,940

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

The following table summarizes the balance of and changes in the asset and liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Total
	(In millions)
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance (1)	$531	$—	$531
Adjustment for reversal of AOCI adjustments (2)	(116)	—	(116)
Cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (3)	159	—	159
Remaining cumulative difference (exclusive of the instrument specific credit risk change) between December 31, 2020 carrying amount and fair value measurement for the MRBs (4)	(96)	1	(95)
Balance, January 1, 2021 - Market risk benefits at fair value	$478	$1	$479
Less: Reinsurance Recoverable	—	—	—
Balance, January 1, 2021, net of reinsurance	$478	$1	$479

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
The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12:

	January 1, 2021
	Retained Earnings	AOCI
	(In millions)
Contractholder funds	$101	$115
MRB	30	(160)
FPB	(14)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$95	$34
Tax impact	20	9
Increase to Equity, net of tax	$75	$25
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 20, 2023, estimates (actual for fiscal year 2022) the size of the U.S. residential mortgage originations market as shown in the following table for 2022 - 2025 in its "Mortgage Finance Forecast" (in trillions):

	2025	2024	2023	2022
Purchase transactions	$1.8	$1.6	$1.4	$1.6
Refinance transactions	$0.7	$0.6	$0.4	$0.6
Total U.S. mortgage originations forecast	$2.5	$2.2	$1.8	$2.2
As of July 20, 2023, the MBA expects residential purchase transactions to decrease in 2023 before increasing in 2024 and 2025. Additionally, the MBA expects residential refinance transactions and overall mortgage originations to decrease in 2023 before increasing in 2024 and 2025.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 5.0% and 5.25% as of June 2023. Average interest rates for a 30-year fixed rate mortgage increased to 6.5% for the three and six months ended June 30, 2023, as compared to 5.3% and 4.6% for the corresponding periods of 2022. On July 26, 2023, the Federal Reserve raised the benchmark interest rate by an additional 25 basis points.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with the war in Ukraine created some volatility in the residential real estate market in

2022, which has continued into 2023. Existing-home sales decreased 19% in June 2023 as compared to the corresponding period in 2022 while median existing-home sales prices decreased from a record-high of $413,800 in June 2022 to $410,200 in March 2023, a 1% decrease compared with the corresponding period in 2022.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.6% in June 2023 and 2022, which was near the record-low of 3.5% set in February 2020.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In the first half of 2022, we experienced strong demand in commercial real estate markets and, therefore, experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results. In the three and six months ended June 30, 2023, order volumes and fee per file decreased when compared with the prior year period.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. The rapid rise in mortgage rates and resulting decline in housing affordability has resulted in deviations in seasonality from historical patterns in 2022, which has continued into 2023.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed index annuity ("FIA") and indexed universal life ("IUL") products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2023 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. For example, the FIA market grew from nearly $12 billion of sales in 2002 to $79 billion of sales in 2022. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $3 billion of annual premiums in 2022.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Critical Accounting Policies and Estimates
As a result of the adoption of ASU 2018-12, we have applied the following additional critical accounting policies and estimates in preparing our Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report. Other than the following additional critical accounting policies and estimates, which are further described in the Notes to our unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 2 of Part I, there have been no material changes to our critical accounting policies described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note A Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.
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

Our aggregate reserves for contractholder funds, FPBs and market risk benefits ("MRBs") on a direct and net basis as of June 30, 2023 and December 31, 2022 are summarized as follows:

	As of June 30, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Fixed indexed annuities (“FIA”)	$26,518	$(17)	$26,501
Fixed rate annuities	11,484	(5,431)	6,053
Single premium immediate annuities (“SPIA”) and other	1,810	(116)	1,694
IUL and other life	3,651	(1,512)	2,139
Funding agreement backed notes ("FABN")	4,756	—	4,756
PRT	2,879	—	2,879
Total	$51,098	$(7,076)	$44,022

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729
FIA and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in our accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our accompanying unaudited Condensed Consolidated Statements of Earnings.
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the six months ended June 30, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note C Fair Value of Financial Instruments and Note E Derivative Financial Instruments to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Note L Reinsurance of our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGAs and other fixed rate annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, FGL Insurance entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of MYGA business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for FGL Insurance to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the accompanying unaudited Condensed Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and losses, net on the accompanying unaudited Condensed Consolidated Statements of Earnings.
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

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Direct title insurance premiums	$541	$859	$969	$1,626
Agency title insurance premiums	713	1,203	1,263	2,302
Escrow, title-related and other fees	1,212	786	2,092	2,078
Interest and investment income	618	463	1,229	941
Recognized gains and losses, net	(16)	(676)	(11)	(1,145)
Total revenues	3,068	2,635	5,542	5,802
Expenses:
Benefits and other changes in policy reserves	817	(377)	1,629	(174)
Personnel costs	755	839	1,432	1,662
Agent commissions	550	930	970	1,774
Other operating expenses	394	457	754	899
Market risk benefit (gains) losses	(30)	(189)	29	(119)
Depreciation and amortization	151	120	285	235
Provision for title claim losses	56	93	100	177
Interest expense	43	31	85	61
Total expenses	2,736	1,904	5,284	4,515
Earnings before income taxes and equity in earnings of unconsolidated affiliates	332	731	258	1,287
Income tax expense	90	202	104	358
Equity in earnings of unconsolidated affiliates	1	14	1	16
Net earnings	$243	$543	$155	$945
 Revenues.
Total revenues increased by $433 million in the three months ended June 30, 2023 and decreased by $260 million in the six months ended June 30, 2023 compared to the corresponding periods in 2022.
Net earnings decreased by $300 million in the three months ended June 30, 2023 and decreased by $790 million in the six months ended June 30, 2023 compared to the corresponding periods in 2022.
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
Income tax expense was $90 million and $202 million in the three months ended June 30, 2023 and 2022, respectively, and $104 million and $358 million in the six months ended June 30, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was 27% and 28% in the three months ended June 30, 2023 and 2022, respectively and 40% and 28% in the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to the recording of valuation allowances in 2022, partially offset by the recording of valuation allowances in 2023. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to recording of valuation allowances in 2023. The valuation allowance is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will more likely than not be able to realize for tax purposes. Additionally, the tax benefit associated with the valuation losses on equity securities in the three and six months ended June 30, 2023 was further reduced by an increase in the valuation allowance in 2023.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:	(In millions)
Direct title insurance premiums	$541	$859	$969	$1,626
Agency title insurance premiums	713	1,203	1,263	2,302
Escrow, title-related and other fees	581	706	1,052	1,371
Interest and investment income	79	35	160	62
Recognized gains and losses, net	(50)	(249)	(28)	(424)
Total revenues	1,864	2,554	3,416	4,937
Expenses:
Personnel costs	656	821	1,254	1,597
Agent commissions	550	930	970	1,774
Other operating expenses	330	409	626	806
Depreciation and amortization	39	34	76	67
Provision for title claim losses	56	93	100	177
Total expenses	1,631	2,287	3,026	4,421
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$233	$267	$390	$516
Orders opened by direct title operations (in thousands)	347	443	655	965
Orders closed by direct title operations (in thousands)	233	348	421	728
Fee per file (in dollars)	$3,598	$3,557	$3,530	$3,210
Total revenues for the Title segment decreased by $690 million, or 27%, in the three months ended June 30, 2023 and decreased by $1,521 million, or 31% in the six months ended June 30, 2023 from the corresponding periods in 2022.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2023	Total	2022	Total	2023	Total	2022	Total
	(Dollars in millions)
Title premiums from direct operations	$541	43%	$859	42%	$969	43%	$1,626	41%
Title premiums from agency operations	713	57	1,203	58	1,263	57	2,302	59
Total title premiums	$1,254	100%	$2,062	100%	$2,232	100%	$3,928	100%
Title premiums decreased by $808 million, or 39% in the three months ended June 30, 2023 from the corresponding period in 2022. The decrease was comprised of a decrease in Title premiums from direct operations of $318 million, or 37%, and a decrease in Title premiums from agency operations of $490 million, or 41%.
Title premiums decreased by $1,696 million, or 43%, in the six months ended June 30, 2023 as compared to the corresponding period in 2022. The decrease was comprised of a decrease in Title premiums from direct operations of $657 million, or 40%, and a decrease in Title premiums from agency operations of $1,039 million or 45%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Opened title insurance orders from purchase transactions (1)	79%	75%	79%	68%
Opened title insurance orders from refinance transactions (1)	21	25	21	32
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	81%	71%	80%	62%
Closed title insurance orders from refinance transactions (1)	19	29	20	38
	100%	100%	100%	100%

_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three and six months ended June 30, 2023 from the corresponding period in 2022. The decreases were primarily attributable to decreased closed order volume, partially offset by increases in the average fee per file, which were driven by increases in the proportion of purchase transactions versus refinance transactions.
We experienced a significant decrease in closed title insurance order volume from both purchase and refinance transactions in the three and six months ended June 30, 2023 from the corresponding periods in 2022. Total closed order volume was 233,000 in the three months ended June 30, 2023 compared to 348,000 in the three months ended June 30, 2022 and 421,000 in the six months ended June 30, 2023 compared to 728,000 in the six months ended June 30, 2022. This represented an overall decrease of 33% and 42% in the three and six months ended June 30, 2023, respectively, from the corresponding periods in 2022. The decreases were primarily attributable to higher average mortgage interest rates in the three and six months ended June 30, 2023 when compared to the corresponding periods in 2022.
Total opened title insurance order volume decreased in the three and six months ended June 30, 2023 from the corresponding periods in 2022. The decreases were attributable to decreased opened title orders from both purchase and refinance transactions.
The average fee per file in our direct operations was $3,598 and $3,530 in the three and six months ended June 30, 2023, respectively, compared to $3,557 and $3,210 in the three and six months ended June 30, 2022. The increase in average fee per file in the three and six months ended June 30, 2023 reflects an increased proportion of purchase transactions relative to total closed orders compared to the corresponding periods in 2022. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $490 million, or 41%, in the three months ended June 30, 2023 and decreased $1,039 million, or 45% in the six months ended June 30, 2023 from the corresponding period in 2022. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with recent trends in our direct business.
Escrow, title-related and other fees decreased by $125 million, or 18%, in the three months ended June 30, 2023 and decreased $319 million or 23% in the six months ended June 30, 2023 from the corresponding periods in 2022. Escrow fees decreased by $76 million, or 26%, in the three months ended June 30, 2023 and $181 million, or 32% in the six months ended June 30, 2023 from the corresponding periods in 2022. The decreases in the three and six month periods were primarily attributable to the decrease in residential refinance transactions, which have relatively higher escrow fees per transaction than residential purchase and commercial transactions. Other fees, excluding escrow fees, decreased by $49 million, or 12%, in the three months ended June 30, 2023 and decreased by $138 million, or 17% in the six months ended June 30, 2023 from the corresponding periods in 2022. The decreases in Other fees were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $44 million, or 126%, in the three months ended June 30, 2023 and increased $98 million, or 158% in the six months ended June 30, 2023 from the corresponding periods in 2022. The increases were primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to the corresponding period in 2022.
Net recognized losses were $50 million and $249 million in the three months ended June 30, 2023 and 2022, respectively. Net recognized losses were $28 million and $424 million in the six months ended June 30, 2023 and 2022, respectively. The variations in recognized gains and losses, net in the three and six months ended June 30, 2023 compared to the corresponding periods in 2022 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $165 million, or 20%, in the three months ended June 30, 2023 and decreased $343 million, or 21% in the six months ended June 30, 2023 compared to the corresponding periods in 2022. The decreases are due to lower average head count in the 2023 periods in response to the decline in title orders. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 58% and 52% for the three months ended June 30, 2023 and 2022, respectively, and 62% and 53% for the six months ended June 30, 2023 and 2022, respectively. Average employee count in the Title segment was 21,527 and 26,283 in the three months ended June 30, 2023 and 2022, respectively, and 21,521 and 26,628 in the six months ended June 30, 2023 and 2022, respectively.

Other operating expenses decreased by $79 million, or 19%, in the three months ended June 30, 2023, and decreased by $180 million, or 22% in the six months ended June 30, 2023 from the corresponding periods in 2022. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 29% and 26% in the three months ended June 30, 2023 and 2022, respectively, and 31% and 27% in the six months ended June 30, 2023 and 2022, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2022:

	Three months ended June 30,				Six months ended June 30,
	2023	%	2022	%	2023	%	2022	%
	(Dollars in millions)
Agent premiums	$713	100%	$1,203	100%	$1,263	100%	$2,302	100%
Agent commissions	550	77%	930	77%	970	77%	1,774	77%
Net retained agent premiums	$163	23%	$273	23%	$293	23%	$528	23%
The claim loss provision for title insurance was $56 million and $93 million for the three months ended June 30, 2023 and 2022, respectively, and $100 million and $177 million for the six months ended June 30, 2023, and 2022, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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

F&G Results of Operations
The results of operations of our F&G segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Revenues:
Life insurance premiums and other fees	$576	$71	$941	$667
Interest and investment income	525	425	1,044	876
Recognized gains and (losses), net	67	(426)	52	(723)
Total revenues	1,168	70	2,037	820
Benefits and expenses:
Benefits and other changes in policy reserves	817	(377)	1,629	(174)
Market risk benefit (gains) losses	(30)	(189)	29	(119)
Depreciation and amortization	104	80	109	64
Personnel costs	56	34	69	49
Other operating expenses	33	31	194	156
Interest expense	25	9	47	17
Total benefits and expenses	1,005	(412)	2,077	(7)

Earnings (loss) before income taxes	163	482	(40)	827
Income tax expense (benefit)	33	97	25	203
Net earnings (loss)	$130	$385	$(65)	$624
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, included within Escrow, title-related and other fees on the accompanying unaudited Condensed Consolidated Statements of Earnings, for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Life-contingent pension risk transfer premiums	$474	$(5)	$737	$520
Traditional life insurance premiums	5	2	11	7
Life-contingent immediate annuity premiums	5	7	11	12
Surrender charges	16	13	39	23
Policyholder fees and other income	76	54	143	105
Life insurance premiums and other fees	$576	$71	$941	$667
•Life insurance premiums and other fees for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 reflecting higher PRT premiums.
•Surrender charges increased for the three months and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily reflecting amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.

•Policyholder fees and other income increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Fixed maturity securities, available-for-sale	$448	$336	$880	$655
Equity securities	4	4	9	8
Preferred securities	12	15	22	26
Mortgage loans	57	49	108	88
Invested cash and short-term investments	17	9	33	13
Limited partnerships	44	58	101	171
Other investments	5	1	14	7
Gross investment income	587	472	$1,167	$968
Investment expense	(62)	(47)	(123)	(92)
Interest and investment income	$525	$425	$1,044	$876
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $76 million and $134 million for the three and six months ended June 30, 2023, respectively, and $20 million and $38 million for the three and six months ended June 30, 2022, respectively.
Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and losses, net for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(29)	$(162)	$(77)	$(269)
Change in allowance for expected credit losses	(21)	(6)	(29)	(7)
Net realized and unrealized (losses) gains on certain derivatives instruments	99	(394)	157	(702)
Change in fair value of reinsurance related embedded derivatives	17	141	(2)	263
Change in fair value of other derivatives and embedded derivatives	1	(5)	3	(8)
Recognized gains and (losses), net	$67	$(426)	$52	$(723)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $21 million and $(1) million for the three and six months ended June 30, 2023, respectively, and $151 million and $279 million for the three and six month periods ended June 30, 2022, respectively.
•For the three and six months ended June 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by and mark-to-market gains on our equity securities and realized gains on other invested assets.

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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Call options:
Realized (losses) gains	$(68)	$(41)	$(159)	$4
Change in unrealized (losses) gains	166	(354)	312	(713)
Futures contracts:
(Losses) gains on futures contracts expiration	3	(4)	6	(2)
Change in unrealized gains (losses)	(2)	(4)	(1)	(3)
Foreign currency forward:
(Losses) gains on foreign currency forward	—	9	(1)	12
Total net change in fair value	$99	$(394)	$157	$(702)

Annual Point-to-Point Change in S&P 500 Index during the periods	8%	(16)%	16%	(21)%
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
The average index credits to policyholders are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average Crediting Rate	1%	1%	1%	2%
S&P 500 Index:
Point-to-point strategy	1%	1%	1%	2%
Monthly average strategy	1%	3%	—%	3%
Monthly point-to-point strategy	—%	—%	—%	1%
3 year high water mark	7%	9%	10%	12%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
PRT agreements	$488	$—	$754	$532
FIA/IUL market related liability movements	119	(555)	488	(1,114)
Index credits, interest credited & bonuses	170	148	304	354
Other changes in policy reserves	40	30	83	54
Total benefits and other changes in policy reserves	$817	$(377)	$1,629	$(174)
•PRT agreements increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, reflecting higher PRT transactions during the periods and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three and six months ended June 30, 2023 and 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(59) million and $(253) million during the three months ended June 30, 2023 and 2022, respectively. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $6 million and $(559) million during the six months ended June 30, 2023 and 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
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
•Index credits, interest credited & bonuses for the three months ended June 30, 2023, were higher compared to the three months ended June 30, 2022, and primarily reflected higher amounts for PRT, based the growth in the portfolio, and fixed rate annuities, partially offset by lower index credits on FIA policies as a result of market movement during the respective periods. Index credits, interest credited & bonuses for the six months ended June 30, 2023, were lower compared to the six months ended June 30, 2022, and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods partially offset by higher amounts for PRT and fixed rate annuities. Refer to average policyholder index discussion above for details on drivers.
Market Risk Benefit Losses
Below is a summary of market risk benefit losses:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Market risk benefits (gains) losses	$(30)	$(189)	$29	$(119)
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Changes in market risk benefit (gains) losses for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily reflect a favorable GMWB utilization assumption change in 2022, less favorable market related movements and higher attributed fees. In addition, actual policyholder behavior for the three and six months ended June 30, 2023 was more in line with expected, as compared to the three and six months ended June 30, 2022, resulting in a favorable change to the market risk benefit (gains) losses.

Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Amortization of VOBA, DAC and DSI	$97	$70	$179	$139
Amortization of other intangible assets and other depreciation	7	10	15	17
Total depreciation and amortization	$104	$80	$194	$156
•VOBA, DAC and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization.
•Depreciation and amortization increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 and primarily reflected increased DAC and DSI associated with the growth in business.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Personnel costs	56	34	$109	$64
Other operating expenses	33	31	69	49
Total personnel costs and other operating costs	$89	$65	$178	$113

•Personnel costs and other operating expenses for the three and six months ended June 30, 2023 were higher compared to the three and six months ended June 30, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.
Other Items Affecting Net Earnings
Income Tax (Benefit) Expense
Below is a summary of the major components included in income tax (benefit) expense:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in millions)
Income (loss) before taxes	$163	$482	$(40)	$827

Income tax expense (benefit) before valuation allowance	31	97	(14)	165
Change in valuation allowance	2	—	39	38
Federal income tax expense	$33	$97	$25	$203
Effective rate	20%	20%	(63)%	25%
•Income tax expense for the three months ended June 30, 2023 was $33 million, compared to income tax expense of $97 million for the three months ended June 30, 2022. The effective tax rate was 20% for both periods. The decrease in income tax expense quarter over quarter is primarily related to the decrease in pre-tax income.
•Income tax expense for the six months ended June 30, 2023 was $25 million, compared to income tax expense of $203 million for the six months ended June 30, 2022. The effective tax rate was (63)% and 25% for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.

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
As of June 30, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $46 billion and $41 billion, respectively, and was divided among the following asset classes and sectors:

	June 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$211	—%	$32	—%
United States Government sponsored entities	37	—%	42	—%
United States municipalities, states and territories	1,558	3%	1,410	3%
Foreign Governments	170	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,222	14%	5,085	12%
Manufacturing, construction and mining	893	2%	737	2%
Utilities, energy and related sectors	2,180	5%	2,275	6%
Wholesale/retail trade	2,065	5%	2,008	5%
Services, media and other	3,406	7%	2,794	7%
Hybrid securities	677	1%	705	2%
Non-agency residential mortgage-backed securities	1,974	4%	1,479	4%
Commercial mortgage-backed securities	3,949	9%	3,036	7%
Asset-backed securities	8,057	18%	7,245	18%
Collateral loan obligations ("CLO")	4,783	10%	4,222	10%
Total fixed maturity available for sale securities	36,182	78%	31,218	76%
Equity securities (a)	756	2%	823	2%
Limited partnerships:
Private equity	1,175	3%	1,129	3%
Real assets	435	1%	431	1%
Credit	988	2%	867	2%
Limited Partnerships	$2,598	6%	$2,427	6%
Commercial mortgage loans	2,144	5%	2,083	5%
Residential mortgage loans	2,377	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,419	3%	809	2%
Short term investments	347	1%	1,556	4%
Total investments	$45,823	100%	$40,808	100%
(a) Includes investment grade non-redeemable preferred stocks ($607 million and $672 million as of June 30, 2023 and December 31, 2022, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio at June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
NRSRO Rating	NAIC Designation	Fair Value	Fair Value Percent	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$23,055	64%	$18,681	60%
BBB	2	11,261	31%	10,737	34%
BB	3	1,531	4%	1,425	5%
B	4	187	1%	236	1%
CCC	5	69	—%	67	—%
CC or lower	6	79	—%	72	—%
Total		$36,182	100%	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2023 and December 31, 2022. Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the June 30, 2023 classifications:

	June 30, 2023
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$8,057	22%
CLO securities	4,783	13%
Commercial mortgage backed securities	3,949	11%
Diversified financial services	2,906	8%
Banking	2,116	6%
Whole loan collateralized mortgage obligations	1,685	5%
Municipal	1,558	4%
Insurance	1,555	4%
Electric	1,067	3%
Telecommunications	598	2%
Total	$28,274	78%

	December 31, 2022
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage backed obligation ("CMO")	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life Insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial MBS	571	2%
Total	$24,227	76%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2023 and December 31, 2022, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:	(In millions)
Due in one year or less	$227	$222	$124	$123
Due after one year through five years	3,116	2,968	2,193	2,059
Due after five years through ten years	2,065	1,862	1,840	1,633
Due after ten years	15,046	12,330	14,417	11,379
Subtotal	$20,454	$17,382	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	$13,492	$12,840	$12,209	$11,467
Commercial-mortgage-backed securities	4,307	3,949	3,309	3,036
Residential mortgage-backed securities	2,121	2,011	1,631	1,521
Subtotal	$19,920	$18,800	$17,149	$16,024
Total fixed maturity available-for-sale securities	$40,374	$36,182	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities was $36 million and $53 million as of June 30, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022 approximately 94% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of June 30, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $130 million and $515 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at June 30,2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,247	77%	$5,570	77%
BBB	2	1,365	17%	1,232	17%
BB	3	366	5%	344	5%
B	4	47	1%	72	1%
CCC	5	8	—%	9	—%
CC and lower	6	24	—%	18	—%
Total		$8,057	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at June 30, 2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$2,968	62%	$2,678	64%
BBB	2	1,374	29%	1,225	29%
BB	3	384	8%	256	6%
B	4	19	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	38	1%	35	1%
Total		$4,783	100%	$4,222	100%
Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $232 million and $188 million and an amortized cost of $269 million and $231 million as of June 30, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,324 million and $1,017 million and an amortized cost of $1,522 million and $1,248 million as of June 30, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of June 30, 2023 and December 31, 2022, respectively, with less than 1% of the entire portfolio rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1 as of June 30, 2023.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2023 and December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.4 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our CMLs, including our distribution by property type, geographic region and LTV and DSC ratios.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At June 30, 2023, we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. As of December 31, 2022, we had one CML that was delinquent in principal or interest payments or in process of foreclosure.

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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	12	$67	$—	$(2)	$65
United States Government sponsored agencies	57	34	—	(4)	30
United States municipalities, states and territories	193	1,588	—	(246)	1,342
Foreign Governments	64	202	—	(41)	161
Corporate securities:
Finance, insurance and real estate	805	6,591	—	(858)	5,733
Manufacturing, construction and mining	129	1,002	—	(163)	839
Utilities, energy and related sectors	356	2,558	—	(532)	2,026
Wholesale/retail trade	388	2,311	—	(444)	1,867
Services, media and other	497	3,787	—	(770)	3,017
Hybrid securities	44	725	—	(74)	651
Non-agency residential mortgage-backed securities	316	1,759	(5)	(110)	1,644
Commercial mortgage-backed securities	527	3,617	(15)	(345)	3,257
Asset-backed securities	1,133	11,202	(6)	(710)	10,486
Total fixed maturity available for sale securities	4,521	35,443	(26)	(4,299)	31,118
Equity securities	49	729	—	(130)	599
Total investments	4,570	$36,172	$(26)	$(4,429)	$31,717

	December 31, 2022
	Number of securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

The gross unrealized loss position on the fixed maturity AFS fixed and equity portfolio was $4,429 million and $4,744 million as of June 30, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused by lower treasury rates and spread compression. The total amortized cost of all securities in an unrealized loss position was $36,172 million and $34,164 million as of June 30, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 87% for Finance, insurance and real estate as of June 30, 2023. In the aggregate, Finance, insurance and real estate represented 19% of the total unrealized loss position as of June 30, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity AFS securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	5	12	11	—	(1)
Twelve months or greater	78	858	573	—	(285)
Total investment grade	83	870	584	—	(286)

Below investment grade:
Less than six months	2	10	9	—	(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	9	67	55	—	(12)
Total below investment grade	11	77	64	—	(13)
Total	94	$947	$648	$—	$(299)

	December 31, 2022
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)

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
At June 30, 2023, our watch list included 88 securities in an unrealized loss position with an amortized cost of $947 million, no allowance for credit loss, unrealized losses of $298 million and a fair value of $648 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 59 and 64 structured securities with a fair value of $254 million and $162 million to which we had potential credit exposure as of June 30, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $32 million and $16 million as of June 30, 2023 and December 31, 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2023 and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2023 and December 31, 2022, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:	(In millions)
Escrow, title-related and other fees	$55	$9	$99	$40
Interest and investment income	14	3	25	3
Recognized gains and losses, net	(33)	(1)	(35)	2
Total revenues	36	11	89	45
Expenses:
Personnel costs	43	(16)	69	1
Other operating expenses	31	17	59	44
Depreciation and amortization	8	6	15	12
Interest expense	18	22	38	44
Total expenses	100	29	181	101
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(64)	$(18)	$(92)	$(56)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $25 million, or 227%, in the three months ended June 30, 2023 and increased $44 million, or 98% in the six months ended June 30, 2023 from the corresponding periods in 2022. The increases are primarily attributable to an increase in valuations associated with our deferred compensation plan assets of approximately $51 million and $64 million in the three and six months ended June 30, 2023, respectively, and various other immaterial items.
Personnel costs in the Corporate and Other segment increased $59 million, or 369%, in the three months ended June 30, 2023, and increased $68 million, or 6,800% in the six months ended June 30, 2023 from the corresponding periods in 2022. The increases in the 2023 periods were primarily attributable to the aforementioned increases in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, and various other immaterial items.
Other operating expenses in the Corporate and Other segment increased $14 million, or 82%, in the three months ended June 30, 2023 and increased $15 million, or 34% in the six months ended June 30, 2023 from the corresponding periods in 2022. The increases were attributable to various immaterial items.
Interest expense in the Corporate and Other segment decreased $4 million, or 18%, in the three months ended June 30, 2023 and decreased $6 million or 14%, in the six months ended June 30, 2023 from the corresponding periods in 2022. The decrease was primarily attributable to lower average debt outstanding in the three and six months ended June 30, 2023 from the corresponding periods in 2022.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.45 per share in the second quarter of 2023, or approximately $121 million to our common shareholders. On August 8, 2023, our Board of Directors declared cash dividends of $0.45 per share, payable on September 29, 2023, to FNF common shareholders of record as of September 15, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2023, we had cash and cash equivalents of $3,136 million, short term investments of $972 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2022, $1,442 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2023 of approximately $307 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2023 and 2022 totaled $3,139 million and $1,495 million, respectively. The increase in cash provided by operating activities in 2023 of $1,644 million is primarily attributable to increased net cash inflows associated with the change in funds withheld from reinsurers of approximately $1,363 million, increased net cash inflows associated with the change in future policy benefits of approximately $91 million and reduced net cash outflows associated with the timing of receipts and payments of prepaid assets and payables of approximately $631 million, partially offset by the decrease in net earnings of approximately $790 million in 2023 and increased net cash outflows associated with the change in reinsurance recoverable of approximately $236 million.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2023 and 2022 were $4,231 million and $5,891 million, respectively. The decrease in cash used in investing activities in 2023 of $1,660 million was primarily attributable to increased cash inflows from net proceeds from sales and maturities of short-term investments of approximately $3,272 million and increased cash inflows from distributions from unconsolidated affiliates of approximately $94 million, partially offset by decreased proceeds from sales, calls and maturities of investment securities of approximately $1,313 million, increased purchases of investment securities of approximately $212 million and increased cash outflows associated with acquisitions of approximately $273 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $69 million and $77 million for the six months ended June 30, 2023 and 2022, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 were $1,942 million and $2,462 million, respectively. The decrease in cash provided by financing activities in 2023 of $520 million was primarily attributable to reduced cash inflows from contractholder deposits of approximately $666 million, increased cash outflows from contractholder withdrawals of approximately $336 million, and decreased cash inflows associated with the change in secured trust deposits of approximately $215 million, partially offset by the issuance of the 7.40% F&G Notes of $500 million in 2023, and reduced cash outflows associated with the purchase of treasury stock of approximately $292 million.

Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 100,000 shares of FNF common stock during the six months ended June 30, 2023 for approximately $4 million, at an average price of $38.45 per share. Subsequent to June 30, 2023 and through market close on August 8, 2023 we have not repurchased additional shares under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share.
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
We have unfunded investment commitments as of June 30, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The estimated cost of providing GMWB riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB or contractholder funds balance liabilities associated with such products, resulting in a reduction in our revenues and net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date:	August 9, 2023	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)