Form 10-Q
period 2023-09-30
Fidelity National Financial, Inc.
filed 2023-11-08
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2023 were:
FNF Common Stock    272,158,235

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2023

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2023 and December 31, 2022, at an amortized cost of $43,903 and $37,708, respectively, net of allowance for credit losses of $44 and $39, respectively, and includes pledged fixed maturity securities of $479 and $448, respectively, related to secured trust deposits	$38,785	$33,095
Preferred securities, at fair value	758	903
Equity securities, at fair value	700	678
Derivative investments	420	244
Mortgage loans, net of allowance for credit losses of $64 and $42 at September 30, 2023 and December 31, 2022, respectively	5,174	4,554
Investments in unconsolidated affiliates	3,184	2,642
Other long-term investments	690	664
Short-term investments, at September 30, 2023 and December 31, 2022 includes pledged short-term investments of $0 and $6, respectively, related to secured trust deposits	719	2,590
Total investments	50,430	45,370
Cash and cash equivalents, at September 30, 2023 and December 31, 2022 includes $396 and $242, respectively, of pledged cash related to secured trust deposits	3,209	2,286
Trade and notes receivables, net of allowance for credit losses of $31 and $33 at September 30, 2023 and December 31, 2022, respectively	442	467
Reinsurance recoverable, net of allowance for credit losses of $10 and $10 at September 30, 2023 and December 31, 2022, respectively	7,463	5,418
Goodwill	4,830	4,635
Prepaid expenses and other assets	2,133	2,068
Market risk benefits asset	118	117
Lease assets	349	376
Other intangible assets, net	4,439	3,811
Title plants	417	416
Property and equipment, net	172	179
Total assets	$74,002	$65,143
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$46,011	$40,843
Future policy benefits	5,823	5,021
Accounts payable and accrued liabilities	2,438	2,326
Market risk benefits liability	278	282
Notes payable	3,695	3,238
Reserve for title claim losses	1,768	1,810
Funds withheld for reinsurance liabilities	6,118	3,703
Secured trust deposits	853	862
Lease liabilities	396	418
Income taxes payable	23	—
Deferred tax liability	15	71
Total liabilities	67,418	58,574
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of September 30, 2023 and December 31, 2022; outstanding of 272,158,235 and 272,309,890 as of September 30, 2023 and December 31, 2022, respectively, and issued of 327,721,410 and 327,757,349 as of September 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,895	5,870
Retained earnings	5,444	5,225
Accumulated other comprehensive loss	(3,067)	(2,870)
Less: Treasury stock, 55,563,175 shares and 55,447,459 shares as of September 30, 2023 and December 31, 2022, respectively, at cost	(2,114)	(2,109)
Total Fidelity National Financial, Inc. shareholders’ equity	6,158	6,116
Non-controlling interests	426	453
Total equity	6,584	6,569
Total liabilities and equity	$74,002	$65,143
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$524	$688	$1,493	$2,314
Agency title insurance premiums	728	966	1,991	3,268
Escrow, title-related and other fees	1,196	1,371	3,288	3,449
Interest and investment income	686	411	1,915	1,352
Recognized gains and losses, net	(356)	(230)	(367)	(1,375)
Total revenues	2,778	3,206	8,320	9,008
Expenses:
Personnel costs	734	796	2,166	2,458
Agent commissions	564	747	1,534	2,521
Other operating expenses	380	430	1,134	1,329
Benefits and other changes in policy reserves	292	570	1,921	396
Market risk benefit (gains) losses	(49)	(68)	(20)	(187)
Depreciation and amortization	153	126	438	361
Provision for title claim losses	57	74	157	251
Interest expense	44	28	129	89
Total expenses	2,175	2,703	7,459	7,218
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	603	503	861	1,790
Income tax expense	141	136	245	494
Earnings before equity in earnings of unconsolidated affiliates	462	367	616	1,296
Equity in earnings of unconsolidated affiliates	15	—	16	16
Net earnings	477	367	632	1,312
Less: Net earnings attributable to non-controlling interests	51	5	46	13
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$426	$362	$586	$1,299
Earnings per share
Basic
Net earnings per share from continuing operations attributable to common shareholders	$1.58	$1.33	$2.17	$4.69
Net earnings per share attributable to common shareholders, basic	$1.58	$1.33	$2.17	$4.69
Diluted
Net earnings per share from continuing operations attributable to common shareholders	$1.57	$1.32	$2.16	$4.66
Net earnings per share attributable to common shareholders, diluted	$1.57	$1.32	$2.16	$4.66

Weighted average common shares outstanding - basic	270	273	270	277
Weighted average common shares outstanding - diluted	271	275	271	279

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net earnings	$477	$367	$632	$1,312
Other comprehensive (loss) earnings:
Unrealized loss on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(676)	(1,235)	(505)	(5,044)
Unrealized gain on investments in unconsolidated affiliates (2)	3	2	9	9
Unrealized loss on foreign currency translation (3)	(7)	(16)	(1)	(27)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	12	35	90	88
Changes in current discount rate - future policy benefits (5)	229	247	186	849
Changes in instrument-specific credit risk - market risk benefits (6)	(10)	15	(7)	98
Other comprehensive earnings attributable to non-controlling interest (7)	63	—	31	—
Other comprehensive loss	(386)	(952)	(197)	(4,027)
Comprehensive earnings (loss)	91	(585)	435	(2,715)
Less: Comprehensive earnings attributable to non-controlling interests	51	5	46	13
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$40	$(590)	$389	$(2,728)
_______________________________________

(1)Net of income tax benefit of $172 million and $345 million for the three months ended September 30, 2023 and 2022, respectively, and $126 million and $1,236 million for the nine months periods ended September 30, 2023 and 2022, respectively.
(2)Net of income tax expense of $1 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $2 million and $1 million for the nine months ended September 30, 2023 and 2022.
(3)Net of income tax benefit of $2 million and $5 million for the three months ended September 30, 2023 and 2022, respectively, and $9 million for the nine months ended 2022.
(4)Net of income tax expense of $2 million and $10 million for the three months ended September 30, 2023 and 2022, respectively, and $22 million and $23 million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Net of income tax expense of $61 million and $66 million for the three months ended September 30, 2023 and 2022, respectively, and $49 million and $226 million for the nine months ended September 30, 2023 and 2022, respectively.
(6)Net of income tax (benefit) expense of $(3) million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $(2) million and $26 million for the nine months ended September 30, 2023 and 2022, respectively.
(7)Net of income tax expense of $17 million and $9 million for the three and nine months ended September 30, 2023, respectively.
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, June 30, 2022	326	$—	$5,843	$5,508	$(2,196)	49	$(1,851)	$43	$7,347
Exercise of stock options	1	—	30	—	—	—	—	—	30
Treasury stock repurchased	—	—	—	—	—	5	(205)	—	(205)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(1,235)	—	—	—	(1,235)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	2	—	—	—	2
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(16)	—	—	—	(16)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	35	—	—	—	35
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	15	—	—	—	15
Change in current discount rate - liability for future policy benefits	—	—	—	—	247	—	—	—	247
Stock-based compensation	—	—	12	—	—	—	—	—	12
Dividends declared, $0.44 per common share	—	—	—	(121)	—	—	—	—	(121)
NCI associated with current period acquisitions	—	—	—	—	—	—	—	45	45
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(6)	(6)
Net earnings	—	—	—	362	—	—	—	5	367
Balance, September 30, 2022	327	$—	$5,885	$5,749	$(3,148)	54	$(2,056)	$87	$6,517

Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(676)	—	—	—	(676)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	12	—	—	—	12
Change in current discount rate — liability for future policy benefits	—	—	—	—	229	—	—	—	229
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(10)	—	—	—	(10)
Other comprehensive income associated with noncontrolling interests	—	—	—	—	63	—	—	(63)	—
Stock-based compensation	—	—	12	—	—	—	—	2	14
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	—	(1)
F&G purchases of F&G stock	—	—	—	—	—	—	—	(3)	(3)
Dividends declared, $0.45 per common share	—	—	—	(122)	—	—	—	—	(122)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Net earnings	—	—	—	426	—	—	—	51	477
Balance, September 30, 2023	328	$—	$5,895	$5,444	$(3,067)	55	$(2,114)	$426	$6,584

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2022	325	$—	$5,811	$4,818	$879	42	$(1,545)	$43	$10,006
Exercise of stock options	2	—	38	—	—	—	—	—	38
Treasury stock repurchased	—	—	—	—	—	12	(511)	—	(511)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(5,044)	—	—	—	(5,044)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(27)	—	—	—	(27)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	88	—	—	—	88
Change in current discount rate — liability for future policy benefits	—	—	—	—	849	—	—	—	849
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	98	—	—	—	98
Stock-based compensation	—	—	36	—	—	—	—	1	37
Dividends declared, $1.32 per common share	—	—	—	(368)	—	—	—	—	(368)
NCI associated with current period acquisitions	—	—	—	—	—	—	—	45	45
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(15)	(15)
Net earnings	—	—	—	1,299	—	—	—	13	1,312
Balance, September 30, 2022	327	$—	$5,885	$5,749	$(3,148)	54	$(2,056)	$87	$6,517

Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(505)	—	—	—	(505)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(1)	—	—	—	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	90	—	—	—	90
Change in current discount rate - liability for future policy benefits	—	—	—	—	186	—	—	—	186
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(7)	—	—	—	(7)
Other comprehensive income (loss) associated with noncontrolling interests			(1)	—	31			(30)	—
Stock-based compensation	—	—	39	—	—	—	—	4	43
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	—	(1)
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(18)	(19)
Dividends declared, $1.35 per common share	—	—	—	(367)	—	—	—	—	(367)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Net earnings	—	—	—	586	—	—	—	46	632
Balance, September 30, 2023	328	$—	$5,895	$5,444	$(3,067)	55	$(2,114)	$426	$6,584
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the nine months ended September 30,

	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net earnings	$632	$1,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	438	361
Equity in earnings of unconsolidated affiliates	(16)	(16)
Loss on sales of investments and other assets and asset impairments, net	481	250
Interest credited/index credits to contractholder account balances	607	(951)
Change in market risk benefits, net	(20)	(187)
Deferred policy acquisition costs and deferred sales inducements	(771)	(574)
Charges assessed to contractholders for mortality and admin	(184)	(160)
Non-cash lease costs	102	108
Operating lease payments	(115)	(115)
Distributions from unconsolidated affiliates, return on investment	142	81
Stock-based compensation cost	43	37
Change in NAV of limited partnerships, net	(160)	(119)
Change in valuation of derivatives, equity and preferred securities, net	(112)	1,110
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	105	271
Change in future policy benefits	706	849
Change in funds withheld from reinsurers	2,418	1,251
Net decrease in trade receivables	37	114
Net decrease in reserve for title claim losses	(41)	(30)
Net change in income taxes	54	199
Net change in other assets and other liabilities	(131)	(814)
Net cash provided by operating activities	4,215	2,977
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	4,190	4,814
Proceeds from sales of property and equipment	—	8
Additions to property and equipment and capitalized software	(101)	(107)
Purchases of investment securities	(10,660)	(10,175)
Net proceeds from sales and maturities (purchases) of short-term investment securities	1,882	(1,367)
Additions to notes receivable	(16)	(96)
Collections of notes receivable	3	5
Acquisitions and dispositions	(299)	(162)
Additional investments in unconsolidated affiliates	(1,061)	(931)
Distributions from unconsolidated affiliates, return of investment	302	121
Net cash used in investing activities	(5,760)	(7,890)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the nine months ended September 30,

	2023	2022
	(Unaudited)
Cash flows from financing activities:
Borrowings	500	—
Debt costs/equity issuance additions	(8)	—
Debt service payments	—	(400)
F&G Credit Agreement repayments, net	(35)	—
Dividends paid	(366)	(365)
Subsidiary dividends paid to non-controlling interest shareholders	(24)	(15)
Exercise of stock options	—	38
Additional investment in consolidated subsidiary	(20)	—
Net change in secured trust deposits	(9)	109
Payment of contingent consideration for prior period acquisitions	(6)	(4)
Contractholder account deposits	5,718	6,570
Contractholder account withdrawals	(3,258)	(2,401)
F&G repurchases of F&G stock	(18)	—
Purchases of treasury stock	(6)	(504)
Net other financing activities	—	(1)
Net cash provided by financing activities	2,468	3,027
Net increase (decrease) in cash and cash equivalents	923	(1,886)
Cash and cash equivalents at beginning of period	2,286	4,360
Cash and cash equivalents at end of period	$3,209	$2,474
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
Income Tax
Income tax expense was $141 million and $136 million in the three months ended September 30, 2023 and 2022, respectively, and $245 million and $494 million in the nine months ended September 30, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was 23% and 27% in the three months ended September 30, 2023 and 2022, respectively, and 28% and 28% in the nine months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to an increase in deferred tax asset valuation allowance in 2022, partially offset by an additional increase to deferred tax asset valuation allowance in 2023. The majority of the valuation allowance increase is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will not more likely than not be able to realize for tax purposes.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three and nine months ended September 30, 2023 and 2022.
Owned Distribution Investments
For the nine months ended September 30, 2023, we paid approximately $114 million in commissions on sales through our funded owned distribution investments and their affiliates, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.
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
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. In our title segment, realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses first in first out cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on AFS securities, refer to Note D Investments.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. Other income from investments in unconsolidated affiliates, including distributions received from investments measured using the fair value option, is reported within Interest and investment income in the accompanying unaudited Condensed Consolidated Statements of Earnings. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management meets quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as "VOBA"), deferred acquisition costs ("DAC") and deferred sales inducements ("DSI").
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
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as unearned revenue liabilities (“URL”) upon receipt and included in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies. As of September 30, 2023 and December 31, 2022, our URL balance was $241 million and $166 million, respectively.
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
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. For each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the unaudited Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the accompanying unaudited Condensed Consolidated Statements of Earnings, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments and Note P Market Risk Benefits.
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
Since our Annual Report for the year ended December 31, 2022, we have also updated the following significant accounting policy with regards to interest rate swaps.
Derivative Financial Instruments
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
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
Condensed Consolidated Balance Sheet

	December 31, 2022
	As Previously Reported	Adjustments	As adjusted
		(Unaudited)	(Unaudited)
	(In millions)
ASSETS
Reinsurance recoverable, net of allowance for credit losses	$5,588	$(170)	$5,418
Goodwill	4,642	(7)	4,635
Prepaid expenses and other assets	2,231	(163)	2,068
Market risk benefits asset	—	117	117
Other intangible assets, net	4,034	(223)	3,811
Total	$16,495	$(446)	$16,049
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$41,233	$(390)	$40,843
Future policy benefits	5,923	(902)	5,021
Accounts payable and accrued liabilities	2,352	(26)	2,326
Market risk benefits liability	—	282	282
Total	$49,508	$(1,036)	$48,472
Equity:
Additional paid-in capital	$5,876	$(6)	$5,870
Retained earnings	4,714	511	5,225
Accumulated other comprehensive (loss) earnings	(2,862)	(8)	(2,870)
Non-controlling interests	360	93	453
Total	$8,088	$590	$8,678

Condensed Consolidated Statement of Earnings

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	As Previously Reported	Adjustments	As adjusted	As Previously Reported	Adjustments	As adjusted
	(Unaudited)			(Unaudited)
Revenues:	(In millions)			(In millions)
Escrow, title-related and other fees	$1,372	$(1)	$1,371	$3,444	$5	$3,449
Expenses:
Benefits and other changes in policy reserves	$592	$(22)	$570	$382	$14	$396
Market risk benefit gains	—	(68)	(68)	—	(187)	(187)
Depreciation and amortization	131	(5)	126	474	(113)	361
Income tax expense	115	21	136	434	60	494
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$289	$73	$362	$1,068	$231	$1,299
Earnings per share
Basic
Net earnings per share attributable to common shareholders, basic	$1.06	$0.27	$1.33	$3.86	$0.83	$4.69
Diluted
Net earnings per share attributable to common shareholders, diluted	$1.05	$0.27	$1.32	$3.83	$0.83	$4.66

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2023	2022
	(In millions)
Beginning balance	$1,810	$1,883
Change in insurance recoverable	(1)	(107)
Claim loss provision related to:
Current year	157	251
Total title claim loss provision	157	251
Claims paid, net of recoupments related to:
Current year	(8)	(11)
Prior years	(190)	(163)
Total title claims paid, net of recoupments	(198)	(174)
Ending balance of claim loss reserve for title insurance	$1,768	$1,853
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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

On April 26, 2022, the Named Companies reached a global settlement with the receiver and several other investor claimants. As a condition of the settlement, the Named Companies and the receiver jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement and barring further claims against the Named Companies (“Settlement and Bar Order”). The receiver’s lawsuit against the Named Companies has been dismissed. The receiver is in receipt of the settlement payment from Chicago Title Company and will distribute the amount designated for each non-joining investor at the conclusion of any such investor’s appeal of the Settlement and Bar Order (or back to Chicago Title Company if an appeal is successful). Some of the investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). Appellate briefing is expected to be completed in the fourth quarter of 2023. After filing its appeal, one of the appellants, CalPrivate Bank (Case 23-55083), entered into a settlement with the receiver that was approved by the federal court. This settlement resolves CalPrivate Bank’s objections to the Settlement and Bar Order, and its appeal has been dismissed.

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
On September 3, 2020, a cross-claim styled, Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, CalPrivate Bank v. Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover in excess of $12 million that the trustee allegedly guaranteed to repay for certain investments made by CalPrivate Bank in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. As a result of the receiver's settlement with CalPrivate Bank, the receiver has been substituted in as the plaintiff in the suit against the trustee.
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

Note C — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with net asset value. The hierarchy for fair value measurement is defined as follows:
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

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,209	$—	$—	$—	$3,209
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	6,622	6,757	—	13,379
Commercial mortgage-backed securities	—	4,146	27	—	4,173
Corporates	25	14,410	1,744	—	16,179
Hybrids	93	508	—	—	601
Municipals	—	1,482	47	—	1,529
Residential mortgage-backed securities	—	2,171	3	—	2,174
U.S. Government	437	15	—	—	452
Foreign Governments	—	282	16	—	298
Short term investments	642	8	69	—	719
Preferred securities	225	525	8	—	758
Equity securities	646	—	15	39	700
Derivative investments	—	420	—	—	420
Investment in unconsolidated affiliates	—	—	272	—	272
Reinsurance related embedded derivative, included in other assets	—	313	—	—	313
Market risk benefits asset	—	—	118	—	118
Other long-term investments	—	—	45	—	45
Total financial assets at fair value	$5,277	$30,902	$9,121	$39	$45,339
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,556	—	3,556
Interest rate swaps	—	—	16	—	16
Call options	2	—	—	—	2
Market risk benefits liability	—	—	278	—	278
Total financial liabilities at fair value	$2	$—	$3,850	$—	$3,852

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,286	$—	$—	$—	$2,286
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467
Commercial mortgage-backed securities	—	3,026	37	—	3,063
Corporates	40	12,857	1,440	—	14,337
Hybrids	93	638	—	—	731
Municipals	—	1,431	29	—	1,460
Residential mortgage-backed securities	—	1,225	302	—	1,527
U.S. Government	260	11	—	—	271
Foreign Governments	—	223	16	—	239
Short term investments	2,590	—	—	—	2,590
Preferred securities	320	582	1	—	903
Equity securities	621	—	10	47	678
Derivative investments	—	244	—	—	244
Investment in unconsolidated affiliates	—	—	23	—	23
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279
Market risk benefits asset	—	—	117	—	117
Other long-term investments	—	—	48	—	48
Total financial assets at fair value	$6,210	$25,720	$8,286	$47	$40,263
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115
Market risk benefits liability	—	—	282	—	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2023 or December 31, 2022.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options, futures contracts, and interest rate swaps can either be exchange traded or over the counter traded. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2023 and December 31, 2022 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2023
	(In millions)			September 30, 2023
Assets
Asset-backed securities	$6,534	Broker-Quoted	Offered Quotes	54.3% - 155.54% (94.88%)
Asset-backed securities	223	Third-Party Valuation	Offered Quotes	0.01% - 101.30% (41.17%)
Commercial mortgage-backed securities	10	Broker-Quoted	Offered Quotes	100.08% - 100.53% (100.31%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	76.95% - 90.27% (84.73%)
Corporates	936	Broker-Quoted	Offered Quotes	39.46% - 104.74% (95.65%)
Corporates	9	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Corporates	799	Third-Party Valuation	Offered Quotes	0.00% - 100.88% (88.18%)
Municipals	30	Third-Party Valuation	Offered Quotes	97.54% - 97.54% (97.54%)
Municipals	17	Broker-Quoted	Offered Quotes	97.50% - 97.50% (97.50%)
Residential mortgage-backed securities	3	Third-Party Valuation	Offered Quotes	91.05%
Foreign Governments	16	Third-Party Valuation	Offered Quotes	97.50% - 99.32% (98.75%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	5x-23.7x
Short term investments	69	Broker-Quoted	Offered Quotes	100.07% - 100.07% (100.07%)
Preferred securities	7	Broker-Quoted	Offered Quotes	$22.75 - $22.75 ($22.75)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Broker Quoted	Offered quotes	$73.50 - $75.50 ($74.50)
Equity securities	8	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
		Market Comparable Company Analysis	EBITDA multiple	5.3x - 5.3x (5.3x)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes Model	Market Value of Fund	100.00%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)

Credit Linked Note	12	Broker-Quoted	Offered Quotes	97.57%
Market risk benefits asset	118	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.27%)
			Partial Withdrawal Rates	2.00% - 14.71% (2.50%)
			Non-Performance Spread	0.64% - 1.34% (1.21%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value	$9,121
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,556	Discounted Cash Flow	Market Value of Option	0.00% - 22.09% (1.54%)
			Swap rates	4.59% - 5.53% (5.06%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.64% - 1.34% (1.21%)
			Option cost	0.07% - 5.48% (2.30%)
Interest rate swaps	16	Broker-Quoted	Offered Quotes	100.00% - 101.87% 100.39%
Market risk benefits liability	278	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.27%)
			Partial Withdrawal Rates	2.00% - 14.71% (2.50%)
			Non-Performance Spread	0.64% - 1.34% (1.21%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$3,850

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(In millions)			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% - 88.48% (82.74%)
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% (94.16%)
Corporates	826	Third-Party Evaluation	Offered quotes	0.00% - 104.96% (89.69%)
Corporates	12	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.02%)
Municipals	29	Third-Party Evaluation	Offered quotes	93.95% - 93.95% (93.95%)
Foreign governments	16	Third-Party Evaluation	Offered quotes	99.78% - 102.29% (100.56%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.50x

Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	0.00% - 91.04% (86.38%)
Preferred Securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	6	Broker-quoted	Offered Quotes	$64.25 - $64.25 ($64.25)
Equity securities	4	Discounted Cash Flow	Discount Rate	11.10% - 11.10% (11.10%)
		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	15	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	117	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,286
Liabilities
Derivative investments:
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (87.00%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2023 and 2022. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,510	$(45)	$75	$536	$(27)	$(171)	$(121)	$6,757	$75
Commercial mortgage-backed securities	17	—	—	10	—	—	—	27	—
Corporates	1,628	—	(21)	162	—	(24)	(1)	1,744	(21)
Municipals	49	—	(2)	—	—	—	—	47	(2)
Residential mortgage-backed securities	28	—	(1)	—	—	(1)	(23)	3	(1)
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	197	—	—	75	—	—	—	272	—
Short term investments	126	—	—	65	(19)	(103)	—	69	—
Preferred securities	7	—	1	—	—	—	—	8	1
Equity securities	14	1	—	—	—	—	—	15	—
Other long-term investments:
Available-for-sale embedded derivative	26	—	(3)	—	—	—	—	23	(3)
Credit linked note	13	—	—	—	—	(1)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,641	$(44)	$49	$848	$(46)	$(300)	$(145)	$9,003	$50
Market risk benefits asset	118							118
Total Level 3 assets at fair value	$8,759							$9,121
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,821	(796)	—	576	—	(45)	—	3,556	—
Interest rate swaps	—	16	—	—	—	—	—	16	—
Subtotal Level 3 liabilities at fair value	$3,821	$(780)	$—	$576	$—	$(45)	$—	$3,572	$—
Market risk benefits liability	313							278
Total Level 3 liabilities at fair value	$4,134							$3,850
(a) The net transfers out of Level 3 during the three months ended September 30, 2023 were exclusively to Level 2.

	Three months ended September 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,677	$—	$(71)	$1,530	$—	$(123)	$(61)	$5,952	$(80)
Commercial mortgage-backed securities	37	—	—	—	—	—	—	37	—
Corporates	1,374	—	(53)	135	—	(147)	(9)	1,300	(57)
Municipals	33	—	(3)	—	—	—	—	30	(4)
Residential mortgage-backed securities	9	—	—	5	—	—	(9)	5	—
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Short term investments	—	—	—	—	—	—	—	—	—
Preferred securities	1	—	—	—	—	—	—	1	—
Equity securities	10	—	—	1	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	24	(2)	—	—	—	—	—	22	—
Credit linked note	17	(1)	—	—	(2)	—	—	14	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$6,229	$(3)	$(127)	$1,671	$(3)	$(270)	$(79)	$7,418	$(141)
Market risk benefits asset	86							121
Total Level 3 assets at fair value	$6,315							$7,539
Liabilities
FIA embedded derivatives, included in contractholder funds	2,941	(283)	—	138	—	(21)	—	2,775	—
Subtotal Level 3 liabilities at fair value	$2,941	$(283)	$—	$138	$—	$(21)	$—	$2,775	$—
Market risk benefits liability	292							242
Total Level 3 liabilities at fair value	$3,233							$3,017
(a) The net transfers out of Level 3 during the three months ended September 30, 2022 were exclusively to Level 2.

	Nine months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(56)	$108	$1,331	$(125)	$(557)	$(207)	$6,757	$107
Commercial mortgage-backed securities	37	—	1	22	—	—	(33)	27	1
Corporates	1,440	(1)	(77)	423	(1)	(43)	3	1,744	(77)
Municipals	29	—	18	—	—	—	—	47	18
Residential mortgage-backed securities	302	1	7	32	—	(9)	(330)	3	7
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	249	—	—	—	272	—
Short-Term	—	—	—	191	(19)	(103)	—	69	—
Preferred securities	1	—	1	—	—	—	6	8	1
Equity securities	10	1	—	—	—	—	4	15	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	—	—	—	—	—	23	—
Credit linked note	15	—	—	—	—	(3)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,169	$(55)	$58	$2,248	$(145)	$(715)	$(557)	$9,003	$57
Market risk benefits asset	117							118
Total Level 3 assets at fair value	$8,286							$9,121
Liabilities
FIA embedded derivatives, included in contractholder funds	3,115	(214)	—	765	—	(110)	—	3,556	—
Interest rate swaps	—	16		—	—	—	—	16	—
Subtotal Level 3 liabilities at fair value	$3,115	$(198)	$—	$765	$—	$(110)	$—	$3,572	$—
Market risk benefits liability	$282							$278
Total Level 3 liabilities at fair value	$3,397							$3,850
(a) The net transfers out of Level 3 during the nine months ended September 30, 2023 were exclusively to Level 2.

	Nine months ended September 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$1	$(343)	$2,757	$(39)	$(401)	$18	$5,952	$(371)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	—	(190)	521	—	(178)	12	1,300	(191)
Municipals	43	—	(13)	—	—	—	—	30	(13)
Residential mortgage-backed securities	—	—	—	14	—	—	(9)	5	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21
Short-Term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	2	(1)	—	—	10	—
Other long-term investments:
Available-for-sale embedded derivative	34	(12)	—	—	—	—	—	22	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Credit linked note	23	(1)	(3)	—	(2)	(3)	—	14	—
Subtotal Level 3 assets at fair value	$5,600	$(12)	$(558)	$3,314	$(42)	$(582)	$(302)	$7,418	$(582)
Market risk benefits asset	41							121
Total Level 3 assets at fair value	$5,641							$7,539
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(1,442)	—	410	—	(76)	—	2,775	—
Subtotal Level 3 liabilities at fair value	$3,883	$(1,442)	$—	$410	$—	$(76)	$—	$2,775	$—
Market risk benefits liability	$469							$242
Total Level 3 liabilities at fair value	$4,352							$3,017
(a) The net transfers out of Level 3 during the nine months ended September 30, 2022 were exclusively to Level 2.

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

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our title segment, Investments in unconsolidated affiliates were $264 million and $187 million as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$130	$—	$—	$130	$130
Commercial mortgage loans	—	—	2,148	—	2,148	2,519
Residential mortgage loans	—	—	2,326	—	2,326	2,655
Investments in unconsolidated affiliates	—	—	8	2,640	2,648	2,648
Policy loans	—	—	64	—	64	64
Other invested assets	19	—	—	42	60	60
Company-owned life insurance	—	—	391	—	391	391
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$19	$130	$5,379	$2,682	$8,209	$8,909

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$38,737	$—	$38,737	$42,455
Debt	—	3,213	—	—	3,213	3,695
Total	$—	$3,213	$38,737	$—	$41,950	$46,150

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	93	—	16	—	109	109
Company-owned life insurance	—	—	363	—	363	363
Trade and notes receivables, net of allowance	—	—	467	—	467	467
Total	$93	$99	$4,878	$2,427	$7,497	$8,076

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$34,464	$—	$34,464	$38,412
Debt	—	2,776	—	—	2,776	3,238
Total	$—	$2,776	$34,464	$—	$37,240	$41,650
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

Note D — Investments
Our fixed maturity securities investments have been designated as AFS, and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$13,887	$(18)	$132	$(622)	$13,379
Commercial mortgage-backed securities	4,548	(17)	12	(369)	4,174
Corporates	19,771	(5)	15	(3,602)	16,179
Hybrids	670	—	3	(72)	601
Municipals	1,866	—	—	(338)	1,528
Residential mortgage-backed securities	2,327	(4)	7	(156)	2,174
U.S. Government	470	—	—	(18)	452
Foreign Governments	364	—	—	(66)	298
Total available-for-sale securities	$43,903	$(44)	$169	$(5,243)	$38,785

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467
Commercial mortgage-backed/asset-backed securities	3,337	(1)	11	(284)	3,063
Corporates	17,396	(22)	32	(3,069)	14,337
Hybrids	806	—	9	(84)	731
Municipals	1,749	—	4	(293)	1,460
Residential mortgage-backed securities	1,638	(8)	6	(109)	1,527
U.S. Government	287	—	—	(16)	271
Foreign Governments	286	—	—	(47)	239
Total available-for-sale securities	$37,708	$(39)	$98	$(4,672)	$33,095

Securities held on deposit with various state regulatory authorities had a fair value of $141 million and $17,870 million at September 30, 2023 and December 31, 2022, respectively. The decrease in securities held on deposit with various state regulatory authorities during the nine months ended September 30, 2023 is primarily attributable to revisions to regulatory requirements in the state of Iowa.
As of September 30, 2023 and December 31, 2022, the Company held no material investments that were non-income producing for a period greater than twelve months.
As of September 30, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $474 million and $365 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,840 million and $3,387 million as of September 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations.

	September 30, 2023		December 31, 2022
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$631	$617	$536	$527
Due after one year through five years	4,300	4,082	3,288	3,089
Due after five years through ten years	2,853	2,554	2,171	1,939
Due after ten years	15,356	11,806	14,503	11,457
Subtotal	23,140	19,059	20,498	17,012
Other securities, which provide for periodic payments:
Asset-backed securities	13,888	13,379	12,209	11,467
Commercial mortgage-backed securities	4,548	4,173	3,337	3,063
Structured hybrids	—	—	26	26
Residential mortgage-backed securities	2,327	2,174	1,638	1,527
Subtotal	20,763	19,726	17,210	16,083
Total fixed maturity available-for-sale securities	$43,903	$38,785	$37,708	$33,095

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of September 30, 2023 and December 31, 2022, our allowance for expected credit losses for AFS securities was $44 million and $39 million, respectively.
Purchased credit deteriorated ("PCD") financial assets are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the nine months ended September 30, 2023 or 2022.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$2,662	$(174)	$5,291	$(404)	$7,953	$(578)
Commercial mortgage-backed securities	1,161	(79)	1,769	(258)	2,930	(337)
Corporates	5,740	(476)	10,054	(3,126)	15,794	(3,602)
Hybrids	68	(3)	513	(69)	581	(72)
Municipals	632	(91)	874	(248)	1,506	(339)
Residential mortgage-backed securities	1,102	(28)	660	(122)	1,762	(150)
U.S. Government	270	(6)	182	(12)	452	(18)
Foreign Government	120	(9)	169	(56)	289	(65)
Total available-for-sale securities	$11,755	$(866)	$19,512	$(4,295)	$31,267	$(5,161)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,215
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,821
Total number of available-for-sale securities in an unrealized loss position						5,036

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,079	(169)	475	(116)	2,554	(285)
Corporates	9,913	(1,735)	3,523	(1,330)	13,436	(3,065)
Hybrids	628	(83)	3	(1)	631	(84)
Municipals	998	(180)	352	(113)	1,350	(293)
Residential mortgage-backed securities	992	(51)	184	(22)	1,176	(73)
U.S. Government	130	(7)	140	(8)	270	(15)
Foreign Government	119	(32)	59	(14)	178	(46)
Total available-for-sale securities	$21,860	$(2,667)	$8,463	$(1,964)	$30,323	$(4,631)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,114
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,296
Total number of available-for-sale securities in an unrealized loss position						4,410

We determined the increase in unrealized losses as of September 30, 2023, compared to December 31, 2022, was caused primarily by higher treasury rates. For securities in an unrealized loss position as of September 30, 2023, our allowance for expected credit loss was $44 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 6% of our total investments as of September 30, 2023 and December 31, 2022. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$18	1%	$18	1%
Industrial	583	23%	520	22%
Mixed Use	11	—%	12	1%
Multifamily	1,012	40%	1,013	42%
Office	327	13%	330	14%
Retail	102	4%	105	4%
Student Housing	83	3%	83	3%
Other	398	16%	335	13%
Total commercial mortgage loans, gross of valuation allowance	$2,534	100%	$2,416	100%
Allowance for expected credit loss	(15)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,519		$2,406

U.S. Region:
East North Central	$145	5%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	355	14%	326	13%
Mountain	353	14%	355	15%
New England	178	7%	158	7%
Pacific	731	29%	708	28%
South Atlantic	575	23%	521	22%
West North Central	4	—%	4	1%
West South Central	117	5%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,534	100%	$2,416	100%
Allowance for expected credit loss	(15)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,519		$2,406

CMLs segregated by risk rating exposure as of September 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$171	$327	$1,145	$599	$—	$262	$2,504
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages (a)	$171	$327	$1,145	$599	$—	$271	$2,513

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416
(a) Excludes loans under development with an amortized cost and estimated fair value of $21 million for September 30, 2023.
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at September 30, 2023 and December 31, 2022:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2023	(In millions)
LTV Ratios:
Less than 50.00%	$527	$4	$10	$541	22%	$505	24%
50.00% to 59.99%	765	—	—	765	31%	654	31%
60.00% to 74.99%	1,160	27	—	1,187	47%	952	45%
75.00% to 84.99%	—	2	9	11	—%	10	—%
Commercial mortgage loans (a)	$2,452	$33	$28	$2,513	100%	$2,127	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for September 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$52	$111	$157	$97	$—	$124	$541
50.00% to 59.99%	78	126	294	129	—	138	765
60.00% to 74.99%	39	81	694	373	—	—	1,187
75.00% to 84.99%	2	9	—	—	—	—	11
Total commercial mortgages (a)	$171	$327	$1,145	$599	$—	$271	$2,513
Commercial mortgages
DSCR
Greater than 1.25x	$146	$315	$1,145	$599	$—	$247	$2,452
1.00x - 1.25x	25	3	—	—	—	5	33
Less than 1.00x	—	9	—	—	—	19	28
Total commercial mortgages (a)	$171	$327	$1,145	$599	$—	$271	$2,513

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million for September 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2023 and December 31, 2022, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments as of September 30, 2023 and December 31, 2022, respectively. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	September 30, 2023
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$148	5%
New York	128	5%
All other states (a)	2,428	90%
Total residential mortgage loans	$2,704	100%
(a)     The individual concentration of each state is equal to or less than 5% as of September 30, 2023.

	December 31, 2022
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans	$2,180	100%
(a)     The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2023 and December 31, 2022, was as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$2,636	97%	$2,118	97%
Non-performing	68	3%	62	3%
Total residential mortgage loans, gross of valuation allowance	$2,704	100%	$2,180	100%
Allowance for expected loan loss	(49)	—%	(32)	—%
Total residential mortgage loans, net of valuation allowance	$2,655	100%	$2,148	100%

RMLs segregated by risk rating exposure as of September 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances:

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$236	$948	$846	$190	$183	$194	$2,597
30-89 days past due	1	3	15	9	6	6	40
90 days or more past due	—	4	25	13	23	2	67
Total residential mortgages	$237	$955	$886	$212	$212	$202	$2,704

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$67	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$76	$71

Immaterial interest income was recognized on non-accrual financing receivables for the nine months ended September 30, 2023 and September 30, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2023 and December 31, 2022, we had $67 million and $62 million, respectively, of mortgage loans that were over 90 days past due, of which $37 million and $38 million were in the process of foreclosure as of September 30, 2023 and December 31, 2022 respectively.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(51)	$(13)	$(64)	$(32)	$(10)	$(42)
Provision for loan losses	2	(2)	—	(17)	(5)	(22)
Ending Balance	$(49)	$(15)	$(64)	$(49)	$(15)	$(64)

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(29)	$(6)	$(35)	$(25)	$(6)	$(31)
Provision for loan losses	(1)	(2)	(3)	(5)	(2)	(7)
Ending Balance	$(30)	$(8)	$(38)	$(30)	$(8)	$(38)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of September 30, 2023 and September 30, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$493	$379	$1,405	$1,062
Equity securities	8	7	24	23
Preferred securities	12	15	39	48
Mortgage loans	59	48	167	136
Invested cash and short-term investments	39	19	106	36
Limited partnerships	69	(55)	171	116
Tax deferred property exchange income	44	35	128	49
Other investments	25	13	63	27
Gross investment income	749	461	2,103	1,497
Investment expense	(63)	(50)	(188)	(145)
Interest and investment income	$686	$411	$1,915	$1,352
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $102 million and $29 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $236 million and $67 million for the nine months ended September 30, 2023 and September 30, 2022.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)		(In millions)
Net realized losses on fixed maturity available-for-sale securities	$(32)	$(57)	$(137)	$(153)
Net realized/unrealized losses on equity securities (1)	(33)	(51)	(37)	(423)
Net realized/unrealized gains (losses) on preferred securities (2)	1	(8)	(7)	(216)
Realized gains (losses) on other invested assets	9	(54)	(20)	(64)
Change in allowance for expected credit losses	(7)	(8)	(30)	(20)
Derivatives and embedded derivatives:
Realized losses on certain derivative instruments	(30)	(74)	(184)	(59)
Unrealized (losses) gains on certain derivative instruments	(297)	(70)	14	(787)
Change in fair value of reinsurance related embedded derivatives (3)	36	94	34	357
Change in fair value of other derivatives and embedded derivatives	(3)	(2)	—	(10)
Realized losses on derivatives and embedded derivatives	(294)	(52)	(136)	(499)
Recognized gains and losses, net	$(356)	$(230)	$(367)	$(1,375)
(1) Includes net valuation losses of $22 million and $52 million for the three months ended September 30, 2023 and 2022, respectively, and net valuation losses of $12 million and $440 million for the nine months ended September 30, 2023 and 2022, respectively.
(2) Includes net valuation gains (losses) of $2 million and $(6) million for the three months ended September 30, 2023 and 2022, respectively, and net valuation gains (losses) of $52 million and $(213) million for the nine months ended September 30, 2023 and 2022, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Somerset and Aspida Re.
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $43 million and $105 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $42 million and $384 million for the nine months ended September 30, 2023 and September 30, 2022, respectively .
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Proceeds	$880	$731	$1,978	$2,566
Gross gains	—	3	7	8
Gross losses	(27)	(58)	(109)	(157)
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
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-

backed securities and residential mortgage-backed securities included in Fixed maturity securities available for sale on our unaudited Condensed Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,920	$4,525	$2,427	$4,030
Fixed maturity securities	19,320	21,091	15,680	17,404
Total unconsolidated VIE investments	$22,240	$25,616	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

September 30, 2023
(In millions)
Blackstone Wave Asset Holdco (1)	$715

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA/IUL contracts, and reinsurance is as follows:

	September 30, 2023	December 31, 2022
Assets:	(In millions)
Derivative investments:
Call options	$420	$244
Other long-term investments:
Other embedded derivatives	23	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	313	279
	$756	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,556	$3,115
Accounts payable and accrued liabilities:
Interest rate swaps	16	—
Call options	2	—
	$3,572	$3,115
The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recognized gains and losses, net	(In millions)		(In millions)
Net investment (losses) gains:
Call options	$(308)	$(149)	$(155)	$(858)
Interest rate swaps	(19)	—	(19)	—
Futures contracts	(4)	(5)	1	(10)
Foreign currency forwards	4	10	3	22
Other derivatives and embedded derivatives	(3)	(2)	—	(10)
Reinsurance related embedded derivatives	36	94	34	357
Total net investment losses	$(294)	$(52)	$(136)	$(499)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$(265)	$(166)	$441	$(1,108)
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
Interest Rate Swaps

F&G utilizes interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Operations.
Reinsurance Related Embedded Derivatives
F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain fixed rate and deferred annuity business, including multiyear guaranteed annuity ("MYGA"), on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021, September 2022, and July 2023 to cede a quota share of MYGA business on a coinsurance funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties on the call options and interest rate swaps and reflect assumptions regarding this non-performance risk in the fair value of these derivatives. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following tables.

		September 30, 2023
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,131	$47	$8	$39
Morgan Stanley	*/Aa3/A+	2,865	32	38	—
Barclay's Bank	A+/A1/A+	6,809	73	81	—
Canadian Imperial Bank of Commerce	AA-/A2/A-	6,903	92	94	—
Wells Fargo	AA-/Aa2/A+	1,300	37	38	—
Goldman Sachs	A+/A1/A+	1,520	16	16	—
Credit Suisse	A+/A3/A+	198	6	6	—
Truist	A+/A2/A	2,853	78	77	1
Citibank	A+/Aa3/A+	1,400	11	11	—
JP Morgan	AA/Aa2/A+	543	12	12	—
Total		$28,522	$404	$381	$40

		December 31, 2022
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of September 30, 2023 and December 31, 2022, counterparties posted $381 million and $219 million, respectively, of collateral of which $290 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $40 million at September 30, 2023 and $33 million at December 31, 2022.
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
We held 419 and 409 futures contracts at September 30, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at September 30, 2023 and December 31, 2022, respectively.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $9 million and $12 million as of September 30, 2023 and December 31, 2022, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326, was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is an F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. F&G has yet to be served in Miller. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067, was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. F&G was served on September 15, 2023. Cooper also alleges that he is an F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. At this time, we do not believe the incident will have a material impact on our business, operations, or financials.

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. FNF has not been named a party in any of these lawsuits. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. The JPML assigned the MDL to Judge Allison Burroughs of the U.S. District Court for the District of Massachusetts. Following creation of the MDL, Miller was transferred to Judge Burroughs on October 6. Cooper, which is already before another judge in the District of Massachusetts, will be transferred through an intradistrict process. Judge Burroughs is likely to issue a Case Management Order with additional processes and a preliminary schedule as a next step in the consolidated litigations.

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
F&G Commitments
In our F&G segment, we have unfunded commitments as of September 30, 2023 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2023 is included below:

September 30, 2023
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,606
Whole loans	915
Fixed maturity securities, ABS	187
Direct Lending	859
Other fixed maturity securities, AFS	13
Commercial mortgage loans	35
Other assets	388
Other invested assets	59
Total	$4,062

Note G — Dividends
On November 7, 2023, our Board of Directors declared cash dividends of $0.48 per share, payable on December 29, 2023, to FNF common shareholders of record as of December 15, 2023.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,252	$—	$—	$1,252
Other revenues	577	582	37	1,196
Revenues from external customers	1,829	582	37	2,448
Interest and investment income, including recognized gains and losses, net	46	269	15	330
Total revenues	1,875	851	52	2,778
Depreciation and amortization	39	108	6	153
Interest expense	—	24	20	44
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	248	380	(25)	603
Income tax expense (benefit)	73	74	(6)	141
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	175	306	(19)	462
Equity in earnings of unconsolidated affiliates	15	—	—	15
Net earnings (loss) from continuing operations	$190	$306	$(19)	$477
Assets	$8,136	$63,596	$2,270	$74,002
Goodwill	2,789	1,749	292	4,830

As of and for the three months ended September 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$1,654	$—	$—	$1,654
Other revenues	623	702	46	1,371
Revenues from external customers	2,277	702	46	3,025
Interest and investment income, including recognized gains and losses, net	14	200	(33)	181
Total revenues	2,291	902	13	3,206
Depreciation and amortization	38	82	6	126
Interest expense	—	6	22	28
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	335	238	(70)	503
Income tax expense (benefit)	93	51	(8)	136
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	242	187	(62)	367
Net earnings (loss) from continuing operations	$242	$187	$(62)	$367
Assets	$8,906	$50,851	$1,968	$61,725
Goodwill	2,587	1,749	266	4,602

As of and for the nine months ended September 30, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$3,484	$—	$—	$3,484
Other revenues	1,629	1,523	136	3,288
Revenues from external customers	5,113	1,523	136	6,772
Interest and investment income, including recognized gains and losses, net	178	1,365	5	1,548
Total revenues	5,291	2,888	141	8,320
Depreciation and amortization	115	302	21	438
Interest expense	—	71	58	129
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	638	340	(117)	861
Income tax expense (benefit)	165	99	(19)	245
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	473	241	(98)	616
Equity in earnings of unconsolidated affiliates	16	—	—	16
Net earnings (loss) from continuing operations	$489	$241	$(98)	$632
Assets	$8,136	$63,596	$2,270	$74,002
Goodwill	2,789	1,749	292	4,830

As of and for the nine months ended September 30, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$5,582	$—	$—	$5,582
Other revenues	1,994	1,369	86	3,449
Revenues from external customers	7,576	1,369	86	9,031
Interest and investment income, including recognized gains and losses, net	(348)	353	(28)	(23)
Total revenues	7,228	1,722	58	9,008
Depreciation and amortization	105	238	18	361
Interest expense	—	23	66	89
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	851	1,065	(126)	1,790
Income tax expense (benefit)	261	254	(21)	494
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	590	811	(105)	1,296
Equity in earnings of unconsolidated affiliates	16	—	—	16
Net earnings (loss) from continuing operations	$606	$811	$(105)	$1,312
Assets	$8,906	$50,851	$1,968	$61,725
Goodwill	2,587	1,749	266	4,602
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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Nine months ended September 30,
	2023	2022
Cash paid for:	(In millions)
Interest	$122	$99
Income taxes	140	293
Deferred sales inducements	113	60
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	53	150
Change in purchases of investments available for sale payable in period	145	157
Lease liabilities recognized in exchange for lease right-of-use assets	29	59
Remeasurement of lease liabilities	53	52
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	304	235
Less: Total Purchase price	299	161
Liabilities and noncontrolling interests assumed	$5	$74
Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2023	2022	2023	2022
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$524	$688	$1,493	$2,314
Agency title insurance premiums	Agency title insurance premiums	Title	728	966	1,991	3,268
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	582	702	1,523	1,369
Home warranty	Escrow, title-related and other fees	Title	43	52	110	129
Total revenue from insurance contracts			1,877	2,408	5,117	7,080
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	211	239	590	798
Other title-related fees and income	Escrow, title-related and other fees	Title	167	187	482	593
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	85	84	247	270
Real estate technology	Escrow, title-related and other fees	Corporate and other	38	41	114	120
Total revenue from contracts with customers			501	551	1,433	1,781
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	71	61	200	204
Other	Escrow, title-related and other fees	Corporate and other	(1)	5	22	(34)
Interest and investment income	Interest and investment income	Various	686	411	1,915	1,352
Recognized gains and losses, net	Recognized gains and losses, net	Various	(356)	(230)	(367)	(1,375)
Total revenues	Total revenues		$2,778	$3,206	$8,320	$9,008

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2023	December 31, 2022
	(In millions)
Trade receivables	$317	$349
Deferred revenue (contract liabilities)	336	271

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months and nine months ended September 30, 2023, we recognized $44 million and $79 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(In millions)
Customer relationships and contracts	$190	$202
VOBA	1,487	1,615
DAC	2,012	1,411
DSI	297	200
Value of distribution asset	90	100
Computer software	272	196
Definite lived trademarks, tradenames, and other	30	27
Indefinite lived tradenames and other	61	60
Total Other intangible assets, net	$4,439	$3,811
The following tables roll forward VOBA by product for the nine months ended September 30, 2023 and September 30, 2022.

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(106)	(4)	(8)	(7)	(3)	(128)
Balance at September 30, 2023	$1,060	$28	$193	$136	$70	$1,487

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(113)	(5)	(9)	(7)	(2)	(136)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at September 30, 2022	$1,201	$34	$203	$146	$75	$1,659

VOBA amortization expense of $128 million and $136 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table presents a reconciliation of VOBA to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
FIA	$1,060	$1,166
Fixed Rate Annuities	28	32
Immediate Annuities	193	201
Universal Life	136	143
Traditional Life	70	73
Total	$1,487	$1,615

The following tables roll forward DAC by product for the nine months ended September 30, 2023 and September 30, 2022.

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	371	119	167	657
Amortization	(75)	(35)	(25)	(135)
Reinsurance related adjustments	—	79	—	79
Balance at September 30, 2023	$1,267	$246	$490	$2,003

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	331	41	141	513
Amortization	(47)	(7)	(15)	(69)
Balance at September 30, 2022	$848	$72	$299	$1,219
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $135 million and $69 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table presents a reconciliation of DAC to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
FIA	$1,267	$971
Fixed Rate Annuities	246	83
Universal Life	490	348
Funding Agreements	9	9
Total	$2,012	$1,411
The following tables roll forward DSI for the nine months ended September 30, 2023 and September 30, 2022:

	FIA	Total
	(In millions)
Balance at January 1, 2023	$200	$200
Capitalization	112	112
Amortization	(15)	(15)
Balance at September 30, 2023	$297	$297

	FIA	Total
	(In millions)
Balance at January 1, 2022	$127	$127
Capitalization	60	60
Amortization	(10)	(10)
Balance at September 30, 2022	$177	$177
DSI amortization expense of $15 million and $10 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table presents a reconciliation of DSI to the table above, which is included in Other intangible assets, net in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
FIA	$297	$200
Total	$297	$200
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
F&G reviews cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (FIA and fixed rate annuities) including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought F&G more in line with Company and overall industry experience since the prior assumption update.
For the in-force liabilities as of September 30, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2023	$40
2024	152
2025	140
2026	128
2027	116
Thereafter	911

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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$508	$323	$642	$1,287	$1,319	$2,057	$1,248	$1,996
Ceded	(26)	(31)	(31)	(717)	(79)	(136)	(98)	(1,600)
Net	$482	$292	$611	$570	$1,240	$1,921	$1,150	$396

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. F&G did not write off any significant reinsurance balances during the three and nine months ended September 30, 2023 and September 30, 2022. F&G did not commute any ceded reinsurance treaties during the three and nine months ended September 30, 2023 and September 30, 2022.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. The expected credit loss reserves were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Balance at Beginning of Period	$(9)	$(19)	$(10)	$(20)
Changes in the expected credit loss reserve	(1)	—	—	1
Balance at End of Period	$(10)	$(19)	$(10)	$(19)
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Everlake Reinsurance Transaction. Effective September 1, 2023, F&G executed a Coinsurance Agreement with Everlake Life Insurance Company (“ELIC”), a third party reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a coinsurance basis, certain MYGA business written effective September 1, 2023. The policies are ceded on a thirty percent (30%) quota share basis. As the policies ceded to ELIC are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a funds withheld coinsurance basis, certain MYGA business written effective January 1, 2021. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued from September 1, 2022 through June 30, 2023, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month. For the month of March 2023 only, the premiums cap increased to $450 million. Effective July 1, 2023, the agreement was amended to provide that reinsured policies issued on or after July 1, 2023 are ceded on a sixty percent (60%) quota share basis, capped at $230 million cession per month. As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
New Reinsurance Transaction. Effective December 31, 2022, F&G entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. (“New Re”), a third-party reinsurer, to cede a quota share of certain FIA policies and related waiver of surrender charges, issued after January 1, 2022, on a coinsurance and yearly renewable term basis. Effective July 1, 2023, the agreement was amended to reinsure additional FIA products. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges and return of premium. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
There have been no other significant changes to reinsurance contracts for the three and nine months ended September 30, 2023.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of September 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of September 30, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of September 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On September 30, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $5,326 million, $1,126 million, and $535 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of September 30, 2023.
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
FGL Insurance applies Iowa-prescribed accounting practices prescribed by 191 Iowa Administrative Code ("IAC") 97, "Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve", for its fixed indexed annuities ("FIA") products, and as of October 1, 2022, indexed universal life ("IUL") products. Under these alternative accounting practices, the call option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the call options associated with the current index term is zero regardless of the observable market value for such options. This resulted in a $113 million and $152 million decrease to statutory capital and surplus at September 30, 2023 and December 31, 2022, respectively.
Based on a permitted practice received from the Iowa Insurance Department, FGL Insurance carries one of its limited partnership interests, which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in a $16 million and $13 million increase to statutory capital and surplus at September 30, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at September 30, 2023 and December 31, 2022, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $121 million and $121 million at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to a customary working capital adjustment.
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to TitlePoint's assets acquired based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. In connection with the acquisition, we recorded preliminary fair value estimates for goodwill, other intangible assets and other assets of $165 million, $54 million and $6 million, respectively, as of September 30, 2023.
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the TitlePoint acquisition consist of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:	(In millions)
Customer relationships	$3	10
Trade name	4	10
Software	47	7
Total Other intangible assets	$54
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

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following:

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:	(In millions)
Customer relationships	$46	10
Trade name	7	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$55

Note O — Notes Payable
Notes payable consists of the following:

	September 30, 2023	December 31, 2022
	(In millions)
4.50% Notes, net of discount	$446	$445
3.40% Notes, net of discount	644	644
2.45% Notes, net of discount	594	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(2)	(3)
F&G Credit Agreement	511	547
7.40% F&G Notes	495	—
5.50% F&G Notes	563	567
	$3,695	$3,238
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% F&G Notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.40% F&G Notes are the senior unsecured, unsubordinated obligations of F&G and are guaranteed on an unsecured, unsubordinated basis by each of F&G's subsidiaries that are guarantors of its obligations under the F&G Credit Agreement (the “Guarantors”). The interest rate payable on the 7.40% F&G Notes will be subject to adjustment from time to time if either S&P or Fitch (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to the 7.40% F&G Notes. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The Senior notes were registered under the Securities Act of 1933 (as amended).
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

The F&G Credit Agreement matures on the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150 million or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date, as defined in the F&G Credit Agreement, or certain other conditions are met. Revolving loans under the F&G Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. On February 21, 2023, F&G amended the F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The amendment to the F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million.

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

On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2023, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.

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
Gross principal maturities of notes payable at September 30, 2023 are as follows:

(In millions)
2023 (remaining)	$515
2024	—
2025	550
2026	—
2027	—
Thereafter	2,650
$3,715

Note P — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the nine months ended September 30, 2023 and the years ended December 31, 2022 and December 31, 2021:

	September 30, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
	(Dollars in millions)
Balance, beginning of period, net liability	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(12)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	93	—	107	1	99	1
Actual policyholder behavior different from expected	20	—	43	—	(22)	—
Changes in assumptions and other	18	—	(76)	—	—	—
Effects of market related movements	(133)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$88	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	71	—	62	—	146	1
Balance, end of period, net liability	$159	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.34	72.78	68.59	72.88	68.95	73.10
Net amount at risk	$896	$2	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
FIA	$118	$277	$159	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$118	$278	$160	$117	$282	$165	$41	$469	$428

The net MRB liability decreased for the nine months ended September 30, 2023, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, partially offset by attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions and other as discussed below.
For the nine months ended September 30, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase to risk-free rates leading to a favorable change in the MRBs associated with FIA and fixed rate annuities; increases in the equity market related projections resulting in a decrease in the net amount at risk associated with FIAs, leading to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, leading to a corresponding unfavorable change in the MRBs associated with both FIA and fixed rate annuities.

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to F&G's deferred annuities (FIA and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought F&G more in line with Company and overall industry experience since the prior assumption update. These updates, in total, led to an increase in the net MRB liability during the nine months ended September 30, 2023.

The net MRB liability decreased for the year ended December 31, 2022, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and changes in assumptions and other as discussed below, partially offset by attributed fees collected and increases as a result of actual policyholder behavior different than expected.

For the year ended December 31, 2022, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase to risk-free rates leading to a favorable change in the MRBs associated with both FIA and fixed rate annuities; decreases in the equity markets resulting in an increase in the net amount at risk associated with FIAs, leading to an unfavorable change in the value of the associated MRBs; and volatility indices increased, leading to an unfavorable change in the MRBs associated with FIAs.

Cash flow assumptions for mortality and full and partial surrenders were unchanged during the annual third quarter review in 2022. The GMWB utilization assumption was revised in the second quarter of 2022 to reflect additional internal and industry experience for the first several contract years. This assumption update led to a decrease in the net MRB liability. In addition, F&G’s credit spread increased during 2022, leading to a corresponding decrease in the net MRB liability. Credit spreads on the block of business remain lower than the at-issue or at-purchase credit spreads, but the level has decreased since the beginning of 2022.

The net MRB liability decreased for the year ended December 31, 2021, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and decreases as a result of actual policyholder behavior different than expected, partially offset by attributed fees collected.

For the year ended December 31, 2021, notable changes made to the inputs to the fair value estimates of MRBs calculations included a moderate increase to risk-free rates leading to a favorable change in the MRBs associated with both FIA and fixed rate annuities and increases in the equity markets resulting in a decrease in the net amount at risk associated with FIAs, leading to a favorable change in the value of the associated MRBs.

Note Q — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	September 30, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	3,546	3,322	148	—	871
Premiums received	75	1	279	—	—
Policy charges (a)	(130)	—	(191)	—	—
Surrenders and withdrawals	(1,378)	(799)	(68)	—	—
Benefit payments	(389)	(176)	(21)	(41)	(538)
Interest credited	157	286	43	40	43
Other	20	(2)	—	(1)	—
Balance, end of year	$26,667	$11,990	$2,302	$2,611	$2,358
Embedded derivative adjustment (c)	(286)	—	47	—	—
Gross Liability, end of period	$26,381	$11,990	$2,349	$2,611	$2,358
Less: Reinsurance	(17)	(5,963)	(910)	—	—
Net Liability, after Reinsurance	$26,364	$6,027	$1,439	$2,611	$2,358

Weighted-average crediting rate	0.81%	3.62%	2.65%	N/A	N/A
Net amount at risk (d)	N/A	N/A	56,869	N/A	N/A
Cash surrender value (e)	24,337	11,480	1,810	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts, which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
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
(e) These amounts are gross of reinsurance

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$21,997	$6,367	$1,907	$1,904	$1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value (e)	188	5,992	1,698	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts, which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
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
(e) These amounts are gross of reinsurance

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value (e)	20,455	5,992	1,572	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts, which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
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
(e) These amounts are gross of reinsurance

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022	December 31, 2021
	(In millions)
FIA	$26,381	$24,423	$22,600
Fixed rate annuities	11,990	9,358	6,367
Immediate annuities	313	332	352
Universal life	2,349	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,611	2,613	1,904
FHLB	2,358	1,982	1,543
PRT	4	3	1
Total	$46,011	$40,843	$34,753

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$24,130	$773	$400	$893	$26,196
1.51%-2.50%	133	—	1	—	134
Greater than 2.50%	335	—	2	—	337
Total	$24,598	$773	$403	$893	$26,667

Fixed Rate Annuities
0.00%-1.50%	$23	$28	$1,714	$8,863	$10,628
1.51%-2.50%	7	13	26	385	431
Greater than 2.50%	917	2	4	8	931
Total	$947	$43	$1,744	$9,256	$11,990

Universal Life
0.00%-1.50%	$1,897	$4	$—	$20	$1,921
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	356	23	2	—	381
Total	$2,253	$27	$2	$20	$2,302

	December 31, 2022
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note R — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	September 30, 2023	December 31, 2022	December 31, 2021
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance at original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	6	33	25
Balance adjusted for variances from expectation	980	1,078	1,156
Interest accrual	14	20	22
Net premiums collected	(89)	(124)	(133)
Ending Balance at original discount rate	905	974	1,045
Effect of changes in discount rate assumptions	(196)	(177)	(25)
Balance, end of year	$709	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance at original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(16)	13	(14)
Balance adjusted for variances from expectation	2,649	2,819	2,981
Interest accrual	42	59	62
Benefits payments	(152)	(213)	(237)
Ending Balance at original discount rate	2,539	2,665	2,806
Effect of changes in discount rate assumptions	(558)	(514)	(34)
Balance, end of year	$1,981	$2,151	$2,772

Net liability for future policy benefits	$1,272	$1,354	$1,752
Less: Reinsurance recoverable	463	612	749
Net liability for future policy benefits, after reinsurance recoverable	$809	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	September 30, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance at original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(7)
Effect of actual variances from expected experience	(13)	4
Balance adjusted for variances from expectation	1,845	2,472
Issuances	17	1,237
Interest accrual	42	79
Benefits payments	(96)	(183)
Ending Balance at original discount rate	1,808	3,605
Effect of changes in discount rate assumptions	(495)	(453)
Balance, end of year	$1,313	$3,152

Net liability for future policy benefits	$1,313	$3,152
Less: Reinsurance recoverable	110	—
Net liability for future policy benefits, after reinsurance recoverable	$1,203	$3,152

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

	December 31, 2022
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,954	$1,148
Beginning balance at original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	118	—
Net liability for future policy benefits, after reinsurance recoverable	$1,311	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$2,153	$—
Beginning balance at original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	145	—
Net liability for future policy benefits, after reinsurance recoverable	$1,809	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	September 30, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
			(In millions)
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4		—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	10	1	16	—	39	—
Balance adjusted for variances from expectation	83	5	73	5	61	—
Issuances	2	—	1	—	$—	$7
Interest accrual	2	—	2	—	2	—
Amortization	(5)	(1)	(7)	(1)	(6)	—
Balance, end of year	$82	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2023	December 31, 2022	December 31, 2021
	(In millions)
Traditional Life	$1,272	$1,354	$1,752
Immediate annuities	1,313	1,429	1,954
PRT	3,152	2,165	1,148
Immediate annuities DPL	82	69	57
PRT DPL	4	4	7
Total	$5,823	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Traditional Life	(In millions)
Expected future benefit payments	$2,996	$3,146	$1,984	$2,646
Expected future gross premiums	1,116	1,209	772	1,060
Immediate annuities
Expected future benefit payments	$3,227	$3,472	$1,313	$1,883
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$5,445	$3,191	$3,605	$2,255
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Traditional Life	$94	$104	$28	$29
Immediate annuities	18	20	42	45
PRT	1,207	1,125	79	31
Total	$1,319	$1,249	$149	$105
(a) Included in Life insurance premiums and other fees on the Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the Condensed Consolidated Statements of Earnings.
The following table presents the weighted-average interest rate:

	September 30, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.63%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.14%	3.07%	3.04%
Current discount rate	5.74%	5.21%	3.07%
PRT
Interest accretion rate	4.24%	3.20%	1.20%
Current discount rate	6.03%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.0%	1.9%
Expected experience	1.4%	1.6%	2.2%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and; therefore, capped at 100%) (dollars in millions):

	September 30, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,117	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,117	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$—	Term with ROP Non-NY Cohort	$—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the nine months ended September 30, 2023 and the year ended December 31, 2022 as follows:

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised the lapse assumption, resulting in a slight decrease to the FPB. There have been no other significant changes.

Market data that underlies current discount rates was updated in the first nine months of 2023 from that utilized in 2022 resulting in increased discount rates that drove a material decrease to the FPB.
In 2022, F&G similarly undertook a review in the third quarter of the significant cash flow assumptions and did not make any changes to mortality or lapses.

Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected net premiums and expected FPBs due to discount rate changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first nine months of 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first nine months of 2023 from 2022 resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumption and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflict; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2022 and other filings with the SEC.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 15, 2023, estimates (actual for fiscal year 2022) the size of the U.S. residential mortgage originations market as shown in the following table for 2022 - 2025 in its "Mortgage Finance Forecast" (in trillions):

	2025	2024	2023	2022
Purchase transactions	$1.6	$1.5	$1.3	$1.6
Refinance transactions	$0.6	$0.5	$0.3	$0.7
Total U.S. mortgage originations forecast	$2.2	$2.0	$1.6	$2.3
As of October 15, 2023, the MBA expects residential purchase transactions, residential refinance transactions and overall mortgage originations to decrease in 2023 before increasing in 2024 and 2025.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 5.25% and 5.50% as of September 2023. Average interest rates for a 30-year fixed rate mortgage increased to 7.0% and 6.7% for the three and nine months ended September 30, 2023, as compared to 5.6% and 4.8% for the corresponding periods of 2022. On November 1, 2023, the Federal Reserve held the benchmark interest rate steady at 5.25% to 5.50% .
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2022, which has continued into 2023. Existing-home sales decreased 2% in September 2023 as compared to the corresponding period in 2022 while median existing-home sales prices increased to $394,300, or approximately 3%, from the corresponding period in 2022.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.8% and 3.5% in September 2023 and 2022, respectively, which was near the record-low of 3.5% set in February 2020.
Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In the first half of 2022, we experienced strong demand in commercial real estate markets and, therefore, experienced relatively high volumes and fee-per-file in our commercial business when compared to historical results. In the three and nine months ended September 30, 2023, order volumes and fee per file decreased when compared with the prior year period.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of September 30, 2023 and December 31, 2022 are summarized as follows:

	As of September 30, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Fixed indexed annuities (“FIA”)	$26,659	$(17)	$26,642
Fixed rate annuities	11,991	(5,963)	6,028
Single premium immediate annuities (“SPIA”) and other	1,708	(110)	1,598
IUL and other life	3,625	(1,372)	2,253
Funding agreement backed notes ("FABN")	4,969	—	4,969
PRT	3,160	—	3,160
Total	$52,112	$(7,462)	$44,650

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729
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
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the nine months ended September 30, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note C Fair Value of Financial Instruments and Note E Derivative Financial Instruments to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues:
Direct title insurance premiums	$524	$688	$1,493	$2,314
Agency title insurance premiums	728	966	1,991	3,268
Escrow, title-related and other fees	1,196	1,371	3,288	3,449
Interest and investment income	686	411	1,915	1,352
Recognized gains and losses, net	(356)	(230)	(367)	(1,375)
Total revenues	2,778	3,206	8,320	9,008
Expenses:
Benefits and other changes in policy reserves	292	570	1,921	396
Personnel costs	734	796	2,166	2,458
Agent commissions	564	747	1,534	2,521
Other operating expenses	380	430	1,134	1,329
Market risk benefit (gains) losses	(49)	(68)	(20)	(187)
Depreciation and amortization	153	126	438	361
Provision for title claim losses	57	74	157	251
Interest expense	44	28	129	89
Total expenses	2,175	2,703	7,459	7,218
Earnings before income taxes and equity in earnings of unconsolidated affiliates	603	503	861	1,790
Income tax expense	141	136	245	494
Equity in earnings of unconsolidated affiliates	15	—	16	16
Net earnings	$477	$367	$632	$1,312
 Revenues.
Total revenues decreased by $428 million in the three months ended September 30, 2023 and decreased by $688 million in the nine months ended September 30, 2023 compared to the corresponding periods in 2022.
Net earnings increased by $110 million in the three months ended September 30, 2023 and decreased by $680 million in the nine months ended September 30, 2023 compared to the corresponding periods in 2022.
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
Income tax expense was $141 million and $136 million in the three months ended September 30, 2023 and 2022, respectively, and $245 million and $494 million in the nine months ended September 30, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was 23% and 27% in the three months ended September 30, 2023 and 2022, respectively and 28% and 28% in the nine months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended September 30, 2023 as compared to the corresponding period in 2022 is primarily attributable to an increase in deferred tax asset valuation allowance in 2022, partially offset by an additional increase to deferred tax asset valuation allowance in 2023. The majority of the valuation allowance increase is associated with tax benefits from deferred tax assets related to recognized valuation losses on equity securities that we will not more likely than not be able to realize for tax purposes.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:	(In millions)
Direct title insurance premiums	$524	$688	$1,493	$2,314
Agency title insurance premiums	728	966	1,991	3,268
Escrow, title-related and other fees	577	623	1,629	1,994
Interest and investment income	92	62	252	124
Recognized gains and losses, net	(46)	(48)	(74)	(472)
Total revenues	1,875	2,291	5,291	7,228
Expenses:
Personnel costs	654	725	1,908	2,322
Agent commissions	564	747	1,534	2,521
Other operating expenses	313	372	939	1,178
Depreciation and amortization	39	38	115	105
Provision for title claim losses	57	74	157	251
Total expenses	1,627	1,956	4,653	6,377
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$248	$335	$638	$851
Orders opened by direct title operations (in thousands)	318	363	973	1,328
Orders closed by direct title operations (in thousands)	224	278	645	1,006
Fee per file (in dollars)	$3,618	$3,621	$3,561	$3,323
Total revenues for the Title segment decreased by $416 million, or 18%, in the three months ended September 30, 2023 and decreased by $1,937 million, or 27% in the nine months ended September 30, 2023 from the corresponding periods in 2022.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2023	Total	2022	Total	2023	Total	2022	Total
	(Dollars in millions)
Title premiums from direct operations	$524	42%	$688	42%	$1,493	43%	$2,314	41%
Title premiums from agency operations	728	58	966	58	1,991	57	3,268	59
Total title premiums	$1,252	100%	$1,654	100%	$3,484	100%	$5,582	100%
Title premiums decreased by $402 million, or 24% in the three months ended September 30, 2023 from the corresponding period in 2022. The decrease was comprised of a decrease in Title premiums from direct operations of $164 million, or 24%, and a decrease in Title premiums from agency operations of $238 million, or 25%.
Title premiums decreased by $2,098 million, or 38%, in the nine months ended September 30, 2023 as compared to the corresponding period in 2022. The decrease was comprised of a decrease in Title premiums from direct operations of $821 million, or 35%, and a decrease in Title premiums from agency operations of $1,277 million or 39%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Opened title insurance orders from purchase transactions (1)	80%	76%	79%	70%
Opened title insurance orders from refinance transactions (1)	20	24	21	30
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	80%	76%	80%	66%
Closed title insurance orders from refinance transactions (1)	20	24	20	34
	100%	100%	100%	100%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the three and nine months ended September 30, 2023 from the corresponding period in 2022. The decreases were primarily attributable to decreased closed order volume, partially offset by increases in the average fee per file, which were driven by increases in the proportion of purchase transactions versus refinance transactions.
We experienced a significant decrease in closed title insurance order volumes from both purchase and refinance transactions in the three and nine months ended September 30, 2023 from the corresponding periods in 2022. Total closed order volume was 224,000 in the three months ended September 30, 2023 compared to 278,000 in the three months ended September 30, 2022 and 645,000 in the nine months ended September 30, 2023 compared to 1,006,000 in the nine months ended September 30, 2022. This represented an overall decrease of 19% and 36% in the three and nine months ended September 30, 2023, respectively, from the corresponding periods in 2022. The decreases were primarily attributable to higher average mortgage interest rates in the three and nine months ended September 30, 2023 when compared to the corresponding periods in 2022.
Total opened title insurance order volume decreased in the three and nine months ended September 30, 2023 from the corresponding periods in 2022. The decreases were attributable to decreased opened title orders from both purchase and refinance transactions.
The average fee per file in our direct operations was $3,618 and $3,561 in the three and nine months ended September 30, 2023, respectively, compared to $3,621 and $3,323 in the three and nine months ended September 30, 2022. The increase in average fee per file in the nine months ended September 30, 2023 reflects an increased proportion of purchase transactions relative to total closed orders compared to the corresponding periods in 2022. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $238 million, or 25%, in the three months ended September 30, 2023 and decreased $1,277 million, or 39% in the nine months ended September 30, 2023 from the corresponding period in 2022. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with recent trends in our direct business.
Escrow, title-related and other fees decreased by $46 million, or 7%, in the three months ended September 30, 2023 and decreased $365 million or 18% in the nine months ended September 30, 2023 from the corresponding periods in 2022. Escrow fees decreased by $28 million, or 12%, in the three months ended September 30, 2023 and $208 million, or 26% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The decreases in the three and nine month periods were primarily attributable to the decrease in residential refinance transactions, which have relatively higher escrow fees per transaction than residential purchase and commercial transactions. Other fees, excluding escrow fees, decreased by $18 million, or 5%, in the three months ended September 30, 2023 and decreased by $157 million, or 13% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The decreases in Other fees were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $30 million, or 48%, in the three months ended September 30, 2023 and increased $128 million, or 103% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The increases were primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments when compared to the corresponding period in 2022.
Net recognized losses were $46 million and $48 million in the three months ended September 30, 2023 and 2022, respectively. Net recognized losses were $74 million and $472 million in the nine months ended September 30, 2023 and 2022, respectively. The variations in recognized gains and losses, net in the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $71 million, or 10%, in the three months ended September 30, 2023 and decreased $414 million, or 18% in the nine months ended September 30, 2023 compared to the corresponding periods in 2022. The decreases are due to lower average head count in the 2023 periods in response to the decline in title orders. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 59% and 55% for the three months ended September 30, 2023 and 2022, respectively, and 61% and 54% for the nine months ended September 30, 2023 and 2022, respectively. Average employee count in the Title segment was 21,486 and 24,485 in the three months ended September 30, 2023 and 2022, respectively, and 21,510 and 25,914 in the nine months ended September 30, 2023 and 2022, respectively.
Other operating expenses decreased by $59 million, or 16%, in the three months ended September 30, 2023, and decreased by $239 million, or 20% in the nine months ended September 30, 2023 from the corresponding periods in 2022. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28% and 28% in the three months ended September 30, 2023 and 2022, respectively, and 30% and 27% in the nine months ended September 30, 2023 and 2022, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2022:

	Three months ended September 30,				Nine months ended September 30,
	2023	%	2022	%	2023	%	2022	%
	(Dollars in millions)
Agent premiums	$728	100%	$966	100%	$1,991	100%	$3,268	100%
Agent commissions	564	77%	747	77%	1,534	77%	2,521	77%
Net retained agent premiums	$164	23%	$219	23%	$457	23%	$747	23%
The claim loss provision for title insurance was $57 million and $74 million for the three months ended September 30, 2023 and 2022, respectively, and $157 million and $251 million for the nine months ended September 30, 2023, and 2022, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority-owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations ("IMOs"), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes ("FABN") and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.

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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature, but may vary in duration based on participant mortality experience.
Under GAAP, premium collections for deferred annuities (FIAs and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds (i.e. amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC, DSI and URL, and other operating costs and expenses.
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during the nine months ended September 30, 2023 we have executed pay-float and receive-fixed interest rate swaps.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Revenues:
Life insurance premiums and other fees	$582	$702	$1,523	$1,369
Interest and investment income	578	340	1,622	1,216
Recognized gains and (losses), net	(309)	(140)	(257)	(863)
Total revenues	851	902	2,888	1,722
Benefits and expenses:
Benefits and other changes in policy reserves	292	570	1,921	396
Market risk benefit (gains) losses	(49)	(68)	(20)	(187)
Depreciation and amortization	108	82	302	238
Personnel costs	58	46	167	110
Other operating expenses	38	28	107	77
Interest expense	24	6	71	23
Total benefits and expenses	471	664	2,548	657

Earnings before income taxes	$380	$238	$340	$1,065
Income tax expense	74	51	99	254
Net earnings	$306	$187	$241	$811
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Life-contingent pension risk transfer premiums	$470	$605	$1,207	$1,125
Traditional life insurance premiums	4	4	15	11
Life-contingent immediate annuity premiums	8	3	19	15
Surrender charges	27	15	66	38
Policyholder fees and other income	73	75	216	180
Life insurance premiums and other fees	$582	$702	$1,523	$1,369
•Life insurance premiums and other fees decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022 , respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily reflecting higher amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.

•Policyholder fees and other income were relatively unchanged for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Policyholder fees and other income were higher in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads, net of changes in URL. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Fixed maturity securities, available-for-sale	$476	$364	$1,356	$1,019
Equity securities	5	4	14	12
Preferred securities	9	10	31	36
Mortgage loans	59	48	167	136
Invested cash and short-term investments	19	10	52	23
Limited partnerships	68	(55)	169	116
Other investments	5	8	19	15
Gross investment income	$641	$389	$1,808	$1,357
Investment expense	(63)	(49)	(186)	(141)
Interest and investment income	$578	$340	$1,622	$1,216
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $102 million and $236 million for the three and nine months ended September 30, 2023, respectively, and $29 million and $67 million for the three and nine months ended September 30, 2022, respectively.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Net realized and unrealized losses on fixed maturity available-for-sale securities, equity securities and other invested assets	$(11)	$(81)	$(88)	$(350)
Change in allowance for expected credit losses	(4)	(7)	(33)	(14)
Net realized and unrealized losses on certain derivatives instruments	(327)	(144)	(170)	(846)
Change in fair value of reinsurance related embedded derivatives	36	94	34	357
Change in fair value of other derivatives and embedded derivatives	(3)	(2)	—	(10)
Recognized gains and losses, net	$(309)	$(140)	$(257)	$(863)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $43 million and $42 million for the three and nine months ended September 30, 2023, respectively, and $105 million and $384 million for the three and nine month periods ended September 30, 2022, respectively.
•For the three and nine months ended September 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by and mark-to-market gains on our equity securities and realized gains on other invested assets.

•For the three and nine months ended September 30, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.

•For all periods, net realized and unrealized losses on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains (losses) on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.

•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our product hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Call options:
Realized (losses) gains	$(34)	$(79)	$(193)	$(75)
Change in unrealized (losses) gains	(274)	(70)	38	(783)
Futures contracts:
(Losses) gains on futures contracts expiration	—	(4)	6	(6)
Change in unrealized gains (losses)	(4)	(1)	(5)	(4)
Interest rate swaps	(19)	—	(19)	—
Foreign currency forward:
Gains on foreign currency forward	4	10	3	22
Total net change in fair value	$(327)	$(144)	$(170)	$(846)

Annual Point-to-Point Change in S&P 500 Index during the periods	(4)%	(5)%	12%	(25)%
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
•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.

The average index credits to policyholders are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Average Crediting Rate	3%	—%	1%	1%
S&P 500 Index:
Point-to-point strategy	3%	—%	1%	1%
Monthly average strategy	2%	—%	1%	2%
Monthly point-to-point strategy	—%	—%	—%	1%
3 year high water mark	5%	13%	8%	12%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
PRT agreements	$479	$609	$1,233	$1,141
FIA/IUL market related liability movements	(432)	(209)	56	(1,323)
Index credits, interest credited & bonuses	239	118	543	472
Other changes in policy reserves	6	52	89	106
Total benefits and other changes in policy reserves	$292	$570	$1,921	$396
•PRT agreements decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, reflecting the timing of PRT transactions and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three and nine months ended September 30, 2023 and September 30, 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads decreased the FIA market related liability by $196 million and $189 million during the three months ended September 30, 2023 and September 30, 2022, respectively. The change in risk free rates and non-performance spreads decreased the FIA market related liability by $190 million and $748 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.

•Index credits, interest credited & bonuses for the three months ended September 30, 2023, were higher compared to the three months ended September 30, 2022, and primarily reflected higher amounts for FIA policies and fixed rate annuities, net of reinsurance, as a result of market movements during the respective periods and higher credits for PRT based on the growth in the portfolio. Index credits, interest credited & bonuses for the nine months ended September 30, 2023, were higher compared to the nine months ended September 30, 2022, and primarily reflected higher amounts for PRT and fixed rate annuities partially offset by lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
Market Risk Benefit (Gains) losses
Below is a summary of market risk benefit gains:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Market risk benefits (gains) losses	$(49)	$(68)	$(20)	$(187)
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Changes in market risk benefit (gains) losses for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily reflect a favorable GMWB utilization assumption change in 2022, less favorable market related movements and higher attributed fees. In addition, actual policyholder behavior for the three and nine months ended September 30, 2023 was more in line with expected, as compared to the three and nine months ended September 30, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Amortization of VOBA, DAC and DSI	$101	$77	$280	$216
Amortization of other intangible assets and other depreciation	7	5	22	22
Total depreciation and amortization	$108	$82	$302	$238
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 and reflected increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the FIA and fixed-rate annuity blocks that occurred in the third quarter of 2023.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Personnel costs	$58	$46	$109	$64
Other operating expenses	38	28	69	49
Total personnel costs and other operating costs	$96	$74	$178	$113

•Personnel costs and other operating expenses for the three and nine months ended September 30, 2023 were higher compared to the three and nine months ended September 30, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.

Other Items Affecting Net Earnings
Income Tax Expense
Below is a summary of the major components included in income tax expense:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Dollars in millions)
Earnings before taxes	$380	$238	$340	$1,065

Income tax expense before valuation allowance	79	51	65	216
Change in valuation allowance	(5)	—	34	38
Income tax expense	$74	$51	$99	$254
Effective rate	19%	21%	29%	24%
•Income tax expense for the three months ended September 30, 2023 was $74 million, compared to income tax expense of $51 million for the three months ended September 30, 2022. The effective tax rate was 19% and 21% for the three months ended September 30, 2023 and September 30, 2022 respectively. The increase in income tax expense quarter over quarter is primarily related to the increase in pre-tax income.
•Income tax expense for the nine months ended September 30, 2023 was $99 million, compared to income tax expense of $254 million for the nine months ended September 30, 2022. The effective tax rate was 29% and 24% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.

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
Our investment portfolio is designed to contribute stable earnings, excluding short term mark to market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of September 30, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $46 billion and $41 billion, respectively, and was divided among the following asset classes and sectors:

	September 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$99	—%	$32	—%
United States Government sponsored entities	34	—%	42	—%
United States municipalities, states and territories	1,485	3%	1,410	3%
Foreign Governments	206	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,332	14%	5,085	12%
Manufacturing, construction and mining	863	2%	737	2%
Utilities, energy and related sectors	2,128	5%	2,275	6%
Wholesale/retail trade	2,090	5%	2,008	5%
Services, media and other	3,417	7%	2,794	7%
Hybrid securities	601	1%	705	2%
Non-agency residential mortgage-backed securities	2,135	5%	1,479	4%
Commercial mortgage-backed securities	4,109	9%	3,036	7%
Asset-backed securities	8,448	18%	7,245	18%
Collateral loan obligations ("CLO")	4,924	11%	4,222	10%
Total fixed maturity available for sale securities	36,871	80%	31,218	76%
Equity securities (a)	721	2%	823	2%
Limited partnerships:
Private equity	1,153	2%	1,129	3%
Real assets	450	1%	431	1%
Credit	1,036	2%	867	2%
Limited Partnerships	$2,639	5%	$2,427	6%
Commercial mortgage loans	2,148	5%	2,083	5%
Residential mortgage loans	2,326	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,295	3%	809	2%
Short term investments	168	—%	1,556	4%
Total investments	$46,168	100%	$40,808	100%
(a) Includes investment grade non-redeemable preferred stocks ($564 million and $672 million as of September 30, 2023 and December 31, 2022, respectively).
Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in primarily high-grade fixed-income assets across a wide range of sectors, including Corporate securities, U.S. Government and government-sponsored agency securities, and Structured securities, among others.
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio at September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
NRSRO Rating	NAIC Designation	Fair Value	Fair Value Percent	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$23,567	64%	$18,681	60%
BBB	2	11,373	31%	10,737	34%
BB	3	1,598	4%	1,425	5%
B	4	164	1%	236	1%
CCC	5	66	—%	67	—%
CC and lower	6	103	—%	72	—%
Total		$36,871	100%	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2023 and December 31, 2022. Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the September 30, 2023 classifications:

	September 30, 2023
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$8,448	22%
CLO securities	4,924	13%
Commercial mortgage backed securities	4,109	11%
Diversified financial services	2,965	8%
Banking	2,141	6%
Whole loan collateralized mortgage obligation	1,796	5%
Municipal	1,485	4%
Insurance	1,474	4%
Electric	1,001	3%
Telecommunications	607	2%
Total	$28,950	78%

	December 31, 2022
Top 10 Industry Concentration	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage obligation	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life Insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial mortgage-backed securities	571	2%
Total	$24,227	76%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2023 and December 31, 2022, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:	(In millions)
Due in one year or less	$270	$264	$124	$123
Due after one year through five years	3,202	3,040	2,193	2,059
Due after five years through ten years	2,481	2,210	1,840	1,633
Due after ten years	15,249	11,707	14,417	11,379
Subtotal	$21,202	$17,221	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	$13,880	$13,372	$12,209	$11,467
Commercial-mortgage-backed securities	4,481	4,109	3,309	3,036
Residential mortgage-backed securities	2,321	2,169	1,631	1,521
Subtotal	$20,682	$19,650	$17,149	$16,024
Total fixed maturity available-for-sale securities	$41,884	$36,871	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $34 million and $50 million as of September 30, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022 approximately 96% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of September 30, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $5 million and $485 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at September 30, 2023 and December 31, 2022.

		September 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,594	78%	$5,570	77%
BBB	2	1,345	16%	1,232	17%
BB	3	405	5%	344	5%
B	4	50	1%	72	1%
CCC	5	8	—%	9	—%
CC and lower	6	46	—%	18	—%
Total		$8,448	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at September 30, 2023 and December 31, 2022.

		September 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$2,944	60%	$2,678	64%
BBB	2	1,474	30%	1,225	29%
BB	3	447	9%	256	6%
B	4	20	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	39	1%	35	1%
Total		$4,924	100%	$4,222	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $219 million and $188 million and an amortized cost of $268 million and $231 million as of September 30, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,264 million and $1,017 million and an amortized cost of $1,546 million and $1,248 million as of September 30, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of September 30, 2023 and December 31, 2022, respectively, with less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 as of September 30, 2023.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2023 and December 31, 2022, our mortgage loans on real estate portfolio each had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 57%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2023 and December 31, 2022, we had one CML that was delinquent in principal or interest payments or in process of foreclosure. See Note D - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

Residential Mortgage Loans
F&G's RMLs are closed end, amortizing loans, and 100% of the properties are in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in nonaccrual status.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	17	$103	$—	$(4)	$99
United States Government sponsored agencies	57	32	—	(4)	28
United States municipalities, states and territories	212	1,794	—	(331)	1,463
Foreign Governments	66	257	—	(57)	200
Corporate securities:
Finance, insurance and real estate	922	7,227	—	(1,070)	6,157
Manufacturing, construction and mining	145	1,068	—	(214)	854
Utilities, energy and related sectors	382	2,708	—	(659)	2,049
Wholesale/retail trade	448	2,636	—	(578)	2,058
Services, media and other	594	4,402	—	(1,010)	3,392
Hybrid securities	39	654	—	(72)	582
Non-agency residential mortgage-backed securities	369	1,943	(2)	(152)	1,789
Commercial mortgage-backed securities	493	3,362	(15)	(367)	2,980
Asset-backed securities	922	8,888	(15)	(622)	8,251
Total fixed maturity available for sale securities	4,666	35,074	(32)	(5,140)	29,902
Equity securities	47	665	—	(128)	537
Total investments	4,713	$35,739	$(32)	$(5,268)	$30,439

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $5,268 million and $4,744 million as of September 30, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $35,739 million and $34,164 million as of September 30, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 85% for Finance, insurance and real estate as of September 30, 2023. In the aggregate, Finance, insurance and real estate represented 20% of the total unrealized loss position as of September 30, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	1	$4	$3	$—	$(1)
Six months or more and less than twelve months	9	11	7	—	(4)
Twelve months or greater	158	1,858	1,198	—	(660)
Total investment grade	168	1,873	1,208	—	(665)

Below investment grade:
Less than six months	1	5	4	—	(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	6	25	19	—	(6)
Total below investment grade	7	30	23	—	(7)
Total	175	$1,903	$1,231	$—	$(672)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)

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
At September 30, 2023, our watch list included 175 securities in an unrealized loss position with an amortized cost of $1,903 million, no allowance for credit losses, unrealized losses of $672 million and a fair value of $1,231 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 109 and 64 structured securities with a fair value of $734 million and $162 million to which we had potential credit exposure as of September 30, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $38 million and $16 million as of September 30, 2023 and December 31, 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2023 and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2023 and December 31, 2022, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on derivative instruments. We attempt to reduce this credit risk by purchasing such derivative instruments from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for derivative instrument collateral, as well as U.S. Government securities pledged as derivative instrument collateral, if our counterparty’s net exposures exceed pre-determined thresholds.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:	(In millions)
Escrow, title-related and other fees	$37	$46	$136	$86
Interest and investment income	16	9	41	12
Recognized gains and losses, net	(1)	(42)	(36)	(40)
Total revenues	52	13	141	58
Expenses:
Personnel costs	22	25	91	26
Other operating expenses	29	30	88	74
Depreciation and amortization	6	6	21	18
Interest expense	20	22	58	66
Total expenses	77	83	258	184
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(25)	$(70)	$(117)	$(126)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $39 million, or 300%, in the three months ended September 30, 2023 and increased $83 million, or 143% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The increase in the three months ended September 30, 2023 from the corresponding period in 2022 is primarily attributable to a $41 million impairment of cost method investments in the 2022 period and various other immaterial items. The increase in the nine months ended September 30, 2023 from the corresponding period in 2022 is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of approximately $57 million and various other immaterial items.
Personnel costs in the Corporate and Other segment decreased $3 million, or 12%, in the three months ended September 30, 2023, and increased $65 million, or 250% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The increase in the nine months ended September 30, 2023 from the corresponding period in 2022 is primarily attributable to the aforementioned increases in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, and various other immaterial items.
Other operating expenses in the Corporate and Other segment decreased $1 million, or 3%, in the three months ended September 30, 2023 and increased $14 million, or 19% in the nine months ended September 30, 2023 from the corresponding periods in 2022. The increase in the nine months ended September 30, 2023 from the corresponding period in 2022 is attributable to various immaterial items.
Interest expense in the Corporate and Other segment decreased $2 million, or 9%, in the three months ended September 30, 2023 and decreased $8 million or 12%, in the nine months ended September 30, 2023 from the corresponding periods in 2022. The decrease was primarily attributable to lower average debt outstanding in the three and nine months ended September 30, 2023 from the corresponding periods in 2022.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.45 per share in the third quarter of 2023, or approximately $123 million to our common shareholders. On November 7, 2023, our Board of Directors declared cash dividends of $0.48 per share, payable on December 29, 2023, to FNF common shareholders of record as of December 15, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2023, we had cash and cash equivalents of $3,209 million, short term investments of $719 million and available capacity under our Revolving Credit Facility of $800 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2022, $1,442 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2023 of approximately $154 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2023 and 2022 totaled $4,215 million and $2,977 million, respectively. The increase in cash provided by operating activities in 2023 of $1,238 million is primarily attributable to increased net cash inflows associated with the change in funds withheld from reinsurers of approximately $1,167 million and reduced net cash outflows associated with the timing of receipts and payments of prepaid assets and payables of approximately $683 million, partially offset by the decrease in net earnings of approximately $680 million in 2023.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 were $5,760 million and $7,890 million, respectively. The decrease in cash used in investing activities in 2023 of $2,130 million was primarily attributable to increased cash inflows from net proceeds from sales and maturities of short-term investments of approximately $3,249 million and increased cash inflows from distributions from unconsolidated affiliates of approximately $181 million, partially offset by decreased proceeds from sales, calls and maturities of investment securities of approximately $624 million, increased purchases of investment securities of approximately $485 million, increased investments in unconsolidated affiliates of approximately $130 million and increased cash outflows associated with acquisitions of approximately $137 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $101 million and $107 million for the nine months ended September 30, 2023 and 2022, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 were $2,468 million and $3,027 million, respectively. The decrease in cash provided by financing activities in 2023 of $559 million was primarily attributable to reduced cash inflows from contractholder deposits of approximately $852 million, increased cash outflows from contractholder withdrawals of approximately $857 million, decreased cash inflows associated with the change in secured trust deposits of approximately $118 million and the repayment of our 5.50% Senior Notes of $400 million in 2022, partially offset by the issuance of the 7.40% F&G Notes of $500 million in 2023 and decreased cash outflows associated with the purchase of treasury stock of approximately $498 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We repurchased 100,000 shares of FNF common stock during the nine months ended September 30, 2023 for approximately $4 million, at an average price of $38.45 per share. Subsequent to September 30, 2023 and through market close on August 8, 2023 we have not repurchased additional shares under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share.
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
We have unfunded investment commitments as of September 30, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

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

Date:	November 8, 2023	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)