Form 10-K
period 2023-12-31
Fidelity National Financial, Inc.
filed 2024-02-29
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2023 was $9,292,382,960 based on the closing price of $36.00 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2024 were:
FNF Common Stock    273,206,573
The information in Part III hereof for the fiscal year ended December 31, 2023, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Item 1.    Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority-owned subsidiary, F&G Annuities & Life, Inc. ("F&G").
On December 1, 2022, we completed our previously announced separation and distribution to our shareholders, on a pro rata basis, of approximately 15% of the common stock of F&G (the "F&G Distribution"). Following the F&G Distribution, we retained control of F&G through our approximate 85% ownership stake. The F&G Distribution was accomplished by the distribution of 68 shares of common stock, par value $0.001 per share, of F&G for every 1,000 shares of our common stock, par value $0.0001 per share, as a dividend to each holder of shares of our common stock as of the close of business on November 22, 2022, the record date for the F&G Distribution.
As a result of the F&G Distribution, F&G is a separate, publicly traded company and its businesses, assets and liabilities consist of those related to F&G’s business as a provider of insurance solutions serving retail annuity and life customers and institutional clients. Through F&G’s insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), F&G intends to continue to market a broad portfolio of deferred annuities (fixed indexed annuities ("FIAs") and multi-year guarantee annuities ("MYGAs") or other fixed rate annuities), immediate annuities, indexed universal life insurance ("IUL"), funding agreements (through funding agreement-backed notes issuances and the Federal Home Loan Bank of Atlanta) and pension risk transfer solutions. All of FNF’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities that are not held by F&G remain with FNF.
As of December 31, 2023, we had the following reporting segments:
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
Title
Leading residential and commercial title insurance company.  We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2023, our insurance companies had a 30.7% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA"). While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of independent title agents and employees in our direct operations that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.
Established relationships with our customers.  We have strong relationships with the customers who use our title services. Our distribution network, which includes approximately 1,300 direct title offices and approximately 5,200 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
F&G
Trusted by distributors. We have long-standing relationships with a broad range of distributors representing more than 112,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 21 leading banks and broker dealers and approximately 280 Independent Marketing Organizations (“IMOs”) that provide back-office support for thousands of independent insurance agents.
Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
Durable investment management edge. Our strategic partnership with Blackstone provides a sustained competitive advantage for our business. Our liability profile and risk appetite drives our investment strategy. F&G’s investment and risk offices set strategic asset allocation and risk limits. Blackstone is responsible for idea generation and security selection. Blackstone’s capabilities expand our investment universe to new asset classes and their origination capabilities provide incremental spread. Our high quality, diversified investment portfolio is well positioned to withstand macroeconomic headwinds and continues to perform well.
Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 93% of our $33.0 billion fixed indexed and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched.
Track record of attracting top talent. F&G’s management team and nearly 1,200 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
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
•Driving margin expansion and improved returns. We are pursuing strategies to continue to grow earnings, while generating significant positive net cash flow and diversifying into “capital light” flow reinsurance and accretive owned distribution to generate higher return on equity.

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
Title Insurance
Market for title insurance. According to Demotech Performance of Title Insurance Companies 2023 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased over the last five years from approximately $15.9 billion in 2018 to $27.6 billion in 2021 and $23.4 billion in 2022. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, and sales volumes and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 81% of net premiums written in 2022. Approximately 36 independent title insurance companies accounted for the remaining 19% of net premiums written in 2022. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
We have approximately 1,300 offices throughout the U.S. primarily providing title insurance. We continuously monitor the number of direct offices to ensure that it remains in line with our strategy and the current economic environment. Our commercial real estate title insurance business is operated primarily through our direct operations. We maintain direct operations for our commercial title insurance business in all the major real estate markets including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Washington D.C.

Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2023, we transacted business with approximately 5,200 agents.
Fees and Premiums.  One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$1,982	43.2%	$2,858	41.8%	$3,571	41.8%
Agency	2,610	56.8	3,976	58.2	4,982	58.2
Total title insurance premiums	$4,592	100.0%	$6,834	100.0%	$8,553	100.0%
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
Escrow, Title-Related and Other Fees.  In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 30.1%, 27.5%, and 28.1% of total Title segment revenues in 2023, 2022, and 2021, respectively.
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
Reinsurance and Coinsurance.  Within our Title segment, we limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured exceeds state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides an $75 million limit of coverage from a single loss occurrence for losses in excess of a $25 million retention per single loss occurrence. The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10.00%. The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $610 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.2 billion.
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
Competition.  Competition in the title insurance industry is based primarily on service and price. The number and size of competing companies varies in the different geographic areas in which we conduct our business. In our principal markets, competitors include other major title underwriters such as First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, Title Resources Guaranty Company, and WFG National Title Insurance Company, as well as numerous regional title insurance companies, underwritten title companies and independent agency operations at the regional and local level. The addition or removal of regulatory barriers might result in changes to competition in the title insurance business. New competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition among the major title insurance companies, expansion by regional companies and any new entrants with alternative products could affect our business operations and financial condition.

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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2023, the combined statutory unearned premium reserve required and reported for our title insurers was $1,659 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
In addition to state-level regulation, our title insurance and certain other real estate businesses are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), which also included regulation over financial services and other lending related businesses. The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Truth-in-Lending Act and the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2024, our directly owned title insurers can pay dividends or make distributions to us of approximately $471 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,225 million and $1,350 million as of December 31, 2023, and 2022, respectively. The combined statutory earnings of our title insurers were $503 million, $778 million, and $936 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2023.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2023.
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

 Demotech states that its ratings of A" and A' reflect its opinion that the insurer possesses unsurpassed ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels. The A'' and A' ratings are the two highest ratings of Demotech's six ratings.
The ratings of S&P, Moody’s, and Demotech described above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. For further information, refer to Item 1A. Risk Factors — "If the rating agencies downgrade our insurance companies, our results of operations and competitive position in the title insurance industry may suffer.”
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
As of December 31, 2023, and 2022, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was approximately $3.0 billion and $3.2 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2023, and 2022:

	December 31,
	2023				2022
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating (1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$687	32.0%	$672	31.9%	$504	23.4%	$475	23.1%
Aa/AA	134	6.2	133	6.3	129	6.0	125	6.1
A	508	23.6	492	23.4	574	26.6	546	26.5
Baa/BBB	633	29.5	618	29.3	741	34.4	707	34.4
Lower	134	6.2	128	6.1	154	7.1	142	6.9
Other (2)	54	2.5	63	3.0	55	2.5	62	3.0
	$2,150	100.0%	$2,106	100.0%	$2,157	100.0%	$2,057	100.0%
(1)Ratings as assigned by Moody’s or S&P, if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.

The following table presents certain information regarding contractual maturities of our fixed maturity securities at December 31, 2023:

	December 31, 2023
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$320	16.0%	$313	16.0%
After one year through five years	1,113	55.6	1,080	55.3
After five years through ten years	373	18.6	368	18.8
After ten years	121	6.0	116	6.0
Mortgage-backed/asset-backed securities	77	3.8	77	3.9
	$2,004	100.0%	$1,954	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
As of December 31, 2023, and 2022, we held $263 million and $187 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2023, and 2022, other long-term investments were $95 million and $127 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2023, and 2022, short-term investments were approximately $667 million and $1 billion, respectively.
Our investment results for the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
	(Dollars in millions)
Net investment income (1)	$396	$234	$108
Average invested assets (2)	$7,932	$12,816	$10,285
Effective return on average invested assets	5.0%	1.8%	1.1%
(1)Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude interest earned on cash and cash equivalents. Net investment income includes fees earned by holding customer funds in escrow (off-balance sheet) during facilitation of tax-deferred property exchanges. For the years ended December 31, 2023, 2022 and 2021, fees earned during facilitation of tax-deferred property exchanges were $202 million, $106 million and $17 million, respectively. See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a detail of our interest income.
(2)For the years ended December 31, 2023, 2022 and 2021, average invested assets include off-balance sheet customer funds used in the facilitation of tax-deferred property exchanges of $4,436 million, $8,296 million and $6,526 million, respectively.
F&G
Through F&G, and its wholly-owned insurance subsidiaries, we market a broad portfolio of deferred annuities (fixed indexed and fixed rate annuities), immediate annuities, indexed universal life insurance, funding agreements and pension risk transfer solutions.
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered into the bank and broker dealer distribution channels to connect with even more customers. As of December 31, 2023, F&G has approximately 677,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide.

Through the efforts of F&G's approximately 1,200 employees, most of whom are located in Des Moines, Iowa, and through a network of approximately 280 IMOs and 21 leading banks and independent broker dealers, representing approximately 112,000 independent agents and advisers, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our IUL insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are FIAs that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2023, FIAs generated approximately 36% of our total gross sales. The remaining 64% of sales were primarily generated from funding agreements (9%), fixed rate annuities (39%), PRT sales (15%), and IUL (1%). We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest predominantly in options on the S&P 500 Index. The majority of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
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
We purchase derivatives consisting predominantly of over-the-counter options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy such as the S&P 500. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders’ contract elections. The down-side risk to F&G is limited to the cost of the options because if the value of the options decreases there is no index credit. The cost of the hedge is included in the pricing of the product and can be reset on an annual basis for each policy based on market conditions. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contract’s anniversary date. The change in the fair value of the options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The options and futures contracts are marked to fair value with the change in fair value included as a component of “Recognized gains and losses, net” in our Consolidated Statements of Earnings. The change in fair value of the options and futures contracts includes the gains and losses recognized at the expiration of the instrument’s term or upon early termination and the changes in fair value of open positions. Generally Accepted Accounting Principles in the U.S. ("GAAP") accounting of the reserve liability for products with embedded derivatives such as FIA creates additional volatility beyond the accounting for the options and the futures.
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
Approximately 39% of the FIA sales for the year ended December 31, 2023, involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 1% to 15%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 48% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit ("GMWB") rider for the year ended December 31, 2023. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.
Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2023, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 1% to 6% and (ii) MYGA ranged from 1% to 5%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2023, was 5%.
Deferred Annuities - Registered Index-Linked Annuities (“RILA”). – In early 2024, we entered into the RILA markets. RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A "buffer" is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A "floor" is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the "floor", but is protected against any loss in excess of this amount).
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs, and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 9% to 15% of the contract value for FIAs and is 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our FIAs and 7% for our fixed rate annuities as of December 31, 2023. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. At December 31, 2023, approximately 78% of our business included an MVA feature.

The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2023:

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
	(In millions)
Out of surrender charge	$2,346	7%	—%
2024	1,573	5%	4%
2025-2027	7,579	23%	6%
2028-2029	6,075	18%	7%
2030-2031	6,784	21%	8%
Thereafter	8,610	26%	11%
Total	$32,967	100%	7.31%
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
Single Premium Immediate Annuities. We have previously sold single premium immediate annuities (“SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Existing policyholders may elect to surrender their contract and use the proceeds to purchase a supplementary contract, which functions as a SPIA.
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
Funding Agreements. As defined by the Iowa Insurance Division (the "IID"), a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers are agreeing to a defined stream of future payments in exchange for a single upfront premium. This type of business is sometimes referred to as spread lending, as funding agreement providers invest upfront premiums with the intent to earn an investment spread on the funds prior to making agreed upon maturity and interest payments. The structure of the payments can take several forms, but are commonly a fixed or variable interest payment with a single maturity principal re-payment.
F&G currently utilizes two forms of funding agreement offerings. The first is through the issuance of collateralized funding agreements with the Federal Home Loan Bank of Atlanta (the "FHLB"). This enables spread-based income without longevity or mortality exposure given the certainty in liability profile. Funding agreements through the FHLB are flexible in their format and the ability to issue during broad windows, as long as sufficient eligible collateral has been deposited with the bank.
In June 2021, we established a funding agreement backed note ("FABN") program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2023, we had approximately $2.6 billion outstanding under the FABN Program.
Pension Risk Transfer. In July 2021, we entered the pension risk transfer ("PRT") market. A PRT occurs when a defined-benefit pension provider seeks to remove some or all of its obligation to pay guaranteed retirement income or post-retirement benefits to plan participants. There are four major types of PRT strategies: longevity reinsurance, buy-in, buy-out, and paying in lump sums. We are currently active in plan buy-outs, where we have a direct, irrevocable commitment to each covered participant to make the specified annuity payments based upon the terms of the pension plan. Plan buy-out transactions fully and permanently transfer all investment, mortality, and administrative risk, associated with covered benefits, from the pension plan sponsor to the insurance provider.

Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments, which are typically fixed in nature, but may vary in duration based on participant mortality experience. These products primarily create earnings through spread income. In each transaction FGL Insurance and/or FGL NY Insurance issues a group annuity contract to discharge pension plan liabilities from a pension plan sponsor, either through a separate account or through a general account guarantee. Certificate holders covered under a group annuity contract have a guaranteed benefit from the insurance company.
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2023, we had completed PRT transactions that represented pension obligations of $4.5 billion.
Distribution. We distribute our annuity and life insurance products through three main channels of distribution: independent agents, banks, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts fact finding and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 280 IMOs, representing approximately 102,000 agents. We believe that our relationships with these IMOs are strong. The average tenure of the Power Partners is approximately 20 years. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 41 Power Partners, comprised of 19 annuity IMOs and 22 life insurance IMOs.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker dealers, and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 21 banks and broker dealers, representing approximately 10,000 financial advisers. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2023, the top five firms represented 78% of channel sales. Bank and broker dealers represented 51% of annuity sales for the year ended December 31, 2023.
The top five states for the distribution of FGL Insurance’s products in the year ended December 31, 2023, were Florida, California, Pennsylvania, Ohio and Texas, which together accounted for 38.5% of FGL Insurance’s premiums.
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
FGL Insurance and certain other subsidiaries of F&G (other than FGL NY Insurance) are party to investment management agreements ("IMAs") with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of the F&G Accounts. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. For certain asset classes, we continue to utilize specialized third-party investment managers. As of December 31, 2023, approximately 85% of our $52 billion investment portfolio was managed by BIS, with 14% managed by other third parties, and the remaining 1% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.
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
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. We currently maintain a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 5.24 years vs. liability duration of 4.7 years).
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
•call centers;
•information technology development and maintenance;
•certain investment accounting and custody; and
•co-located data centers and hosting of financial systems.
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

The rating organizations may take various actions, positive or negative. Such actions are beyond our control, and we cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Stable
Senior Unsecured Notes (2028 maturity) (a)	Not Rated	BBB-	BBB-	Not Rated
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	BBB	BBB-	BBB	Not Rated
Outlook	Stable	Stable	Stable
Senior Unsecured Notes	BBB	BBB	BBB	Baa2
Outlook	Stable			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A	A-	A-	A3
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	A3
Outlook		Stable	Stable	Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable
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
F&G is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivatives agreements on International Swaps and Derivatives Association ("ISDA") forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. Please refer to Note F Derivative Financial Instruments to our audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2023, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
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
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed annually. We are able to further manage risk with various forms of collateral or collateral arrangements, including secured trusts, funds withheld arrangements and irrevocable letters of credit.
See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk and counterparty risk.
See “Item 1A. Risk Factors” for further discussion of credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton Reinsurance Transaction. Almost all of the life insurance policies in force issued before March 1, 2010, except for the return of premium benefits on term life insurance products, are subject to a reinsurance arrangement with Wilton Reassurance Company (“Wilton Re”). Pursuant to the agreed upon terms, Wilton Re purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd., an unaffiliated reinsurer, to reinsure an in-force block of its FIA and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, we cede 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Kubera Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede a quota share of certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2023, and December 31, 2022, the amount funded under the NPA was insignificant.

Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain fixed rate annuity (including MYGA) GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. (“Somerset”), a certified third-party reinsurer. Effective December 1, 2023, FGL Insurance executed an additional coinsurance funds withheld agreement with Somerset to cede certain flow MYGA business written effective on or after December 1, 2023. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and the reinsurance agreements are accounted for as separate investment contracts.
Everlake Reinsurance Transaction. Effective September 1, 2023, FGL Insurance executed a coinsurance agreement with Everlake Life Insurance Company (“Everlake”), an unaffiliated reinsurer to cede, on a quota share basis, certain flow MYGA business written effective on or after September 1, 2023. As the policies ceded to Everlake are investment contracts, there is no significant insurance risk present and the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. FGL Insurance has a reinsurance agreement with ASPIDA Life Re Ltd. (“Aspida Re”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance, written effective on or after January 15, 2021. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.
New Re Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a Munich Re), to cede certain FIA policies. Effective July 1, 2023, this agreement was amended to reinsure additional FIA products. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges and return of premium. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
The CARVM Facility. Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. The insurance divisions have adopted the methodology contained in the NAIC Valuation Manual as the prescribed methodology for the insurance industry. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
F&G has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived related to certain FIA, DA and MYGA policies. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $200 million available to draw on as of December 31, 2023. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGAL is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. Under the terms of the agreement, FGAL is also required to make a capital contribution to Raven Re in certain circumstances, including in the event that Raven Re’s statutory capital and surplus falls below defined levels. As of December 31, 2023, and December 31, 2022, no capital contributions were required to be made due to these conditions. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
GMWB/GWP Reinsurance Transaction. Effective December 31, 2023, FGL Insurance recaptured its reinsurance arrangement with Canada Life Assurance Company (“Canada Life”) United States Branch covering FIA policies with GMWB and guaranteed withdrawal payment (“GWP”) features and entered into a reinsurance treaty with Corbeau Re, Inc. (“Corbeau Re”), its wholly owned captive reinsurance company, to cede certain FIA policies with GMWB and GWP. In accordance with the terms of this agreement, FGL Insurance cedes a 100% quota share of GMWB and GWP paid in excess of account value. In connection with the reinsurance agreement between FGL Insurance and Corbeau Re, Corbeau Re entered into an excess of loss reinsurance agreement (“XOL”) with Canada Life Barbados Branch to finance the portion of statutory reserves considered to be non-economic. The XOL matures on December 31, 2043, and provides for coverage on losses up to $1.5 billion as of December 31, 2023. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. Under the terms of the agreement, FGAL is required to make a capital contribution to Corbeau Re in certain circumstances, including in the event that Corbeau Re’s statutory capital and surplus falls below defined levels. As of December 31, 2023, no capital contributions were required to be made due to these conditions. Corbeau Re is permitted to account for the excess of loss reinsurance agreement from Canada Life as an admitted asset on the Corbeau Re statutory balance sheet.

PRT Reinsurance Transaction. Effective October 1, 2023, FGL Insurance recaptured a reinsurance agreement with its affiliate F&G Life Re Ltd. (“F&G Life Re”), a Bermuda reinsurer, covering a quota share of certain pension risk transfer group annuity contracts and entered into an agreement with its affiliate F&G Cayman Re Ltd. (“F&G Cayman Re”), a Cayman Islands reinsurer, to reinsure a quota share of certain pension risk transfer group annuity contracts (previously ceded to F&G Life Re) in addition to flow pension risk transfer group annuity contracts. Some of the contracts reinsured are held by FGL Insurance’s general account and others are held by a FGL Insurance separate account (which does not meet the GAAP definition of a separate account). Reinsurance of the general account contracts are maintained on a coinsurance funds withheld basis for the general account statutory reserves. Reinsurance of the separate account contracts are maintained on a modified coinsurance basis for the separate account statutory reserves and coinsurance basis for the general account statutory reserves supporting the separate account. In connection with the agreement, F&G Cayman Re entered into a financing agreement with Deutsche Bank AG (“DB”), operating out of its New York branch, whereby DB issued a letter of credit used to support the coinsured general account statutory reserves (generally considered to be the non-economic reserves).
Regulation - U.S. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York, Vermont and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States and Puerto Rico, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. Corbeau Re, a wholly owned captive reinsurance company, reinsures certain of FGL Insurance’s FIA policies with GMWB and GWP. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect insurers’ policyholders and beneficiaries and not their general creditors and shareholders of those insurers or of their holding companies. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by, and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state in which they are sold. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
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
•requiring insurers and agents to act in the best interests of consumers when making recommendations to purchase annuities, or to determine whether a reasonable basis exists as to the suitability of such investments for consumers;
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
State insurance laws and regulations require FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The NAIC has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s, FGL NY Insurance’s, Raven Re’s or Corbeau Re’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s, FGL NY Insurance’s, Raven Re’s or Corbeau Re’s practices that may, in some cases, limit their ability to grow and improve profitability.
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
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required risk-based capital ("RBC") ratio. Dividends may only be paid out of statutory earned surplus.
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See section titled "Risks Relating to Our Business- If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.” in Item 1A. Risk Factors.
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

It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance's estimated U.S. RBC ratio was approximately 451% target for the year ended December 31, 2023. See section titled “Risks Relating to Our Business- If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.” in Item 1A. Risk Factors.
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2023, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re had four, one, two and three ratios outside the usual range, respectively. The IRIS ratios for net income to total income (including realized capital gains and losses), total affiliated investments to capital and surplus, change in premium and change in product mix for FGL Insurance were outside the usual range. The IRIS ratio for change in reserving ratio for FGL NY Insurance was outside the usual range. The IRIS ratios for adequacy of investment income and change in premium for Raven Re were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income and surplus relief - Over $5 million capital and surplus for Corbeau Re were outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are not currently subject to regulatory restrictions based on these ratios.
State insurance laws require insurers to analyze the adequacy of reserves. The respective appointed actuaries for FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re have filed all of the required opinions with the insurance departments in the states in which they do business.
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer that is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract. Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the assets, which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such assets. In addition, all U.S. states, including Iowa and New York, permit an insurer to take credit for reinsurance ceded to a non-U.S. reinsurer that posts collateral in amounts less than 100% of the reinsurer’s obligations if the reinsurer has been designated as a “certified reinsurer” and is domiciled in a country recognized by the state and the NAIC as a “Qualified Jurisdiction.” The reduced percentage of full collateral applied to a certified reinsurer is based upon an assessment of the reinsurer and its financial ratings. Iowa and New York both also recognize certain qualified non-U.S. insurers as reciprocal jurisdiction reinsurers such that ceding domestic insurers may receive credit for reinsurance ceded to such unauthorized reinsurers without the requirement for the reinsurer to provide collateral. FGL Insurance and FGL NY Insurance are subject to such credit for reinsurance rules in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers that are neither licensed nor accredited in Iowa and New York, respectively, or recognized as a reciprocal reinsurer in such jurisdictions.
F&G, as the indirect parent company of FGL Insurance and FGL NY Insurance, is subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of F&G, FGL US Holdings Inc. (“FGL US Holdings”), CF Bermuda Holdings Limited (“CF Bermuda”), FGLH, FGL Insurance or FGL NY Insurance or certain of their affiliates unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. In addition, the insurance laws of Iowa and New York permit a determination of control in circumstances where the thresholds for the presumption of control have not been crossed. Similar laws apply to a direct or indirect change of ownership of Raven Re and Corbeau Re. Any person who is deemed to acquire control over F&G, FNF, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance, FGL NY Insurance, Raven Re, Corbeau Re or certain of their affiliates including any person who acquires 10% or more of our or FNF’s voting securities of FGL Insurance, FGL NY Insurance or certain of their affiliates, without the prior approval of the insurance regulators of Iowa and New York, will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re as of December 31, 2023, complied in all material respects with such regulations.
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
Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We believe that the types of FIAs that FGL Insurance and FGL NY Insurance sell will meet these requirements and, therefore, are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. If FIAs were to be treated as securities, federal and state securities laws would require additional registration and licensing of these products and the agents selling them, and FGL Insurance and FGL NY Insurance would be required to seek additional marketing relationships for these products, any of which could impose significant restrictions on its ability to conduct operations as currently operated.
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
The DOL investment advice rule leaves in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. FGL Insurance, along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile the DOL has publicly announced its intention to consider future rulemaking that may revoke or modify PTE 84-24.
On November 2, 2023, following previous attempts to expand fiduciary regulation for advisers, the DOL released a proposed rule (the “New Fiduciary Rule”) to significantly broaden the definition of “fiduciary” under ERISA. Among other requirements, if finalized in its proposed form, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if they provide investment advice or make an investment recommendation to a retirement investor ( i.e., a plan, plan fiduciary, plan participant or beneficiary, IRA, IRA owner or beneficiary, or IRA fiduciary) for a fee or other compensation, and the person provides the advice or makes the recommendation on a regular basis as part of their business and the recommendation is provided under circumstances indicating that the recommendation is based on the particular needs or individual investor circumstances of the retirement investor. Unlike the current ERISA standard, the New Fiduciary Rule would subject non-discretionary investment advice to retirement plans and accounts to the prudent-person “best interest” standard that has historically been reserved for investment advisors with discretionary authority or control over ERISA plan assets. If the New Fiduciary Rule is adopted in its present form, certain of the Company’s agents would likely be considered fiduciaries for purposes of ERISA and the Internal Revenue Code—subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
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
Regulation - Bermuda. F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
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
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class E insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
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
In addition, as a Class E insurer, F&G Life Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of such insurer, as certified by the insurer’s approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or ECR. In the event a dividend complies with the above, F&G Life Re must ensure the amount of any such dividend does not exceed that excess.
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Bermuda Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
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
Sustainability
FNF’s work to address Environmental, Social and Governance (“ESG”) issues is important to who we are as a company. Our Company and our Board of Directors are committed to addressing ESG issues to better serve our employees, business partners, and the communities impacted by our business. To honor that commitment, our management team leads our ESG efforts with oversight from the Audit Committee, which reports our ESG progress to the Board of Directors.
While our title insurance products and services are not materially impacted by climate change, we believe that maintaining a sustainable business starts with being transparent about our business practices, corporate governance, environmental impact, and our commitments to our stakeholders. In 2019, we shared our inaugural Sustainability report. Since then, we have continued to enhance our ESG efforts and publish updates on our progress annually. Additional information regarding our ESG efforts and commitment to sustainable business practices can be found on our sustainability page at www.fnf.com.
FNF’s core ESG commitments include:
Protecting Property Owners: Our policyholders depend on the strength and security of a reputable title insurance company to protect their home for years to come. As a provider of title insurance, we protect the rights of the insured – both residential and commercial property owners – against unexpected legal and financial claims that may arise after closing.
Consumer Data and Fraud Protection: The safety and security of our policyholders, customers, vendors, and employees is one of our top priorities. This means ensuring rigorous information security and internal auditing protocols, and monitoring to help ensure the safety of funds and private information when it is in our custody. We are also always working hard to educate and protect our stakeholders from fraud, through enhancing our fraud prevention programs.
Preserving the Environment: FNF works to integrate environmental management practices into our operations, including our facilities. As part of our commitment to preserve the environment, we understand that we not only have a duty to protect the local environments where we operate, but that environmental change may pose risks and present opportunities to our business. Annually, we conduct a climate risk assessment to understand climate-related risks that may impact our business and to manage these risks through our enterprise risk management systems.
We have several efforts underway to reduce our environmental footprint across our locations. Our efforts include monitoring and mitigating our carbon footprint, eliminating the use of plastic water bottles, and participating in recycling programs. As part of a traditionally paper-intensive industry, we have implemented customer-focused technology to significantly reduce paper consumption in real estate transactions, and we are committed to moving the title insurance industry in a more sustainable direction.
Supporting Our Employees and Communities: As one of our greatest assets, we are committed to providing our employees with opportunities to expand their knowledge base and develop skills for career advancement. Additionally, we are committed to building a diverse and inclusive workplace, and we strongly believe that the diversity of our clients should be reflected among our employees. With over 1,300 locations throughout the United States and Canada and over 20,000 employees, we are positioned to make a difference within the communities in which we operate. Through local community involvement, corporate initiatives, philanthropic giving, and an active community volunteer ethos, we work hard each day to support the communities in which we live.

Highest Standard of Conduct: Adhere to all related laws, regulations and principles of conduct to protect the public’s trust, ensure conscientious performance and preserve the Company’s legacy of honesty and strong ethical standards. FNF has implemented strong governance practices, policies, training, and reporting avenues designed to encourage all employees to adhere to the highest standards for business integrity.
Human Capital Resources
Employees
As of January 7, 2024, we had 22,293 full-time equivalent employees, which includes 20,466 in our Title segment, 1,179 in our F&G segment and 648 in our Corporate and other segment. In our Title segment, we monitor our staffing levels based on current economic activity. In our F&G segment, our employee base increased approximately 33% during 2023 as our F&G business continues to grow. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are good.
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
FNF’s Code of Business Conduct & Ethics prohibits discrimination and harassment. We have a written nondiscrimination policy that is distributed to all employees as part of our employee handbook, which employees must acknowledge annually. Our employees participate in annual training courses, including the Code of Business Conduct and Ethics Training and Reporting Harassment: Everyone’s Responsibility Training.
We have many women in leadership roles throughout our organization. As of January 1, 2024, out of the 19,534 U.S. based employees under FNF, 70% of the total workforce are women and 30% are men. Two out of eleven board members are women; 42% percent of the members of FNF’s Executive Team are women; and 67% of FNF’s Non-Executive Managers are women. Our annual Women in Leadership Program for female executives, managers, and future managers is designed to encourage and promote women into more active leadership roles within FNF.
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
FNF offers a variety of training and educational opportunities for employees including, but not limited to, training on escrow policies and procedures, advanced escrow processing and practices, title loss reduction, title underwriting, advanced title practices and procedures, fraud prevention, as well as software, soft skills, sales, and time management trainings. Our Commercial Sales University is a course for new commercial sales reps and our Leadership Development Program provides employees with mentorship from senior executives.
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
•our business concentration in the States of California and Texas are the source of approximately 13.0% and 14.3%, respectively, of our title insurance premiums;
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
•changes in general economic, business, and political conditions, including changes in the financial markets related to inflation and geopolitical uncertainties;
•impacts to our business operations caused by the occurrence of a catastrophe or global crisis; and
•other risks detailed in "Risk Factors" below and elsewhere in this Annual Report and in our other filings with the SEC.
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
Risk Factors Relating to Market Conditions
If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio and could also cause our stock price to fluctuate significantly.
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
The estimated cost of providing GMWB riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the Market Risk Benefit ("MRB") or contractholder funds balance liabilities associated with such products, resulting in a reduction in our revenues and net income.
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
Factors such as consumer spending, business investment, government spending, potential government shutdowns, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, geopolitical uncertainties and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, our F&G segment may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
A worsening business climate or changing trends could cause issuers of the fixed-income securities that we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio. If we fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause the market value of the fixed-income securities we own to decline. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio. Finally, market volatility could cause investment income fluctuations in regard to our alternative investments that may differ significantly from period to period.

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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 20, 2024, calculates an approximate $1.6 trillion mortgage origination market for 2023, which would be a decrease from 2022 resulting from decreases in both purchase and refinance activity. The MBA predicts overall mortgage originations in 2024 will increase when compared to 2023 as a result of increases in both purchase and refinance activity. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under "Business Trends and Conditions" within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Interest rate risk is a significant market risk for us, as our F&G business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. F&G also maintains a portion of the assets in its investment portfolio in floating rate instruments and has executed variable interest rate credit agreements and floating rate funding agreements, which are subject to an element of market risk from changes in interest rates.
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
Goodwill aggregated approximately $4,830 million, or 6.0% of our total assets, as of December 31, 2023. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For the years ended December 31, 2023, 2022 and 2021, no goodwill impairment charge was recorded. However, if economic conditions deteriorate, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2023, our outstanding debt was $3,887 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) we may be unable to adjust rapidly to changing market conditions; (iv) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
We may face losses if our actual experience differs significantly from our reserve assumptions.
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

We have been issuing GMWB products since 2008. In our reserve calculations, we make assumptions for policyholder behavior as it relates to GMWB utilization. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. We will continue to monitor the GMWB utilization assumption and update our best estimate as applicable.
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
Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2024, our title insurers may pay dividends or make distributions to us of approximately $471 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
See section titled "Outsourcing" in Item 1. Business for functions we outsource to third-party service providers.
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
As a large insurance entity and a publicly traded company, we have risk management functions, policies and procedures throughout our operations and management. These functions include but are not limited to departments dedicated to enterprise risk management and information technology risk management, information security, business continuity, lender strategy and contracts, and vendor risk management. Our policies and procedures have evolved over the years as we continually reassess our processes both internally and to comply with changes in the regulatory environment. Due to limitations inherent in any internal process, if our risk management processes prove unsuccessful at identifying and responding to risks, we could incur unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
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
If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.
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
In the ordinary course of our title insurance business, we assume risks related to insuring clear title to residential and commercial properties. We have established procedures to mitigate the risk of loss from title claims, including extensive underwriting and risk assessment procedures. We also mitigate the risk of large claim losses by reinsuring risks with other insurers under excess of loss and case-by-case facultative reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. If inherent limitations cause our claim loss risk mitigation procedures to fail, we could incur substantial losses having an adverse effect on our results of operations or financial condition.

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
Risk Factors Relating to the Geographic Concentrations of our Business Segments
Because we are dependent upon California and Texas for approximately 13.0% and 14.3% of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2023, California-based premiums accounted for approximately 27.4% of premiums earned by our direct operations and 0.6% of our agency premium revenues, while Texas-based premiums accounted for 19.5% of premiums earned by our direct operations and 9.8% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 13.0% and 14.3%, respectively, of our total title insurance premiums for 2023. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our life insurance and annuity products in our F&G segment are Florida, California, Pennsylvania, Ohio and Texas. Any adverse economic developments or catastrophes in these states could have an adverse impact on our F&G segment.
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
NAIC
Although our business is subject to regulation in each state in which we conduct business, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to cybersecurity regulations, best interest standards, RBC and life insurance reserves.
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
On November 2, 2023, following previous attempts to expand fiduciary regulation for advisers, the DOL the New Fiduciary Rule to significantly broaden the definition of “fiduciary” under ERISA. Among other requirements, if finalized in its proposed form, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if they provide investment advice or make an investment recommendation to a retirement investor ( i.e., a plan, plan fiduciary, plan participant or beneficiary, IRA, IRA owner or beneficiary, or IRA fiduciary) for a fee or other compensation, and the person provides the advice or makes the recommendation on a regular basis as part of their business and the recommendation is provided under circumstances indicating that the recommendation is based on the particular needs or individual investor circumstances of the retirement investor. Unlike the current ERISA standard, the New Fiduciary Rule would subject non-discretionary investment advice to retirement plans and accounts to the prudent-person “best interest” standard that has historically been reserved for investment advisors with discretionary authority or control over ERISA plan assets. If the New Fiduciary Rule is adopted in its present form, certain of the Company’s agents would likely be considered fiduciaries for purposes of ERISA and the Internal Revenue Code—subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
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
We cede material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. ASPIDA Life Re Ltd. (“Aspida Re”), Wilton Reassurance Company (“Wilton Re”), Somerset Reinsurance Ltd. (“Somerset”) and Everlake Life Insurance Company (“Everlake”) represent our largest third-party reinsurance counterparty exposure. As of December 31, 2023, the net amount recoverable from Aspida Re, Wilton Re, Somerset and Everlake were $6,128 million, $1,092 million, $716 million, and $509 million, respectively. The risk of non-performance is mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We are also exposed to credit loss in the event of non-performance by our counterparties on options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, and by holding collateral. There can be no assurance we will not suffer losses in the event of counterparty non-performance. Several of our derivative counterparty International Swap and Derivative Association (“ISDA”) agreements contain additional termination event triggers based on a downgrade of FGL Insurance. These triggers would give these counterparties the option to terminate our options, which could lead to losses if occurring at an inopportune time.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on credit risk and counterparty risk.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $13.5 billion at December 31, 2023. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
Risk Factors Related to a National or Global Crisis, Climate Change, Computer Cyber-terrorism and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural disasters or those caused by humans.
Any catastrophic event, such as a pandemic, terrorist attacks, floods, severe storms or hurricanes or cyber-attacks, could have a material and adverse effect on our business in several respects:
•the outbreak of a pandemic disease, like COVID-19, could have a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to its impact on the economy and financial markets;
•the occurrence of any pandemic disease, natural disaster, terrorist attack or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service; or
•we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events, including but not limited to cyber-attacks. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;
•we manage our financial exposure for losses in our title insurance business and in our F&G segment with third-party reinsurance. Catastrophic events could adversely affect the cost and availability of that reinsurance;
•the value of our investment portfolio may decrease if the securities in which we invest are negatively impacted by climate change, pandemics, severe weather conditions and other catastrophic events.
Natural catastrophes, pandemics, and malicious and terrorist acts present risks that could adversely affect our results of operations. Claims arising from such events could have an adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.
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
General Risk Factors
Failure of our information security systems or unauthorized access to such systems could result in a loss or disclosure of confidential information, damage to our reputation, monetary losses, additional costs and impairment of our ability to conduct business effectively.
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers, and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment assets and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats such as ransomware or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent. Examples of security threats that represent significant inherent risk with little to no warning include the MoveIT security incident affecting F&G, in which F&G activated its crisis management protocols to adequately manage the investigation, impact, and response to this incident. In November 2023, we experienced a cybersecurity incident where an unauthorized third-party accessed certain of our systems, deployed a type of malware that is not self-propagating, and exfiltrated certain data. We promptly commenced an investigation, retained leading experts to assist the Company, notified law enforcement authorities, regulatory authorities and other stakeholders and followed our incident response plans. Although we believe we have remediated the significant exposures related to these incidents, there remains potential for future losses associated with litigation and damage to our reputation. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductibles, could materially and adversely affect our financial condition, results of operations and cash flows.
Further, our financial institution clients have obligations to safeguard their information technology systems and the confidentiality of customer information. In certain of our businesses, we are bound contractually and/or by regulation to comply with the same requirements. If we fail to comply with these regulations and requirements, we could be exposed to lawsuits for breach of contract, governmental proceedings or the imposition of fines. In addition, future adoption of more restrictive privacy laws, rules or industry security requirements by federal or state regulatory bodies or by a specific industry in which we do business could have an adverse impact on us through increased costs or restrictions on business processes.
The new and emerging types of Artificial Intelligence and their uses are very early stage in the industry and may be subject to many uncertain future developments and regulations.
Regulatory agencies are evaluating existing regulatory frameworks for insurance industry wide use of Artificial Intelligence. New artificial intelligence algorithms and predictive models may be used by insurance companies in selling insurance products to consumers. However, the use of new artificial intelligence models may make insurance companies more susceptible to potential bias, discrimination, and data breaches. These concerns could lead to development of new, or modifications to, laws and regulations pertaining to the use of Artificial Intelligence by insurance companies, or the broader financial services sector, which may prove to be onerous for companies to implement in a timely manner.
The use of artificial intelligence and machine learning technologies, including generative artificial intelligence, has increased rapidly with increasing complexity and changes in the nature of the technology. Our potential uses of generative artificial intelligence may be subject to various risks including flaws or limitations in the large language models or training datasets that may result in biased or inaccurate results, ethical considerations, and the ability to safely deploy and implement governance and controls for such systems. Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to potential adoption of new laws and regulations and the application of existing laws and regulations to use of artificial intelligence, which may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence. In addition, there has been considerable patent and other intellectual property development activity in the artificial intelligence industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. We may receive claims from third parties, including our competitors, alleging that our use of artificial intelligence technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analysis such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.
Our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from consumers, or lack of appropriate change management processes or the complexity of our systems. In addition, our adoption of new technologies and our introduction of new products and services may expose us to new or enhanced risks, particularly in areas where we have less experience or our existing governance and control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability, heightened regulatory scrutiny and brand or reputational harm.
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

Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
We are highly dependent on information technology in the operation of our various businesses. Cybersecurity is an integral part of our operations and is a focus of all employees, including senior management, and our board of directors.
Risk Management and Strategy
We assess, identify and manage cybersecurity risks through various processes within our Enterprise Risk Management Program and Information Security Program. We focus on all areas of cybersecurity, including threat and vulnerability management, security monitoring, identity and access management, phishing awareness, risk oversight, third-party risk management, disaster recovery and continuity management. We have established policies, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of cybersecurity risk monitoring and risk mitigation techniques. Internal audits, external audits, and self-assessments are conducted to assess the effectiveness and maturity of our Enterprise Risk Management Program and Information Security Program.
Our employees are one of our strongest assets in protecting our customers' information and mitigating cybersecurity risk. We maintain comprehensive and tailored training programs that focus on applicable privacy and cybersecurity requirements. Additionally, we make strategic investments in cybersecurity to protect our customers and information systems, including both capital expenditures and operating expenses for hardware, software, personnel and consulting services.

Our processes to assess, identify and manage cybersecurity risks, including cybersecurity risks related to the use of third-party service providers, are fully integrated into our Enterprise Risk Management Program. In some circumstances we use third-party service providers to provide expertise and to monitor utilization of specific cyber tools, and in certain cases, to supplement staffing services. Through our vendor risk management process, these vendors undergo various assessments such as financial, reputational, contractual and informational security. These assessments are performed to ascertain that these vendors meet our policy requirements relative to the services they perform on our behalf.
To further reduce the residual risk associated with cybersecurity, we maintain Miscellaneous Professional Liability Insurance, which provides coverage for cybersecurity incidents. The deductible limits on these policies are determined by a corporate insurance risk management group and executive management at least on an annual basis. This group determines appropriate coverage levels and deductibles for each policy based on tolerance and weighs the coverage against the premium for the policy.
Governance
Management's Role in Assessing and Managing Cybersecurity Risk
Our Corporate Information Security Group is led by our Chief Information Security Officer (CISO) who is responsible for our information security strategy. This strategy includes policy management, security engineering, identity and access management, vulnerability management and cyber threat detection and response through our Security Operations Center. Our CISO has extensive information technology and program management experience as do many of our employees in our information security group. Our CISO, as well as others in our information security group, hold certifications such the Certified Information System Security Professional certification. We believe cybersecurity is a shared responsibility throughout the organization and thus we also manage cybersecurity risks, through a cross-functional committee of members of senior management known as the Enterprise Risk Steering Committee, which includes the CISO. The diversity of this group allows for identification of key enterprise risks from strategic, operational, financial, legal, information technology, and compliance perspectives. These individuals receive reporting on our cybersecurity programs and also participate in table-top exercises relating to potential security incidents. The CISO is also the primary point of contact for reporting information security incidents and for coordinating information security activities including incident response and digital forensics. Our CISO reports to our Chief Security Officer who also has extensive experience in the information security space.
Board Oversight of Cybersecurity
Our board has a strong focus on cybersecurity. Our approaches to cybersecurity and privacy risk are overseen by the audit committee. At each regular meeting of the audit committee of our board of directors, our Chief Risk Officer, Chief Compliance Officer, Chief Security Officer, Chief Information Security Officer and Chief Audit Officer provide reports relating to existing and emerging cyber and data security risks, as well as reports on the Company’s risk assessments and security incidents. Our audit committee chairman reports on these discussions to our board of directors on a quarterly basis. "See Item 1A Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity."
2023 Cybersecurity Incident
On November 19, 2023, we became aware of a cybersecurity incident that impacted certain of our systems. We promptly commenced an investigation, retained leading experts to assist the Company, notified law enforcement authorities, regulatory authorities and other stakeholders and followed our incident response plans. In addition, we took containment measures such as blocking access to certain of our systems resulting in varying levels of disruption to our businesses. The incident was contained on November 26, 2023.
We completed our forensic investigation on December 13, 2023. We determined that an unauthorized third-party accessed certain of our systems, deployed a type of malware that is not self-propagating, and exfiltrated certain data. We have no evidence that any customer-owned system was directly impacted in the incident, and no customer has reported that this has occurred. The last confirmed date of unauthorized third-party activity in our network occurred on November 20, 2023.
We have identified and analyzed the nature and scope of the affected systems and data. We have notified our affected customers and applicable state attorneys general and regulators, and approximately 1.3 million potentially impacted consumers; are providing credit monitoring, web monitoring, and identity theft restoration services; and are fielding questions from customers. We are continuing to coordinate with law enforcement, our customers, regulators, advisors and other stakeholders. We have been named as a defendant in several lawsuits related to this incident. The Company will vigorously defend itself against any litigation filed related to this incident.
At this time, we do not believe that the incident will have a material impact on the Company.

Item 2.      Properties
Our corporate headquarters are in Jacksonville, Florida in owned facilities. F&G's headquarters are in Des Moines, Iowa in leased facilities.
The majority of our branch offices are leased from third parties. See Note Q Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 47 states, Washington, DC, Canada, India, Bermuda and the Cayman Islands.

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
On January 31, 2024, the last reported sale price of our common stock on the New York Stock Exchange was $50.03. We had approximately 5,828 shareholders of record on January 31, 2024.
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

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2023. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2018, with dividends reinvested over the periods indicated.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023

Fidelity National Financial, Inc.	100.00	148.93	134.00	185.19	145.31	206.52
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	129.17	123.30	195.35	130.06	169.56

Dividends
On February 14, 2024, our Board of Directors formally declared a $0.48 per FNF share cash dividend that is payable on March 29, 2024, to FNF shareholders of record as of March 15, 2024. During the years ended December 31, 2023, 2022, and 2021, we declared dividends on our common stock of $1.83, $1.77, and $1.56, respectively.
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
During the quarter ended December 31, 2023, we did not repurchase any FNF common shares. Since the original commencement of the 2021 Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for an aggregate amount of $701 million, or an average of $42.60 per share.

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
The most recent forecast of the MBA, as of February 20, 2024, estimated (actual for fiscal year 2022) the size of the U.S. residential mortgage originations market as shown in the following table for 2022 - 2026 in its "Mortgage Finance Forecast" (in trillions):

	2026	2025	2024	2023	2022
Purchase transactions	$1.8	$1.7	$1.5	$1.3	$1.6
Refinance transactions	$0.6	$0.6	$0.5	$0.3	$0.7
Total U.S. mortgage originations forecast	$2.4	$2.3	$2.0	$1.6	$2.3
As of February 20, 2024, the MBA expected residential purchase transactions and residential refinance transactions to decrease in 2023 followed by increases in 2024 through 2026.
Following the Federal Reserve's reduction of its benchmark rate to nearly zero in response to COVID-19, residential purchase and refinance activity were on strong footing resulting in record revenues in 2021. However, residential refinance transactions began to slow in 2021 as the population of eligible refinance candidates declined.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 5.25% and 5.50% as of December 2023 in an effort to combat inflation. Interest rates on a 30-year, fixed rate mortgage averaged 6.8%, up from 5.2% and 3.2% in 2022 and 2021, respectively.
A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022. Additionally, geopolitical uncertainties associated with the wars in Ukraine and Gaza have created additional volatility in the global economy in 2022 and 2023. Existing-home sales decreased 6% in December 2023 as compared to the corresponding month in 2022 while median existing-home sales prices rose to $382,600 in December 2023, a 4% increase over the corresponding month in 2022.
According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was 6.7% in December 2020. In 2021, the unemployment rate fell dramatically and remained near record lows throughout 2022 and 2023. The unemployment rate was 3.7% and 3.5% in December of 2023 and 2022, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file recovered in the second half of 2020 and remained stable throughout 2021 and the first three quarters of 2022. Commercial volumes and commercial fee-per-file declined in the fourth quarter of 2022 and remained depressed throughout 2023 when compared to recent years.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2021, 2022 and 2023 deviated from historical patterns due to COVID-19 and the subsequent rapid increase in interest rates. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.
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
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$657	14.3%	$1,027	15.0%	$1,112	13.0%
California	597	13.0	819	12.0	1,251	14.6
Florida	490	10.7	722	10.6	799	9.3
Illinois	275	6.0	360	5.3	436	5.1
Pennsylvania	227	4.9	356	5.2	439	5.1
All others	2,351	51.1	3,550	51.9	4,516	52.9
Totals	$4,597	100.0%	$6,834	100.0%	$8,553	100.0%

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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2023	%	December 31, 2022	%
	(Dollars in millions)
Known claims	$217	12.3%	$195	10.8%
IBNR	1,553	87.7	1,615	89.2
Total Reserve for Title Claim Losses	$1,770	100.0%	$1,810	100.0%
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
We recorded our loss provision rate at 4.5% for the years ended December 31, 2023, 2022 and 2021 related to policies written in those years. The provision rate in 2023, 2022, and 2021 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, claims expense management, mechanic’s lien underwriting practices, and fraud awareness by lenders, title insurers and settlement agents.
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
The table below presents our title insurance loss development experience for the past three years:

	2023	2022	2021
	(In millions)
Beginning balance	$1,810	$1,883	$1,623
Change in reinsurance recoverable	15	(128)	94
Claims loss provision related to:
Current year	207	308	385
Prior years	—	—	—
Total title claim loss provision	207	308	385
Claims paid, net of recoupments related to:
Current year	(22)	(21)	(14)
Prior years	(240)	(232)	(205)
Total title claims paid, net of recoupments	(262)	(253)	(219)
Ending balance of claim loss reserve for title insurance	$1,770	$1,810	$1,883
Title premiums	$4,592	$6,834	$8,553

	2023	2022	2021
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows:

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
	(In millions)
Year ended December 31, 2023	$169	$128	$(35)	$262
Year ended December 31, 2022	294	134	(175)	253
Year ended December 31, 2021	171	124	(76)	219
As of December 31, 2023, and 2022, our recorded reserves were $1,770 million and $1,810 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $70 million above the mid-point of the provided range of $1.5 billion to $1.9 billion of our actuarial estimates as of December 31, 2023. Our recorded reserves were $90 million above the mid-point of the provided range of our actuarial estimates of $1.5 billion to $2.0 billion as of December 31, 2022.
During 2023, 2022, and 2021, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2006-2009. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see stable development relating to the 2012 through 2023 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Our ending open claim inventory increased from approximately 9,100 claims at December 31, 2022, to approximately 9,200 claims at December 31, 2023. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $46 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2023 title premiums of $4,592 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2023, would result in an increase (decrease) in our provision for title claim losses of approximately $177 million.
Reserves for Future Policy Benefits and Product Guarantees
The determination of FPB reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for FPBs are established at issue of the contract and include discount rates, mortality and cash surrender or policy lapse for our traditional life insurance products. The assumptions used require considerable judgment. We review policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Discount rate assumptions are updated at each reporting period and also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations in a positive or negative direction.
Mortality refers to the incidence of death on covered lives, which triggers contractual death benefit provisions. On our deferred annuities and life insurance products, these provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. On our life-contingent immediate annuities (which includes life-contingent pension risk transfer (“PRT”) annuities), the death of a named annuitant or certificate holder may trigger the cessation or reduction of future life-contingent payments due, depending on the presence of a joint annuitant/certificate holder and any remaining guaranteed non-life contingent payment periods. We utilize a combination of internal and industry experience when setting our mortality assumptions.
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
Discount rates refer to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for FPB reserves the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through other comprehensive income (“OCI”).

Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of December 31, 2023, and December 31, 2022, are summarized as follows:

	As of December 31, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Fixed indexed annuities ("FIA")	$27,809	$(17)	$27,792
Fixed rate annuities	13,445	(7,521)	5,924
Single premium immediate annuities ("SPIA") and other	1,814	(115)	1,699
IUL and other life	3,828	(1,307)	2,521
Funding agreements	5,152	—	5,152
PRT	4,203	—	4,203
Total	$56,251	$(8,960)	$47,291

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
Funding agreements	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729
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
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable
Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive earnings (loss) (“AOCI”), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of first-in first-out cost basis and are credited or charged to income on a trade date basis.
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note D - Fair Value of Financial Instruments and Note E - Investments to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.

The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2023, and December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance arrangement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying insurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and (losses), net on the Consolidated Statements of Earnings. See Note O F&G Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2023, and 2022.

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,012	$32,714	$895	$—	$34,621
Priced via independent broker quotations	—	—	8,290	—	8,290
Priced via other methods	—	—	9	59	68
Total	$1,012	$32,714	$9,194	$59	$42,979
% of Total	2%	76%	22%	—%	100%

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,333	$25,197	$1,234	$—	$27,764
Priced via independent broker quotations	—	—	6,846	—	6,846
Priced via other methods	—	—	18	47	65
Total	$1,333	$25,197	$8,098	$47	$34,675
% of Total	4%	73%	23%	—%	100%

Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2023, and 2022, goodwill was $4,830 million and $4,635 million, respectively. The majority of our goodwill as of December 31, 2023, relates to goodwill recorded in connection with the Chicago Title merger in 2000, our initial acquisition of an ownership interest in ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note N Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2023, 2022 and 2021, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.

Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA contracts that provide minimum guarantees to policyholders, such as GMDB and GMWB riders. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.
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
For the year ended December 31, 2023, changes in market conditions, including changing interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold certain underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies, which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note T Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$1,982	$2,858	$3,571
Agency title insurance premiums	2,610	3,976	4,982
Escrow, title-related and other fees	4,717	4,333	4,807
Interest and investment income	2,607	1,891	1,961
Recognized gains and losses, net	(164)	(1,493)	334
Total revenues	11,752	11,565	15,655
Expenses:
Personnel costs	2,908	3,192	3,528
Agent commissions	2,008	3,064	3,821
Other operating expenses	1,521	1,721	1,929
Benefits and other changes in policy reserves	3,553	1,126	1,932
Market risk benefit (gains) losses	95	(182)	(44)
Depreciation and amortization	593	491	432
Provision for title claim losses	207	308	385
Interest expense	174	115	114
Total expenses	11,059	9,835	12,097
Earnings before income taxes and equity in earnings of unconsolidated affiliates	693	1,730	3,558
Income tax expense	192	439	813
Equity in earnings of unconsolidated affiliates	17	15	64
Net earnings from continuing operations	$518	$1,306	$2,809
 Revenues.
Total revenues increased by $187 million in 2023 compared to 2022, primarily attributable to increases in escrow title-related and other fees, increases in interest and investment income and decreases in net recognized investments losses, partially offset by decreases in both direct and agency premiums. Total revenues decreased by $4,090 million in 2022 compared to 2021, primarily attributable to decreases in both direct and agency premiums, decreases in escrow title-related and other fees, decreases in interest and investment income and net recognized losses on our investment holdings in 2022 as compared to net recognized gains on our investment holdings in 2021.
See Note L Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations decreased by $788 million in 2023 compared to 2022, and decreased by $1,503 million in 2022 compared to 2021.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $2,607 million, $1,891 million, and $1,961 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Recognized gains and losses, net totaled $(164) million, $(1,493) million, and $334 million for the years ended December 31, 2023, 2022, and 2021, respectively. Recognized gains and losses, net for the year ended December 31, 2023 are primarily attributable to losses on sales of fixed maturity securities of $166 million, losses on sales of equity and preferred securities of $104 million and losses on sales of mortgages and other assets of $75 million, partially offset by non-cash valuation gains on equity and preferred security holdings and other invested assets of $181 million. Recognized gains and losses, net for the year ended December 31, 2022 are primarily attributable to realized losses on derivatives of $515 million, losses on sales of fixed maturity securities of $282 million, losses on sales of mortgages and other assets of $80 million, losses on sales of equity and preferred securities of $31 million and non-cash valuation losses on equity and preferred security holdings of $584 million. Recognized gains and losses, net for the year ended December 31, 2021 are primarily attributable to realized gains on derivatives of $655 million, gains on sales of fixed maturity securities of $114 million and gains on sales of mortgages and other assets of $13 million, partially offset by losses on sales of equity and preferred securities of $19 million and non-cash net valuation losses on equity and preferred securities of $429 million.
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
Income tax expense was $192 million, $439 million, and $813 million for the years ended December 31, 2023, 2022, and 2021, respectively. Income tax expense as a percentage of earnings before income taxes was 27.7%, 25.4%, and 22.8% in the years ended December 31, 2023, 2022, and 2021 respectively. The increase in income tax expense as a percentage of earnings before taxes in 2023 as compared to 2022 is primarily attributable the non-recurring tax benefit in 2022 of realized capital losses carried back to 2017. The increase in income tax expense as a percentage of earnings before taxes in 2022 as compared to 2021 is primarily attributable to the recording of a valuation allowance in 2022, partially offset by the non-recurring tax benefit in 2022 of realized capital losses carried back to 2017.
For the year ended December 31, 2023, changes in market conditions, including changing interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized.

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
In the event these estimates differ from our prior estimates due to the receipt of new information, the Company may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies, which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
The Organization for Economic Cooperation and Development (OECD) has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. The Company does not expect these rules to have a material impact on our income tax provision in 2024.

Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Direct title insurance premiums	$1,982	$2,858	$3,571
Agency title insurance premiums	2,610	3,976	4,982
Escrow, title-related and other fees	2,117	2,502	3,228
Interest and investment income	338	213	109
Recognized gains and losses, net	(9)	(443)	(393)
Total revenues	7,038	9,106	11,497
Expenses:
Personnel costs	2,544	2,987	3,292
Agent commissions	2,008	3,064	3,821
Other operating expenses	1,242	1,515	1,725
Depreciation and amortization	154	142	138
Provision for title claim losses	207	308	385
Interest expense	—	—	—
Total expenses	6,155	8,016	9,361
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$883	$1,090	$2,136
Orders opened by direct title operations (in thousands)	1,230	1,594	2,689
Orders closed by direct title operations (in thousands)	837	1,222	2,169
Fee per file by direct title operations (in dollars)	$3,617	$3,381	$2,467
Total revenues for the Title segment decreased by $2,068 million, or 23%, in the year ended December 31, 2023, when compared to 2022. Total revenues for the Title segment decreased by $2,391 million, or 21%, in the year ended December 31, 2022, when compared to 2021. The decrease in the year ended December 31, 2023, as compared to 2022 is primarily attributable to decreases in both our direct and agency premiums, decreases in escrow, title-related and other fees, partially offset by an increase in interest and investment income and a decrease in non-cash valuation losses on our equity and preferred investment holdings. The decrease in the year ended December 31, 2022, as compared to 2021 is primarily attributable to decreases in both our direct and agency premiums, decreases in escrow, title-related and other fees and an increase in non-cash valuation losses on our equity and preferred investment holdings, partially offset by an increase in interest and investment income.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Title premiums from direct operations	$1,982	43.2%	$2,858	41.8%	$3,571	41.8%
Title premiums from agency operations	2,610	56.8	3,976	58.2	4,982	58.2
Total title premiums	$4,592	100.0%	$6,834	100.0%	$8,553	100.0%
Title premiums decreased by 33% in the year ended December 31, 2023, as compared to 2022. The decrease is primarily attributable to a decrease in Title premiums from direct operations of $876 million, or 31%, and a decrease in Title premiums from agency operations of $1,366 million, or 34%. Title premiums decreased by 20% in the year ended December 31, 2022, as compared to 2021. The decrease is primarily attributable to a decrease in Title premiums from direct operations of $713 million, or 20%, and a decrease in Title premiums from agency operations of $1,006 million, or 20%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2023	2022	2021
Opened title insurance orders from purchase transactions (1)	78.9%	71.1%	48.9%
Opened title insurance orders from refinance transactions (1)	21.1	28.9	51.1
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	79.8%	67.9%	44.9%
Closed title insurance orders from refinance transactions (1)	20.2	32.1	55.1
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations decreased in the years ended December 31, 2023, and 2022 as compared to 2022 and 2021, respectively. The decreases are primarily attributable to decreases in total closed order volume, partially offset by increases in fee per file. The decreases in closed our volume are primarily attributable to closed orders from refinance transactions. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced a decrease in closed title insurance order volumes from both purchase and refinance transactions in the year ended December 31, 2023, as compared to 2022. Total closed order volumes were 837,000 in the year ended December 31, 2023, as compared to 1,222,000 in the year ended December 31, 2022, an overall decrease of 32%. Total closed order volumes from refinance transactions, which have a lower fee per file than purchase transactions, were 156,000 in the year ended December 31, 2023, compared to 369,000 in the year ended December 31, 2022, an overall decrease of 57%. Total closed order volumes were 1,222,000 in the year ended December 31, 2022, compared to 2,169,000 in the year ended December 31, 2021, an overall decrease of 44%. Total closed order volumes from refinance transactions, which have a lower fee per file than purchase transactions, were 369,000 in the year ended December 31, 2022, compared to 1,172,000 in the year ended December 31, 2021, an overall decrease of 69%. The decreases in both purchase and refinance transactions in 2023 and 2022 are primarily attributable to higher average mortgage interest rates in 2023 and 2022 as compared to 2022 and 2021, respectively.
Total opened title insurance order volumes decreased in the years ended December 31, 2023, and 2022, as compared to 2022 and 2021, respectively. The decreases in 2023 and 2022 were attributable to decreases in both opened title orders from purchase transactions and refinance transactions as compared to 2022 and 2021, respectively.
The average fee per file in our direct operations was $3,617 in the year ended December 31, 2023, compared to $3,381 in the year ended December 31, 2022. The average fee per file in our direct operations was $3,381 in the year ended December 31, 2022, compared to $2,467 in the year ended December 31, 2021. The increase in average fee per file in 2023 and 2022 as compared to 2022 and 2021, respectively, reflects an increased proportion of purchase transactions relative to total closed orders and a stable commercial market. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations decreased $1,366 million, or 34%, in the year ended December 31, 2023, as compared to 2022, and decreased $1,006 million, or 20%, in the year ended December 31, 2022 as compared to 2021. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with trends in the direct business. In addition, in 2021, lower mortgage rates during those years resulted in a surge in refinance business with agents, which was further impacted by changes in underlying real estate activity in the geographic regions in which the independent agents operate.
Escrow, title-related and other fees decreased by $385 million, or 15%, in the year ended December 31, 2023, as compared to 2022, and decreased by $726 million, or 22%, in the year ended December 31, 2022, as compared to 2021. Escrow fees, which are more closely related to our direct operations, decreased by $214 million, or 22%, in the year ended December 31, 2023, as compared to 2022, and decreased $414 million, or 30%, in the year ended December 31, 2022, as compared to 2021. The decreases in the years ended December 31, 2023, and 2022 as compared to 2022 and 2021, respectively, are primarily due to the decreases in closed order volume including declines in residential refinance volume, which have relatively higher escrow fees than residential purchase and commercial transactions. Other fees in the Title segment, excluding escrow fees, decreased by $172 million, or 11%, in the year ended December 31, 2023, as compared to 2022, and decreased $311 million, or 17%, in the year ended December 31, 2022, as compared to 2021. The decrease in Other fees in the year ended December 31, 2023, as compared to 2022 was primarily driven by decreases in revenues related to our ServiceLink and home warranty businesses and various other immaterial items. The decrease in Other fees in the year ended December 31, 2022, as compared to 2021 was primarily driven by a decrease in revenues related to our ServiceLink business and decreases in various other immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations in 2023 and 2022.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $125 million, or 59%, in the year ended December 31, 2023, as compared to 2022, and increased $104 million, or 95%, in the year ended December 31, 2022, as compared to 2021. The increases in the years ended December 31, 2023, and 2022 as compared to 2022 and 2021, respectively, was primarily attributable to increased income from our tax-deferred property exchange business and higher yields on our short-term investments.
Recognized net losses were $9 million, $443 million, and $393 million in the years ended December 31, 2023, 2022, and 2021, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs decreased $443 million, or 15%, in the year ended December 31, 2023, as compared to 2022, and decreased $305 million, or 9% in the year ended December 31, 2022, as compared to 2021. The decrease in the year ended December 31, 2023, as compared to 2022 is primarily attributable to the decrease in average headcount in 2023 associated with the decline in closed order volume and decreases in bonuses and commissions associated with the declines in revenue and profitability. The decrease in the year ended December 31, 2022, as compared to 2021 is primarily attributable to lower average head count in 2022 in response to the significant decline in refinance orders and declines in purchase and commercial orders in the second half of 2022, partially offset by an increase in the 401(k) match in 2022. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 62%, 56% and 48% for the years ended December 31, 2023, 2022 and 2021, respectively. Average employee count in the Title segment was 21,398, 25,157, and 27,297 in the years ended December 31, 2023, 2022 and 2021, respectively.
Other operating expenses decreased by $273 million, or 18%, in the year ended December 31, 2023, as compared to 2022, and decreased $210 million, or 12%, in the year ended December 31, 2022 compared to 2021. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 30%, 28% and 25% in the years ended December 31, 2023, 2022 and 2021, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$2,610	100.0%	$3,976	100.0%	$4,982	100.0%
Agent commissions	2,008	76.9	3,064	77.1	3,821	76.7
Net retained agent premiums	$602	23.1%	$912	22.9%	$1,161	23.3%
The claim loss provision for title insurance was $207 million, $308 million, and $385 million for the years ended December 31, 2023, 2022, and 2021 respectively. The provision reflects a provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal annuity and life insurance products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our FIA products provide for pre-retirement wealth accumulation and post-retirement income management. Our IUL products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through IMOs and independent insurance agents, and beginning in 2020, independent broker dealers and banks. Additionally, we provide funding agreements and PRT solutions to various institutions through consultants and brokers.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments, which are typically fixed in nature, but may vary in duration based on participant mortality experience.
Under GAAP, premium collections for deferred annuities (FIAs and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of the Unearned Revenue Liability ("URL")), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, and other operating costs and expenses.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during the year ended December 31, 2023, we have executed pay-float and receive-fixed interest rate swaps.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies. With respect to FIAs/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

F&G Results of Operations
The results of operations of our F&G segment for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:	(In millions)
Life insurance premiums and other fees	$2,413	$1,704	$1,407
Interest and investment income	2,211	1,655	1,852
Recognized gains and (losses), net	(124)	(1,010)	715
Total revenues	4,500	2,349	3,974
Benefits and expenses:
Benefits and other changes in policy reserves	3,553	1,126	1,932
Market risk benefit (gains) losses	95	(182)	(44)
Depreciation and amortization	412	324	271
Personnel costs	232	157	129
Other operating expenses	146	102	105
Interest expense	97	29	29
Total benefits and expenses	4,535	1,556	2,422

Earnings (loss) before income taxes	(35)	793	1,552
Income tax expense	23	158	320
Earnings (loss) from continuing operations	$(58)	$635	$1,232
Earnings from discontinued operations, net of tax	—	—	8
Net earnings (loss)	$(58)	$635	$1,240
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

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Life-contingent pension risk transfer premiums	$1,964	$1,362	$1,147
Traditional life insurance premiums	19	15	18
Life-contingent immediate annuity premiums	24	18	13
Surrender charges	103	58	33
Policyholder fees and other income	303	251	196
Life insurance premiums and other fees	$2,413	$1,704	$1,407

•Life-contingent pension risk transfer premiums increased for the years ended December 31, 2023 and December 31, 2022, reflecting higher PRT sales.
•Surrender charges increased for the years ended December 31, 2023, and December 31, 2022, primarily reflecting increases in withdrawals from policyholders with surrender changes and market value adjustments (MVAs), primarily on our FIA policies.

•Policyholder fees and other income increased for the years ended December 31, 2023, and December 31, 2022, primarily due to increased GMWB rider fees and cost of insurance charges, net of changes in URL on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities, available-for-sale	$1,843	$1,431	$1,213
Equity securities	20	17	11
Preferred securities	41	49	47
Mortgage loans	229	186	131
Invested cash and short-term investments	76	33	7
Limited partnerships	229	110	589
Other investments	27	20	17
Gross investment income	2,465	1,846	2,015
Investment expense	(254)	(191)	(163)
Interest and investment income	$2,211	$1,655	$1,852
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $339 million, $109 million and $53 million, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and losses, net:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(111)	$(461)	$57
Change in allowance for expected credit losses	(37)	(34)	4
Net realized and unrealized (losses) gains on certain derivatives instruments	147	(857)	615
Change in fair value of reinsurance related embedded derivatives	(128)	352	34
Change in fair value of other derivatives and embedded derivatives	5	(10)	5
Recognized gains and (losses), net	$(124)	$(1,010)	$715

Recognized gains and losses are shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(123) million, $381 million and $15 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

•For the year ended December 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by mark-to-market gains on our equity securities and realized gains on other invested assets.

•For the year ended December 31, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.
•For the year ended December 31, 2021, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities, partially offset by mark-to-market losses on our equity securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.
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

During the year ended December 31, 2023, we began to utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(Dollars in millions)
Call options:
Realized (losses) gains	$(216)	$(170)	$437
Change in unrealized (losses) gains	308	(692)	160
Futures contracts:
(Losses) gains on futures contracts expiration	7	(6)	9
Change in unrealized gains (losses)	2	(1)	(1)
Interest rate swaps	48	—	—
Foreign currency forward:
Gains on foreign currency forward	(2)	11	10
Total net change in fair value	$147	$(858)	$615

Annual Point-to-Point Change in S&P 500 Index during the periods	24%	(19)%	27%
Secured Overnight Financing Rates	5.38%	4.30%	0.05%
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

The average index credits to policyholders are as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average Crediting Rate	1%	1%	5%
S&P 500 Index:
Point-to-point strategy	2%	1%	4%
Monthly average strategy	1%	2%	3%
Monthly point-to-point strategy	—%	—%	7%
3 year high water mark	8%	13%	16%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
PRT agreements	$2,016	$1,399	$1,161
FIA/IUL market related liability movements	588	(1,010)	(377)
Index credits, interest credited & bonuses	831	593	1,019
Other changes in policy reserves	118	144	129
Total benefits and other changes in policy reserves	$3,553	$1,126	$1,932
•PRT agreements increased for the years ended December 31, 2023, and December 31, 2022, reflecting higher pension risk transfer group annuity obligations.
•The FIA/IUL market related liability movements for all periods presented are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $106 million, $(656) million and $(74) million during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See “Revenues - Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
•During the third quarter and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes, taken together, resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
•During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of approximately $99 million.

•During the third quarter of 2021, we implemented a new actuarial valuation system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of approximately $435 million.

•Index credits, interest credited & bonuses for the year ended December 31, 2023, were higher compared to the year ended December 31, 2022, primarily reflecting higher index credits and interest credited on FIA and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements. Index credits, interest credited & bonuses for the year ended December 31, 2022, were lower compared with the year ended December 31, 2021, primarily reflecting lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Market risk benefit (gains) losses	$95	$(182)	$(44)

•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.
▪Changes in market risk benefit (gains) losses for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily reflect less favorable market related movements, a favorable GMWB utilization assumption change in 2022 (that did not recur in 2023) and higher attributed fees. These changes were partially offset by actual policyholder behavior for the year ended December 31, 2023, being more in line with expected, as compared to the year ended December 31, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
▪Market risk benefit gains increased for the year ended December 31, 2022, compared with the year ended December 31, 2021, primarily reflecting favorable market related movements, primarily higher increases in risk free rates. In addition, the favorable impact of a GMWB utilization assumption change in 2022 was mostly offset by unfavorable impacts of actual policyholder behavior differing from expected when comparing the year ended December 31, 2022, with the year ended December 31, 2021.

Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Amortization of VOBA, DAC and DSI	$382	$300	$255
Amortization of other intangible assets and other depreciation	30	24	16
Total depreciation and amortization	$412	$324	$271
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the years ended December 31, 2023, and December 31, 2022, primarily reflecting increased DAC and DSI associated with the growth of the business. The increase for the year ended December 31, 2023, also reflects a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the FIA and fixed-rate annuity blocks.
Personnel costs and other operating expenses

Below is a summary of personnel costs and other operating expenses (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Personnel costs	$232	$157	$129
Other operating expenses	146	102	105
Total personnel costs and other operating costs	$378	$259	$234

•Personnel costs and other operating expenses increased for the years ended December 31, 2023, and December 31, 2022, primarily reflecting headcount growth to support higher sales and assets volumes and strategic growth capabilities.

Interest expense

Below is a summary of interest expense (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$97	$29	$29
Total interest expense	97	29	29
•Interest expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily reflecting a full year of interest on the F&G revolving credit facility and the issuance of the 7.40% F&G Notes in January of 2023.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(Dollars in millions)
Earnings (loss) before taxes	$(35)	$793	$1,552

Income tax expense (benefit) before valuation allowance	(12)	131	338
Change in valuation allowance	35	27	(18)
Income tax expense	$23	$158	$320
Effective rate	(66)%	20%	21%
•The income tax expense for the year ended December 31, 2023, was $23 million compared to income tax expense of $158 million for the year ended December 31, 2022. The effective tax rate was (66)% and 20%, respectively, for the years ended December 31, 2023, and December 31, 2022. The effective tax rate for the year ended December 31, 2023, differs from the statutory rate of 21% primarily due to a tax valuation allowance expense recorded on unrealized losses and capital loss carryforwards. The effective tax rate for the year ended December 31, 2022, differs from the statutory rate of 21% primarily due to favorable permanent tax adjustments.
•The income tax expense for the year ended December 31, 2021, was $320 million. The effective tax rate was 21% for the year ended December 31, 2021.
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
Our investment portfolio is designed to contribute stable earnings, excluding short-term mark-to-market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of December 31, 2023, and December 31, 2022, the fair value of our investment portfolio was approximately $52 billion and $41 billion, respectively, and was divided among the following asset classes and sectors:

	December 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
	(Dollars in millions)
Fixed maturity securities, available for sale:
United States Government full faith and credit	$261	1%	$32	—%
United States Government sponsored entities	31	—%	42	—%
United States municipalities, states and territories	1,567	3%	1,410	3%
Foreign Governments	226	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,895	13%	5,085	12%
Manufacturing, construction and mining	947	2%	737	2%
Utilities, energy and related sectors	2,374	5%	2,275	6%
Wholesale/retail trade	2,433	5%	2,008	5%
Services, media and other	3,930	8%	2,794	7%
Hybrid securities	618	1%	705	2%
Non-agency residential mortgage-backed securities	2,393	5%	1,479	4%
Commercial mortgage-backed securities	4,410	9%	3,036	7%
Asset-backed securities	8,929	17%	7,245	18%
Collateral loan obligations ("CLO")	5,405	10%	4,222	10%
Total fixed maturity available for sale securities	$40,419	79%	$31,218	76%
Equity securities (a)	606	1%	823	2%
Limited partnerships:
Private equity	1,277	2%	1,129	3%
Real assets	463	1%	431	1%
Credit	1,039	2%	867	2%
Limited partnerships	$2,779	5%	$2,427	6%
Commercial mortgage loans	2,253	4%	2,083	5%
Residential mortgage loans	2,545	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,697	3%	809	2%
Short term investments	1,452	3%	1,556	4%
Total investments	$51,751	100%	$40,808	100%

(a) Includes investment grade non-redeemable preferred stocks ($428 million and $672 million at December 31, 2023, and December 31, 2022, respectively).
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

The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization (“NRSRO”), the SVO utilizes that rating and assigns an NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at December 31, 2023, and 2022:

		December 31, 2023			December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$28,052	$26,170	65%	$21,294	$18,681	60%
BBB	2	13,421	12,302	30%	12,422	10,737	34%
BB	3	1,633	1,554	4%	1,588	1,425	5%
B	4	268	215	1%	259	236	1%
CCC	5	103	72	—%	87	67	—%
CC and lower	6	124	106	—%	73	72	—%
Total		$43,601	$40,419	100%	$35,723	$31,218	100%
Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2023, and 2022 (dollars in millions). Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022, table was updated to reflect a consistent presentation with the December 31, 2023, classifications:

	December 31, 2023
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%

	December 31, 2022
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS Other	$7,359	23%
CLO securities	3,856	12%
Commercial mortgage-backed securities	3,399	11%
Diversified financial services	2,620	8%
Banking	1,850	6%
Insurance	1,545	5%
Municipal	1,428	4%
Whole loan collateralized mortgage obligations	1,278	4%
Electric	1,014	3%
Telecommunications	547	2%
Total	$24,896	78%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2023, and December 31, 2022, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$383	$374	$124	$123
Due after one year through five years	3,207	3,129	2,193	2,059
Due after five years through ten years	2,822	2,680	1,840	1,633
Due after ten years	15,333	13,068	14,417	11,379
Subtotal	$21,745	$19,251	$18,574	$15,194
Other securities, which provide for periodic payments
Asset-backed securities	$14,623	$14,334	$12,209	$11,467
Commercial mortgage-backed securities	4,732	4,410	3,309	3,036
Residential mortgage-backed securities	2,501	2,424	1,631	1,521
Subtotal	$21,856	$21,168	$17,149	$16,024
Total fixed maturity available-for-sale securities	$43,601	$40,419	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $33 million and $49 million as of December 31, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of December 31, 2023, and 2022, approximately 95% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at December 31, 2023, and 2022.

		December 31, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,023	79%	$5,570	77%
BBB	2	1,375	15%	1,232	17%
BB	3	418	5%	344	5%
B	4	59	1%	72	1%
CCC	5	13	—%	9	—%
CC and lower	6	41	—%	18	—%
Total		$8,929	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at December 31, 2023, and 2022.

		December 31, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,288	61%	$2,678	64%
BBB	2	1,582	29%	1,225	29%
BB	3	480	9%	256	6%
B	4	17	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	38	1%	35	1%
Total		$5,405	100%	$4,222	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $231 million and $188 million and an amortized cost of $268 million and $231 million as of December 31, 2023, and December 31, 2022, respectively) and special revenue bonds (fair value of $1,334 million and $1,017 million and an amortized cost of $1,506 million and $1,248 million as of December 31, 2023, and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of December 31, 2023, and December 31, 2022, respectively, with less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 96% of our municipal bond exposure rated NAIC 1 as of December 31, 2023, and December 31, 2022, respectively.

Mortgage Loans
Commercial Mortgage Loans
We diversify our CMLs portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2023, and December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.3 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At December 31, 2023, and 2022, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note E Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,691 million and $4,744 million as of December 31, 2023, and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $29,741 million and $34,164 million as of December 31, 2023, and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In the aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(In millions)
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(In millions)
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)

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
At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 101 and 64 structured securities with a fair value of $316 million and $162 million, respectively, to which we had potential credit exposure as of December 31, 2023, and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $35 million and $16 million as of December 31, 2023, and December 31, 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2023, and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2023 and December 31, 2022, refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues:
Escrow, title-related and other fees	$187	$127	$172
Interest and investment income	58	23	—
Recognized gains and losses, net	(31)	(40)	12
Total revenues	214	110	184
Expenses:
Personnel costs	132	48	107
Other operating expenses	133	104	99
Depreciation and amortization	27	25	23
Interest expense	77	86	85
Total expenses	369	263	314
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(155)	$(153)	$(130)

The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $104 million, or 95% in the year ended December 31, 2023, as compared to 2022, and decreased $74 million, or 40%, in the year ended December 31, 2022, as compared to 2021. The increase in the year ended December 31, 2023, as compared to 2022 is primarily attributable to a $71 million increase in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, a $35 million increase in interest and investment income related to cash and short-term investments, and a $33 million impairment of cost method investments in 2023 as compared to a $41 million impairment of cost method investments in 2022, partially offset by various other immaterial items. The decrease in the year ended December 31, 2022, as compared to 2021 is primarily attributable to a $59 million decrease in valuations associated with our deferred compensation plan assets, which decreased both revenue and personnel costs and a $41 million impairment of cost method investments in 2022, partially offset by various other immaterial items.
Personnel costs in the Corporate and Other segment increased $84 million, or 175% in the year ended December 31, 2023, as compared to 2022, and decreased $59 million, or 55%, in the year ended December 31, 2022, as compared to 2021. The increase in the year ended December 31, 2023, as compared to 2022 is primarily attributable to the aforementioned increase in the valuation of deferred compensation plan assets in 2023. The decrease in the year ended December 31, 2022, as compared to 2021 is primarily attributable to the aforementioned decrease in the valuation of deferred compensation plan assets in 2022.
Other operating expenses in the Corporate and Other segment increased $29 million, or 28%, in the year ended December 31, 2023, as compared to 2022, and increased $5 million, or 5% in the year ended December 31, 2022, as compared to 2021. The increase in 2023 as compared to 2022 is attributable to various immaterial items.
Interest expense decreased $9 million, or 10%, in the year ended December 31, 2023, as compared to 2022, and increased $1 million, or 1%, in the year ended December 31, 2022, as compared to 2021. The decrease in the year ended December 31, 2023, as compared to 2022 is primarily attributable to decreased average debt outstanding in 2023 associated with repayment of the $400 million in outstanding principal of our 5.50% Senior Notes in September of 2022.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $1.83 per share in 2023, or approximately $500 million to our common shareholders. On February 14, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on March 29, 2024, to FNF common shareholders of record as of March 15, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of December 31, 2023, we had cash and cash equivalents of $2,767 million, short term investments of $2,119 million and available capacity under our Revolving Credit Facility of $800 million and available capacity under the Amended F&G Credit Agreement of $303 million. Subsequent to December 31, 2023, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar"), on January 2, 2024. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration was approximately $311 million, comprised of cash of approximately $269 million and contingent consideration with an estimated fair value of $45 million. Under the terms of the purchase agreement, F&G has agreed to make cash payments of up to approximately $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization milestones of Roar. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. On December 6, 2023, F&G completed the public offering of $345 million aggregate principal amount of its 7.95% Senior Notes due 2053 (the "7.95% F&G Notes"). F&G used the net proceeds from the sale of the notes to repay borrowings under its revolving credit facility and for general corporate purposes, including the support of organic growth opportunities. On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. F&G intends to use the net proceeds from the offering of the 7.40% F&G Notes for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. For further information related to the 7.95% F&G Notes and 7.40% F&G Notes, refer to Note G Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility and the F&G Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2023, $1,145 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2023 of approximately $471 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2023, 2022, 2021 were $6,478 million, $4,355 million, and $4,090 million, respectively. The increase in cash provided by operating activities of $2,123 million in 2023 as compared to 2022 is primarily attributable to increased cash inflows associated with the change in funds withheld from reinsurers of $1,330 million, increased cash inflows associated with the change in future policy benefits of $254 million and net cash inflows associated with the timing of receipts and payments of prepaid assets, payables, and receivables of $384 million in 2023 as compared to net cash outflows of $783 million in 2022, partially offset by decreased net cash inflows from the change in reinsurance recoverable of $198 million, decreased net cash inflows from the change in trade receivables of $141 million and net cash outflows associated with the change in income taxes of $50 million in 2023 as compared to net cash inflows of $66 million in 2022. The increase in cash provided by operating activities of $265 million in 2022 as compared to 2021 is primarily attributable to increased cash inflows associated with the change in funds withheld from reinsurers of $1,206 million, increased cash inflows associated with the change in future policy benefits of $444 million, net cash inflows from the change in trade receivables of $178 million in 2023 as compared to net cash outflows of $120 million in 2021 and increased cash inflows associated with the change in reinsurance recoverable of $217 million, partially offset by net cash outflows associated with the change in the reserve for title claims losses of $73 million in 2022 as compared to net cash inflows of $260 million in 2021, and net cash outflows associated with the timing of receipts and payments of prepaid assets, payables and receivables of $783 million in 2022 as compared to net cash inflows of $199 million in 2021.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2023, 2022, and 2021 were $9,090 million, $10,524 million, and $7,449 million, respectively. The decrease in cash used in investing activities in 2023 as compared to 2022 of $1,434 million is primarily associated with increased cash inflows from net proceeds from sales and maturities of short-term investment securities of $340 million in 2023 as compared to net purchases of short-term investment securities of $2,571 million in 2022, partially offset by increased cash outflows for additional investments in unconsolidated affiliates of $219 million, increased cash outflows for purchases of investment securities of $837 million, decreased cash inflows from proceeds from sales, calls and maturities of investment securities of $465 million and increased cash outflows associated with acquisitions of $119 million. The increase in cash used in investing activities in 2022 as compared to 2021 of $3,075 million is primarily associated with net purchases of short-term investment securities of $2,571 million in 2022 as compared to proceeds from sales and maturities of short-term investment securities of $266 million in 2021, partially offset by decreased cash outflows for additional investments in unconsolidated affiliates of $669 million and decreased cash outflows for purchases of investment securities of $2,866 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $132 million, $138 million, and $131 million for the year ended December 31, 2023, 2022, and 2021 respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the year ended December 31, 2023, 2022, and 2021 were $3,093 million, $4,095 million, and $5,000 million, respectively. The decrease in cash provided by financing activities of $1,002 million in 2023 as compared to 2022 is primarily associated with increased cash outflows from contractholder withdrawals of $1,175 million, decreased cash inflows from contractholder deposits of $743 million and net F&G Credit Agreement repayments of $185 million, partially offset by the issuance of our 7.95% F&G Notes of $345 million in December of 2023 and the issuance of our 7.40% F&G Notes of $500 million in January of 2023 as compared to the issuance of borrowings of $550 million in 2022, decreased purchases of treasury stock of $547 million and the repayment of $400 million for our 5.50% Notes in September 2022. The decrease in cash provided by financing activities of $905 million in 2022 as compared to 2021 is primarily associated with increased cash outflows for debt service payments, including the repayment of $400 million for our 5.50% Notes that were due in September 2022, increased cash outflows from contractholder withdrawals of $519 million, and net cash outflows associated with the change in secured trust deposits of $72 million in 2022 as compared to net cash inflows of $224 million in 2021, partially offset by increased cash inflows from contractholder deposits of $364 million and borrowings of $550 million in 2022 as compared to the issuance of our 3.45% Notes of $449 million in September of 2021.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.

Obligations - Contractual and Other.  As of December 31, 2023, our required annual payments relating to contractual and other obligations were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Notes payable principal repayment	$365	$550	$6	$—	$950	$2,045	$3,916
Operating lease payments	142	106	76	46	29	32	431
Pension and other benefit payments	11	8	6	6	5	29	65
Annuity and universal life products	4,795	6,305	5,746	5,467	6,705	41,007	70,025
Pension risk transfer annuity payments	312	301	292	282	271	3,300	4,758
Funding agreements (FABN/FHLB)	914	761	1,268	968	1,052	321	5,284
Title claim loss estimated payments	280	260	197	161	114	758	1,770
Interest on fixed rate notes payable	175	175	175	175	175	1,291	2,166
Acquisitions	269	—	—	—	—	—	269
Total	$7,263	$8,466	$7,766	$7,105	$9,301	$48,783	$88,684
As of December 31, 2023, we had title insurance reserves of $1,770 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 100,0000 shares of FNF common stock during the year ended December 31, 2023, for approximately $4 million, or an average of $38.45 per share. Since the original commencement of the 2021 Repurchase Program, we have repurchased a total of 16,449,565 FNF common shares for an aggregate amount of $701 million, or an average of $42.60 per share.
Equity and Preferred Security Investments. Our equity and preferred security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of equity and preferred security investments held as of any given period end within earnings. Our results of operations in future periods are anticipated to be subject to such volatility.
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with Generally Accepted Accounting Principles and industry practice. These balances amounted to

$13.5 billion and $18.9 billion at December 31, 2023, and 2022, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
We have unfunded investment commitments as of December 31, 2023, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E Investments and Note H Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2023, and 2022, we had $1,983 million and $1,983 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our consolidated balance sheet. As of December 31, 2023, and 2022, we had assets with a fair value of approximately $4,345 million and $3,387 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2023, and 2022, respectively, $381 million and $219 million of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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
At December 31, 2023, we had $3,887 million in long-term debt, none of which bears interest at a floating rate, other than the F&G Credit Facility. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2023, we held $766 million in marketable equity securities (not including our investments in preferred securities of $621 million and our investments in unconsolidated affiliates of $3,334 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 2.4% of total liabilities at December 31, 2023) is not included in the hypothetical effects.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2023, and 2022, are as follows:
 Interest Rate Risk
At December 31, 2023, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $2.5 billion as compared with a (decrease) increase of $2.0 billion at December 31, 2022.
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
Equity Price Risk
At December 31, 2023, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $77 million, as compared with an increase (decrease) of $68 million at December 31, 2022.

Interest Rate Risk Related to our F&G Segment
Interest rate risk is the F&G segment's primary market risk exposure. An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.4 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.5 billion at December 31, 2023. For comparison, a similar increase in the levels of interest rates of 100 basis points, with all other variables held constant, would have resulted in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $1.9 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.4 billion at December 31, 2022.
A 100 basis point shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $14 million and $11 million per year as of December 31, 2023 and December 31, 2022, respectively. As noted above, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2023, and December 31, 2022, is summarized as follows:

	December 31, 2023
Duration (years)	Amortized Cost (In millions)	% of Total
0-4	$26,146	54%
5-9	10,455	21%
10-14	9,943	20%
15-19	2,650	5%
20-30	69	—%
Total	$49,263	100%

	December 31, 2022
Duration (years)	Amortized Cost (In millions)	% of Total
0-4	$25,323	53%
5-9	10,010	21%
10-14	9,423	21%
15-19	2,515	5%
20-30	64	—%
Total	$47,335	100%
Equity Price Risk Related to our F&G Segment
Our F&G segment is exposed to equity price risk through certain insurance products. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. Refer to Note D Fair Value of Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
We are also exposed to equity price risk through certain insurance products. We offer a variety of FIA/ IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on FIA products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB liabilities and decrease in the valuation of contractholder funds liabilities associated with such products.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA and IUL equity exposures. The primary way we hedge FIA/ IUL equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by F&G. The second way to hedge FIA/ IUL equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables us to reduce the overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA/ IUL contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA/ IUL contracts. These hedge programs are limited to the current policy term of the FIA/ IUL contracts. Future returns, which may be reflected in FIA/ IUL contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of the FIA/ IUL contracts, which permit us to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
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
See Note F Derivative Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the annual index credits to policyholders on their anniversaries were $203 million, $155 million and $628 million, respectively. Proceeds received at expiration of options related to such credits were $212 million, $158 million and $702 million, respectively.
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
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $40 billion at December 31, 2023. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify exposure by issuer and country, using rating-based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly basis.
In connection with the use of derivative instruments, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored, and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note F Derivative Financial Instruments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit selection of counterparties with which to do new transactions to those with an “A-” credit rating or above from at least one of the major rating agencies and/or that are appropriately collateralized and provide credit for reinsurance.
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2023, and December 31, 2022, that would require an increase to the allowance for credit losses.
For information on concentrations of reinsurance risk, refer to Note O F&G Reinsurance in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
For further information on certain risk associated with our business, refer to Note H Commitments and Contingencies in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
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

Concentrations of Financial Instruments Related to our F&G Segment
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations included in Part II - Item 7 of this Annual Report on Form 10-K regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2023, and December 31, 2022.
Refer to Note D - Investments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2023, and December 31, 2022.
Concentrations of Financial and Capital Markets Risk Related to our F&G Segment
Our F&G segment is exposed to financial and capital markets risk, including changes in interest rates and credit spreads, which can have an adverse effect on its results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six to twelve-month time period, certain of F&G’s products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring F&G to liquidate assets in an unrealized loss position. We attempt to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by F&G’s products. We expect to continue to face these challenges and uncertainties that could adversely affect our results of operations and financial condition.

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID:42)	90
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID: 42)	91
Consolidated Balance Sheets as of December 31, 2023 and 2022	94
Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021	95
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2023, 2022, and 2021	96
Consolidated Statements of Equity for the years ended December 31, 2023, 2022, and 2021	97
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	100
Notes to Consolidated Financial Statements	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024, expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-12

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for long-duration contracts in each of the three years in the period ended December 31, 2023 due to the adoption of ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts.

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
The Company’s reserve for title claim losses totaled $1.8 billion as of December 31, 2023. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
Auditing the Company’s reserve for title claim losses was complex because of the highly judgmental nature of the determination of the loss provision rates used in the valuation of the reserve for title claim losses. The significant judgment was primarily due to the sensitivity of management’s estimate to claim loss history, industry trends, and current legal environment.

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
To evaluate the judgment used by management in determining the loss provision rates, among other procedures, we considered claim loss history, industry trends, current legal environment, and how management assessed these factors in the current period as compared to prior periods. We involved actuarial professionals with specialized skills and industry knowledge, who assisted in performing an evaluation of the Company’s current year loss provision rates compared with those used in prior periods, as well as a review of loss development experience for prior years. We also independently calculated a range of reasonable reserve estimates which we compared to management’s recorded reserve for title claim losses.

Fixed Indexed Annuity Embedded Derivative Liability, Market Risk Benefits, and Future Policy Benefits Liability
Description of the Matter
At December 31, 2023, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $4.3 billion. Certain of the Company’s fixed indexed annuity (FIA) contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices and crediting strategy selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes A (see section on Contractholder Funds), D, F, and Y to the consolidated financial statements. A subset of FIA contracts include certain contract features that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes A (see section on MRBs), D, W and X to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $88 million and $403 million, respectively, as of December 31, 2023.
At December 31, 2023, future policy benefits (FPB) liabilities related to traditional life and life-contingent immediate annuity policies (which includes life-contingent pension risk transfer annuities) totaled $7.0 billion. The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and related claim expenses and the amount of net premiums to be collected from policyholders as discussed in Notes A (see section on Future Policy Benefits), W, and Z to the consolidated financial statements.
Auditing the valuation of the Company’s fixed indexed annuity embedded derivative, MRBs, and FPB liabilities was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs and valuation of FPB liabilities. In particular, the fair value of fixed indexed annuity embedded derivative and MRBs was sensitive to the significant assumptions including surrender rates, GMWB utilization, and non-performance spread. In addition, option cost was a significant assumption used in the valuation of fixed index annuity embedded derivatives and mortality, partial withdrawals, and capital market performance scenarios were significant assumptions used in the valuation of MRBs. Mortality is a significant assumption used in the valuation of FPB liabilities.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities and MRBs and the valuation of FPB liabilities. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.
To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative and MRBs and the valuation of FPB liabilities, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the valuation with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared as applicable, the significant assumptions noted above to historical experience, observable market data, and management’s estimates of prospective changes in these assumptions. We also performed an independent recalculation of the embedded derivative, MRB, and FPB liabilities for a sample of policies or cohorts for comparison with the actuarial models used by management.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Jacksonville, Florida
February 29, 2024

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2023 and December 31, 2022, at an amortized cost of $45,606 and $37,708, respectively, net of allowance for credit losses of $42 and $39, respectively, and includes pledged fixed maturity securities of $489 and $448, respectively, related to secured trust deposits	$42,373	$33,095
Preferred securities, at fair value	621	903
Equity securities, at fair value	766	678
Derivative investments	797	244
Mortgage loans, net of allowance for credit losses of $66 and $42 at December 31, 2023 and 2022, respectively.	5,336	4,554
Investments in unconsolidated affiliates	3,334	2,642
Other long-term investments	703	664
Short-term investments, at December 31, 2023 and December 31, 2022 includes pledged short-term investments of $1 and $6, respectively, related to secured trust deposits	2,119	2,590
Total investments	56,049	45,370
Cash and cash equivalents, at December 31, 2023 and 2022 includes $262 and $242, respectively, of pledged cash related to secured trust deposits	2,767	2,286
Trade and notes receivables, net of allowance of $32 and $33 at December 31, 2023 and 2022, respectively	442	467
Reinsurance recoverable, net of allowance for credit losses of $21 and $10 at December 31, 2023 and 2022, respectively	8,977	5,418
Goodwill	4,830	4,635
Prepaid expenses and other assets	1,900	2,068
Market risk benefits assets	88	117
Lease assets	348	376
Other intangible assets, net	4,627	3,811
Title plants	418	416
Property and equipment, net	168	179
Total assets	$80,614	$65,143
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$48,798	$40,843
Future policy benefits	7,050	5,021
Accounts payable and accrued liabilities	3,009	2,326
Market risk benefits liability	403	282
Notes payable	3,887	3,238
Reserve for title claim losses	1,770	1,810
Funds withheld for reinsurance liabilities	7,083	3,703
Secured trust deposits	731	862
Lease liabilities	394	418
Income taxes payable	—	—
Deferred tax liability	29	71
Total liabilities	73,154	58,574
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2023 and 2022, respectively; outstanding of 273,251,449 and 272,309,890 as of December 31, 2023 and 2022, respectively, and issued of 329,185,916 and 327,757,349 as of December 31, 2023 and 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,913	5,870
Retained earnings	5,244	5,225
Accumulated other comprehensive earnings	(2,119)	(2,870)
Less: Treasury stock, 55,934,467 shares and 55,447,459 shares as of December 31, 2023 and 2022, respectively, at cost	(2,130)	(2,109)
Total Fidelity National Financial, Inc. shareholders’ equity	6,908	6,116
Non-controlling interests	552	453
Total equity	7,460	6,569
Total liabilities and equity	$80,614	$65,143
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Direct title insurance premiums	$1,982	$2,858	$3,571
Agency title insurance premiums	2,610	3,976	4,982
Escrow, title-related and other fees	4,717	4,333	4,807
Interest and investment income	2,607	1,891	1,961
Recognized gains and losses, net	(164)	(1,493)	334
Total revenues	11,752	11,565	15,655
Expenses:
Personnel costs	2,908	3,192	3,528
Agent commissions	2,008	3,064	3,821
Other operating expenses	1,521	1,721	1,929
Benefits and other changes in policy reserves	3,553	1,126	1,932
Market risk benefit losses (gains)	95	(182)	(44)
Depreciation and amortization	593	491	432
Provision for title claim losses	207	308	385
Interest expense	174	115	114
Total expenses	11,059	9,835	12,097
Earnings from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	693	1,730	3,558
Income tax expense	192	439	813
Earnings before equity in earnings of unconsolidated affiliates	501	1,291	2,745
Equity in earnings of unconsolidated affiliates	17	15	64
Net earnings from continuing operations	518	1,306	2,809
Net earnings from discontinued operations, net of tax	—	—	8
Net earnings	518	1,306	2,817
Less: Net earnings attributable to non-controlling interests	1	12	20
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$517	$1,294	$2,797
Earnings per share
Basic
Net earnings from continuing operations attributable to FNF common shareholders	$1.91	$4.71	$9.78
Net earnings from discontinued operations attributable to FNF common shareholders	—	—	0.03
Net earnings per share attributable to FNF common shareholders, basic	$1.91	$4.71	$9.81
Diluted
Net earnings from continuing operations attributable to FNF common shareholders	$1.91	$4.67	$9.72
Net earnings from discontinued operations attributable to FNF common shareholders	—	—	0.03
Net earnings per share attributable to FNF common shareholders, diluted	$1.91	$4.67	$9.75

Weighted average shares outstanding FNF common stock, basic basis	270	275	285
Weighted average shares outstanding FNF common stock, diluted basis	271	277	287
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2023	2022	2021
Net earnings	$518	$1,306	$2,817
Other comprehensive earnings:
Unrealized gain (loss) on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	961	(4,783)	(499)
Unrealized gain on investments in unconsolidated affiliates (2)	12	9	23
Unrealized gain (loss) on foreign currency translation (3)	6	(18)	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	126	173	(101)
Changes in current discount rate - future policy benefits (5)	(189)	764	124
Changes in instrument-specific credit risk - market risk benefits (6)	(34)	67	10
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	—	3
Other comprehensive (loss) earnings attributable to non-controlling interest (7)	(134)	35	—
Minimum pension liability adjustment (8)	3	5	(7)
Other comprehensive earnings (loss)	751	(3,748)	(453)
Comprehensive earnings (loss)	1,269	(2,442)	2,364
Less: Comprehensive earnings attributable to non-controlling interests	1	12	20
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$1,268	$(2,454)	$2,344

(1)Net of income tax expense (benefit) of $238 million, $(1,246) million, and $(140) million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Net of income tax expense of $3 million, $3 million, and $7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Net of income tax expense (benefit) of $2 million and $(4) million, for the years ended December 31, 2023 and 2022, respectively.
(4)Net of income tax expense (benefit) of $34 million, $45 million and $(26) million for the years ended December 31, 2023, 2021 and 2021, respectively.
(5)Net of income tax (benefit) expense of $(50) million, $203 million and $33 million for the years ended December 31, 2023, 2021 and 2021, respectively.
(6)Net of income tax (benefit) expense of $(9) million, $18 million and $3 million for the years ended December 31, 2023, 2021 and 2021, respectively.
(7)Net of income tax (benefit) expense of $(35) million and $9 million for the years ended December 31, 2023, and 2022, respectively.
(8)Net of income tax expense (benefit) of $2 million and $(2) million for the years ended December 31, 2022, and 2021, respectively.
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2021	322	$—	$5,720	$2,468	$1,331	31	$(1,067)	$41	$8,493
Exercise of stock options	2	—	48	—	—	—	—	—	48
Purchase of incremental share in consolidated subsidiaries	—	—	—	—	—	—	—	1	1
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	10	(461)	—	(461)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	(499)	—	—	—	(499)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	23	—	—	—	23
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	(7)	—	—	—	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(101)	—	—	—	(101)
Stock-based compensation	—	—	42	—	—	—	—	—	42
Dividends declared	—	—	—	(447)	—	—	—	—	(447)
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	3	—	—	—	3
Change in current discount rate — liability for future policy benefits	—	—	—	—	124	—	—	—	124
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	10	—	—	—	10
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(19)	(19)
Net earnings	—	—	—	2,797	—	—	—	20	2,817
Balance, December 31, 2021	325	$—	$5,810	$4,818	$878	42	$(1,545)	$43	$10,004

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance January 1, 2022	325	—	$5,810	$4,818	$878	42	$(1,545)	$43	$10,004
Exercise of stock options	2	—	39	—	—	—	—	—	39
Non-controlling interest associated with current period acquisitions	—	—	—	—	—	—	—	46	46
Treasury stock repurchased	—	—	—	—	—	13	(549)	—	(549)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(3)	—	—	—	—	(11)	(14)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	(4,783)	—	—	—	(4,783)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	(18)	—	—	—	(18)
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	5	—	—	—	5
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	173	—	—	—	173
Other comprehensive earnings attributable to non-controlling interest	—	—	—	—	35	—	—	(35)	—
Stock-based compensation	—	—	48	—	—	—	—	1	49
Dividends declared	—	—	—	(490)	—	—	—	—	(490)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(15)	—	(15)
Change in current discount rate — liability for future policy benefits	—	—	—	—	764	—	—	—	764
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	67	—	—	—	67
Distribution of 15% of the common stock of F&G			(24)	(397)				421	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(24)	(24)
Net earnings	—	—	—	1,294	—	—	—	12	1,306
Balance, December 31, 2022	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Exercise of stock options	—	—	15	—	—	—	—	—	15
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(11)	—	—	—	—	(8)	(19)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	961	—	—	—	961
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	12	—	—	—	12
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	6	—	—	—	6
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	3	—	—	—	3
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	126	—	—	—	126
Stock-based compensation	—	—	55	—	—	—	—	4	59
Dividends declared	—	—	—	(498)	—	—	—	—	(498)
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(189)	—	—	—	(189)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(34)	—	—	—	(34)
F&G purchases of treasury stock	—	—	(1)	—	—			(18)	(19)
Other comprehensive earnings attributable to non-controlling interest	—	—	(15)	—	(134)	—	—	149	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(29)	(29)
Net earnings	—	—	—	517	—	—	—	1	518
Balance, December 31, 2023	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2023	2022	2021
Cash Flows From Operating Activities:
Net earnings	$518	$1,306	$2,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	593	491	432
Equity in earnings of unconsolidated affiliates	(17)	(15)	(64)
Loss (gain) on sales of investments and other assets and asset impairments, net	542	533	(588)
Loss on sale of businesses	—	—	14
Interest credited/index credits to contractholder account balances	1,409	(560)	573
Change in market risk benefits, net	95	(182)	(44)
Deferred policy acquisition costs and deferred sales inducements	(1,084)	(814)	(675)
Charges assessed to contractholders for mortality and administration	(255)	(221)	(191)
Non-cash lease costs	136	142	139
Operating lease payments	(153)	(154)	(150)
Distributions from unconsolidated affiliates, return on investment	122	151	106
Stock-based compensation cost	60	49	42
Change in NAV of limited partnerships, net	(220)	(109)	(589)
Change in valuation of derivatives, equity and preferred securities, net	(388)	947	253
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	78	276	59
Change in future policy benefits	1,325	1,071	627
Change in funds withheld from reinsurers	3,386	2,056	850
Net decrease (increase) in trade receivables	37	178	(120)
Net (decrease) increase in reserve for title claim losses	(40)	(73)	260
Net change in income taxes	(50)	66	140
Net change in other assets and other liabilities	384	(783)	199
Net cash provided by operating activities	6,478	4,355	4,090
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	5,875	6,340	9,796
Fundings of notes receivable	(19)	(99)	(19)
Additions to property and equipment and capitalized software	(132)	(138)	(131)
Purchases of investment securities	(13,985)	(13,148)	(16,014)
Net proceeds (purchases of) from sales and maturities of short-term investment securities	340	(2,571)	266
Other acquisitions/disposals, net of cash acquired	(299)	(180)	(100)
Additional investments in unconsolidated affiliates	(1,296)	(1,077)	(1,746)
Distributions from unconsolidated affiliates, return of investment	423	335	491
Net other investing activities	3	14	8
Net cash used in investing activities	(9,090)	(10,524)	(7,449)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the Year Ended December 31,

Cash Flows From Financing Activities:	2023	2022	2021
Borrowings	6	550	—
Debt offering	845	—	449
F&G Credit Agreement repayments, net	(185)	—	—
Debt costs/equity issuance additions	(16)	(4)	(6)
Debt service payments	—	(400)	—
Dividends paid	(500)	(489)	(446)
Subsidiary dividends paid to non-controlling interest shareholders	(32)	(20)	(19)
Exercise of stock options	15	39	48
Net change in secured trust deposits	(132)	(72)	224
Purchase of additional share in consolidated subsidiaries	(19)	(15)	—
Payment of contingent consideration for prior period acquisitions	(10)	(6)	(5)
Payment for shares withheld for taxes and in treasury	(17)	(15)	(17)
Contractholder account deposits	7,787	8,530	8,166
Contractholder account withdrawals	(4,625)	(3,450)	(2,931)
F&G repurchases of F&G stock	(18)	—	—
Purchases of treasury stock	(6)	(553)	(463)
Net cash provided by financing activities	3,093	4,095	5,000
Net increase (decrease) in cash and cash equivalents	481	(2,074)	1,641
Cash and cash equivalents at beginning of period	2,286	4,360	2,719
Cash and cash equivalents at end of period	$2,767	$2,286	$4,360
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.    Business and Summary of Significant Accounting Policies
The following describes the business and significant accounting policies of Fidelity National Financial, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company" or "FNF"), which have been followed in preparing the accompanying Consolidated Financial Statements.
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
Recent Developments
Amendment to our Revolving Credit Facility
On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). For further information related to the Amended Revolving Credit Facility and the Sixth Restated Credit Agreement refer to Note G Notes Payable.
Amendment to the F&G Credit Agreement
On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). For more information related to the Second Amended and Restated F&G Credit Agreement refer to Note G Notes Payable.
Acquisition of ROAR
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar"). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of cash of approximately $269 million and contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization milestones of Roar.
Investment of $250 million in F&G
On January 12, 2024, we completed a $250 million preferred stock investment in F&G. F&G will use the net proceeds from the investment to support growth of its assets under management.
Under the terms of the agreement, we have agreed to invest $250 million in exchange for 5 million shares of F&G's 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the "Mandatory Convertible Preferred Stock"). Each share of Mandatory Convertible Preferred Stock will have a liquidation preference of $50.00 per share. Unless earlier converted at the option of the holder, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of common stock of F&G on January 15, 2027 (the "Mandatory Conversion Date"). Upon conversion on the Mandatory Conversion Date, the conversion rate for each share of the Mandatory Convertible Preferred Stock will be no more than 1.1111 shares of common stock and no less than 0.9456 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the value of F&G's common stock.

7.95% F&G Senior Notes
On December 6, 2023, F&G completed the public offering of $345 million aggregate principal amount of its 7.95% Senior Notes due 2053 (the "7.95% F&G Notes"). F&G used the net proceeds from the sale of the notes to repay borrowings under its revolving credit facility and for general corporate purposes, including the support of organic growth opportunities. The Senior notes were registered under the Securities Act of 1933 (as amended) (the "Securities Act"). For further information related to the 7.95% F&G Notes, refer to Note G Notes Payable.
2023 Cybersecurity Incident
On November 19, 2023, we became aware of a cybersecurity incident that impacted certain of our systems. We promptly commenced an investigation, retained leading experts to assist the Company, notified law enforcement authorities, regulatory authorities and other stakeholders, and followed our incident response plans. In addition, we took containment measures such as blocking access to certain of our systems resulting in varying levels of disruption to our businesses. The incident was contained on November 26, 2023.
We completed our forensic investigation on December 13, 2023. We determined that an unauthorized third-party accessed certain of our systems, deployed a type of malware that is not self-propagating, and exfiltrated certain data. We have no evidence that any customer-owned system was directly impacted in the incident, and no customer has reported that this has occurred. The last confirmed date of unauthorized third-party activity in our network occurred on November 20, 2023.
We have identified and analyzed the nature and scope of the affected systems and data. We have notified our affected customers and applicable state attorneys general and regulators, and approximately 1.3 million potentially impacted consumers; are providing credit monitoring, web monitoring, and identity theft restoration services; and are fielding questions from customers. We are continuing to coordinate with law enforcement, our customers, regulators, advisors and other stakeholders. We have been named as a defendant in several lawsuits related to this incident. The Company will vigorously defend itself against any litigation filed related to this incident. For further information on the litigation related to this incident, refer to Note H Commitments and Contingencies.
At this time, we do not believe that the incident will have a material impact on the Company.
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.40% F&G Notes are the senior unsecured, unsubordinated obligations of F&G and are guaranteed on an unsecured, unsubordinated basis by each of F&G's subsidiaries that are guarantors of its obligations under the F&G Credit Agreement (the "Guarantors"). F&G intends to use the net proceeds from the offering of the 7.40% F&G Notes for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The interest rate payable on the 7.40% F&G Notes will be subject to adjustment from time to time if either S&P or Fitch (or a substitute rating agency) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to the 7.40% F&G Notes. For further information related to the 7.40% F&G Notes, refer to Note G Notes Payable.
Acquisition of TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to a customary working capital adjustment. TitlePoint enables searches for detailed property information, images of documents and maps from hundreds of counties across the U.S and is a leader in the science of real estate property research technology. For further information related to the acquisition of TitlePoint, refer to Note B Acquisitions.
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
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. In our title segment, realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Our F&G segment uses first-in first-out cost basis and generally records security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on AFS securities, refer to Note E Investments.
Preferred and Equity Securities
Equity and preferred securities held are carried at fair value as of the balance sheet dates. The fair values of our equity and preferred securities are based on quoted prices in active markets, or are valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable or based on net asset value ("NAV"). Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Recognized gains and losses on sales of our preferred and equity securities are credited or charged to earnings on a trade date basis, unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the accompanying Consolidated Statements of Earnings.
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
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The Company’s embedded derivative associated to our FIA crediting rates policies is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value of the FIA embedded derivative are reported within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings.
Reinsurance Related Embedded Derivatives
As discussed in Note O F&G Reinsurance, F&G entered into reinsurance agreements to cede a quota share of certain deferred annuity, multi-year guaranteed annuities ("MYGA") and deferred annuity"), respectively, GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered to be total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains (losses) on the Consolidated Statements of Earnings.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note E Investments.
Commercial mortgage loans ("CMLs") are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.
CMLs are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below certain thresholds and the loan-to-value ("LTV") ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.
Residential mortgage loans ("RMLs") have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming RMLs as those that are 90 or more days past due and/or in nonaccrual status, which is assessed monthly. Generally, nonperforming RMLs have a higher risk of experiencing a credit loss. We consider residential mortgage loans that are 90 or more days past due and have an LTV greater than 90% to be foreclosure probable.
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
Investments in Unconsolidated Affiliates
In our F&G segment, we account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and (losses), net in the accompanying Consolidated Statements of Earnings. Distributions received from investments measured using the fair value option is reported within Interest and investment income in the accompanying Consolidated Statements of Earnings. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
In our title segment, we account for our investments in unconsolidated affiliates using the equity method of accounting and earnings on our investments in unconsolidated affiliates are recorded within Equity in earnings of unconsolidated affiliates within the Consolidated Statements of Earnings. We classify distributions received from unconsolidated affiliates in our Consolidated Statements of Cash Flows using the cumulative earnings approach. Under the cumulative earnings approach, distributions are considered returns on investment and classified as cash inflows from operating activities unless the Company’s cumulative distributions from an investee received exceed the cumulative equity in earnings of such investee. When cumulative distributions from an investee exceed cumulative equity in earnings of the investee, such excess is considered a return of investment and is classified as a cash inflow from investing activities.
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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 66% - 91% reported within three months following closing, an additional 6% - 17% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 76.9% of agent premiums earned in 2023, 77.1% of agent premiums earned in 2022, and 76.7% of agent premiums earned in 2021. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $35 million and $74 million at December 31, 2023 and 2022, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
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
We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2023, 2022 and 2021, we determined there were no events or circumstances that indicated that the carrying value of a reporting unit exceeded the fair value.
VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as "VOBA"), deferred acquisition costs ("DAC"), deferred sales inducements ("DSI") and unearned revenue liabilities ("URL").
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts ("VIF") in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances.
VOBA, DAC, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type and feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC and DSI varies by product type. For universal life and indexed universal life ("IUL") insurance products, the constant level basis used is face amount in force. For deferred annuities (fixed indexed annuities ("FIA") and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability ("DPL"). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the future policy benefits ("FPBs"), where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as URLs upon receipt and included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies.
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames and state licenses, and computer software, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product-by-product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We review VOBA, DSI and other intangible assets for impairment annually or when events or circumstances occur that indicate a potential change in the underlying basis. For further information, refer to Note M Intangibles.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment for the years ended December 31, 2023, 2022 and 2021 and did not record any impairment expense in the years ended December 31, 2023 or 2021. We recorded $1 million of impairment expense related to title plants in the year ended December 31, 2022.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $2 million of impairment expense related to property and equipment in our title segment in the year ended December 31, 2022.
Contractholder Funds
Contractholder funds include deferred annuities (FIAs and fixed rate annuities), IULs, funding agreements and non-life contingent ("NLC") immediate annuities (which includes NLC pension risk transfer ("PRT") annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
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
For traditional life policies and life-contingent immediate annuity policies, contracts are grouped into cohorts by product type, legal entity, and issue year, or acquisition year for cohorts established as of the F&G acquisition date, June 1, 2020. Life-contingent PRT annuities are grouped into cohorts by deal and legal entity. At contract inception, a net premium ratio ("NPR") is determined, which is calculated based on discounted future cash flows projected using best estimate assumptions and is capped at 100%, as net premiums cannot exceed gross premiums. Cohorts with NPRs less than 100% are not used to offset cohorts with NPRs greater than 100%.

The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. In subsequent periods, the revised NPR, which is capped at 100%, is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the accompanying Consolidated Statements of Earnings in the period of improvement.
For traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities), the discount rate assumption is an equivalent single rate that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. We selected fixed-income instruments that have been A-rated by Bloomberg. In order to reflect the duration characteristics of the liability, we will use an implied forward yield curve and linear interpolation will be used for durations that have limited or no market observable points on the curve. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in the accompanying Consolidated Statements of Comprehensive Earnings.
Deferred Profit Liability
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs, including discount rate, mortality, and expenses.
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. The DPL is recorded as a component of the Future policy benefits in the accompanying Consolidated Balance Sheets.
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit ("GMDB"), guaranteed minimum withdrawal benefit ("GMWB") riders and guaranteed minimum accumulation benefit ("GMAB") riders.
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the accompanying Consolidated Statements of Earnings, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the accompanying Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments and Note X Market Risk Benefits.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $731 million and $862 million at December 31, 2023 and 2022, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
F&G
In our F&G segment, our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. For arrangements that meet the criteria to be accounted for as reinsurance, we present the amounts consistently and on a gross basis in our Consolidated Balance Sheets with the ceded reserves balance presented as a Reinsurance recoverable. Deferred gains will be included within Accounts payable and accrued expenses with the related accretion reflected within Life insurance premiums and other fees on the Consolidated Balance Sheets and Statements of Earnings, respectively. Deferred costs will be included within the Prepaid expense and other assets with the related amortization reflected within Other operating expenses in the Consolidated Balance Sheets and Statements of Earnings, respectively. Premium and expense are recorded net of reinsurance ceded.
For arrangements in which the underlying contracts do not include insurance risk or do not meet the criteria to be accounted for as reinsurance, the arrangements are accounted for as separate investment contracts or deposit accounting is applied, respectively. In both cases, we calculate a deposit asset based on the actual and expected cash flows associated to each arrangement and use the interest method to accrete the deposit asset using an effective yield based on changes in actual and expected cash flows. The deposit asset is presented within Reinsurance recoverable on the Consolidated Balance Sheets and the accretion of the deposit asset is presented within Benefits and other changes in policy reserves on the accompanying Consolidated Statements of Earnings.

For certain arrangements that are not accounted for as reinsurance, the right of offset is applied when there is a right of offset explicit in the reinsurance agreement. This results in the assets and liabilities associated with the arrangement presented on a net basis in the accompanying Consolidated Balance Sheets, and the related net investment income, investment gain/loss, and change in deposit asset are presented net on the accompanying Consolidated Statements of Earnings. F&G intends to apply the right of offset where there is a right of offset explicit in the reinsurance agreement. See Note O F&G Reinsurance for more details over F&G's reinsurance agreements.
Revenue Recognition
Refer to Note L Revenue Recognition for a description of our accounting for our various revenue streams.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuities (FIAs and fixed rate annuities), IUL policies and funding agreements include interest credited, fixed interest, floating interest (specific to funding agreements) and/or index credits (specific to FIA and IUL policies), to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and life-contingent immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Remeasurement gains or losses on the related FPB and DPL balances are presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings.
Stock-Based Compensation Plans
We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date using quoted market prices, and recognized over the service period.
Earnings Per Share
Basic earnings per share, as presented on the Consolidated Statement of Earnings, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options, shares of restricted stock, convertible debt instruments and certain other convertible share-based payments, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
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
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were 1 million antidilutive instruments outstanding for the years ended December 31, 2023 and 2022.
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

Changes in the balance of Other comprehensive earnings (loss) for the years ended December 31, 2023, 2022 and 2021, by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument-specific credit risk - market risk benefits	Other	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance January 1, 2021	$1,625	$(159)	$(159)	$24	$1,331
Reclassification adjustments	(109)	33	3	(28)	(101)
Other comprehensive earnings	(499)	124	10	13	(352)
Balance December 31, 2021	1,017	(2)	(146)	9	878
Reclassification adjustments	(38)	204	16	(9)	173
Other comprehensive earnings	(4,783)	764	67	(4)	(3,956)
Non-controlling interest	33	—	1	1	35
Balance December 31, 2022	(3,771)	966	(62)	(3)	(2,870)
Reclassification adjustments	195	(51)	(7)	(11)	126
Other comprehensive earnings	961	(189)	(34)	21	759
Non-controlling interest	(178)	38	7	(1)	(134)
Balance December 31, 2023	$(2,793)	$764	$(96)	$6	$(2,119)
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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions to calculate the fair value of the embedded derivative component within the contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of $99 million.
During the third quarter of 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the third quarter of 2021, included refinements in the calculation of the fair value of the embedded derivative component of our FIAs within contractholder funds and updates to the surrender rates, GMWB utilization and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $435 million. The majority of the changes represent one-time adjustments in the third quarter of 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.
Owned Distribution Investments
For the years ended December 31, 2023 and 2022, we expensed approximately $154 million and $74 million in commissions on sales through our funded owned distribution investments and their affiliates, respectively, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying Consolidated Statements of Earnings.

Note B — Acquisitions
TitlePoint
On January 1, 2023, we completed our previously announced acquisition of TitlePoint for $224 million in cash, subject to a customary working capital adjustment.
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to TitlePoint's assets acquired based on their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. We completed our assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. In connection with the acquisition, we recorded fair value estimates for goodwill, other intangible assets and other assets of $165 million, $54 million and $6 million, respectively, as of December 31, 2023.
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
The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The purchase price has been allocated to AllFirst's assets acquired and liabilities assumed based on their fair values as of August 9, 2022. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition. The goodwill recorded is expected to be deductible for tax purposes. We completed our assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. We recorded fair value amounts as of the acquisition date for goodwill, other intangibles, other assets, other liabilities and non-controlling interest of $104 million, $55 million, $40 million, $18 million and $46 million, respectively, as of December 31, 2023.
The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the AllFirst acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Weighted Average Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$46	10
Trade name	7	10
Non-compete agreements	1	5
Software	1	2
Total Other intangible assets	$55

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Beginning balance	$1,810	$1,883	$1,623
Change in insurance recoverable	15	(128)	94
Claim loss provision related to:
Current year	207	308	385
Prior years	—	—	—
Total title claim loss provision	207	308	385
Claims paid, net of recoupments related to:
Current year	(22)	(21)	(14)
Prior years	(240)	(232)	(205)
Total title claims paid, net of recoupments	(262)	(253)	(219)
Ending balance of claim loss reserve for title insurance	$1,770	$1,810	$1,883
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%
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
On April 26, 2022, the Named Companies reached a global settlement with the receiver and several other investor claimants. As a condition of the settlement, the Named Companies and the receiver jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement and barring further claims against the Named Companies (“Settlement and Bar Order”). The receiver’s lawsuit against the Named Companies has been dismissed. The receiver is in receipt of the settlement payment from Chicago Title Company and will distribute the amount designated for each non-joining investor at the conclusion of any such investor’s appeal of the Settlement and Bar Order (or back to Chicago Title Company if an appeal is successful). Some of the investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083), and appellate oral argument is expected to be held later this year. After filing its appeal, one of the appellants, CalPrivate Bank (Case 23-55083), entered into a settlement with the receiver that was approved by the federal court. This settlement resolves CalPrivate Bank’s objections to the Settlement and Bar Order, and its appeal has been dismissed.
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
On September 3, 2020, a cross-claim styled, Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992 v. Chicago Title Co., Chicago Title Ins. Co., Thomas Schwiebert, Adelle Ducharme, and Betty Elixman, was filed in an existing lawsuit styled, CalPrivate Bank v. Kim H. Peterson Trustee of the Peterson Family Trust dated April 14 1992, which is pending in Superior Court of San Diego County for the State of California. Cross-complaint plaintiff was sued by a bank to recover in excess of $12 million that the trustee allegedly guaranteed to repay for certain investments made by CalPrivate Bank in the alcoholic beverage license scheme. Cross-complaint plaintiff has, in turn, sued the Named Companies in that action seeking in excess of $250 million in monetary losses as well as exemplary damages and attorneys’ fees. As a result of the receiver’s settlement with CalPrivate Bank, the receiver has been substituted in as the plaintiff in the suit against the trustee.
On November 2, 2020, a lawsuit styled, CalPrivate Bank v. Chicago Title Co. and Chicago Title Ins. Co., was also filed in the Superior Court of San Diego County for the State of California. Plaintiff claims losses in excess of $12 million based upon business loan advances made in the alcoholic beverage license scheme and seeks punitive damages and the recovery of attorneys’ fees. The Named Companies have filed a cross-complaint against Ms. Champion-Cain, and others. Given CalPrivate Bank’s settlement with the receiver, this action against the Named Companies will be dismissed.

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

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,767	$—	$—	$—	$2,767
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,220	7,122	—	14,342
Commercial mortgage-backed securities	—	4,457	18	—	4,475
Corporates	25	15,892	1,979	—	17,896
Hybrids	95	523	—	—	618
Municipals	—	1,562	49	—	1,611
Residential mortgage-backed securities	—	2,426	3	—	2,429
U.S. Government	662	16	—	—	678
Foreign Governments	—	308	16	—	324
Equity securities	692	—	15	59	766
Preferred securities	214	399	8	—	621
Derivative investments	—	740	57	—	797
Investments in unconsolidated affiliates	—	—	285	—	285
Short term investments	2,111	8	—	—	2,119
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Other long-term investments	—	—	37	—	37
Market risk benefits asset	—	—	88	—	88
Total financial assets at fair value	$6,566	$33,703	$9,677	$59	$50,005
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	4,258	—	4,258
Market risk benefits liability	—	—	403	—	403
Derivative instruments - futures contracts	1	—	—		1
Total financial liabilities at fair value	$1	$—	$4,661	$—	$4,662

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,286	$—	$—	$—	$2,286
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467
Commercial mortgage-backed securities	—	3,026	37	—	3,063
Corporates	40	12,857	1,440	—	14,337
Hybrids	93	638	—	—	731
Municipals	—	1,431	29	—	1,460
Residential mortgage-backed securities	—	1,225	302	—	1,527
U.S. Government	260	11	—	—	271
Foreign Governments	—	223	16	—	239
Equity securities	621	—	10	47	678
Preferred securities	320	582	1	—	903
Derivative investments	—	244	—	—	244
Investment in unconsolidated affiliates	—	—	23	—	23
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279
Short term investments	2,590	—	—	—	2,590
Market risk benefits asset	—	—	117	—	117
Other long-term investments	—	—	48	—	48
Total financial assets at fair value	$6,210	$25,720	$8,286	$47	$40,263
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115
Market risk benefits liability	—	—	282	—	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2023 or December 31, 2022.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options, futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2023 and December 31, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A - Business and Summary of Significant Accounting Policies regarding certain assumption updates.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note E - Reinsurance for further discussion on F&G reinsurance agreements.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2023 and December 31, 2022, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023
	(in millions)			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Corporates	8	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46%-5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	7	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	—% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,312
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Swap rates	3.84% - 5.26% (4.55%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			Option cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	—% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$4,661
(a) Excludes $$8,365 million of assets for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services)

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(In millions)			December 31, 2022
Assets
Asset-backed securities	$91	Third-Party Valuation	Discount Rate	5.23% - 8.98% (6.07%)
Corporates	796	Third-Party Valuation	Discount Rate	4.75% - 12.45% (7.22%)
Corporates	12	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (77.02%)
Municipals	29	Third-Party Evaluation	Discount Rate	7.62% - 7.62% (7.62%)
Foreign governments	16	Third-Party Evaluation	Discount Rate	5.99% - 6.28% (6.19%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.50x
Preferred Securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	4	Discounted Cash Flow	Discount Rate	11.10% - 11.10% (11.10%)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Market risk benefits asset	117	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value (a)	$1,112
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (0.87%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397
(a) Excludes $7,174 million of assets for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services)

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2023 and December 31, 2022, respectively. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2023
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(53)	$186	$1,830	$(125)	$(738)	$(241)	$7,122	$185
Commercial mortgage-backed securities	37	—	2	22	—	—	(43)	18	2
Corporates	1,440	(2)	(21)	654	(1)	(94)	3	1,979	(20)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	29	—	20	—	—	—	—	49	20
Residential mortgage-backed securities	302	1	7	32	—	(9)	(330)	3	7
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	13	—	249	—	—	—	285	—
Short-term	—	—	—	204	(19)	(185)	—	—	—
Derivative instruments	—	57	—	—	—	—	—	57	—
Preferred securities	1	—	—	—	—	—	7	8	1
Equity securities	10	1	1	—	—	—	3	15	—
Other long-term assets:
Available-for-sale embedded derivative	23	—	4	—	—	—	—	27	4
Credit linked note	15	—	—	—	—	(5)	—	10	—
Secured borrowing receivable	10	—	—	—	—	(10)	—	—	—
Subtotal Level 3 assets at fair value	$8,169	$17	$199	$2,991	$(145)	$(1,041)	$(601)	$9,589	$199
Market risk benefits asset	$117							$88
Total Level 3 assets at fair value	$8,286							$9,677
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	257	—	1,049	—	(163)	—	4,258	—
Subtotal Level 3 liabilities at fair value	$3,115	$257	$—	$1,049	$—	$(163)	$—	$4,258	$—
Market Risk benefits liability	$282							$403
Total Level 3 liabilities at fair value	$3,397							$4,661

	Year ended December 31, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$(6)	$(393)	$3,269	$(39)	$(541)	$14	$6,263	$(426)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,135	1	(187)	714	(20)	(215)	12	1,440	(188)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	43	—	(14)	—	—	—	—	29	(13)
Residential mortgage-backed securities	—	—	—	316	—	—	(14)	302	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	2	—	—	—	—	23	2
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	2	—	(1)	—	—	—	—	1	(1)
Equity securities	9	—	—	2	(1)	—	—	10	—
Other long-term assets:
Available-for-sale embedded derivative	34	(11)	—	—	—	—	—	23	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Credit linked note	23	(1)	(1)	—	(2)	(4)	—	15	—
Subtotal Level 3 assets at fair value	$5,600	$(17)	$(602)	$4,321	$(62)	$(760)	$(311)	$8,169	$(632)
Market risk benefits asset	$41							$117
Total Level 3 assets at fair value	$5,641							$8,286
Liabilities
FIA embedded derivatives, included in contractholder funds	3,883	(1,382)	—	768	—	(154)	—	3,115	—
Subtotal Total liabilities at Level 3 fair value	$3,883	$(1,382)	$—	$768	$—	$(154)	$—	$3,115	$—
Market risk benefits liability	$469							$282
Total Level 3 liabilities at fair value	$4,352							$3,397
(a) The net transfers out of Level 3 during the year ended December 31, 2022, were to Level 2.

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

Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is determined using NAV as a practical expedient and are included in the NAV column in the table below. In our Title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our Title segment, Investments in unconsolidated affiliates were $263 million and $187 million as of December 31, 2023 and December 31, 2022, respectively.
Policy Loans (included within Other long-term investments)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations, policy loans are classified as Level 3 in the fair value hierarchy.
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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed IULs, funding agreements, PRT solutions and immediate annuity contracts without life contingencies. The FIA/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other
Federal Home Loan Bank of Atlanta ("FHLB") common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. The carrying amount of FHLB common stock represents the value it can be sold back to the FHLB and is classified as Level 2 within the hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of debt is based on quoted market prices. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. The carrying value of the F&G Credit Facility at December 31, 2023, approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the accompanying Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2023
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Other invested assets	17	—	—	42	59	59
Company-owned life insurance	—	—	397	—	397	397
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$17	$138	$5,715	$2,821	$8,691	$9,229

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	3,568	—	—	3,568	3,887
Total	$—	$3,568	$40,229	$—	$43,797	$48,427

	December 31, 2022
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	93	—	16	—	109	109
Company-owned life insurance	—	—	363	—	363	363
Trade and notes receivables, net of allowance	—	—	467	—	467	467
Total	$93	$99	$4,878	$2,427	$7,497	$8,076

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$34,464	$—	$34,464	$38,412
Debt	—	2,776	—	—	2,776	3,238
Total	$—	$2,776	$34,464	$—	$37,240	$41,650

For investments for which NAV is used, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation.
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

Note E — Investments
Our investments in fixed maturity securities have been designated as AFS, and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. Our consolidated investments are summarized as follows:

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$14,631	$(11)	$191	$(469)	$14,342
Commercial mortgage-backed securities	4,797	(22)	23	(323)	4,475
Corporates	20,133	(6)	186	(2,417)	17,896
Hybrids	668	—	3	(53)	618
Municipals	1,826	—	14	(229)	1,611
Residential mortgage-backed securities	2,507	(3)	29	(104)	2,429
U.S. Government	679	—	8	(9)	678
Foreign Governments	365	—	3	(44)	324
Total available-for-sale securities	$45,606	$(42)	$457	$(3,648)	$42,373

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467
Commercial mortgage-backed/asset-backed securities	3,337	(1)	11	(284)	3,063
Corporates	17,396	(22)	32	(3,069)	14,337
Hybrids	806	—	9	(84)	731
Municipals	1,749	—	4	(293)	1,460
Residential mortgage-backed securities	1,638	(8)	6	(109)	1,527
U.S. Government	287	—	—	(16)	271
Foreign Governments	286	—	—	(47)	239
Total available-for-sale securities	$37,708	$(39)	$98	$(4,672)	$33,095

Securities held on deposit with various state regulatory authorities had a fair value of $141 million and $17,870 million at December 31, 2023 and December 31, 2022, respectively. The decrease in securities held on deposit with various state regulatory authorities during the year ended December 31, 2023, is primarily attributable to revisions to regulatory requirements in the state of Iowa.
As of December 31, 2023 and December 31, 2022, we held $47 million and $27 million of investments that were non-income producing for a period greater than twelve months, respectively.
As of December 31, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $481 million and $365 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $4,345 million and $3,387 million at December 31, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2023		December 31, 2022
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$703	$687	$536	$527
Due after one year through five years	4,320	4,209	3,288	3,089
Due after five years through ten years	3,195	3,048	2,171	1,939
Due after ten years	15,453	13,183	14,503	11,457
	23,671	21,127	20,498	17,012
Other securities, which provide for periodic payments:
Asset-backed securities	14,631	14,342	12,209	11,467
Commercial mortgage-backed securities	4,797	4,475	3,337	3,063
Structured hybrids	—	—	26	26
Residential mortgage-backed securities	2,507	2,429	1,638	1,527
	21,935	21,246	17,210	16,083
Total fixed maturity available-for-sale securities	$45,606	$42,373	$37,708	$33,095

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible , an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of December 31, 2023 and 2022, our allowance for expected credit losses for AFS securities was $42 million and $39 million, respectively.
The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(Dollars in millions)
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	819	(53)	1,922	(235)	2,741	(288)
Corporates	2,387	(134)	10,739	(2,283)	13,126	(2,417)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	399	(49)	920	(179)	1,319	(228)
Residential mortgage-backed securities	336	(5)	662	(89)	998	(94)
U.S. Government	84	—	159	(9)	243	(9)
Foreign Government	49	(3)	188	(41)	237	(44)
Total available-for-sale securities	$5,841	$(302)	$20,908	$(3,291)	$26,749	$(3,593)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,035
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,846
Total number of available-for-sale securities in an unrealized loss position						3,881

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,079	(169)	475	(116)	2,554	(285)
Corporates	9,913	(1,735)	3,523	(1,330)	13,436	(3,065)
Hybrids	628	(83)	3	(1)	631	(84)
Municipals	998	(180)	352	(113)	1,350	(293)
Residential mortgage-backed securities	992	(51)	184	(22)	1,176	(73)
U.S. Government	130	(7)	140	(8)	270	(15)
Foreign Government	119	(32)	59	(14)	178	(46)
Total available-for-sale securities	$21,860	$(2,667)	$8,463	$(1,964)	$30,323	$(4,631)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,114
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,296
Total number of available-for-sale securities in an unrealized loss position						4,410

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. For securities in an unrealized loss position as of December 31, 2023, our allowance for expected credit loss was $42 million. We believe that the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2023, was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
CMLs represented approximately 6% of our total investments at December 31, 2023 and December 31, 2022. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
Property Type:	(Dollars in millions)
Hotel	$18	1%	$18	1%
Industrial	616	24%	520	22%
Mixed Use	11	—%	12	1%
Multifamily	1,012	40%	1,013	42%
Office	316	13%	330	14%
Retail	102	4%	105	4%
Student Housing	83	3%	83	3%
Other	392	15%	335	13%
Total commercial mortgage loans, gross of valuation allowance	$2,550	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,538		$2,406

U.S. Region:
East North Central	$151	6%	$151	6%
East South Central	75	3%	76	3%
Middle Atlantic	354	14%	326	13%
Mountain	352	14%	355	15%
New England	168	6%	158	7%
Pacific	766	30%	708	28%
South Atlantic	563	22%	521	22%
West North Central	4	—%	4	1%
West South Central	117	5%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,550	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,538		$2,406

CMLs segregated by aging of loans and charge offs (by year of origination) were as follows for the year ended December 31, 2023:

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans (a)	$213	$288	$1256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million at December 31, 2023.
CMLs segregated by aging of loans (by year of origination) were as follows for the year ended December 31, 2022:

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
Current (less than 30 days past due)	$341	$1,300	$488	$—	$—	$269	$2,398
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgage loans(a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million at December 31, 2022.
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.
The following tables presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2023	(Dollars in millions)
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
Commercial mortgage loans (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million and $9 million at December 31, 2023 and 2022, respectively.

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV	(In millions)
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total commercial mortgage loans (a)	$213	$288	$1,256	$512	$—	$259	2,528
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total commercial mortgage loans (a)	$213	$288	$1,256	$512	$—	$259	$2,528

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
LTV	(In millions)
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgage loans (a)	$341	$1,300	$488	$—	$—	$278	$2,407
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgage loans (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million for December 31, 2023, and an amortized cost and estimated fair value of $9 million for December 31, 2022.
We recognize mortgage loans as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2023 and December 31, 2022, we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table below.
Residential Mortgage Loans
RMLs represented approximately 7% and 5% of our total investments at December 31, 2023 and December 31, 2022, respectively. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	December 31, 2023
U.S. State:	Amortized Cost (In millions)	% of Total
Florida	$163	6%
New York	129	5%
Texas	129	5%
All Other States (1)	2,431	85%
Total residential mortgage loans, gross of valuation allowance	$2,852	100%
Allowance for expected credit loss	(54)
Total residential mortgage loans, net of valuation allowance	$2,798
(1) The individual concentration of each state is equal to or less than to 5%.

	December 31, 2022
U.S. State:	Amortized Cost (In millions)	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans, gross of valuation allowance	$2,180	100%
Allowance for expected credit loss	(32)
Total residential mortgage loans, net of valuation allowance	$2,148
(1) The individual concentration of each state is less than 5%.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs was as follows:

	December 31, 2023		December 31, 2022
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Performing	$2,795	98%	$2,118	97%
Non-performing	57	2%	62	3%
Total residential mortgage loans, gross of valuation allowance	$2,852	100%	$2,180	100%
Allowance for expected loan loss	(54)	—	(32)	—
Total residential mortgage loans, net of valuation allowance	$2,798	100%	$2,148	100%

There were no charge offs recorded on RMLs during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of December 31, 2023 and 2022 were as follows, gross of valuation allowances (in millions):

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total residential mortgages	$373	$995	$877	$208	$204	$195	$2,852

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180

The amortized cost of non-accrual loans as of December 31, 2023 and 2022 were as follows:

Amortized cost of loans on non-accrual	December 31, 2023	December 31, 2022
	(In millions)
Residential mortgage	$57	$62
Commercial mortgage	—	9
Total non-accrual mortgages	$57	$71

Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2023 and December 31, 2022.
It is our policy to cease to accrue interest on loans that are 90 days or more delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2023 and December 31, 2022, we had $57 million and $71 million, respectively, of mortgage loans that were over 90 days past due, of which $41 million and $38 million was in the process of foreclosure as of December 31, 2023 and December 31, 2022, respectively.
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
The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Year ended December 31, 2023			Year ended December 31, 2022
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$32	$10	$42	$25	$6	$31
Provision for loan losses	22	5	27	7	4	11
Ending Balance	$54	$12	$66	$32	$10	$42

	Year ended December 31, 2021
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	37	2	39
Provision for loan losses	(12)	4	(8)
Ending Balance	$25	$6	$31
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of December 31, 2023 and December 31, 2022.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities, available-for-sale	$1,911	$1,489	$1,267
Equity securities	33	31	23
Preferred securities	52	67	63
Mortgage loans	229	186	131
Invested cash and short-term investments	151	61	7
Limited partnerships	231	110	589
Tax deferred property exchange income	166	103	16
Other investments	91	41	32
Gross investment income	2,864	2,088	2,128
Investment expense	(257)	(197)	(167)
Interest and investment income	$2,607	$1,891	$1,961

The Company’s Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and Investment Income attributable to these agreements, and thus excluded from the totals in the table above, was $339 million, $109 million, and $53 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Net realized (losses) gains on fixed maturity available-for-sale securities	$(155)	$(253)	$111
Net realized/unrealized (losses) gains on equity securities (1)	23	(386)	(434)
Net realized/unrealized (losses) gains on preferred securities (2)	(1)	(230)	(14)
Realized (losses) gains on other invested assets	(25)	(68)	8
Change in allowance for expected credit losses	(36)	(41)	8
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(211)	(164)	456
Unrealized (losses) gains on certain derivative instruments	358	(693)	159
Change in fair value of reinsurance related embedded derivatives	(128)	352	34
Change in fair value of other derivatives and embedded derivatives	11	(10)	6
Realized (losses) gains on derivatives and embedded derivatives	30	(515)	655
Recognized gains and losses, net	$(164)	$(1,493)	$334
(1) Includes net valuation (losses) gains of $47 million, $(387) million and $(436) million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Includes net valuation losses of $80 million, $198 million, and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Recognized gains and losses is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(123) million, $381 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Proceeds	$2,698	$3,264	$4,749
Gross gains	18	14	158
Gross losses	(145)	(252)	(49)
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
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of certain of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note H Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs:

	December 31, 2023		December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(In millions)
Investments in unconsolidated affiliates	$3,071	$4,806	$2,427	$4,030
Fixed maturity securities	20,837	22,346	15,680	17,404
Total unconsolidated VIE investments	$23,908	$27,152	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

	December 31, 2023	December 31, 2022
	(In millions)
Blackstone Wave Asset Holdco (1)	$725	$741
__________________
(1)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Note F — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows:

	December 31, 2023	December 31, 2022
Assets:	(In millions)
Derivative investments:
Call options	$739	$244
Interest rate swaps	57	—
Foreign currency forward	1	—
Other long-term investments:
Other embedded derivatives	28	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	152	279
	$977	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$4,258	$3,115
	$4,258	$3,115
The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings is as follows:

	Year ended December 31,
	2023	2022	2021
Net investment gains (losses):	(In millions)
Call options	$92	$(862)	$597
Interest rate swaps	48	—	—
Futures contracts	9	(7)	8
Foreign currency forwards	(2)	12	10
Other derivatives and embedded derivatives	5	(10)	5
Reinsurance related embedded derivatives	(128)	352	34
Total net investment gains (losses)	$24	$(515)	$654

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives increase (decrease)	$1,143	$(768)	$479
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
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net, on the Consolidated Statements of Earnings.
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties on the call options and interest rate swaps and reflect assumptions regarding this non-performance risk in the fair value of the these derivatives. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following table:

		December 31, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
		(In millions)
Merrill Lynch	AA/*/A+	$4,408	$96	$59	$37
Morgan Stanley	AA-/Aa3/A+	3,466	102	116	—
Barclay's Bank	A+/A1/A+	6,236	102	100	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,983	147	148	—
Wells Fargo	AA-/Aa2/A+	1,443	58	60	—
Goldman Sachs	A+/A1/A+	1,919	45	45	—
Credit Suisse	A+/A3/A+	92	4	4	—
Truist	A+/A2/A	2,759	124	124	—
Citibank	A+/Aa3/A+	1,073	27	28	—
JP Morgan	AA/Aa2/A+	2,589	91	91	—
Total		$29,968	$796	$775	$39

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P)(a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
		(In millions)
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a) An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2023 and December 31, 2022, counterparties posted $775 million and $219 million, respectively, of collateral, of which $588 million and $178 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $39 million at December 31, 2023, and $33 million at December 31, 2022.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes.  We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
We held 439 and 409 futures contracts at December 31, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at December 31, 2023 and December 31, 2022, respectively.

Note G — Notes Payable
Notes payable consists of the following:

	December 31, 2023	December 31, 2022
	(In millions)
4.50% Notes, net of discount	$446	$445
3.40% Notes, net of discount	644	644
2.45% Notes, net of discount	594	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(2)	(3)
F&G Credit Agreement	362	547
5.50% F&G Notes, net of discount	561	567
7.40% F&G Notes, net of discount	495	—
7.95% F&G Notes, net of discount	336	—
Other	7	—
	$3,887	$3,238

On December 6th, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053. The 7.95% F&G Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Notes mature on December 15, 2053, and become callable on or after December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used a portion of the net proceeds from the offering to repay borrowings under its revolving credit facility as discussed below and for general corporate purposes, including the support of organic growth opportunities.
On January 13, 2023, F&G issued $500 million of its 7.40% F&G Notes due 2028. The 7.40% F&G Notes were issued at par, net of deferred issuance costs of approximately $6 million. The 7.40% F&G Notes are senior, unsecured unsubordinated obligation of F&G and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.40% F&G Notes mature on January 13, 2028, and become callable on or after December 13, 2027. Interest is payable semi-annually at a fixed rate of 7.40%, and if, the 7.40% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, F&G entered into the F&G Credit Agreement pursuant to which the Lenders have made available the F&G Credit Facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes.
The F&G Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150,000,000 or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date or certain other conditions are met. Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding, offset by approximately $3 million of unamortized debt issuance costs. On February 21, 2023, F&G entered into the Amended F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The Amended F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement. Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million.

As of December 31, 2023, and 2022, $365 million and $550 million, respectively, of gross principal balance, was outstanding under the F&G Credit Agreement. Net partial revolver paydowns of $185 million were made during the year ended December 31, 2023. As of December 31, 2023, we had $300 million of remaining borrowing availability.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2023, there was no principal outstanding, $2 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement. Among other changes, the Sixth Amended and Restated Credit Agreement amends the Fifth Restated Credit Agreement to extend the maturity date from October 29, 2025 to February 16, 2029.
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
On June 1, 2020, as a result of the F&G acquisition, we assumed $550 million aggregate principal amount of 5.50% senior notes due 2025 (the "5.50% F&G Notes"), originally issued on April 20, 2018, at 99.5% of face value for proceeds of $547 million.
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
On September 1, 2022, we repaid the remaining $400 million in outstanding principal amount of our 5.50% Senior Notes due September 2022.

Gross principal maturities of notes payable at December 31, 2023, are as follows:	(In millions)
2024	$365
2025	550
2026	6
2027	—
2028	950
Thereafter	2,045
$3,916

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $10 million and $12 million as of December 31, 2023 and 2022, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest and legal costs. On October 5, 2022, the Grand Court of the Cayman Islands decided in favor of F&G. The dissenting shareholders failed to appeal the fair value order, and its appeal period expired on October 19, 2022. On April 19, 2023, the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G’s Cayman Islands legal expenses and discovery costs relating to the lawsuit by way of an interim payment of $4 million, with the balance to be determined after assessment. We are attempting to collect reimbursement of our expenses in this lawsuit.
F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326, was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is an F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. F&G has yet to be served in Miller. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067, was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. F&G was served on September 15, 2023. Cooper also alleges that he is an F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.
Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. The JPML assigned the MDL to Judge Allison Burroughs of the U.S. District Court for the District of Massachusetts. Both Miller and Cooper have been transferred to Judge Burroughs in the MDL. Following creation of the MDL, Judge Burroughs conducted an initial case management conference on November 30, 2023, and appointed lead plaintiffs’ counsel on January 19, 2024. Judge Burroughs is currently considering the parties’ case management schedule proposals submitted on February 16, 2024. Judge Burroughs is likely to issue a Case Management Order with additional processes and a preliminary schedule as a next step in the consolidated litigations.
In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries are named as defendants in putative class action lawsuits recently filed in the U.S. District Courts for the Middle District of Florida and the Central District of California, and the Western District of Missouri. The putative class actions include common law tort and contract claims, and some include certain state statutory claims. The Company has not yet filed responses to these lawsuits. The putative class action lawsuits also include overlapping class definitions for which a class has not been certified. Because of the procedural posture of these lawsuits and the factual issues involved, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.
From time to time, we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries, and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $13.5 billion and $18.9 billion at December 31, 2023 and 2022, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2023 and 2022 related to these arrangements.
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of December 31, 2023 and 2022 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class is included below:

December 31, 2023
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,735
Whole loans	600
Fixed maturity securities, ABS	244
Direct Lending	667
Other fixed maturity securities, AFS	14
Other assets	421
Commercial mortgage loans	72
Other invested assets	15
Committed amounts included in liabilities	—
Total	$3,768
See Note A Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2023 and 2022, the amount funded under the NPA was insignificant.

Note I — Dividends
On February 14, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on March 29, 2024, to FNF common shareholders of record as of March 15, 2024.
During the years ended December 31, 2023, 2022, and 2021 we declared dividends on our common stock of $1.83, $1.77, and $1.56 respectively.

Note J — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the year ended December 31, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$4,592	$—	$—	$4,592
Other revenues	2,117	2,413	187	4,717
Revenues from external customers	6,709	2,413	187	9,309
Interest and investment income, including recognized gains and losses	329	2,087	27	2,443
Total revenues	7,038	4,500	214	11,752
Depreciation and amortization	154	412	27	593
Interest expense	—	97	77	174
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	883	(35)	(155)	693
Income tax expense (benefit)	181	23	(12)	192
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	702	(58)	(143)	501
Equity in earnings of unconsolidated affiliates	17	—	—	17
Net earnings (loss) from continuing operations	$719	$(58)	$(143)	$518
Assets	$7,949	$70,186	$2,479	$80,614
Goodwill	$2,789	$1,749	$292	$4,830

As of and for the year ended December 31, 2022:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$6,834	$—	$—	$6,834
Other revenues	2,502	1,704	127	4,333
Revenues from external customers	9,336	1,704	127	11,167
Interest and investment income, including recognized gains and losses	(230)	645	(17)	398
Total revenues	9,106	2,349	110	11,565
Depreciation and amortization	142	324	25	491
Interest expense	—	29	86	115
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,090	793	(153)	1,730
Income tax expense (benefit)	298	158	(17)	439
Earnings (loss) before equity in earnings of unconsolidated affiliates	792	635	(136)	1,291
Equity in earnings of unconsolidated affiliates	15	—	—	15
Net earnings (loss)	$807	$635	$(136)	$1,306
Assets	$8,295	$54,637	$2,211	$65,143
Goodwill	$2,620	$1,749	$266	$4,635

As of and for the year ended December 31, 2021:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$8,553	$—	$—	$8,553
Other revenues	3,228	1,407	172	4,807
Revenues from external customers	11,781	1,407	172	13,360
Interest and investment income, including recognized gains and losses	(284)	2,567	12	2,295
Total revenues	11,497	3,974	184	15,655
Depreciation and amortization	138	271	23	432
Interest expense	—	29	85	114
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	2,136	1,552	(130)	3,558
Income tax expense (benefit)	511	320	(18)	813
Earnings (loss) before equity in earnings of unconsolidated affiliates	1,625	1,232	(112)	2,745
Equity in earnings of unconsolidated affiliates	58	—	6	64
Net earnings (loss)	$1,683	$1,232	$(106)	$2,809
Assets	$9,663	$49,371	$2,296	$61,330
Goodwill	$2,517	$1,749	$266	$4,532

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

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2023	2022	2021
Cash paid for:	(In millions)
Interest	$157	$125	$112
Income taxes	216	387	653
Deferred sales inducements	168	87	90
Non-cash investing and financing activities:
Distribution of 15% of the common stock of F&G	$—	$421	$—
Investments received from pension risk transfer premiums	464	—	316
Change in proceeds of sales of investments available for sale receivable in period	32	96	(160)
Change in purchases of investments available for sale payable in period	20	(25)	18
Lease liabilities recognized in exchange for lease right-of-use assets	40	70	47
Remeasurement of lease liabilities	75	60	87
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	304	266	85
Less: Total Purchase price	299	180	59
Liabilities and noncontrolling interests assumed	$5	$86	$26

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2023	2022	2021
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$1,982	$2,858	$3,571
Agency title insurance premiums	Agency title insurance premiums	Title	2,610	3,976	4,982
Life insurance premiums, insurance and investment product fees, and other (1)	Escrow, title-related and other fees	F&G	2,413	1,704	1,407
Home warranty	Escrow, title-related and other fees	Title	143	165	185
Total revenue from insurance contracts			7,148	8,703	10,145
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	766	980	1,395
Other title-related fees and income	Escrow, title-related and other fees	Title	633	752	888
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	313	342	396
Real estate technology	Escrow, title-related and other fees	Corporate and other	151	158	142
Total revenue from contracts with customers			1,863	2,232	2,821
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	262	263	364
Other	Escrow, title-related and other fees	Corporate and other	36	(31)	30
Interest and investment income	Interest and investment income	Various	2,607	1,891	1,961
Recognized gains and losses, net	Recognized gains and losses, net	Various	(164)	(1,493)	334
Total revenues	Total revenues		$11,752	$11,565	$15,655
(1) Includes $1,964, $1,362 and 1,146 of life-contingent pension risk transfer premiums in 2023, 2022 and 2021, respectively.
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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third-party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, UREV on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.

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
Premiums, annuity deposits (net of reinsurance and reinsurance recoverable) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Product Type	(In millions)
Fixed indexed annuities	$4,738	$4,483	$4,420
Fixed rate annuities	1,147	1,522	878
Funding agreements (FABN/FHLB)	1,256	1,891	2,658
Life insurance and other (a)	646	446	329
Total	$7,787	$8,342	$8,285
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2023	December 31, 2022
	(In millions)
Trade receivables	$317	$349
Deferred revenue (contract liabilities)	91	93

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, we recognized $84 million and $98 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note M — Other Intangible Assets
The following table reconciles to Other intangible assets, net, on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In millions)
Customer relationships and contracts	$174	$202
VOBA	1,446	1,615
DAC	2,215	1,411
DSI	346	200
Value of distribution asset	86	100
Computer software	266	196
Trademarks, tradenames, and other	94	87
Total Other intangible assets, net	$4,627	$3,811
The following tables roll forward VOBA by product for the years ended December 31, 2023 and December 31, 2022:

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(141)	(5)	(10)	(9)	(4)	(169)
Balance at December 31, 2023	$1,025	$27	$191	$134	$69	$1,446

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(148)	(7)	(11)	(10)	(4)	(180)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at December 31, 2022	$1,166	$32	$201	$143	$73	$1,615
VOBA amortization expense of $169 million, $180 million, and $195 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021 respectively.

The following table presents a reconciliation of VOBA to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In millions)
FIA	$1,025	$1,166
Fixed Rate Annuities	27	32
Immediate Annuities	191	201
Universal Life	134	143
Traditional Life	69	73
Total	$1,446	$1,615

The following tables roll forward DAC by product for the years ended December 31, 2023 and December 31, 2022:

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	510	177	229	916
Amortization	(103)	(51)	(32)	(186)
Reinsurance related adjustments	—	79	—	79
Balance at December 31, 2023	$1,378	$288	$545	$2,211

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	474	56	196	726
Amortization	(67)	(11)	(21)	(99)
Balance at December 31, 2022	$971	$83	$348	$1,402
(a) Excludes insignificant amounts of DAC related to FABN.
DAC amortization expense of $186 million, $99 million, and $46 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021, respectively, excluding insignificant amounts related to FABN.

The following table presents a reconciliation of DAC to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In millions)
FIA	$1,378	$971
Fixed Rate Annuities	288	83
Universal Life	545	348
Funding Agreements	4	9
Total	$2,215	$1,411
The following tables roll forward DSI for the years ended December 31, 2023 and December 31, 2022:

	FIA	Total
	(In millions)
Balance at January 1, 2023	$200	$200
Capitalization	168	168
Amortization	(22)	(22)
Balance at December 31, 2023	$346	$346

	FIA	Total
	(In millions)
Balance at January 1, 2022	$127	$127
Capitalization	87	87
Amortization	(14)	(14)
Balance at December 31, 2022	$200	$200

DSI amortization expense of $22 million, $14 million, and $7 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents a reconciliation of DSI to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In millions)
FIA	$346	$200
Total	$346	$200
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the FPB for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For FIA contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for FIA and immediate annuity. Refer to Note A - Business and Summary of Significant Accounting Policies for further information about accounting policies for amortization of VOBA, DAC and DSI.
We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (FIA and fixed rate annuity) and IUL products, including surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets. All updates to these assumptions brought us more in line with our company and overall industry experience since the prior assumption update. In 2022, F&G undertook a review of all significant assumptions and revised GMWB utilization for our deferred annuity contracts (FIA and fixed rate annuities) to reflect internal and industry experience in the first several contract years.
For the in-force liabilities as of December 31, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2024	$149
2025	139
2026	127
2027	116
2028	105
Thereafter	810
Total	$1,446
Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2023, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts	$948	$(774)	$174	10
Computer software	651	(385)	266	2 to 10
Value of distribution asset (VODA)	140	(54)	86	15
Trademarks, tradenames, and other	146	(52)	94	Varies
Total			$620

Other intangible assets as of December 31, 2022, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts	$916	$(714)	$202	10
Computer software	537	(341)	196	2 to 10
Value of distribution Asset (VODA)	140	(40)	100	15
Trademarks, tradenames, and other	129	(42)	87	Varies
Total			$585
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships and computer software and definite lived trademarks, tradenames and other, was $152 million, $134 million, and $136 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2023, is $126 million in 2024, $101 million in 2025, $78 million in 2026, $61 million in 2027 and $47 million in 2028.

Note N — Goodwill
A summary of the changes in Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2021	$2,517	$1,749	$266	$4,532
Goodwill associated with acquisitions	103	—	—	103
Balance, December 31, 2022	$2,620	$1,749	$266	$4,635
Goodwill associated with acquisitions	168	—	27	195
Balance, December 31, 2023	$2,788	$1,749	$293	$4,830

Note O — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. Refer to Note A - Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements.

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2023, 2022, and 2021 respectively, were as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$2,112	$3,728	$1,522	$3,640	$1,314	$3,070
Ceded	(105)	(175)	(128)	(2,514)	(137)	(1,138)
Net	$2,007	$3,553	$1,394	$1,126	$1,177	$1,932

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance. The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
The following summarizes our reinsurance recoverable (in millions):

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	December 31, 2023	December 31, 2022
Aspida Life Re Ltd	$6,128	$3,121	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Wilton Reassurance Company	1,092	1,231	Coinsurance	Block of traditional, IUL and UL (c)	Reinsurance
Somerset Reinsurance Ltd	716	570	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Everlake Life Insurance Company	509	—	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Other (e)	536	505
Reinsurance recoverable, gross of allowance for credit losses	8,981	5,427
Allowance for expected credit loss	(21)	(10)
Reinsurance recoverable, net of allowance for credit losses	$8,960	$5,417

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) As of the years ended December 31, 2023 and 2022, the combined quota share flow reinsurance amongst all reinsurers was 90% and 75%, respectively.
(c) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(d) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(e) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.
The Company incurred risk charge fees of $39 million, $36 million, and $28 million during the years ended December 31, 2023, 2022, and 2021, respectively, in relation to reinsurance agreements.

Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Years ended
	December 31, 2023	December 31, 2022
Balance at Beginning of Period	$(10)	$(20)
Provision for losses	(11)	10
Charge offs	—	—
Balance at End of Period	$(21)	$(10)

Concentration of Reinsurance Risk
As indicated above, the Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reinsurance (“Wilton Re”), Somerset and Everlake Life Insurance Company (“Everlake”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Wilton Re, Somerset and Everlake for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of December 31, 2023. The following table presents financial strength ratings as of December 31, 2023:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	A-	not rated	not rated	not rated
Wilton Re	A+	not rated	A	not rated
Somerset Reinsurance Ltd	A-	BBB+	not rated	not rated
Everlake	A+	not rated	not rated	not rated
Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the year ended December 31, 2023:

Everlake and Somerset: The Company executed flow reinsurance agreements with Everlake and Somerset, third-party reinsurers, to cede certain MYGA business written effective September 1, 2023, and December 1, 2023, respectively, on a coinsurance quota share basis.

Canada Life: Effective May 1, 2020, the Company entered into an indemnity reinsurance agreement with Canada Life Assurance Company (“Canada Life”) United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB Riders. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guaranteed payments in excess of account value for GMWB. Effective December 31, 2023, we entered a Recapture and Termination Agreement with Canada Life whereby 100% of the liabilities and obligations were recaptured.

There were no significant changes to third party reinsurance agreements for the year ended December 31, 2022.

Intercompany Reinsurance Agreements

The Company executes various intercompany reinsurance agreements between its insurance subsidiaries, including offshore entities, for purposes of managing regulatory statutory capital and risk. Since these agreements are intercompany, the financial impacts are eliminated in the preparation of the Consolidated Financial Statements included within this Annual Report on Form 10-K.
Some of these intercompany transactions are executed with wholly owned reinsurance subsidiaries, Corbeau Re, Inc. (“Corbeau Re”), Raven Reinsurance Company (“Raven Re”) and F&G Cayman Re (“Cayman Re”), to finance the portion of statutory reserves considered to be non-economic. The financing arrangements involve FGLIC reinsuring certain annuity products and their related rider benefits to the captives and the captives executing third-party financing facilities that are classified as capital for statutory purposes.
The transaction with Raven Re and Cayman Re included the execution of letter of credits with Nomura Bank International plc (“NBI”) and Deutsche Bank AG (“DB”), respectively, that are undrawn and have maximum borrowing capacities of $200 million and $200 million, respectively, as of December 31, 2023. The transaction with Corbeau Re included the execution of an excess of loss agreement (“XOL”) with Canada Life Barbados Branch that matures on December 31, 2043, and provides for coverage on losses up to $1,500 million as of December 31, 2023. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.

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
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2023 and 2022 was lower by approximately $34 million and $32 million than if we had reported such amounts in accordance with NAIC SAP.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2023, the combined statutory unearned premium reserve required and reported for our title insurers was $1,659 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2023, $1,145 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2024, our title insurers can pay or make distributions to us of approximately $471 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,225 million and $1,350 million as of December 31, 2023 and 2022, respectively. The combined statutory net earnings of our title insurance subsidiaries were $503 million, $778 million, and $936 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2023.

 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2023.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
F&G
Through our wholly owned F&G subsidiary, our insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re file financial statements with state insurance regulatory authorities and, with the exception of Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
In or F&G segment, our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
Year ended December 31, 2023	$(462)	$5	$60	$(644)
Year ended December 31, 2022	(243)	(15)	(111)	—
Year ended December 31, 2021	351	4	3	—

Statutory Capital and Surplus:
December 31, 2023	$2,009	$86	$140	$171
December 31, 2022	1,877	82	121	—
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.
Regulation - U.S. Companies
FGL Insurance, FGL NY Insurance, Raven Re's and Corbeau Re’s respective statutory capital and surplus satisfy the applicable minimum regulatory requirements.

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

Dividends

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively.
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

Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Insurance Commissioner. FGL Insurance may only pay dividends out of statutory earned surplus. FGL Insurance did not pay extraordinary dividends to FGAL for the years ended December 31, 2023 and 2022, and paid extraordinary dividends of $38 million during the year ended December 31, 2021.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of or the New York State Department of Financial Services (“NYDFS”). However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS. FGL NY Insurance has historically not paid dividends.

Prescribed and permitted practices

FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by 191 Iowa Administrative Code 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve”, for its FIA products, and as of October 1, 2022, IUL products. Under these alternative accounting practices, the call option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the call options associated with the current index term is zero regardless of the observable market value for such options. This resulted in a $178 million increase and a $152 million decrease to statutory capital and surplus at December 31, 2023 and 2022, respectively.

In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies”, on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in increases to statutory capital and surplus of $16 million and $13 million at December 31, 2023 and 2022, respectively.

FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million at December 31, 2023 and 2022. In addition, FGL Insurance’s statutory carrying value of Corbeau Re reflects the effect of permitted practices Corbeau Re received to treat the excess of loss as an admitted asset, which increased Corbeau Re’s statutory capital and surplus by $765 million at December 31, 2023.

Raven Re - Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance and also has approval to include as an admitted asset the value of a letter of credit serving as collateral for reinsurance credit taken by FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $(89) million and $(107) million as of December 31, 2023 and 2022, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent (refer to discussion of letter of credit in Note E- Reinsurance). FGL Insurance’s statutory carrying value of Raven Re was $140 million and $121 million at December 31, 2023 and 2022, respectively.

Corbeau Re - Corbeau Re has four permitted practices pursuant to Vermont Statute, Title 8, Chapter 141 – (8 V.S.A. § 6048k(a)(2), whereby the Vermont Department authorizes the Company to (i) account for the amount equal to the excess of loss amount (“XOL Asset”) as an asset on its statutory financial statements; (ii) calculate the reserves with respect to the Retirement Pro Contracts in accordance with the following reserving methodology: the reserves are calculated as the present value of reinsured benefits when account value equals zero less the present value of reinsurance premiums from the winning integrated stream, floored at zero and capped as necessary to keep the net statutory reserve at the net cash surrender value. For benefits associated with all other contracts (“the GMWB Riders”), the reserves are calculated as the statutory reserves for the entire contract (i.e., the base contracts plus the GMWB Riders) minus the statutory reserves for the base contracts only (“Reserve Calculation Permitted Practice”); (iii) calculate its company action level risk-based capital as defined in Section 8301(13)(A) and, calculated using the risk-based capital factors and formulas prescribed by the NAIC, applying a factor of 0.62% to the XOL Asset Value; and (iv) annually perform a total company solvency analysis in lieu of cash flow testing and actuarial opinion and memorandum under Section 2010-2 of the Vermont Administrative Code. Without such permitted statutory accounting practices, the Company’s statutory capital and surplus (deficit) would be $(594) million as of December 31, 2023, and its risk-based capital would fall below the minimum regulatory requirements. FGL Insurance’s statutory carrying value of Corbeau Re was $171 million at December 31, 2023

FGL NY Insurance - As of December 31, 2023 and 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.

Non-U.S. Companies

Net income and capital and surplus of our wholly owned Bermuda and Cayman Islands regulated insurance subsidiaries under U.S. GAAP were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2023	$384	$151
Year ended December 31, 2022	(299)	(339)
Year ended December 31, 2021	99	94
Statutory Capital and Surplus (Deficit):
December 31, 2023	$114	$11
December 31, 2022	(126)	(138)

Equity
On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024, replacing the prior stock repurchase program that expired on July 31, 2021. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2023, we repurchased a total of 100,000 FNF common shares for an aggregate of $4 million or an average of $38.45 per share.

Note Q - Leases
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for us to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2023.
Our operating leases range in term from one to ten years. As of December 31, 2023, the weighted-average remaining lease term of our operating leases was 4.3 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year LIBOR swap rate. As of December 31, 2023, the weighted-average discount rate used to determine our operating lease liability was 4.2%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Earnings and was $137 million, $142 million and $139 million for the years ended December 31, 2023, 2022 and 2021, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2023, are as follows (in millions):

2024	$142
2025	106
2026	76
2027	46
2028	29
Thereafter	32
Total operating lease payments, undiscounted	$431
Less: present value discount	37
Lease liability, at present value	$394
See Note K Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.

Note R - Property and Equipment

Property and equipment consist of the following:
	December 31,
	2023	2022
	(In millions)
Furniture, fixtures and equipment	$163	$235
Data processing equipment	145	212
Leasehold improvements	121	118
Buildings	95	84
Land	14	14
Other	6	7
Total property and equipment, gross	544	670
Accumulated depreciation and amortization	(376)	(491)
Total property and equipment, net	$168	$179
Depreciation expense on property and equipment was $55 million, $59 million and $45 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note S - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2023	2022
	(In millions)
Salaries and incentives	$373	$390
Accrued benefits	437	408
URL	270	166
Deferred revenue	91	93
Contingent consideration - acquisitions	49	47
Trade accounts payable	339	156
Accrued recording fees and transfer taxes	15	12
Accrued premium taxes	3	20
Liability for policy and contract claims	92	109
Retained asset account	81	117
Remittances and items not allocated	284	225
Option collateral liabilities	588	178
Other accrued liabilities	387	405
	$3,009	$2,326
The following tables roll forward URL for the years ended December 31, 2023 and December 31, 2022:

	Universal Life	Total
	(In millions)
Balance at January 1, 2023	$166	$166
Capitalization	119	119
Amortization	(15)	(15)
Balance at December 31, 2023	$270	$270

	Universal Life	Total
	(In millions)
Balance at January 1, 2022	$87	$87
Capitalization	89	89
Amortization	(10)	(10)
Balance at December 31, 2022	$166	$166
For IUL the cash flow assumptions used to amortize URL reflect the company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and there were changes to IUL assumptions involving surrender rates and premium persistency. In 2022, F&G undertook a review of all significant assumptions and there were no changes with a significant impact.

Note T — Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current	$241	$331	$656
Deferred	(49)	108	157
	$192	$439	$813
Total income tax expense was allocated as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net earnings from continuing operations	$192	$439	$813
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments	275	(1,198)	(160)
Unrealized gain (loss) on foreign currency translation and cash flow hedging	2	(4)	—
Changes in current discount rate - future policy benefits	(50)	203	33
Changes in instrument - specific credit risk - market risk benefits	(9)	18	3
F&G 15% Distribution	(35)	9	—
Minimum pension liability adjustment	—	2	(2)
Total income tax expense (benefit) allocated to other comprehensive earnings	183	(970)	(126)
Total income tax expense (benefit)	$375	$(531)	$687
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	2.0	1.4
Stock compensation	(0.2)	(0.1)	(0.2)
Tax credits	(1.8)	(0.7)	(0.2)
Valuation allowance for deferred tax assets	5.0	5.4	(0.4)
Benefit on Capital Loss Carryback	—	(1.3)	—
Officers Compensation	1.2	0.4	0.2
Non-deductible expenses and other, net	0.1	(1.3)	1.0
Effective tax rate	27.7%	25.4%	22.8%

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$116	$104
Net operating loss carryforwards	84	38
Derivatives	—	67
Tax credits	119	74
Investment securities	686	952
Capital loss carryover	38	8
Life insurance and claim related adjustments	547	433
Funds held under reinsurance agreements	500	37
Market Risk Benefits	61	32
Bermuda corporate income tax net operating loss carryforward	24	—
Other	26	36
Total gross deferred tax asset	2,201	1,781
Less: valuation allowance	197	151
Total deferred tax asset	$2,004	$1,630
Deferred Tax Liabilities:
Title plant	$(53)	$(53)
Amortization of goodwill and intangible assets	(98)	(117)
Other	(8)	(2)
Depreciation	(29)	(32)
Partnerships	(152)	(122)
Value of business acquired	(304)	(339)
Deferred acquisition costs	(361)	(209)
Transition reserve on new reserve method	(17)	(25)
Funds held under reinsurance agreements	(621)	(187)
Title Insurance reserve discounting	(18)	(31)
Total deferred tax liability	$(1,661)	$(1,117)
Net deferred tax asset	$343	$513

Our net deferred tax asset (liability) was $343 million and $513 million as of December 31, 2023 and 2022, respectively. The significant changes in the deferred taxes are as follows: the deferred tax asset for investment securities decreased by $266 million primarily due to unrealized losses recorded for investment securities, of which $11 million was related to a reduction in unrealized losses in our Title segment and $255 million was primarily due to unrealized capital gains on fixed maturities in our F&G segment's life insurance business. The deferred tax liability related to deferred acquisition costs increased by $152 million, which is consistent with the growth in sales in our F&G segment. The reinsurance receivable deferred tax asset increased by $463 million, and the reinsurance receivable deferred tax liability increased by $434 million both due to Modco reinsurance treatment of GAAP and tax reserves. The deferred tax asset relating to life insurance receivables increased by $114 million primarily due to GAAP reserves for the year increasing by more than the tax reserves for F&G.
As of December 31, 2023, we have net operating losses ("NOLs") on a pretax basis of $401 million, of which $46 million relates to our Title segment and $355 million relates to our F&G segment's life insurance business, which are available to carryforward and offset future federal taxable income. The Title segment NOLs are U.S. federal NOLs arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc. and THL Corporations (ServiceLink). Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation. These losses will begin to expire in year 2034 and we fully anticipate utilizing the Title segment losses prior to expiration with the exception of $25 million of gross net operating losses that are offset by a $25 million valuation allowance in the Title segment. The F&G NOLs are primarily indefinite life U.S. federal NOLs arising from the life insurance business of which $68 million are subject to an annual Internal Revenue Code Section 382 limitation.

As of December 31, 2023 and 2022, we had $119 million and $74 million of tax credits, respectively, some of which have expiration dates and will begin to expire between 2029 and 2043. The credits primarily consist of general business credits and corporate alternative minimum tax credits, including $79 million associated with our F&G segment's life insurance business. The F&G segment's corporate alternative minimum tax credit has an indefinite life. We anticipate the remainder of the credits will be utilized prior to expiration with the exception of $28 million relating to general business credits in our Title segment which have a corresponding $28 million valuation allowance recorded.
As of December 31, 2023, a full valuation allowance on the net deferred tax asset related to the Bermuda corporate income tax net operating loss carryforward of $24 million was recorded. This net change in the valuation allowance of $24 million was due to the 2023 enactment of the Bermuda Corporate Income Tax.
As of December 31, 2023, a valuation allowance of $139 million on the net deferred tax asset for capital losses was recorded, of which $78 million related to our Title segment and $61 million related to our F&G segment. The net change in the capital loss valuation allowance was a $20 million increase for the year ended December 31, 2023. The increase to the valuation allowance was primarily due to a $31 million increase in the valuation allowance on unrealized capital losses in the F&G segment's life insurance business, offset by a decrease of $11 million in the valuation allowance on unrealized capital losses in the Title segment's bond portfolio.

As of December 31, 2023 and 2022, the balance of unrecognized tax benefits that would, if recognized, favorably affect our effective tax rate was $0 million and $0 million, respectively. Interest and penalties accrued on income tax uncertainties are recorded as a component of income tax expense and were $0 million and $0 million, respectively, as of December 31, 2023, and 2022.
A reconciliation of the beginning and ending unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2023	2022
Beginning balance	$—	$60
Additions based on positions taken in current year	—	1
Reductions related to IRS accepting refund, statute of limitation lapses and audit payments	—	(61)
Ending balance	$—	$—
F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2023, includes: $26 million of tax receivables related to the FNF consolidated group as well as $28 million of tax receivables and $372 million of deferred tax assets related to F&G subsidiaries who file separate tax returns. As of December 31, 2022, prepaid expenses and other assets included $26 million of tax receivables related to the FNF consolidated group as well as $28 million of tax receivables and $584 million of deferred tax assets related to the F&G subsidiaries.
We continue to be a participant in the Internal Revenue Service (“IRS”) Compliance Assurance Process that is a real-time audit. Our 2022 U.S. federal income tax return is currently under audit by the IRS. The 2023 U.S. federal income tax return remains open to examination by the IRS. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2019 through 2023 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. The F&G federal income tax returns for 2018 through the current period remain open to examination by the IRS.
The Company considers its non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to the U.S. income tax under an anti-deferral tax regime. Given our intent to reinvest these earnings for an indefinite period of time, the Company has not accrued a deferred tax liability on these earnings. A determination of an unrecognized deferred tax liability related to these earnings is not practicable.

Note U - Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2023, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $30 million, $36 million, and $24 million to the ESPP in the years ended December 31, 2023, 2022, and 2021, respectively, in accordance with our matching contribution.
FNF 401(k) Profit Sharing Plan
During the three-year period ended December 31, 2023, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the year ended December 31, 2021, we made an employer match on the 401(k) Plan of $0.375 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. During the year ended December 31, 2022, we increased the employer match on the 401(k) Plan to $0.50 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $45 million, $50 million, and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.
Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016, the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2023, there were 1,875,395 shares of restricted stock and no stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Options vest over a 3 year period and have a contractual life of 7 years. The exercise price for options granted equals the market price of the underlying stock on the grant date. Stock option grants vest according to certain time based and operating performance criteria. Option exercises by participants are settled on the open market.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2023, there were 181,479 shares of restricted stock and 643,623 stock options outstanding under the F&G Omnibus Plan.

FNF stock option transactions under the Omnibus Plan for 2023, 2022, and 2021 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, January 1, 2021	2,321,413	$24.24	2,321,413
Exercised	(1,325,300)	23.28
Balance, December 31, 2021	996,113	$25.53	996,113
Exercised	(996,113)	25.53
Balance, December 31, 2022	—	$—	—
Exercised	—	—
Balance, December 31, 2023	—	$—	—

FNF stock option transactions under the F&G Omnibus Plan for 2023, 2022, and 2021 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance January 1, 2021	2,002,690	$36.14	1,021,671
Exercised	(474,754)	36.68
Canceled	—	—
Balance, December 31, 2021	1,527,936	$35.97	1,072,584
Exercised	(352,614)	38.79
Canceled	(2,715)	28.00
Balance, December 31, 2022	1,172,607	$35.15	1,172,607
Exercised	(502,414)	30.31
Canceled	(26,570)	38.07
Balance, December 31, 2023	643,623	$38.80	643,623

FNF restricted stock transactions under the Omnibus Plan in 2023, 2022, and 2021 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	1,716,555	$36.26
Granted	772,189	48.27
Canceled	(7,577)	37.20
Vested	(841,941)	36.15
Balance, December 31, 2021	1,639,226	$41.97
Granted	994,548	40.83
Vested	(792,230)	41.44
Balance, December 31, 2022	1,841,544	$41.59
Granted	966,093	44.44
Canceled	(23,975)	41.42
Vested	(908,267)	40.26
Balance, December 31, 2023	1,875,395	$43.69

FNF restricted stock transactions under the F&G Omnibus Plan in 2023, 2022, 2021 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	449,870	$34.11
Granted	311,081	48.28
Canceled	(12,437)	33.40
Vested	(29,873)	34.59
Balance, December 31, 2021	718,641	$40.24
Granted	—	—
Canceled	(78,551)	37.79
Vested	(138,542)	34.11
Balance, December 31, 2022	501,548	$42.31
Granted	—	—
Canceled	(15,965)	45.63
Vested	(304,104)	42.87
Balance, December 31, 2023	181,479	$41.08

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2023:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $28.00	17,409	2.60	$28.00	$—	17,409	2.60	$28.00	$—
$28.01 - $39.10	626,214	1.76	39.10	7	626,214	1.76	39.10	7
	643,623			$7	643,623			$7
We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2023, 2022 and 2021 was $43 million, $41 million, and $52 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2023, 2022 and 2021 was $51 million, $38 million, and $43 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2023, 2022 and 2021 was $8 million, $16 million, and $32 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $60 million for the year ended December 31, 2023, $49 million for the year ended December 31, 2022, and $42 million for the year ended December 31, 2021, which are included in personnel costs in the reported financial results of each period.
At December 31, 2023, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $59 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.75 years.
Pension Plan
In 2000, FNF merged with Chicago Title Corporation ("CTC"). In connection with the merger, we assumed CTC’s noncontributory defined contribution plan and noncontributory defined benefit pension plan (the “Pension Plan”). The Pension Plan covers certain CTC employees. The benefits are based on years of service and the employee’s average monthly compensation in the highest 60 consecutive calendar months during the 120 months ending at retirement or termination. Effective December 31, 2000, the Pension Plan was frozen and there will be no future credit given for years of service or changes in salary. The accumulated benefit obligation is the same as the projected benefit obligation due to the pension plan being frozen as of December 31, 2000. Pursuant to GAAP on employers’ accounting for defined benefit pension and other post-retirement plans, the measurement date is December 31.
The discount rate used to determine the benefit obligation as of December 31, 2023 and 2022 was 4.67% and 4.85%, respectively. As of December 31, 2023 and 2022, the projected benefit obligation was $64 million and $117 million, respectively, and the fair value of plan assets was $54 million and $112 million, respectively. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.
On May 1, 2023, we elected to terminate the Pension Plan, subject to approval by the Pension Benefit Guarantee Corporation and the receipt of a favorable determination letter from the Internal Revenue Service. Upon termination, the account balance of each participant in the Pension Plan shall become fully vested. Each remaining participant or beneficiary in the Pension Plan shall be given one of the following options with respect to termination of the Pension Plan: (i) a lump-sum distribution of the participant's account balance; or (ii) an annuity benefit equal to the participant’s account balance.

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
We generate a significant amount of title insurance premiums in Texas, California, Florida, Pennsylvania and Illinois. Title insurance premiums as a percentage of the total title insurance premiums written from those five states are detailed as follows:

	2023	2022	2021
Texas	14.3%	15.0%	13.0%
California	13.0%	12.0%	14.6%
Florida	10.7%	10.6%	9.3%
Illinois	6.0%	5.3%	5.1%
Pennsylvania	4.9%	5.2%	5.1%
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

Note W - Recent Accounting Pronouncements
Adopted Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of earnings; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); Market risk benefits (“MRB”) associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk, which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the liability for future policyholder benefits ("FPBs"), contractholder funds, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.

The following table summarizes the balance of and changes in the FPB on January 1, 2021, due to adoption of ASU 2018-12:

	Immediate annuities	Traditional Life	Total (3)

Balance, December 31, 2020	$1,861	$2,144	$4,005
Cumulative effect of retrospective adoption (1)	201	(279)	(78)
Effect of remeasurement of liability at current discount rate (2)	113	88	201
Balance, January 1, 2021	$2,175	$1,953	$4,128
Less: Reinsurance Recoverable	322	793	1,115
Balance, January 1, 2021, net of reinsurance	$1,853	$1,160	$3,013

(1) Adjustments for the cumulative effect of adoption of the new measurement guidance under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020, net of the effects of any change in the DPL.
(2) The remeasurement of the liability at the current discount rate is reflected as an adjustment to opening AOCI upon the adoption of ASU 2018-12.
(3) PRT was not written as of the transition date, January 1, 2021, and as a result is not presented in the transition adjustment roll forward.
The following table summarizes the balance of and changes in VOBA on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Immediate annuities	Universal Life	Traditional Life	Total
Balance, December 31, 2020	$1,208	$15	$86	$139	$18	$1,466
Adjustment for reversal of AOCI adjustments (1)	208	24	—	29	(29)	232
Cumulative effect of retrospective adoption (2)	(14)	7	(5)	(9)	(1)	(22)
Transition opening balance adjustment (3)	69	2	145	5	43	264
Balance, January 1, 2021	$1,471	$48	$226	$164	$31	$1,940

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method from the FNF Acquisition Date through December 31, 2020.
(3) Adjustments for the change in VOBA due to the full retrospective adjustment of carrying amounts of acquired contracts as of the FNF Acquisition Date due to the adoption of ASU 2018-12.
The following table summarizes the balance of and changes in DAC on January 1, 2021, due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Universal Life	Total
Balance, December 31, 2020	$167	$14	$41	$222
Adjustment for reversal of AOCI adjustments (1)	15	2	8	25
Cumulative effect of retrospective adoption (2)	(1)	—	(1)	(2)
Balance, January 1, 2021	$181	$16	$48	$245

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.

The following table summarizes the balance of and changes in DSI on January 1, 2021, due to adoption of ASU 2018-12 (in millions):

	FIA	Total
Balance, December 31, 2020	$36	$36
Adjustment for reversal of AOCI adjustments (1)	5	5
Cumulative effect of retrospective adoption (2)	4	4
Balance, January 1, 2021	$45	$45

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.

The following table summarizes the balance of and changes in URL on January 1, 2021, due to adoption of ASU 2018-12:

	Universal Life	Total
Balance, December 31, 2020	$2	$2
Adjustment for reversal of AOCI adjustments (1)	25	25
Cumulative effect of retrospective adoption (2)	2	2
Balance, January 1, 2021	$29	$29

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.
The following table summarizes the balance of and changes in the asset and liability position of MRBs on January 1, 2021, due to adoption of ASU 2018-12:

	FIA	Fixed rate annuities	Total
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance (1)	$531	$—	$531
Adjustment for reversal of AOCI adjustments (2)	(116)	—	(116)
Cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (3)	159	—	159
Remaining cumulative difference (exclusive of the instrument specific credit risk change) between December 31, 2020 carrying amount and fair value measurement for the MRBs (4)	(96)	1	(95)
Balance, January 1, 2021 - Market risk benefits at fair value	$478	$1	$479
Less: Reinsurance Recoverable	—	—	—
Balance, January 1, 2021, net of reinsurance	$478	$1	$479

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

The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12 (in millions):

	January 1, 2021
	Retained Earnings	AOCI
Contractholder funds	$101	$115
MRB	30	(160)
FPB	(14)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$95	$34
Tax impact	20	9
Increase to Equity, net of tax	$75	$25
For MRBs, the transition adjustment reflected within the Consolidated Statements of Comprehensive Earnings relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of the MRBs at transition, excluding the amounts recorded in the Consolidated Statements of Comprehensive Earnings, was recorded as an adjustment to Retained Earnings as of the transition date.
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
Before the adoption of ASU 2018-12, VOBA was amortized consistent with DAC, which was amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”). Based on our historical practice of using consistent amortization methods for VOBA and DAC, we elected to change the amortization method for VOBA associated with fixed rate annuities, FIAs, and IUL/Universal Life (“UL”) products to maintain consistency with the amortization method for DAC. At transition, VOBA associated with these product types is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Additionally, at transition, shadow adjustments previously recorded in the Consolidated Statements of Comprehensive Earnings, consistent with the historic amortization of DAC, have been removed.
For DAC, DSI and URL, we removed shadow adjustments previously recorded in the Consolidated Statements of Comprehensive Earnings for the impact of unrealized gains and losses that were included in the pre-transition expected gross profits amortization calculation as of the transition date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the Troubled Debt Restructuring ("TDR") recognition and measurement guidance for creditors and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, though early adoption is permitted. We adopted this standard as of January 1, 2023, and it did not have a material impact on our Consolidated Financial Statements and related disclosures upon adoption.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and retrospective application is permitted. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

Note X - Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
	(Dollars in millions)
Balance, beginning of period, net liability	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(10)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	131	—	107	1	99	1
Actual policyholder behavior different from expected	27	—	43	—	(22)	—
Changes in assumptions and other	29	—	(76)	—	—	—
Effects of market related movements	(70)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	105	—	62	—	146	1
Balance, end of period, net liability	$314	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.28	72.59	68.59	72.88	68.95	73.10
Net amount at risk	$1,059	$2	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Consolidated Balance Sheets:

	December 31, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
FIA	88	402	314	117	281	164	41	467	426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$88	$403	$315	$117	$282	$165	$41	$469	$428

2023. The net MRB liability increased for the year ended December 31, 2023, primarily as a result of attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions and other as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.
For the year ended December 31, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase in risk-free rates leading to a favorable change in the MRBs associated with FIA and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with FIAs, lead to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, leading to a corresponding unfavorable change in the MRBs associated with both FIA and fixed rate annuities.

In addition, the cash flow assumptions used to calculate MRBs reflect the company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (FIA and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update. These updates, in total, led to an unfavorable change in the MRB balance during the third quarter of 2023. Additionally, in the fourth quarter of 2023, an update to the industry future mortality improvement table led to a corresponding update in our future mortality improvement assumption, which led to an unfavorable change in the MRB balance during the fourth quarter of 2023.

2022. The net MRB liability decreased for the year ended December 31, 2022, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and changes in assumptions and other as discussed below, partially offset by attributed fees collected and increases as a result of actual policyholder behavior different than expected.

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

2021. The net MRB liability decreased for the year ended December 31, 2021, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and decreases as a result of actual policyholder behavior different than expected, partially offset by attributed fees collected.

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

Note Y — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	December 31, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of year	$27,164	$13,443	$2,391	$2,613	$2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	$27,407	$13,443	$2,475	$2,613	$2,539
Less: Reinsurance	(17)	(7,520)	(894)	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
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
(e) These amounts are gross of reinsurance

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$21,997	$6,367	$1,907	$1,904	$1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$53,348	N/A	N/A
Cash surrender value (e)	$23,049	$8,744	$1,698	N/A	N/A
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
(e) These amounts are gross of reinsurance

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$41,326	N/A	N/A
Cash surrender value (e)	$20,455	$5,992	$1,572	N/A	N/A
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
(e) These amounts are gross of reinsurance

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Consolidated Balance Sheets:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
FIA	$27,407	$24,423	$22,600
Fixed rate annuities	13,443	9,358	6,367
Immediate annuities	311	332	352
Universal life	2,475	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,613	2,613	1,904
FHLB	2,539	1,982	1,543
PRT	5	3	1
Total	$48,798	$40,843	$34,753

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million for the year ended December 31, 2023.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

	December 31, 2022
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA	(In millions)
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note Z — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	December 31, 2023	December 31, 2022	December 31, 2021
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance at original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	(1)	33	25
Balance adjusted for variances from expectation	$973	$1,078	$1,156
Interest accrual	19	20	22
Net premiums collected	(118)	(124)	(133)
Ending Balance at original discount rate	$874	$974	$1,045
Effect of changes in discount rate assumptions	(152)	(177)	(25)
Balance, end of year	$722	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance at original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(24)	13	(14)
Balance adjusted for variances from expectation	$2,641	$2,819	$2,981
Interest accrual	56	59	62
Benefits payments	(205)	(213)	(237)
Ending Balance at original discount rate	$2,492	$2,665	$2,806
Effect of changes in discount rate assumptions	(421)	(514)	(34)
Balance, end of year	$2,071	$2,151	$2,772

Net liability for future policy benefits	$1,349	$1,354	$1,752
Less: Reinsurance recoverable	413	612	749
Net liability for future policy benefits, after reinsurance recoverable	$936	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	December 31, 2023	December 31, 2022	December 31, 2021
	PRT
Balance, beginning of year	$2,165	$1,148	$—
Beginning balance at original discount rate	2,475	1,151	—
Effect of changes in cash flow assumptions	(9)	(20)	—
Effect of actual variances from expected experience	(7)	2	—
Balance adjusted for variances from expectation	$2,459	$1,133	$—
Issuances	2,041	1,418	1,155
Interest accrual	109	50	2
Benefits payments	(258)	(126)	(6)
Ending Balance at original discount rate	$4,351	$2,475	$1,151
Effect of changes in discount rate assumptions	(162)	(310)	(3)
Balance, end of year	$4,189	$2,165	$1,148

Net liability for future policy benefits	$4,189	$2,165	$1,148
Less: Reinsurance recoverable	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$4,189	$2,165	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	8.23	8.09	8.75

	December 31, 2023	December 31, 2022	December 31, 2021
	Immediate annuities
Balance, beginning of year	$1,429	$1,954	$2,153
Beginning balance at original discount rate	1,858	1,935	2,040
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(15)	(26)	(47)
Balance adjusted for variances from expectation	$1,843	$1,909	$1,993
Issuances	22	26	18
Interest accrual	51	60	60
Benefits payments	(128)	(137)	(136)
Ending Balance at original discount rate	$1,788	$1,858	$1,935
Effect of changes in discount rate assumptions	(373)	(429)	19
Balance, end of year	$1,415	$1,429	$1,954

Net liability for future policy benefits	$1,415	$1,429	$1,954
Less: Reinsurance recoverable	116	118	145
Net liability for future policy benefits, after reinsurance recoverable	$1,299	$1,311	$1,809

Weighted-average duration of liability for future policyholder benefits (years)	12.47	11.76	13.61

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	December 31, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
			(In millions)
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	1	—	(2)	—	—
Effect of actual variances from expected experience	16	5	16	—	39	—
Balance adjusted for variances from expectation	89	10	73	5	61	—
Issuances	3	—	1	—	—	7
Interest accrual	2	1	2	—	2	—
Amortization	(7)	(1)	(7)	(1)	(6)	—
Balance, end of year	$87	$10	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Traditional Life	$1,349	$1,354	$1,752
Immediate annuities	1,415	1,429	1,954
PRT	4,189	2,165	1,148
Immediate annuities DPL	87	69	57
PRT DPL	10	4	7
Total	$7,050	$5,021	$4,918
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Traditional Life	(In millions)
Expected future benefit payments	$2,935	$3,132	$2,075	$2,640
Expected future gross premiums	1,082	1,209	789	1,043
Immediate annuities
Expected future benefit payments	$3,291	$3,434	$1,413	$1,858
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$6,709	$3,569	$4,350	$2,472
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the Consolidated Statements of Earnings:

	Gross Premiums (a)			Interest Expense (b)
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Traditional Life	$123	$137	$152	$37	$39	$40
Immediate annuities	24	23	16	51	60	60
PRT	1,964	1,362	1,146	109	50	2
Total	$2,111	$1,522	$1,314	$197	$149	$102
(a) Included in Life insurance premiums and other fees on the Consolidated Statements of Earnings.

(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the Consolidated Statements of Earnings.
The following table presents the weighted-average interest rate:

	December 31, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	5.03%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.14%	3.07%	3.04%
Current discount rate	4.98%	5.21%	3.07%
PRT
Interest accretion rate	4.61%	3.20%	1.20%
Current discount rate	5.03%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	December 31, 2022
	Cohort X	Description (a)
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,173	Term with ROP Non-NY Cohort
Loss Expense	—	Term with ROP Non-NY Cohort
(a) Return of Premium (“ROP”)

F&G realized actual-to-expected experience variances and made changes to assumptions during the years ended December 31, 2023 and 2022 as follows:

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

Market data that underlies current discount rates was updated in 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.

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

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to those assumptions. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.

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
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10        Codes of Ethics
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
Items 10-14.
Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission the remaining matters required by these items.

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
3.2
Fifth Amended and Restated Bylaws of Fidelity National Financial, Inc., dated January 5, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022)

4.1
Indenture between the Registrant and The Bank of New York Trust Company, N.A., dated December 8, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

4.2
First Supplemental Indenture between the Registrant and the Bank of New York Trust Company, N.A., dated as of January 6, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006)

4.3
Second Supplemental Indenture, dated May 5, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2010)

4.4
Third Supplemental Indenture, dated June 30, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2014)

4.5
Form of Subordinated Indenture between the Registrant and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 (A) to the Registrant’s Registration Statement on Form S-3 filed on November 14, 2007)

4.6
Fourth Supplemental Indenture, dated August 13, 2018, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on August 13, 2018)

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

4.15
Form of 2.450% Senior Note of the Registrant due 2031 (included in Exhibit 4.14 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2020)

4.16
Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.17
Form of 3.20% Senior Note of the Registrant due 2051 (included in exhibit 4.16 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.18
Indenture, dated as of January 13, 2023, by and among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.19
First Supplemental Indenture, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.20
Form of F&G Annuities & Life, Inc’s 7.400% Senior Notes due 2028 (included in Exhibit 4.18 hereto which is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.21
Third Supplemental Indenture relating to the 7.950% Senior Notes due 2053, dated as of December 6, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).

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
10.4
Fidelity National Financial, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.5
Form of Notice of FNF Group Stock Option Award and FNF Group Stock Option Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for October 2015 Awards (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015)(1)

10.6
Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) (1)

10.7
Amendment effective February 4, 2010 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park, effective as of October 10, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009) (1)

10.8
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.9
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.10
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.11
Amendment No. 1 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 30, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12
Amendment No. 2 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.13
Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski, effective as of February 4, 2010 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.14	ServiceLink Holdings, LLC 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2014)(1)
10.15	Form of ServiceLink Holdings, LLC Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 15, 2014)(1)
10.16
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.17
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.18
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.19
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.20
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.21
Amended and Restated Employment Agreement between the Registrant and Michael Nolan, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)

10.22
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2021 Awards (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021)

10.23
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2022 Awards (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022)

10.24	Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2023 Awards
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

10.32
Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISGI Advisors L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

Exhibit Number	Description
10.33
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

10.37
Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.38
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

10.40	First Amendment to Credit Agreement, dated as of February 21, 2023, among F&G Annuities & Life, Inc. and the Guarantor parties and Lender parties signatory thereto.
10.41
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Fidelity National Financial, Inc. Incentive-Based Executive Recoupment Policy
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
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
Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Nolan	Chief Executive Officer	February 29, 2024
Michael J. Nolan	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 29, 2024
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 29, 2024
William P. Foley, II

/s/ Raymond R. Quirk	Director and Executive Vice Chairman of the Board	February 29, 2024
Raymond R. Quirk

/s/ Douglas K. Ammerman	Director	February 29, 2024
Douglas K. Ammerman

/s/ Halim Dhanidina	Director	February 29, 2024
Halim Dhanidina

/s/ Thomas M. Hagerty	Director	February 29, 2024
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 29, 2024
Daniel D. (Ron) Lane

/s/ Sandra D. Morgan	Director	February 29, 2024
Sandra D. Morgan

/s/ Heather H. Miller	Director	February 29, 2024
Heather H. Miller

/s/ John D. Rood	Director	February 29, 2024
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 29, 2024
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 29, 2024
Cary H. Thompson

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2023	2022
	(In millions, except share data)
ASSETS
Cash	$397	$406
Short-term investments	487	532
Other long-term investments	—	36
Equity securities, at fair value	—	1
Investment in unconsolidated affiliates	3	3
Notes receivable	268	303
Investments in and amounts due from subsidiaries	7,949	7,290
Property and equipment, net	3	2
Prepaid expenses and other assets	318	244
Total assets	$9,425	$8,817
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$358	$291
Income taxes payable	—	—
Deferred tax liability	29	71
Notes payable	2,126	2,123
Total liabilities	2,513	2,485
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of December 31, 2023 and December 31, 2022; outstanding of 273,366,235 and 279,064,457 as of December 31, 2023 and December 31, 2022, respectively, and issued of 329,185,916 and 327,757,349 as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,913	5,870
Retained earnings	5,244	5,225
Accumulated other comprehensive earnings	(2,119)	(2,870)
Less: Treasury stock, 55,819,681 shares and 48,692,892 shares as of December 31, 2023 and December 31, 2022, respectively, at cost	(2,126)	(1,893)
Total equity of Fidelity National Financial, Inc. common shareholders	6,912	6,332
Total liabilities and equity	$9,425	$8,817
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Revenues:
Other fees and revenue	$33	$(37)	$24
Interest and investment income and realized gains	74	43	17
Recognized gains and losses, net	(31)	(42)	12
Total revenues	76	(36)	53
Expenses:
Personnel expenses	70	(11)	54
Other operating expenses	47	15	25
Interest expense	77	92	87
Total expenses	194	96	166
Losses before income tax benefit and equity in earnings of subsidiaries	(118)	(132)	(113)
Income tax benefit	(29)	(33)	(27)
Losses before equity in earnings of subsidiaries	(89)	(99)	(86)
Equity in earnings of subsidiaries	606	1,393	2,875
Earnings from continuing operations	517	1,294	2,789
Equity in earnings of discontinued operations	—	—	8
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$517	$1,294	$2,797

Retained earnings, beginning of year	$5,225	$4,818	$2,468
Dividends declared	(498)	(490)	(447)
Distribution of F&G to FNF common shareholders	—	(397)	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	517	1,294	2,797
Retained earnings, end of year	$5,244	$5,225	$4,818
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$517	$1,294	$2,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	—	—	(6)
Equity in earnings of subsidiaries	(606)	(1,393)	(2,875)
Depreciation and amortization	1	1	1
Stock-based compensation	57	48	43
Net change in income taxes	(262)	748	65
Net (increase) decrease in prepaid expenses and other assets	(72)	41	(14)
Net increase in accounts payable and other accrued liabilities	70	(51)	36
Net cash (used in) provided by operating activities	(295)	688	47
Cash Flows From Investing Activities:
Purchases of investments available for sale	—	—	(52)
Net purchases of short-term investment activities	82	(509)	(6)
Additions to notes receivable	(12)	(87)	(400)
Collection of notes receivable	47	79	120
Net cash provided by (used in) investing activities	117	(517)	(338)
Cash Flows From Financing Activities:
Borrowings	—	—	449
Debt service payments	—	(400)	—
Debt issuance costs	—	—	(6)
Dividends paid	(500)	(489)	(446)
Purchases of treasury stock	(6)	(553)	(463)
Exercise of stock options	15	39	48
Payment for shares withheld for taxes and in treasury	(17)	(15)	(17)
Additional investments in non-controlling interests	(12)	(2)	—
Net dividends from subsidiaries	689	140	1,266
Net cash provided by (used in) financing activities	169	(1,280)	831
Net change in cash and cash equivalents	(9)	(1,109)	540
Cash at beginning of year	406	1,515	975
Cash at end of year	$397	$406	$1,515
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2023	2022
	(In millions)
4.50% Notes, net of discount	$446	$445
3.40% Notes, net of discount	644	644
2.45% Notes, net of discount	594	594
3.20% Notes, net of discount	444	443
Revolving credit facility	(2)	(3)

	$2,126	$2,123
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash paid during the year:
Interest paid	$73	$95	$81
Income tax payments	213	459	609
D.     Cash Dividends Received
We have received cash dividends from subsidiaries and affiliates of $0.4 billion, $0.8 billion, and $0.6 billion during the years ended December 31, 2023, 2022, and 2021, respectively.

E.     Subsequent Events
Amendment to our Revolving Credit Facility
On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). For further information related to the Amended Revolving Credit Facility and the Sixth Restated Credit Agreement refer to Note G Notes Payable.
Investment of $250 million in F&G
On January 12, 2024, we completed a $250 million preferred stock investment in F&G. F&G will use the net proceeds from the investment to support growth of its assets under management.
Under the terms of the agreement, we have agreed to invest $250 million in exchange for 5 million shares of F&G's 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the "Mandatory Convertible Preferred Stock"). Each share of Mandatory Convertible Preferred Stock will have a liquidation preference of $50.00 per share. Unless earlier converted at the option of the holder, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of common stock of F&G on January 15, 2027 (the "Mandatory Conversion Date"). Upon conversion on the Mandatory Conversion Date, the conversion rate for each share of the Mandatory Convertible Preferred

Stock will be no more than 1.1111 shares of common stock and no less than 0.9456 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the value of F&G's common stock.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

F&G Segment:
Deferred acquisition costs	$2,215	$1,411	$784
Future policy benefits, losses, claims and loss expenses	7,050	5,021	4,918
Other policy claims and benefits payable	92	109	109
Life insurance premiums and other fees	2,413	1,704	1,407
Interest and investment income	2,211	1,655	1,852
Benefits, claims, losses and settlement expenses	(3,553)	(1,126)	(1,932)
Amortization of deferred policy acquisition costs	(191)	(99)	(46)
Other operating expenses, net of deferrals	(146)	(102)	(105)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the year ended December 31, 2023	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$8,448	$(1,436)	$—	$7,012	—%

Premiums and other considerations:
Traditional life insurance premiums	148	(105)	—	43	—%
Life-contingent PRT premiums	1,964	—	—	1,964	—%
Annuity product charges and other fees	455	(49)	—	406	—%
Total premiums and other considerations	$2,567	$(154)	$—	$2,413	—%

For the year ended December 31, 2022	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$6,296	$(1,524)	$—	$4,772	—%

Premiums and other considerations:
Traditional life insurance premiums	160	(128)	—	32	—%
Life-contingent PRT premiums	1,362	—	—	1,362	—%
Annuity product charges and other fees	360	(50)	—	310	—%
Total premiums and other considerations	$1,882	$(178)	$—	$1,704	—%

For the year ended December 31, 2021	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$4,895	$(1,642)	$—	$3,253	—%

Premiums and other considerations:
Traditional life insurance premiums	168	(137)	—	31	—%
Life-contingent PRT premiums	1,146	—	—	1,146	—%
Annuity product charges and other fees	281	(51)	—	230	—%
Total premiums and other considerations	$1,595	$(188)	$—	$1,407	—%

See Report of Independent Registered Public Accounting Firm