Form 10-Q
period 2024-03-31
Fidelity National Financial, Inc.
filed 2024-05-10
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of April 30, 2024 were:
FNF Common Stock    273,238,230

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2024

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2024 and December 31, 2023, at an amortized cost of $47,789 and $45,606, respectively, net of allowance for credit losses of $40 and $42, respectively, and includes pledged fixed maturity securities of $492 and $489, respectively, related to secured trust deposits	$44,566	$42,373
Preferred securities, at fair value	542	621
Equity securities, at fair value	793	766
Derivative investments	1,024	797
Mortgage loans, net of allowance for credit losses of $67 and $66 at March 31, 2024 and December 31, 2023, respectively	5,440	5,336
Investments in unconsolidated affiliates	3,632	3,334
Other long-term investments	735	703
Short-term investments, at March 31, 2024 and December 31, 2023	646	2,119
Total investments	57,378	56,049
Cash and cash equivalents, at March 31, 2024 and December 31, 2023 includes $227 and $262, respectively, of pledged cash related to secured trust deposits	3,517	2,767
Trade and notes receivables, net of allowance for credit losses of $31 and $32 at March 31, 2024 and December 31, 2023, respectively	409	442
Reinsurance recoverable, net of allowance for credit losses of $21 and $21 at March 31, 2024 and December 31, 2023, respectively	10,129	8,977
Goodwill	5,107	4,830
Prepaid expenses and other assets	1,899	1,900
Market risk benefits asset	95	88
Lease assets	348	348
Other intangible assets, net	5,027	4,627
Title plants	420	418
Property and equipment, net	167	168
Total assets	$84,496	$80,614
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$50,875	$48,798
Future policy benefits	7,441	7,050
Accounts payable and accrued liabilities	3,138	3,009
Market risk benefits liability	425	403
Notes payable	3,884	3,887
Reserve for title claim losses	1,746	1,770
Funds withheld for reinsurance liabilities	8,025	7,083
Secured trust deposits	693	731
Lease liabilities	390	394
Income taxes payable	14	—
Deferred tax liability	28	29
Total liabilities	76,659	73,154
Equity:
FNF common stock, $0.0001 par value; authorized 600,000,000 shares as of March 31, 2024 and December 31, 2023; outstanding of 273,238,445 and 273,251,449 as of March 31, 2024 and December 31, 2023, respectively, and issued of 329,206,677 and 329,185,916 as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,924	5,913
Retained earnings	5,361	5,244
Accumulated other comprehensive loss	(2,029)	(2,119)
Less: Treasury stock, 55,968,232 shares and 55,934,467 shares as of March 31, 2024 and December 31, 2023, respectively, at cost	(2,131)	(2,130)
Total Fidelity National Financial, Inc. shareholders’ equity	7,125	6,908
Non-controlling interests	712	552
Total equity	7,837	7,460
Total liabilities and equity	$84,496	$80,614
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	Three months ended March 31,
	2024	2023
	(Unaudited)
Revenues:
Direct title insurance premiums	$440	$428
Agency title insurance premiums	593	550
Escrow, title-related and other fees	1,281	880
Interest and investment income	710	611
Recognized gains and losses, net	275	5
Total revenues	3,299	2,474
Expenses:
Personnel costs	727	677
Agent commissions	460	420
Other operating expenses	369	360
Benefits and other changes in policy reserves	1,161	812
Market risk benefit (gains) losses	(11)	59
Depreciation and amortization	167	134
Provision for title claim losses	46	44
Interest expense	49	42
Total expenses	2,968	2,548
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	331	(74)
Income tax expense	63	14
Earnings (loss) before equity in earnings of unconsolidated affiliates	268	(88)
Equity in earnings of unconsolidated affiliates	1	—
Net earnings (loss)	269	(88)
Less: Net earnings (loss) attributable to non-controlling interests	21	(29)
Net earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$248	$(59)
Earnings (loss) per share
Basic
Net earnings (loss) per share attributable to common shareholders	$0.92	$(0.22)
Net earnings (loss) per share attributable to common shareholders, basic	$0.92	$(0.22)
Diluted
Net earnings (loss) per share attributable to common shareholders	$0.91	$(0.22)
Net earnings (loss) per share attributable to common shareholders, diluted	$0.91	$(0.22)

Weighted average common shares outstanding - basic	271	270
Weighted average common shares outstanding - diluted	272	271

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2024	2023
	(Unaudited)
Net earnings (loss)	$269	$(88)
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(5)	349
Unrealized gain on investments in unconsolidated affiliates (2)	13	11
Unrealized loss on foreign currency translation (3)	(6)	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	13	35
Changes in current discount rate - future policy benefits (5)	91	(100)
Changes in instrument-specific credit risk - market risk benefits (6)	1	7
Other comprehensive loss attributable to non-controlling interest (7)	(17)	(43)
Other comprehensive earnings	90	260
Comprehensive earnings	359	172
Less: Comprehensive earnings (loss) attributable to non-controlling interests	21	(29)
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$338	$201
_______________________________________

(1)Net of income tax expense of $88 million for the three months ended March 31, 2023.
(2)Net of income tax expense of $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Net of income tax (benefit) expense of $(1) million and less than $1 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Net of income tax expense of $4 million and $9 million for the three months ended March 31, 2024 and 2023, respectively.
(5)Net of income tax expense (benefit) of $24 million and $(27) million for the three months ended March 31, 2024 and 2023, respectively.
(6)Net of income tax expense of less than $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.
(7)Net of income tax benefit of $5 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(8)	(20)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	349	—	—	—	349
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	11	—	—	—	11
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	1	—	—	—	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	35	—	—	—	35
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	7	—	—	—	7
Change in current discount rate - liability for future policy benefits	—	—	—	—	(100)	—	—	—	(100)
Stock-based compensation	—	—	13	—	—	—	—	—	13
Dividends declared, $0.45 per common share	—	—	—	(122)	—	—	—	—	(122)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(43)	—	—	43	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(59)	—	—	—	(29)	(88)
Balance, March 31, 2023	328	$—	$5,871	$5,044	$(2,610)	55	$(2,113)	$456	$6,648

Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	136	136
Purchase of incremental share in consolidated subsidiaries	—	—	(4)	—	—	—	—	(3)	(7)
Exercise of stock options	—	—	1	—	—	—	—	—	1
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	13	—	—	—	13
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	13	—	—	—	13
Change in current discount rate — liability for future policy benefits	—	—	—	—	91	—	—	—	91
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	1	—	—	—	1
Other comprehensive loss associated with noncontrolling interests	—	—	(1)	—	(17)	—	—	18	—
Stock-based compensation	—	—	15	—	—	—	—	1	16
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(7)	(7)
Net earnings	—	—	—	248	—	—	—	21	269
Balance, March 31, 2024	329	$—	$5,924	$5,361	$(2,029)	56	$(2,131)	$712	$7,837

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the three months ended March 31,

	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$269	$(88)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	167	134
Equity in earnings of unconsolidated affiliates	(1)	—
(Gain) loss on sales of investments and other assets and asset impairments, net	(25)	213
Interest credited/index credits to contractholder account balances	513	542
Change in market risk benefits, net	(11)	60
Deferred policy acquisition costs and deferred sales inducements	(311)	(251)
Charges assessed to contractholders for mortality and admin	(66)	(58)
Non-cash lease costs	33	35
Operating lease payments	(38)	(39)
Distributions from unconsolidated affiliates, return on investment	19	36
Stock-based compensation cost	16	14
Change in NAV of limited partnerships, net	(49)	(57)
Change in valuation of derivatives, equity and preferred securities, net	(254)	(216)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(22)	(79)
Change in future policy benefits	505	224
Change in funds withheld from reinsurers	940	1,124
Net decrease in trade receivables	8	45
Net decrease in reserve for title claim losses	(24)	(19)
Net change in income taxes	33	(28)
Net change in other assets and other liabilities	(111)	(174)
Net cash provided by operating activities	1,591	1,418
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	1,783	1,091
Additions to property and equipment, capitalized software and title plants	(35)	(34)
Purchases of investment securities	(3,819)	(4,077)
Net proceeds from sales and maturities of short-term investment securities	1,473	1,249
Additions to notes receivable	(3)	(4)
Collections of notes receivable	25	—
Acquisitions and dispositions	(284)	(273)
Additional investments in unconsolidated affiliates	(272)	(327)
Distributions from unconsolidated affiliates, return of investment	36	90
Net cash used in investing activities	(1,096)	(2,285)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the three months ended March 31,

	2024	2023
	(Unaudited)
Cash flows from financing activities:
Borrowings	7	500
Debt costs/equity issuance additions	(5)	(10)
F&G Credit Agreement repayments, net	—	(35)
Dividends paid	(130)	(122)
Subsidiary dividends paid to non-controlling interest shareholders	(7)	(7)
Exercise of stock options	1	—
Additional investment in consolidated subsidiary	(7)	(20)
Net change in secured trust deposits	(38)	(61)
Payment of contingent consideration for prior period acquisitions	(5)	(2)
Contractholder account deposits	1,929	2,115
Contractholder account withdrawals	(1,483)	(950)
Purchases of treasury stock	—	(6)
Cash remitted for withholding taxes on share-based compensation	(7)	—
Net cash provided by financing activities	255	1,402
Net increase in cash and cash equivalents	750	535
Cash and cash equivalents at beginning of period	2,767	2,286
Cash and cash equivalents at end of period	$3,517	$2,821
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2023.
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
Recent Developments
Successful Completion of Consent Solicitation
On April 23, 2024, we announced the successful completion of consent solicitations of the holders of each of our 4.500% Senior Notes due 2028 (the “2028 Notes”), 3.400% Senior Notes due 2030 (the “2030 Notes”), 2.450% Senior Notes due 2031 (the “2031 Notes”) and 3.200% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, 2030 Notes and the 2031 Notes, the “Notes”; and each a “series of Notes”) to effect a certain amendment (the “Proposed Amendment”) to the indenture governing the Notes (the “Indenture”) with respect to each series of Notes, as described below.
As of 5:00 p.m., New York City time, on April 22, 2024 (the “Expiration Time”), we had received consents from a majority in principal amount of each series of Notes outstanding for the adoption of the proposed amendment to the Indenture. Each of the consent solicitations was made pursuant to the consent solicitation statement, dated April 16, 2024 (the “Consent Solicitation Statement”). A supplemental indenture giving effect to the Proposed Amendment with respect to each series of Notes was executed promptly. Upon its execution, the supplemental indenture is effective and constitutes a binding agreement between the Company and the trustee.
Immediately prior to the consummation of our redomestication, by conversion, from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada (the “Redomestication”), we will pay holders of each series of Notes who validly delivered their consents at or prior to the Expiration Time (and did not validly revoke such consents) the Consent Fee described in the Consent Solicitation Statement. No Consent Fee will be paid with respect to a series of Notes if any of the consent solicitations are terminated prior to the proposed amendment becoming effective or if we abandon the Redomestication or if the Redomestication is not completed for any reason whatsoever. We are not required to consummate the Redomestication even if we have received the requisite consents for the Notes and the approval of our shareholders to the Redomestication. If the Redomestication is abandoned prior to consummation or otherwise not completed for any reason whatsoever (including, without limitation, because we determine to effect a redomestication by way of merger or otherwise), or the conditions to the consent solicitations are not satisfied or waived, then no Consent Fee shall be payable and the Proposed Amendment contained in the supplemental indenture described above will not become operative.
Amendment to our Revolving Credit Facility
On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. For further information related to the Amended Revolving Credit Facility and the Sixth Restated Credit Agreement refer to Note G Notes Payable in our Annual Report on Form 10-K for the year ended December 31, 2023.

Amendment to the F&G Credit Agreement
On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. For more information related to the Second Amended and Restated F&G Credit Agreement refer to Note G Notes Payable in our Annual Report on Form 10-K for the year ended December 31, 2023.
Acquisition of Roar
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar"). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of cash of $269 million and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to $90 million over a three year period upon the achievement by Roar of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") milestones. For further information related to the acquisition of Roar, refer to Note N Acquisitions.
Investment of $250 million in F&G
On January 12, 2024, we completed a $250 million preferred stock investment in F&G. F&G will use the net proceeds from the investment to support growth of its assets under management.
Under the terms of the agreement, we have agreed to invest $250 million in exchange for 5 million shares of F&G's 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the "Mandatory Convertible Preferred Stock"). Each share of Mandatory Convertible Preferred Stock will have a liquidation preference of $50.00 per share. Unless earlier converted at the option of the holder, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of common stock of F&G on January 15, 2027 (the "Mandatory Conversion Date"). Upon conversion on the Mandatory Conversion Date, the conversion rate for each share of the Mandatory Convertible Preferred Stock will be no more than 1.1111 shares of common stock and no less than 0.9456 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the value of F&G's common stock. The preferred stock investment in F&G eliminates upon consolidation.
Income Tax
Income tax expense was $63 million and $14 million in the three months ended March 31, 2024 and 2023, respectively. Income tax expense as a percentage of earnings (loss) before income taxes was 19% and (19)% in the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense as a percentage of earnings (loss) before taxes in the three months ended March 31, 2024 as compared to the corresponding period in 2023 is primarily attributable to the 2023 period having income tax expense, due to a valuation allowance increase, despite there being a 2023 pre-tax loss.

Earnings Per Share
Basic earnings per share, as presented on the unaudited Condensed Consolidated Statement of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain stock options and shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding during the three months ended March 31, 2024 and 2023.
Unconsolidated Owned Distribution Investments
For the three months ended March 31, 2024 and 2023, we paid approximately $50 million and $37 million, respectively, in commissions on sales through our unconsolidated funded owned distribution investments and their affiliates, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements
Adopted Pronouncements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-02, Accounting for Investments in Tax Credit Structure Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. We adopted this standard on January 1, 2024, as required, and there was no material impact to our unaudited Condensed Consolidated Financial Statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction and clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, the amendments require the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). The amendments in this update do not change the principles of fair value measurement, rather, they clarify those principles when measuring the fair value of an equity security subject to a contractual sale restriction and improve current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities that hold those investments. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this standard as of January 1, 2024, and it did not have a material impact on our Consolidated Financial Statements and related disclosures upon adoption.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, however, retrospective application is permitted. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2024	2023
	(In millions)
Beginning balance	$1,770	$1,810
Change in insurance recoverable	—	—
Claim loss provision related to:
Current year	46	43
Total title claim loss provision	46	43
Claims paid, net of recoupments related to:
Current year	(2)	(1)
Prior years	(68)	(61)
Total title claims paid, net of recoupments	(70)	(62)
Ending balance of claim loss reserve for title insurance	$1,746	$1,791
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
Several lawsuits were filed by various parties against Chicago Title Company and Chicago Title Insurance Company as its principal (collectively, the “Named Companies”) by plaintiffs claiming they were investors who were solicited by Gina Champion-Cain through her former company, ANI Development LLC (“ANI”), or other affiliates to provide funds placed in an escrow account that purportedly were to be used for high-interest, short-term loans to parties seeking to acquire California alcoholic beverage licenses. Plaintiffs further alleged that employees of Chicago Title Company assisted Ms. Champion-Cain and her entities in diverting the funds placed into an escrow account maintained by Chicago Title Company into which some of the plaintiffs’ funds were deposited.
In connection with the alcoholic beverage license scheme, the SEC filed a civil enforcement proceeding asserting claims for securities fraud against Champion-Cain and ANI in a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, pending in the United States District Court for the Southern District of California. The receiver, who was appointed by the court to preserve the assets of the defendant affiliated entities, then filed a lawsuit in San Diego County Superior Court against the Named Companies seeking damages in a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co. The Named Companies reached a global settlement with the receiver and several other investor claimants and jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement barring further claims against the Named Companies (“Settlement and Bar Order”). After her receipt of the settlement funds, the receiver dismissed the lawsuit against the Named Companies. Some of the non-joining investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083), and appellate oral argument is expected to be held later this year.
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
Net Asset Value ("NAV") - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate's financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior period financial statements to ensure any material events are properly included in current period valuation and investment income
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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

The estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, portions of other long-term investments and debt, which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,517	$—	$—	$—	$3,517
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,379	7,736	—	15,115
Commercial mortgage-backed securities	—	4,806	12	—	4,818
Corporates	25	16,762	2,184	—	18,971
Hybrids	99	534	—	—	633
Municipals	—	1,529	18	—	1,547
Residential mortgage-backed securities	—	2,460	4	—	2,464
U.S. Government	682	16	—	—	698
Foreign Governments	—	315	5	—	320
Short term investments	637	—	9	—	646
Preferred securities	192	342	8	—	542
Equity securities	720	—	14	59	793
Derivative investments	—	1,015	9	—	1,024
Investment in unconsolidated affiliates	—	—	343	—	343
Reinsurance related embedded derivative, included in other assets	—	134	—	—	134
Market risk benefits asset	—	—	95	—	95
Other long-term investments	—	—	39	—	39
Total financial assets at fair value	$5,872	$35,292	$10,476	$59	$51,699
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	—	—	4,679	—	4,679
Interest rate swaps	—	—	19	—	19
Call options	3	—	—	—	3
Contingent consideration obligation	—	—	57	—	57
Market risk benefits liability	—	—	425	—	425
Total financial liabilities at fair value	$3	$—	$5,180	$—	$5,183

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,767	$—	$—	$—	$2,767
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,220	7,122	—	14,342
Commercial mortgage-backed securities	—	4,457	18	—	4,475
Corporates	25	15,892	1,979	—	17,896
Hybrids	95	523	—	—	618
Municipals	—	1,562	49	—	1,611
Residential mortgage-backed securities	—	2,426	3	—	2,429
U.S. Government	662	16	—	—	678
Foreign Governments	—	308	16	—	324
Short term investments	2,111	8	—	—	2,119
Preferred securities	214	399	8	—	621
Equity securities	692	—	15	59	766
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Market risk benefits asset	—	—	88	—	88
Other long-term investments	—	—	37	—	37
Total financial assets at fair value	$6,566	$33,703	$9,677	$59	$50,005
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in contractholder funds	—	—	4,258	—	4,258
Market risk benefits liability	—	—	403	—	403
Derivative instruments - futures contracts	1	—	—		1
Total financial liabilities at fair value	$1	$—	$4,661	$—	$4,662

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2024 or December 31, 2023.
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
The fair value of the reinsurance-related embedded derivatives in our funds withheld reinsurance agreements are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2.
The fair value measurement of the indexed annuities/indexed universal life ("IUL") embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investments in Unconsolidated affiliates
We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the fair value option are included in Level 3 and the fair value of these investments are determined using either a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies, or an adjusted transaction value, which contemplates measures such as EBITDA margins, revenue growth over certain time periods, growth opportunities and marketability. The fair values are based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.
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
Contingent Consideration
The contingent consideration liability is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. See further discussion on the contingent consideration in Note N - Acquisitions.
Market Risk Benefits
Market Risk Benefits ("MRBs") are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. See further discussion on MRBs in Note O - Market Risk Benefits.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2024 and December 31, 2023, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follow:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2024
	(In millions)			March 31, 2024
Assets
Asset-backed securities	$89	Third-Party Valuation	Discount Rate	5.27% - 6.54% (6.03%)
Commercial mortgage-backed securities	1	Third-Party Valuation	Discount Rate	6.90% - 7.84% (7.22%)
Corporates	4	Discounted Cash Flow	Discount Rate	43.75% - 100.00% (57.07%)
Corporates	760	Third-Party Valuation	Discount Rate	4.16% - 12.87% (7.06%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.64% - 5.64% (5.64%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.77% - 6.77% (6.77%)
Investment in unconsolidated affiliates	343	Market Comparable Company Analysis	EBITDA Multiple	14.1x - 20.2x (16x)
		Adjusted Transaction Value	N/A	N/A
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Discounted Cash Flow	Discount rate	10.90% - 10.90% (10.90%)
		Market Comparable Company Analysis	EBITDA multiple	6x - 6x (6x)
Other long-term investments:
Available-for-sale embedded derivative	30	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	95	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.13%)
			Partial Withdrawal Rates	2.00% - 20.41% (2.50%)
			Non-Performance Spread	0.35% - 1.02% (0.87%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,338
Liabilities
Derivative investments:
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,679	Discounted Cash Flow	Market Value of Option	0.00% - 24.11% (3.52%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.80%)
			Partial Withdrawals	2.00% - 35.71% (2.74%)
			Non-Performance Spread	0.35% - 1.02% (0.87%)
			Option Cost	0.07% - 5.70% (2.47%)
Contingent consideration	57	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty-Discount Rate	7.00% - 7.00% (7.00%)

Market risk benefits liability	425	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.13%)
			Partial Withdrawal Rates	2.00% - 20.41% (2.50%)
			Non-Performance Spread	0.35% - 1.02% (0.87%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value (a)	$5,161
(a) Assets of $9,138 million and liabilities of $19 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023
	(In millions)			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Corporates	8	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	7	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	—% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,312
Liabilities
Derivatives
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Swap rates	3.84% - 5.26% (4.55%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			Option cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00%- 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$4,661
(a) Assets of $8,365 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2024 and 2023. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$(12)	$104	$762	$(19)	$(202)	$(19)	$7,736	$104
Commercial mortgage-backed securities	18	—	—	1	—	—	(7)	12	—
Corporates	1,979	—	13	217	(3)	(22)	—	2,184	13
Municipals	49	—	1	—	(32)	—	—	18	1
Residential mortgage-backed securities	3	—	—	1	—	—	—	4	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(1)	—	—	—	—	—	14	—
Interest Rate Swaps	57	(48)	—	—	—	—	—	9	—
Investment in unconsolidated affiliates	285	58	—	—	—	—	—	343	—
Short term investments	—	—	—	9	—	—	—	9	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	3	—	—	—	—	30	3
Credit linked note	10	—	—	—	—	(1)	—	9	—
Subtotal Level 3 assets at fair value	$9,589	$(3)	$121	$990	$(54)	$(236)	$(26)	$10,381	$121
Market risk benefits asset (b)	88							95
Total Level 3 assets at fair value	$9,677							$10,476
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,258	200	—	288	—	(67)	—	4,679	—
Interest rate swaps	—	19	—	—	—	—	—	19	—
Contingent consideration (c)	—	9	—	48	—	—	—	57	—
Subtotal Level 3 liabilities at fair value	$4,258	$228	$—	$336	$—	$(67)	$—	$4,755	$—
Market risk benefits liability (b)	403							425
Total Level 3 liabilities at fair value	$4,661							$5,180
(a) The net transfers out of Level 3 during the three months ended March 31, 2024 were exclusively to Level 2.
(b) Refer to Note O- Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(c) The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note N - Acquisitions for more information.

	Three months ended March 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(8)	$18	$416	$(83)	$(235)	$(71)	$6,300	$18
Commercial mortgage-backed securities	37	—	1	12	—	—	(21)	29	1
Corporates	1,440	(1)	(23)	133	—	(5)	—	1,544	(23)
Municipals	29	—	3	—	—	—	—	32	3
Residential mortgage-backed securities	302	1	8	8	—	(8)	(299)	12	8
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	84	—	—	—	107	—
Short term investments	—	—	—	23	—	—	—	23	—
Preferred securities	1	—	—	—	—	—	—	1	—
Equity securities	10	—	—	1	—	—	—	11	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	2	—	—	—	—	25	2
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,169	$(8)	$9	$677	$(83)	$(250)	$(391)	$8,123	$9
Market risk benefits asset (b)	117							106
Total Level 3 assets at fair value	$8,286							$8,229
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	3,115	385	—	96	—	(27)	—	3,569	—
Subtotal Level 3 liabilities at fair value	$3,115	$385	$—	$96	$—	$(27)	$—	$3,569	$—
Market risk benefits liability (b)	282							324
Total Level 3 liabilities at fair value	$3,397							$3,893
(a)The net transfers out of Level 3 during the three months ended March 31, 2023 were to Level 2.
(b)Refer to Note O - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

.

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

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner typically on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our title segment, Investments in unconsolidated affiliates were $265 million and $263 million as of March 31, 2024 and December 31, 2023, respectively.
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
Investment Contracts
Investment contracts include deferred annuities (indexed annuities and fixed rate annuities), IUL policies, funding agreements and pension risk transfers ("PRT") and immediate annuity contracts without life contingencies. The indexed annuities/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (indexed annuities and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

Other
Federal Home Loan Bank of Atlanta (“FHLB”) common stock is carried at cost, which approximates fair value. The carrying amount of FHLB common stock represents the value it can be sold back to the FHLB and is classified as Level 2 within the hierarchy.
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,229	—	2,229	2,550
Residential mortgage loans	—	—	2,590	—	2,590	2,890
Investments in unconsolidated affiliates	—	—	6	3,018	3,024	3,024
Policy loans	—	—	78	—	78	78
Other invested assets	23	—	—	42	65	65
Company-owned life insurance	—	—	415	—	415	415
Trade and notes receivables, net of allowance	—	—	409	—	409	409
Total	$23	$138	$5,727	$3,060	$8,948	$9,569

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$41,488	$—	$41,488	$46,194
Debt	—	3,561	—	—	3,561	3,884
Total	$—	$3,561	$41,488	$—	$45,049	$50,078

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Other invested assets	17	—	—	42	59	59
Company-owned life insurance	—	—	397	—	397	397
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$17	$138	$5,715	$2,821	$8,691	$9,229

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	3,568	—	—	3,568	3,887
Total	$—	$3,568	$40,229	$—	$43,797	$48,427
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"), net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings (loss). The Company’s consolidated investments at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,254	$(11)	$280	$(408)	$15,115
Commercial mortgage-backed securities	5,040	(21)	38	(239)	4,818
Corporates	21,430	(7)	133	(2,585)	18,971
Hybrids	667	—	4	(38)	633
Municipals	1,773	—	11	(237)	1,547
Residential mortgage-backed securities	2,550	(1)	31	(116)	2,464
U.S. Government	706	—	3	(11)	698
Foreign Governments	369	—	—	(49)	320
Total available-for-sale securities	$47,789	$(40)	$500	$(3,683)	$44,566

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$14,631	$(11)	$191	$(469)	$14,342
Commercial mortgage-backed/asset-backed securities	4,797	(22)	23	(323)	4,475
Corporates	20,133	(6)	186	(2,417)	17,896
Hybrids	668	—	3	(53)	618
Municipals	1,826	—	14	(229)	1,611
Residential mortgage-backed securities	2,507	(3)	29	(104)	2,429
U.S. Government	679	—	8	(9)	678
Foreign Governments	365	—	3	(44)	324
Total available-for-sale securities	$45,606	$(42)	$457	$(3,648)	$42,373

Securities held on deposit with various state regulatory authorities had a fair value of $145 million and $141 million at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company held $69 million and $47 million, respectively, that were non-income producing for a period greater than twelve months.
As of March 31, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $516 million and $481 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,518 million and $4,345 million as of March 31, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2024		December 31, 2023
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$709	$691	$703	$687
Due after one year through five years	4,765	4,643	4,320	4,209
Due after five years through ten years	3,940	3,770	3,195	3,048
Due after ten years	15,531	13,065	15,453	13,183
Subtotal	24,945	22,169	23,671	21,127
Other securities, which provide for periodic payments:
Asset-backed securities	15,254	15,115	14,631	14,342
Commercial mortgage-backed securities	5,040	4,818	4,797	4,475
Residential mortgage-backed securities	2,550	2,464	2,507	2,429
Subtotal	22,844	22,397	21,935	21,246
Total fixed maturity available-for-sale securities	$47,789	$44,566	$45,606	$42,373

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
We consider the following in determining whether write-offs of a security’s amortized cost are necessary:
• We believe amounts related to securities have become uncollectible;
• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in AOCI. As of March 31, 2024 and December 31, 2023, our allowance for expected credit losses for AFS securities was $40 million and $42 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,558	$(41)	$4,568	$(358)	$6,126	$(399)
Commercial mortgage-backed securities	470	(8)	2,048	(203)	2,518	(211)
Corporates	3,645	(136)	11,062	(2,449)	14,707	(2,585)
Hybrids	71	(2)	464	(36)	535	(38)
Municipals	340	(51)	935	(186)	1,275	(237)
Residential mortgage-backed securities	507	(9)	687	(99)	1,194	(108)
U.S. Government	337	(2)	147	(9)	484	(11)
Foreign Government	42	(2)	187	(46)	229	(48)
Total available-for-sale securities	$6,970	$(251)	$20,098	$(3,386)	$27,068	$(3,637)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,371
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,775
Total number of available-for-sale securities in an unrealized loss position						4,146

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	819	(53)	1,922	(235)	2,741	(288)
Corporates	2,387	(134)	10,739	(2,283)	13,126	(2,417)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	399	(49)	920	(179)	1,319	(228)
Residential mortgage-backed securities	336	(5)	662	(89)	998	(94)
U.S. Government	84	—	159	(9)	243	(9)
Foreign Government	49	(3)	188	(41)	237	(44)
Total available-for-sale securities	$5,841	$(302)	$20,908	$(3,291)	$26,749	$(3,593)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,035
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,846
Total number of available-for-sale securities in an unrealized loss position						3,881

The increase in unrealized losses as of March 31, 2024, compared to December 31, 2023, was caused by higher treasury rates compared to those at the time of the F&G acquisition or purchase of the security if later. For securities in an unrealized loss position as of March 31, 2024, our allowance for expected credit loss was $40 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of March 31, 2024 and December 31, 2023. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$18	1%	$18	1%
Industrial	617	24%	616	24%
Mixed Use	11	—%	11	—%
Multifamily	1,012	39%	1,012	40%
Office	315	13%	316	13%
Retail	101	4%	102	4%
Student Housing	83	3%	83	3%
Other	406	16%	392	15%
Total commercial mortgage loans, gross of valuation allowance	$2,563	100%	$2,550	100%
Allowance for expected credit loss	(13)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,550		$2,538

U.S. Region:
East North Central	$104	4%	$151	6%
East South Central	75	3%	75	3%
Middle Atlantic	354	14%	354	14%
Mountain	386	15%	352	14%
New England	92	3%	168	6%
Pacific	765	30%	766	30%
South Atlantic	618	24%	563	22%
West North Central	21	1%	4	—%
West South Central	148	6%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,563	100%	$2,550	100%
Allowance for expected credit loss	(13)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,550		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of March 31, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$35	$214	$288	$1,256	$513	$257	$2,563
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563
.........................................................................................................
Charge offs.....................................................................................	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
.........................................................................................................
Charge offs.....................................................................................	$—	$—	$—	$—	$—	$3	$3
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at March 31, 2024 and December 31, 2023:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2024	(In millions)
LTV Ratios:
Less than 50.00%	$479	$—	$14	$493	19%	$477	21%
50.00% to 59.99%	864	—	—	864	34%	754	34%
60.00% to 74.99%	1,134	57	—	1,191	46%	983	44%
75.00% to 84.99%	—	6	9	15	1%	15	1%
CMLs	$2,477	$63	$23	$2,563	100%	$2,229	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$35	$86	$17	$77	$156	$122	$493
50.00% to 59.99%	—	53	149	292	235	135	864
60.00% to 74.99%	—	69	113	887	122	—	1,191
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563
Commercial mortgages
DSCR
Greater than 1.25x	$35	$154	$276	$1,256	$513	$243	$2,477
1.00x - 1.25x	—	60	3	—	—	—	63
Less than 1.00x	—	—	9	—	—	14	23
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2018	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
Commercial mortgages
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of March 31, 2024 and December 31, 2023. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	March 31, 2024
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$164	5%
California	142	5%
All other states (a)	2,638	90%
Total RMLs, gross of valuation allowance	$2,944	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,890
(a)     The individual concentration of each state is equal to or less than 5% as of March 31, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$163	6%
New York	129	5%
Texas	129	5%
All other states (a)	2,431	84%
Total RMLs, gross of valuation allowance	$2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a)     The individual concentration of each state is equal to or less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2024 and December 31, 2023, was as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$2,878	98%	$2,795	98%
Non-performing	66	2%	57	2%
Total RMLs, gross of valuation allowance	$2,944	100%	$2,852	100%
Allowance for expected loan loss	(54)	—%	(54)	—%
Total RMLs, net of valuation allowance	$2,890	100%	$2,798	100%
There were no charge offs recorded by RMLs during the three months ended March 31, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of March 31, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$56	$402	$984	$874	$185	$361	$2,862
30-89 days past due	—	1	2	3	6	4	16
90 days or more past due	—	1	11	18	12	24	66
Total residential mortgages	$56	$404	$997	$895	$203	$389	$2,944

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total residential mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$66	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$66	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2024 and March 31, 2023.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2024 and December 31, 2023, we had $66 million and $57 million, respectively, of mortgage loans that were over 90 days past due, of which $58 million and $41 million were in the process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended March 31, 2024
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$54	$12	$66
Provision for loan losses	—	1	1
Ending Balance	$54	$13	$67

	Three months ended March 31, 2023
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$32	$10	$42
Provision for loan losses	16	2	18
Ending Balance	$48	$12	$60
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three months ended March 31, 2024 and March 31, 2023.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Fixed maturity securities, available-for-sale	$534	$447
Equity securities	10	8
Preferred securities	8	13
Mortgage loans	66	51
Invested cash and short-term investments	47	33
Limited partnerships	54	57
Tax deferred property exchange income	32	45
Other investments	29	19
Gross investment income	780	673
Investment expense	(70)	(62)
Interest and investment income	$710	$611
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $127 million and $58 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Net realized (losses) on fixed maturity available-for-sale securities	$(19)	$(50)
Net realized/unrealized gains on equity securities (1)	54	33
Net realized/unrealized gains (losses) on preferred securities (2)	16	(10)
Net realized/unrealized gains (losses) on other invested assets	60	(5)
Change in allowance for expected credit losses	—	(4)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	21	(89)
Unrealized gains on certain derivative instruments	156	147
Change in fair value of reinsurance related embedded derivatives (3)	(18)	(19)
Change in fair value of other derivatives and embedded derivatives	5	2
Realized gains on derivatives and embedded derivatives	164	41
Recognized gains and losses, net	$275	$5
(1) Includes net valuation gains of $22 million and $46 million for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes net valuation gains of $15 million and $35 million for the three months ended March 31, 2024 and 2023, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized losses attributable to these agreements, and thus excluded from the totals in the table above, was $19 million and $22 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Proceeds	$583	$489
Gross gains	6	1
Gross losses	(25)	(51)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,367	$5,733	$3,071	$4,806
Fixed maturity securities	21,991	23,442	20,837	22,346
Total unconsolidated VIE investments	$25,358	$29,175	$23,908	$27,152
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

March 31, 2024
(In millions)
Blackstone Wave Asset Holdco (1)	$733

(1) Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows:

	March 31, 2024	December 31, 2023
Assets:	(In millions)
Derivative investments:
Call options	$1,015	$739
Interest rate swaps	9	57
Foreign currency forward	—	1
Other long-term investments:
Other embedded derivatives	30	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	134	152
Total	$1,188	$977

Liabilities:
Contractholder funds:
Indexed annuities/IUL embedded derivatives	$4,679	$4,258
Accounts payable and accrued liabilities:
Interest rate swaps	19	—
Total	$4,698	$4,258
The change in fair value of derivative instruments included within Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Net investment gains (losses):
Call options	$250	$55
Interest rate swaps	(80)	—
Futures contracts	6	5
Foreign currency forwards	3	(1)
Other derivatives and embedded derivatives	3	1
Reinsurance related embedded derivatives	(18)	(19)
Total net investment gains	$164	$41

Benefits and other changes in policy reserves:
Indexed annuities/IUL embedded derivatives increase	$421	$454
Additional Disclosures

See descriptions of the fair value methodologies used for derivative financial instruments in Note C - Fair Value of Financial Instruments.

Indexed Annuities/IUL Embedded Derivative, Call Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations.

We purchase derivatives consisting of a combination of call options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

Other market exposures are hedged periodically depending on market conditions and our risk tolerance. Our indexed annuities/IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and our risk tolerance changes.

Interest Rate Swaps

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations.

Reinsurance Related Embedded Derivatives

F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Operations.

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

Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following tables.

		March 31, 2024
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,340	$132	$93	$39
Morgan Stanley	AA-/Aa3/A+	4,353	159	166	—
Barclay's Bank	A+/A1/A+	6,389	124	122	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,552	163	163	—
Wells Fargo	AA-/Aa2/A+	1,313	69	70	—
Goldman Sachs	A+/A1/A+	2,340	45	44	1
Credit Suisse	A+/A3/A+	16	1	1	—
Truist	A/A2/A	3,185	135	134	1
Citibank	A+/Aa3/A+	1,145	25	26	—
JP Morgan	AA/Aa2/A+	3,888	152	149	3
Total		$32,521	$1,005	$968	$46

		December 31, 2023
		(In millions)
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,408	$96	$59	$37
Morgan Stanley	AA-/Aa3/A+	3,466	102	116	—
Barclay's Bank	A+/A1/A+	6,236	102	100	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,983	147	148	—
Wells Fargo	AA-/Aa2/A+	1,443	58	60	—
Goldman Sachs	A+/A1/A+	1,919	45	45	—
Credit Suisse	A+/A3/A+	92	4	4	—
Truist	A+/A2/A	2,759	124	124	—
Citibank	A+/Aa3/A+	1,073	27	28	—
JP Morgan	AA/Aa2/A+	2,589	91	91	—
Total		$29,968	$796	$775	$39
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of March 31, 2024 and December 31, 2023, counterparties posted $968 million and $775 million, respectively, of collateral of which $740 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $46 million at March 31, 2024 and $39 million at December 31, 2023.
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

We held 379 and 439 futures contracts at March 31, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at both March 31, 2024 and December 31, 2023.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $10 million as of March 31, 2024 and December 31, 2023. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. The JPML assigned the MDL to Judge Allison Burroughs of the U.S. District Court for the District of Massachusetts, and following the creation of the MDL, Miller and Cooper were transferred to Judge Burroughs. On January 19, 2024, Judge Burroughs appointed Plaintiffs’ Leadership Team and issued its First Case Management Order. Following the filing of the parties’ Joint Submission Regarding Initial Proposed Case Schedule on February 16, 2024, and a status conference with the court on March 11, 2024, the parties’ continue to work to find a mutually agreeable way to structure proceedings. The court held a status conference on April 24, 2024, and Judge Burroughs issued the Case Management Order Regarding Brief CAFA, Arbitration, Class Waiver, and Article III Standing Issues setting the deadlines for briefing of all threshold issues to be completed by September 12, 2024.

In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries is a party to a consolidated putative nationwide class action, In Re: LoanCare Data Security Breach Litigation, Case No. 3:23cv1508, pending in the U.S. District Court for the Middle District of Florida and originating from the consolidation of putative class actions filed in the U.S. District Courts for the Middle District of Florida, the Central District of California, and the Western District of Missouri. On March 19, 2024, plaintiffs filed their consolidated class action complaint on behalf of a nationwide class, along with a California subclass and a Florida subclass, alleging common law tort and contract claims and certain state statutory claims. On April 17, 2024, the Company filed a motion to dismiss the consolidated complaint, and briefing is ongoing. Because of the factual issues involved and the putative nature of the action for which a class or subclass has not been certified, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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
F&G Commitments
In our F&G segment, we have unfunded commitments as of March 31, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of March 31, 2024 is included below:

March 31, 2024
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$2,366
Whole loans	678
Fixed maturity securities, ABS	341
Direct Lending	530
Other fixed maturity securities, AFS	11
Commercial mortgage loans	82
Other assets	173
Other invested assets	44
Total	$4,225
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan agreement matures 60 days following the third anniversary of the first advance date. There was no balance outstanding as of March 31, 2024 and the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note N - Acquisitions for more information on the Roar acquisition.

Note G — Dividends
On May 8, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on June 28, 2024, to FNF common shareholders of record as of June 14, 2024.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended March 31, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$1,033	$—	$—	$—	$1,033
Other revenues	484	741	56	—	1,281
Revenues from external customers	1,517	741	56	—	2,314
Interest and investment income, including recognized gains and losses, net	146	828	38	(27)	985
Total revenues	1,663	1,569	94	(27)	3,299
Depreciation and amortization	36	123	8	—	167
Interest expense	—	30	19	—	49
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	218	142	(2)	(27)	331
Income tax expense (benefit)	45	26	(8)	—	63
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	173	116	6	(27)	268
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$174	$116	$6	$(27)	$269
Assets	$7,905	$74,417	$2,174	$—	$84,496
Goodwill	2,797	2,017	293	—	5,107

As of and for the three months ended March 31, 2023:

	Title	F&G	Corporate and Other	Total
	(In millions)
Title premiums	$978	$—	$—	$978
Other revenues	471	365	44	880
Revenues from external customers	1,449	365	44	1,858
Interest and investment income, including recognized gains and losses, net	103	504	9	616
Total revenues	1,552	869	53	2,474
Depreciation and amortization	37	90	7	134
Interest expense	—	22	20	42
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	157	(203)	(28)	(74)
Income tax expense (benefit)	27	(8)	(5)	14
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	130	(195)	(23)	(88)
Net earnings (loss) from continuing operations	$130	$(195)	$(23)	$(88)
Assets	$8,017	$59,395	$2,242	$69,654
Goodwill	2,766	1,749	276	4,791

The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services, and home warranty.
•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and IUL. This segment also provides funding agreements and PRT solutions.
•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
•Elimination. This segment consists of the elimination of dividends paid from F&G to FNF, which are included in the Corporate and Other segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Three months ended March 31,
	2024	2023
Cash paid for:	(In millions)
Interest	$57	$34
Income taxes	3	6
Deferred sales inducements	54	29
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	(37)	41
Change in purchases of investments available for sale payable in period	173	78
Lease liabilities recognized in exchange for lease right-of-use assets	16	9
Remeasurement of lease liabilities	13	19
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	474	276
Less: Total Purchase price	284	273
Liabilities and noncontrolling interests assumed	$190	$3

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2024	2023
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$440	$428
Agency title insurance premiums	Agency title insurance premiums	Title	593	550
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	741	365
Home warranty	Escrow, title-related and other fees	Title	32	30
Total revenue from insurance contracts			1,806	1,373
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	167	160
Other title-related fees and income	Escrow, title-related and other fees	Title	145	146
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	74	75
Real estate technology	Escrow, title-related and other fees	Corporate and other	35	37
Total revenue from contracts with customers			421	418
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	66	60
Other	Escrow, title-related and other fees	Corporate and other	21	7
Interest and investment income	Interest and investment income	Various	710	611
Recognized gains and losses, net	Recognized gains and losses, net	Various	275	5
Total revenues	Total revenues		$3,299	$2,474

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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue liabilities ("URL") on IUL policies, policy rider fees primarily on fixed indexed annuity ("FIA") policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.

Premium and annuity deposit collections for indexed annuities, fixed rate annuities, immediate annuities and PRT without life contingency, and amounts received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities include net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of business acquired ("VOBA"), deferred acquisition costs ("DAC"), and deferred sales inducements ("DSI"), other operating costs and expenses, and income taxes.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2024	December 31, 2023
	(In millions)
Trade receivables	$310	$317
Deferred revenue (contract liabilities)	90	91

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024 and March 31 2023, we recognized $34 million and $32 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(In millions)
Customer relationships and contracts	$340	$174
VOBA	1,407	1,446
DAC	2,412	2,215
DSI	392	346
Value of distribution asset	83	86
Computer software	270	266
Trademarks, tradenames, and other	123	94
Total Other intangible assets, net	$5,027	$4,627

The following tables roll forward VOBA by product for the three months ended March 31, 2024 and March 31, 2023.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(33)	(1)	(2)	(2)	(1)	(39)
Balance at March 31, 2024	$992	$26	$189	$132	$68	$1,407

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(36)	(1)	(3)	(2)	(1)	(43)
Balance at March 31, 2023	$1,130	$31	$198	$141	$72	$1,572

VOBA amortization expense of $39 million and $43 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following tables roll forward DAC by product for the three months ended March 31, 2024 and March 31, 2023.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	147	44	66	257
Amortization	(33)	(19)	(8)	(60)
Balance at March 31, 2024	$1,492	$313	$603	$2,408

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	113	52	56	221
Amortization	(22)	(5)	(8)	(35)
Reinsurance related adjustments	—	79	—	79
Balance at March 31, 2023	$1,062	$209	$396	$1,667
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $60 million and $35 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively, excluding insignificant amounts related to FABN.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Indexed Annuities	$1,492	$1,378
Fixed Rate Annuities	313	288
Universal Life	603	545
Funding Agreements	4	4
Total	$2,412	$2,215

The following table rolls forward DSI for our indexed annuity products for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance at January 1,	$346	$200
Capitalization	54	29
Amortization	(8)	(4)
Balance at March 31,	$392	$225
DSI amortization expense of $8 million and $4 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefits (“FPB”) for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities.
We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products, including surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets. All updates to these assumptions brought us more in line with our company and overall industry experience since the prior assumption update.
For the in-force liabilities as of March 31, 2024, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2024	$111
2025	138
2026	126
2027	115
2028	105
Thereafter	812
Total	$1,407

Note L — F&G Reinsurance
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

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three months ended
	March 31, 2024		March 31, 2023
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$620	$1,213	$301	$872
Ceded	(24)	(52)	(26)	(60)
Net	$596	$1,161	$275	$812

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance. The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues. There have been no significant changes to reinsurance contracts for the three months ended March 31, 2024.

The following summarizes our reinsurance recoverable (in millions) as of March 31, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	March 31, 2024	December 31, 2023
Aspida Life Re Ltd	$6,489	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd	1,250	716	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Wilton Reassurance Company	1,085	1,092	Coinsurance	Block of traditional, IUL and UL (c)	Reinsurance
Everlake Life Insurance Company	791	509	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Other (e)	518	536
Reinsurance recoverable, gross of allowance for credit losses	10,133	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$10,112	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) As of March 31, 2024 and December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90% .
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
The Company incurred risk charge fees of $10 million during the three months ended March 31, 2024, and 2023 in relation to reinsurance agreements.
Credit Losses

The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.

The expected credit loss reserves were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Balance at beginning of period	$(21)	$(10)
Changes in the expected credit loss reserve	—	1
Balance at end of period	$(21)	$(9)
Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Wilton Reinsurance (“Wilton Re”) and Everlake Life Insurance Company (“Everlake”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Wilton Re and Everlake for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of March 31, 2024. The following table presents financial strength ratings as of March 31, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Wilton Re	A+	—	A	—
Everlake	A+	—	—	—
“-” indicates not rated

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
Our non-U.S. insurance subsidiaries, F&G Life Re Ltd (Bermuda) and F&G Cayman Re Ltd (“F&G Cayman Re”), file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned insurance subsidiaries as of March 31, 2024 and December 31, 2023, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended March 31, 2024	$—	$2	$15	$(134)
For the three months ended March 31, 2023	(3)	1	14	—

Statutory capital and surplus:
March 31, 2024	$1,940	$89	$155	$156
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.

Non-U.S. Companies

Net income and capital and surplus of our wholly owned Bermuda and Cayman Islands regulated insurance subsidiaries under U.S. GAAP were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended March 31, 2024	$(31)	$49
For the three months ended March 31, 2023	35	68

Statutory capital and surplus:
March 31, 2024	$143	$61
December 31, 2023	114	11
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no significant changes in the regulatory status of our insurance subsidiaries as of March 31, 2024.

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

Owned Distribution - Acquisition of Roar
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of $269 million of cash and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to $90 million over a three year period upon the achievement of certain EBITDA milestones of Roar.

The initial purchase price is as follows (in millions):

Cash paid for 70% majority interest of Roar shares	$269
Less: Cash acquired net of noncontrolling interests	1
Net cash paid for 70% majority interest of Roar	268
Initial fair value of contingent consideration	48
Total net initial consideration	$316

The following table summarizes the preliminary fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date:

Fair Value as of January 2, 2024
(In millions)
Goodwill	$268
Prepaid expenses and other assets	3
Other intangible assets	183
Total assets acquired	454

Accounts payable and accrued liabilities	2
Total liabilities assumed	2

Noncontrolling interests (fair value determined using income approach)	136
Total liabilities assumed and non-controlling interests	138

Net assets acquired	$316

The preliminary gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the Roar acquisition consist of the following:

	Gross Carrying Value	Estimated Useful Life
Other intangible assets:	(In millions)	(In years)
Customer relationships	$179	12
Definite lived trademarks, tradenames, and other	4	10
Total Other intangible assets	$183
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. The goodwill recorded is not expected to be deductible for tax purposes.

Roar’s revenues of $23 million and net earnings of $3 million are included in the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.

Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities. Refer to Note A - Basis of Financial Statements for more information on the Roar purchase and refer to Note C - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

Note O — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	12	—	(10)	—
Attributed fees collected and interest accrual	36	—	131	—
Actual policyholder behavior different from expected	8	—	27	—
Changes in assumptions and other	(2)	—	29	—
Effects of market related movements	(37)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	$226	$1	$209	$1
Effect of changes in the instrument-specific credit risk	103	—	105	—
Balance, end of period, net liability	$329	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.20	72.55	68.28	72.59
Net amount at risk	$1,091	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Fixed rate annuities	$—	$1	$1	$—	$1	$1
Indexed annuities	95	424	329	88	402	314
Total	$95	$425	$330	$88	$403	$315

The net MRB liability increased for the three months ended March 31, 2024, primarily as a result of collection of attributed fees and interest accrual as well as new MRB reserves for contracts issued within the period. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.
For the three months ended March 31, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs.
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter.
The net MRB liability increased for the year ended December 31, 2023, primarily as a result of collection of attributed fees and interest accrual as well actual policyholder behavior different than expected and changes in assumptions and other as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the year ended December 31, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, lead to a corresponding unfavorable change in the MRBs associated with both indexed annuities and fixed rate annuities.
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update. These updates, in total, led to an increase in the net MRB liability during the year ended December 31, 2023.

Note P — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	March 31, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	1,381	1,341	51	—	305
Premiums received	28	—	114	—	—
Policy charges (a)	(46)	—	(74)	—	—
Surrenders and withdrawals	(690)	(364)	(22)	—	—
Benefit payments	(119)	(76)	(5)	(16)	(329)
Interest credited	139	142	33	14	24
Other	5	—	—	—	—
Balance, end of year	$27,862	$14,486	$2,488	$2,611	$2,539
Embedded derivative adjustment (c)	468	—	107	—	—
Gross Liability, end of period	$28,330	$14,486	$2,595	$2,611	$2,539
Less: Reinsurance	(13)	(8,612)	(894)	—	—
Net Liability, after Reinsurance	$28,317	$5,874	$1,701	$2,611	$2,539

Weighted-average crediting rate	2.04%	4.15%	5.54%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$63,968	N/A	N/A
Cash surrender value (e)	$25,724	$13,502	$1,938	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2023
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of year	27,164	13,443	2,391	2,613	2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	27,407	13,443	2,475	2,613	2,539
Less: Reinsurance	(17)	(7,520)	(894)	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
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

(e) These amounts are gross of reinsurance.

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
	(In millions)
Indexed annuities	$28,330	$27,407
Fixed rate annuities	14,486	13,443
Immediate annuities	304	311
Universal life	2,595	2,475
Traditional life	5	5
Funding Agreement-FABN	2,611	2,613
FHLB	2,539	2,539
PRT	5	5
Total	$50,875	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the three months ended March 31, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $57 million for the three months ended March 31, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,671	$1,391	$522	$1,931	$26,515
1.51%-2.50%	331	1	93	568	993
Greater than 2.50%	353	1	—	—	354
Total	$23,355	$1,393	$615	$2,499	$27,862

Fixed Rate Annuities
0.00%-1.50%	$36	$24	$1,340	$11,259	$12,659
1.51%-2.50%	4	7	21	456	488
Greater than 2.50%	870	2	4	463	1,339
Total	$910	$33	$1,365	$12,178	$14,486

Universal Life
0.00%-1.50%	$2,085	$6	$—	$22	$2,113
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	369	5	1	—	375
Total	$2,454	$11	$1	$22	$2,488

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note Q — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional Life
	March 31, 2024	December 31, 2023
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(4)	(1)
Balance adjusted for variances from expectation	870	973
Interest accrual	4	19
Net premiums collected	(28)	(118)
Ending Balance at original discount rate	846	874
Effect of changes in discount rate assumptions	(157)	(152)
Balance, end of year	$689	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	(9)	(24)
Balance adjusted for variances from expectation	2,483	2,641
Interest accrual	14	56
Benefits payments	(51)	(205)
Ending Balance at original discount rate	2,446	2,492
Effect of changes in discount rate assumptions	(439)	(421)
Balance, end of year	$2,007	$2,071

Net liability for future policy benefits	$1,318	$1,349
Less: Reinsurance recoverable	483	413
Net liability for future policy benefits, after reinsurance recoverable	$835	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.96	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	March 31, 2024
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,415	$4,189
Beginning balance at original discount rate	1,788	4,351
Effect of changes in cash flow assumptions	—	11
Effect of actual variances from expected experience	(4)	(8)
Balance adjusted for variances from expectation	1,784	4,354
Issuances	7	596
Interest accrual	14	49
Benefits payments	(29)	(107)
Ending Balance at original discount rate	1,776	4,892
Effect of changes in discount rate assumptions	(404)	(237)
Balance, end of year	$1,372	$4,655

Net liability for future policy benefits	$1,372	$4,655
Less: Reinsurance recoverable	113	—
Net liability for future policy benefits, after reinsurance recoverable	$1,259	$4,655

Weighted-average duration of liability for future policyholder benefits (years)	12.03	7.96

	December 31, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance at original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(9)
Effect of actual variances from expected experience	(15)	(7)
Balance adjusted for variances from expectation	$1,843	$2,459
Issuances	22	2,041
Interest accrual	51	109
Benefits payments	(128)	(258)
Ending Balance at original discount rate	$1,788	$4,351
Effect of changes in discount rate assumptions	(373)	(162)
Balance, end of year	$1,415	$4,189

Net liability for future policy benefits	$1,415	$4,189
Less: Reinsurance recoverable	116	—
Net liability for future policy benefits, after reinsurance recoverable	$1,299	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	March 31, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(4)	—	1
Effect of actual variances from expected experience	2	2	16	5
Balance adjusted for variances from expectation	89	8	89	10
Issuances	1	—	3	—
Interest accrual	—	—	2	1
Amortization	(2)	—	(7)	(1)
Balance, end of year	$88	$8	$87	$10
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2024	December 31, 2023
	(In millions)
Traditional Life	$1,318	$1,349
Immediate annuities	1,372	1,415
PRT	4,655	4,189
Immediate annuities DPL	88	87
PRT DPL	8	10
Total	$7,441	$7,050
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Traditional Life	(In millions)
Expected future benefit payments	$2,874	$3,073	$2,013	$2,155
Expected future gross premiums	1,042	1,142	751	839
Immediate annuities
Expected future benefit payments	$3,271	$3,402	$1,371	$1,452
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$8,344	$3,916	$4,899	$2,708
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations:

	Gross Premiums (a)		Interest Expense (b)
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In millions)
Traditional Life	$28	$32	$10	$9
Immediate annuities	8	6	14	16
PRT	584	263	49	23
Total	$620	$301	$73	$48
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	March 31, 2024	December 31, 2023
Traditional Life
Interest accretion rate	1.74%	2.33%
Current discount rate	4.64%	5.03%
Immediate annuities
Interest accretion rate	3.16%	3.14%
Current discount rate	5.20%	4.98%
PRT
Interest accretion rate	4.68%	4.61%
Current discount rate	5.30%	5.03%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.2%	3.2%	4.2%
Expected experience	1.4%	2.3%	2.8%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.4%	—%	—%

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G was not required to establish any additional liabilities as a result of premium deficiency testing.

F&G made changes to assumptions during the three months ended March 31, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

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

Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a moderate decrease to the FPB.
Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023, resulting in increased discount rates that drove a material decrease to the FPB.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from 2023 resulting in increased discount rates that drove a material decrease to the FPB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflict; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2023 and other filings with the Securities Exchange Commission ("SEC").
Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” the “Company” or “FNF” refer collectively to Fidelity National Financial, Inc., and its subsidiaries.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 18, 2024, estimates (actual for fiscal year 2023) the size of the U.S. residential mortgage originations market as shown in the following table for 2023 - 2026 in its "Mortgage Finance Forecast" (in trillions):

	2026	2025	2024	2023
Purchase originations	$1.7	$1.5	$1.4	$1.3
Refinance originations	$0.6	$0.6	$0.4	$0.3
Total U.S. mortgage originations forecast	$2.3	$2.1	$1.8	$1.6
As of April 18, 2024, the MBA expects residential purchase transactions, residential refinance transactions and overall mortgage originations to increase in 2024, 2025 and 2026.
Average interest rates for a 30-year fixed rate mortgage increased to 6.8% for the three months ended March 31, 2024, as compared to 6.4% for the corresponding period of 2023. On May 1, 2024, the Federal Reserve held the benchmark interest rate steady at 5.25% to 5.50% .

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2023, which has continued into 2024. Existing-home sales decreased 4% in March 2024 as compared to the corresponding period in 2023 while median existing-home sales prices increased to $393,500, or approximately 5%, from the corresponding period in 2023.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 3.8% and 3.5% in March 2024 and 2023, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file were depressed in the three months ended March 31, 2024 and 2023 when compared to recent prior periods.
We continually monitor mortgage origination trends and believe that, based on our ability to produce industry leading operating margins through all economic cycles, we are well positioned to adjust our operations for adverse changes in real estate activity and to take advantage of increased volume when demand increases.
Seasonality. Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates. The rapid rise in mortgage rates and resulting decline in housing affordability has resulted in deviations in seasonality from historical patterns in 2023, which has continued into 2024.
F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates in our F&G segment, which vary in response to changes in market conditions. See Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 4%. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our indexed annuity and indexed universal life ("IUL") products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 19% in 2024 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $97 billion of sales in 2023 and the registered index-linked annuities ("RILA") market grew from $11 billion of sales in 2018 to $44 billion of sales in 2023. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $3 billion of annual premiums in 2023.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations
Consolidated Results of Operations
Net Earnings (loss). The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2024	2023
	(In millions)
Revenues:
Direct title insurance premiums	$440	$428
Agency title insurance premiums	593	550
Escrow, title-related and other fees	1,281	880
Interest and investment income	710	611
Recognized gains and losses, net	275	5
Total revenues	3,299	2,474
Expenses:
Benefits and other changes in policy reserves	1,161	812
Personnel costs	727	677
Agent commissions	460	420
Other operating expenses	369	360
Market risk benefit (gains) losses	(11)	59
Depreciation and amortization	167	134
Provision for title claim losses	46	44
Interest expense	49	42
Total expenses	2,968	2,548
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	331	(74)
Income tax expense	63	14
Equity in earnings of unconsolidated affiliates	1	—
Net earnings (loss)	$269	$(88)
 Revenues.
Total revenues increased by $825 million in the three months ended March 31, 2024 compared to the corresponding period in 2023.
Net earnings increased by $357 million in the three months ended March 31, 2024 compared to the corresponding period in 2023.

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
Benefit expenses for deferred annuity, indexed annuity and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Other changes in policy reserves include the change in the fair value of the indexed annuity embedded derivative and the change in the reserve for secondary guarantee benefit payments. Other changes in policy reserves also include the change in reserves for life insurance products.
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
Income tax expense was $63 million and $14 million in the three months ended March 31, 2024 and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 19% and (19)% in the three months ended March 31, 2024 and 2023. The increase in income tax expense as a percentage of earnings (loss) before taxes in the three months ended March 31, 2024 as compared to the corresponding period in 2023 is primarily attributable to the 2023 period having income tax expense, due to a valuation allowance increase, despite there being a 2023 pre-tax loss.
The Organization for Economic Cooperation and Development (OECD) has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. The Company does not expect these rules to have a material impact on our income tax provision in 2024.

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2024	2023
Revenues:	(In millions)
Direct title insurance premiums	$440	$428
Agency title insurance premiums	593	550
Escrow, title-related and other fees	484	471
Interest and investment income	83	81
Recognized gains and losses, net	63	22
Total revenues	1,663	1,552
Expenses:
Personnel costs	618	598
Agent commissions	460	420
Other operating expenses	285	296
Depreciation and amortization	36	37
Provision for title claim losses	46	44
Total expenses	1,445	1,395
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$218	$157

Orders opened by direct title operations (in thousands)	315	308
Orders closed by direct title operations (in thousands)	186	188
Fee per file (in dollars)	$3,555	$3,446
Total revenues for the Title segment increased by $111 million, or 7%, in the three months ended March 31, 2024 from the corresponding period in 2023.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2024	Total	2023	Total
	(Dollars in millions)
Title premiums from direct operations	$440	43%	$428	44%
Title premiums from agency operations	593	57	550	56
Total title premiums	$1,033	100%	$978	100%
Title premiums increased by $55 million, or 6% in the three months ended March 31, 2024 from the corresponding period in 2023. The increase was comprised of an increase in Title premiums from direct operations of $12 million, or 3%, and an increase in Title premiums from agency operations of $43 million, or 8%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2024	2023
Opened title insurance orders from purchase transactions (1)	79%	78%
Opened title insurance orders from refinance transactions (1)	21	22
	100%	100%

Closed title insurance orders from purchase transactions (1)	79%	78%
Closed title insurance orders from refinance transactions (1)	21	22
	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.

Title premiums from direct operations increased in the three months ended March 31, 2024 from the corresponding period in 2023. The increase was primarily attributable to an increase in the average fee per file, partially offset by decreased closed order volume.
We experienced a slight decrease in closed title insurance order volumes from both purchase and refinance transactions in the three months ended March 31, 2024 from the corresponding period in 2023. Total closed order volume was 186,000 in the three months ended March 31, 2024 compared to 188,000 in the three months ended March 31, 2023. This represented an overall decrease of 1% in the three months ended March 31, 2024 from the corresponding period in 2023. The decrease was primarily attributable to higher average mortgage interest rates in the three months ended March 31, 2024 when compared to the corresponding period in 2023.
Total opened title insurance order volume decreased in the three months ended March 31, 2024 from the corresponding period in 2023. The decrease was attributable to decreased opened title orders from both purchase and refinance transactions.
The average fee per file in our direct operations was $3,555 in the three months ended March 31, 2024 compared to $3,446 in the three months ended March 31, 2023. The increase in average fee per file in the three months ended March 31, 2024 reflects home price appreciation and an increased proportion of purchase transactions relative to total closed orders compared to the corresponding period in 2023. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $43 million, or 8%, in the three months ended March 31, 2024 from the corresponding period in 2023.
Escrow, title-related and other fees increased by $13 million, or 3%, in the three months ended March 31, 2024 from the corresponding period in 2023. Escrow fees increased by $7 million, or 4%, in the three months ended March 31, 2024 from the corresponding period in 2023. The increase in the three month period ended March 31, 2024 as compared to the corresponding period in 2023 is relatively consistent with the increase in direct premiums. Other fees, excluding escrow fees, increased by $6 million, or 2%, in the three months ended March 31, 2024. The increase in Other fees was attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $2 million, or 2%, in the three months ended March 31, 2024 from the corresponding period in 2023. The increase was attributable to various immaterial items.
Net recognized gains were $63 million and $22 million in the three months ended March 31, 2024 and 2023, respectively. The increase in recognized gains and losses, net in the three months ended March 31, 2024 as compared to the corresponding period in 2023 is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $20 million, or 3%, in the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase is due to inflationary salary increases, partially offset by lower average head count. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 67% for the three months ended March 31, 2024 and 2023. Average employee count in the Title segment was 20,516 and 21,516 in the three months ended March 31, 2024 and 2023, respectively.
Other operating expenses decreased by $11 million, or 4%, in the three months ended March 31, 2024, from the corresponding period in 2023. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 31% and 33% in the three months ended March 31, 2024 and 2023, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2023:

	Three months ended March 31,
	2024	%	2023	%
	(Dollars in millions)
Agent premiums	$593	100%	$550	100%
Agent commissions	460	78%	420	76%
Net retained agent premiums	$133	22%	$130	24%
The claim loss provision for title insurance was $46 million and $44 million for the three months ended March 31, 2024 and 2023, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority-owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations ("IMOs"), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes ("FABN") and pension risk transfer ("PRT") transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
In setting the features and pricing of our flagship indexed annuity products relative to our targeted net margin, we take into account our expectations regarding (1) the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (indexed annuities and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments, which are typically fixed in nature but may vary in duration based on participant mortality experience.

Under GAAP, premium collections for deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of unearned revenue liabilities ("URL")), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of business acquired ("VOBA"), deferred acquisition costs ("DAC") and deferred sales inducements ("DSI"), and other operating costs and expenses.

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during 2023 we began to execute pay-float and receive-fixed interest rate swaps.

Market Risk Benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed annuity/IUL policies. With respect to indexed annuities/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

F&G Results of Operations
The results of operations of our F&G segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Revenues	(In millions)
Life insurance premiums and other fees	$718	$365
Interest and investment income	616	519
Owned distribution revenues	23	—
Recognized gains and (losses), net	212	(15)
Total revenues	1,569	869
Benefits and expenses
Benefits and other changes in policy reserves	1,161	812
Market risk benefit (gains) losses	(11)	59
Depreciation and amortization	123	90
Personnel costs	66	53
Other operating expenses	58	36
Interest expense	30	22
Total benefits and expenses	1,427	1,072
Earnings (loss) before income taxes	$142	$(203)
Income tax expense (benefit)	26	(8)
Net earnings (loss)	116	(195)
Less: Noncontrolling interests	1	—
Net earnings (loss) attributable to F&G	115	(195)
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Life-contingent pension risk transfer premiums	$584	$263
Traditional life insurance and life-contingent immediate annuity premiums	12	12
Surrender charges	43	23
Policyholder fees and other income	79	67
Life insurance premiums and other fees	$718	$365
•Life-contingent pension risk transfer premiums increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting the higher PRT sales.
•Surrender charges increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (MVAs), primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased GMWB rider fees and cost of insurance charges, net of changes in URL on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Fixed maturity securities, available-for-sale	$516	$432
Equity securities	6	5
Preferred securities	6	10
Mortgage loans	66	51
Invested cash and short-term investments	28	16
Limited partnerships	54	57
Other investments	10	9
Gross investment income	$686	$580
Investment expense	(70)	(61)
Interest and investment income	$616	$519
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $127 million and $58 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$48	$(48)
Change in allowance for expected credit losses	—	(8)
Net realized and unrealized (losses) gains on certain derivatives instruments	179	58
Change in fair value of reinsurance related embedded derivatives	(18)	(19)
Change in fair value of other derivatives and embedded derivatives	3	2
Recognized gains and losses, net	$212	$(15)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized losses attributable to these agreements, and thus excluded from the totals in the table above, was $19 million and $22 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

•For the three months ended March 31, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option (“FVO”) gains on owned distribution investments and preferred securities, partially offset by realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.
•For the three months ended March 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge indexed annuity and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.

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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Call options:
Realized gains (losses)	$11	$(91)
Change in unrealized gains	239	146
Futures contracts:
Gains on futures contracts expiration	7	3
Change in unrealized (losses) gains	(1)	1
Interest rate swap (losses) gains	(80)	—
Foreign currency forward:
Gains (losses) on foreign currency forward	3	(1)
Total net change in fair value	$179	$58

Annual Point-to-Point Change in S&P 500 Index during the periods	28%	(9)%
Secured Overnight Financing Rates	5.34%	4.87%
•Realized gains and (losses) on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.
•The changes in unrealized gains (losses) due to the net changes in fair value of call options and futures contracts are primarily driven by the underlying performance of the S&P 500 Index during each respective period relative to the S&P 500 Index on the policyholder buy dates.
•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.
The average index credits to policyholders are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Average Crediting Rate	3%	—%
S&P 500 Index:
Point-to-point strategy	3%	—%
Monthly average strategy	3%	—%
Monthly point-to-point strategy	3%	—%
3 year high water mark	5%	13%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the indexed annuity contracts and certain IUL contracts (caps, spreads and participation rates), which allow F&G to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
PRT agreements	$598	$266
Indexed annuities/IUL market related liability movements	225	369
Index credits, interest credited and bonuses	327	134
Other changes in policy reserves	11	43
Total benefits and other changes in policy reserves	$1,161	$812
•PRT agreements increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting higher pension risk transfer group annuity obligations.
•The indexed annuities/IUL market related liability movements during the three months ended March 31, 2024 and March 31, 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the indexed annuities market related liability by $(84) million and $65 million during the three months ended March 31, 2024 and March 31, 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the three months ended March 31, 2024 and March 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increases in contractholder funds of $57 million and $102 million, respectively.
•Index credits, interest credited and bonuses for the three months ended March 31, 2024, were higher compared to the three months ended March 31, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
Market Risk Benefit (Gains) losses
Below is a summary of market risk benefit gains:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Market risk benefits (gains) losses	$(11)	$59
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.

•Changes in market risk benefit (gains) losses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily reflect favorable market related movements.

Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Amortization of VOBA, DAC and DSI	$107	$82
Amortization of other intangible assets and fixed asset depreciation	16	8
Total depreciation and amortization	$123	$90
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the indexed annuity and fixed-rate annuity blocks that occurred in the third quarter of 2023.
•The three months ended March 31, 2024 also includes amortization of other intangible assets from F&G's majority owned interest in Roar.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended
	March 31, 2024	March 31, 2023
	(In millions)
Personnel costs	$66	$53
Other operating expenses	58	36
Total personnel costs and other operating expenses	$124	$89

•Personnel costs and other operating expenses for the three months ended March 31, 2024 were higher compared to the three months ended March 31, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three months ended March 31, 2024 includes $11 million from our majority owned interest in Roar.
Other Items Affecting Net Earnings (Loss)
Income Tax Expense
Below is a summary of the major components included in income tax expense:

	Three months ended
	March 31, 2024	March 31, 2023
	(Dollars in millions)
Earnings (loss) before taxes	$142	$(203)

Income tax expense (benefit) before valuation allowance	25	(45)
Change in valuation allowance	1	37
Income tax expense (benefit)	$26	$(8)
Effective rate	18%	4%
•Income tax expense for the three months ended March 31, 2024 was $26 million, compared to income tax benefit of $(8) million for the three months ended March 31, 2023. The effective tax rate was 18% and 4% for the three months ended March 31, 2024 and March 31, 2023 respectively. The increase in income tax expense quarter over quarter is primarily related to the increase in pre-tax income, partially offset by the valuation allowance expense for the three months ended March 31, 2024.

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
As of March 31, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $53 billion and $52 billion, respectively, and was divided among the following asset classes and sectors:

	March 31, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$276	—%	$261	1%
United States Government sponsored entities	33	—%	31	—%
United States municipalities, states and territories	1,504	3%	1,567	3%
Foreign Governments	224	—%	226	—%
Corporate securities:
Finance, insurance and real estate	7,571	14%	6,895	13%
Manufacturing, construction and mining	1,119	2%	947	2%
Utilities, energy and related sectors	2,456	5%	2,374	5%
Wholesale/retail trade	2,512	5%	2,433	5%
Services, media and other	4,011	8%	3,930	8%
Hybrid securities	633	1%	618	1%
Non-agency residential mortgage-backed securities	2,426	5%	2,393	5%
Commercial mortgage-backed securities	4,758	9%	4,410	9%
Asset-backed securities	9,491	18%	8,929	17%
Collateral loan obligations ("CLO")	5,617	10%	5,405	10%
Total fixed maturity available for sale securities	42,631	80%	40,419	79%
Equity securities (a)	519	1%	606	1%
Limited partnerships:
Private equity	1,389	3%	1,277	2%
Real assets	473	1%	463	1%
Credit	1,156	2%	1,039	2%
Limited Partnerships	$3,018	6%	$2,779	5%
Commercial mortgage loans	2,229	4%	2,253	4%
Residential mortgage loans	2,590	5%	2,545	5%
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,008	4%	1,697	3%
Short term investments	263	—%	1,452	3%
Total investments	$53,258	100%	$51,751	100%
(a) Includes investment grade non-redeemable preferred stocks ($333 million and $428 million as of March 31, 2024 and December 31, 2023, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio at March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$29,392	$27,470	64%	$28,052	$26,170	65%
BBB	2	14,292	13,196	31%	13,421	12,302	30%
BB	3	1,595	1,552	4%	1,633	1,554	4%
B	4	273	221	1%	268	215	1%
CCC	5	122	82	—%	103	72	—%
CC and lower	6	118	110	—%	124	106	—%
Total		$45,792	$42,631	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$9,491	22%
CLO securities	5,617	13%
Commercial mortgage backed securities	4,758	11%
Diversified financial services	3,657	8%
Banking	2,158	5%
Whole loan collateralized mortgage obligation	2,078	5%
Insurance	1,616	4%
Municipal	1,504	3%
Electric	1,146	3%
Telecommunications	700	2%
Total	$32,725	76%

	December 31, 2023
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2024 and December 31, 2023, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:	(In millions)
Due in one year or less	$404	$393	$383	$374
Due after one year through five years	3,700	3,614	3,207	3,129
Due after five years through ten years	3,492	3,333	2,822	2,680
Due after ten years	15,424	12,966	15,333	13,068
Subtotal	$23,020	$20,306	$21,745	$19,251
Other securities, which provide for periodic payments:
Asset-backed securities	$15,247	$15,108	$14,623	$14,334
Commercial-mortgage-backed securities	4,980	4,758	4,732	4,410
Residential mortgage-backed securities	2,545	2,459	2,501	2,424
Subtotal	$22,772	$22,325	$21,856	$21,168
Total fixed maturity available-for-sale securities	$45,792	$42,631	$43,601	$40,419

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $33 million and $47 million as of March 31, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of March 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $113 million and a net unrealized loss of $242 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at March 31, 2024 and December 31, 2023.

		March 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,444	78%	$7,023	79%
BBB	2	1,495	16%	1,375	15%
BB	3	441	5%	418	5%
B	4	61	1%	59	1%
CCC	5	8	—%	13	—%
CC and lower	6	42	—%	41	—%
Total		$9,491	100%	$8,929	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at March 31, 2024 and December 31, 2023.

		March 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,433	61%	$3,288	61%
BBB	2	1,649	29%	1,582	29%
BB	3	476	9%	480	9%
B	4	18	—%	17	—%
CCC	5	—	—%	0	—%
CC and lower	6	41	1%	38	1%
Total		$5,617	100%	$5,405	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $227 million and $231 million and an amortized cost of $265 million and $268 million as of March 31, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,275 million and $1,334 million and an amortized cost of $1,457 million and $1,506 million as of March 31, 2024 and December 31, 2023, respectively).
Across all municipal bonds, the largest issuer represented 5% of the category for both March 31, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 for both March 31, 2024 and December 31, 2023.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. For both March 31, 2024 and December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 55%.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of March 31, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note D - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	23	$171	$—	$(2)	$169
United States Government sponsored agencies	55	29	—	(3)	26
United States municipalities, states and territories	173	1,464	—	(231)	1,233
Foreign Governments	46	212	—	(43)	169
Corporate securities:
Finance, insurance and real estate	778	6,233	—	(718)	5,515
Manufacturing, construction and mining	133	1,185	—	(149)	1,036
Utilities, energy and related sectors	353	2,537	—	(494)	2,043
Wholesale/retail trade	405	2,402	—	(431)	1,971
Services, media and other	495	3,765	—	(751)	3,014
Hybrid securities	34	574	—	(38)	536
Non-agency residential mortgage-backed securities	297	1,301	(1)	(113)	1,187
Commercial mortgage-backed securities	404	2,809	(21)	(239)	2,549
Asset-backed securities	614	6,565	(11)	(408)	6,146
Total fixed maturity available for sale securities	3,810	29,247	(33)	(3,620)	25,594
Equity securities	35	441	—	(89)	352
Total investments	3,845	$29,688	$(33)	$(3,709)	$25,946

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,709 million and $3,691 million as of March 31, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $29,688 million and $29,741 million as of March 31, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of March 31, 2024. In the aggregate, services, media and other represented 20% of the total unrealized loss position as of March 31, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	1	15	14	—	(1)
Twelve months or greater	83	1,112	768	—	(344)
Total investment grade	84	1,127	782	—	(345)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	41	30	—	(11)
Total below investment grade	3	41	30	—	(11)
Total	87	$1,168	$812	$—	$(356)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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
At March 31, 2024, our watch list included 87 securities in an unrealized loss position with an amortized cost of $1,168 million, no allowance for expected credit losses, unrealized losses of $356 million and a fair value of $812 million.
At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 49 and 101 structured securities with a fair value of $146 million and $316 million to which we had potential credit exposure as of March 31, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $33 million and $35 million as of March 31, 2024 and December 31, 2023, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2024 and December 31, 2023, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
There have been no other material changes in the concentrations of financial instruments described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended March 31,
	2024	2023
Revenues:	(In millions)
Escrow, title-related and other fees	$56	$44
Interest and investment income	38	11
Recognized gains and losses, net	—	(2)
Total revenues	94	53
Expenses:
Personnel costs	43	26
Other operating expenses	26	28
Depreciation and amortization	8	7
Interest expense	19	20
Total expenses	96	81
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(2)	$(28)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $41 million, or 77%, in the three months ended March 31, 2024 from the corresponding period in 2023. The increase in the three months ended March 31, 2024 from the corresponding period in 2023 is primarily attributable to increased valuations associated with our deferred compensation plan assets of $12 million and increased dividends received from F&G of $27 million. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $17 million, or 65%, in the three months ended March 31, 2024 from the corresponding period in 2023. The increase in the three months ended March 31, 2024 from the corresponding period in 2023 is primarily attributable to the aforementioned increase in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, and various other immaterial items.
Other operating expenses in the Corporate and Other segment decreased $2 million, or 7%, in the three months ended March 31, 2024 from the corresponding period in 2023. The decrease in the three months ended March 31, 2024 from the corresponding period in 2023 is attributable to various immaterial items.
Interest expense in the Corporate and Other segment decreased $1 million, or 5%, in the three months ended March 31, 2024 from the corresponding period in 2023.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.48 per share in the first quarter of 2024, or approximately $130 million to our common shareholders. On May 8, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on June 28, 2024, to FNF common shareholders of record as of June 14, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of March 31, 2024, we had cash and cash equivalents of $3,517 million, short term investments of $646 million, available capacity under our Revolving Credit Facility of $800 million and available capacity under the Amended F&G Credit agreement of $385 million. On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar"). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration was $269 million. Under the terms of the purchase agreement, F&G has agreed to make cash payments of up to $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization milestones of Roar. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2023, $1,445 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2024 of approximately $355 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2024 and 2023 totaled $1,591 million and $1,418 million, respectively. The increase in cash provided by operating activities in the 2024 period of $173 million is primarily attributable to the increase in net earnings of approximately $357 million and increased net cash inflows associated with the change in future policy benefits of $281 million, partially offset by reduced net cash inflows associated with the change in funds withheld from reinsurers of $184 million.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were $1,096 million and $2,285 million, respectively. The decrease in cash used in investing activities in the 2024 period of $1,189 million was primarily attributable to increased cash inflows from proceeds from sales, calls and maturities of investment securities of $692 million, increased cash inflows associated with the net proceeds from sales of short-term investment securities of $224 million and decreased net cash outflows associated with the purchases of investment securities of $258 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $35 million and $34 million for the three months ended March 31, 2024 and 2023, respectively.

Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 were $255 million and $1,402 million, respectively. The decrease in cash provided by financing activities in the 2024 period of $1,147 million was primarily attributable to reduced cash inflows from contractholder deposits of $186 million, increased cash outflows from contractholder withdrawals of $533 million and cash inflows associated with the issuance of the 7.40% F&G Notes of $500 million in the 2023 period.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We did not repurchase any FNF common stock during the three months ended March 31, 2024. Subsequent to March 31, 2024 and through market close on May 8, 2024 we have not repurchased additional shares under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2023.
We have unfunded investment commitments as of March 31, 2024 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as discussed below, there have been no material changes as of the date of this report to the risk factors disclosed in “Item IA. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Risk Factors Relating to Our Business
Changes in the Company’s dealings with large mortgage lenders, servicers or government-sponsored enterprises could adversely affect our title insurance and mortgage servicing subsidiaries.
Large mortgage lenders, servicers and government-sponsored enterprises have significant influence over the products and services provided by our title insurance and mortgage servicing subsidiaries. Changes in our dealings with any of these lenders, servicers or the government-sponsored enterprises, the loss of all or a portion of the business derived from these parties, or revisions to the government-sponsored enterprises’ Selling or Servicing Guides related to title insurance or mortgage servicing, could have a material adverse effect on our business.
Risk Factors Relating to Government Regulation of the Insurance Industry
Our subsidiaries must comply with federal and state statutes and regulations. These statutes and regulations may increase our costs, impede our provision of certain products or services, or impose burdensome conditions on actions that we might seek to take to increase the revenues of those subsidiaries, resulting in decreased demand for the Company's products and services or otherwise adversely affecting the Company.
Changes to federal and state statutes and regulations; statutory or regulatory guidance, policies or interpretations of existing regulations or statutes; guidelines published by the government-sponsored enterprises; enhanced federal or state governmental oversight or efforts by federal or state governmental agencies that cause customers to refrain from purchasing or using the Company’s products and services, could: (i) prohibit, impact or limit our future operations, (ii) make it more costly or burdensome to conduct such operations, or (iii) result in decreased demand for the Company’s products and services. Such changes could impact our competitive position and have a negative impact on our ability to generate revenues, earnings and cash flows.
Additionally, our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These agencies have broad administrative and supervisory power relating to the following, among other matters:
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
“Fiduciary” Rule

In December 2020, the DOL issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), and sets forth a new exemption, referred to as prohibited transaction class exemption (“PTE”) 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling IRA products and withdraws the DOL’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021. The DOL left in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products, provided that certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. F&G, along with FGL Insurance and FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile, the DOL has publicly announced its intention to consider future rulemaking that may revoke or modify PTE 84-24.
On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the New Fiduciary Rule, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code.. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits
     (a) Exhibits:

10.1
Eighth Supplemental Indenture, dated as of April 22, 2024, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on April 23, 2024).

10.2
Sixth Amended and Restated Credit Agreement, dated as of February 16, 2024, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2024).

10.3
Amended and Restated Credit Agreement, dated as of February 16, 2024, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2**	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Date:	May 10, 2024	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)