Form 10-Q
period 2024-06-30
Fidelity National Financial, Inc.
filed 2024-08-07
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2024 were:
FNF Common Stock    273,459,670

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2024

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except par values)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of June 30, 2024 and December 31, 2023, at an amortized cost of $49,229 and $45,606, respectively, net of allowance for credit losses of $73 and $42, respectively, and includes pledged fixed maturity securities of $481 and $489, respectively, related to secured trust deposits	$45,746	$42,373
Preferred securities, at fair value	505	621
Equity securities, at fair value	721	766
Derivative investments	1,032	797
Mortgage loans, net of allowance for credit losses of $64 and $66 as of June 30, 2024 and December 31, 2023, respectively	5,439	5,336
Investments in unconsolidated affiliates	3,931	3,334
Other long-term investments	765	703
Short-term investments	887	2,119
Total investments	59,026	56,049
Cash and cash equivalents, as of June 30, 2024 and December 31, 2023 includes $336 and $262, respectively, of pledged cash related to secured trust deposits	4,890	2,767
Trade and notes receivables, net of allowance for credit losses of $31 and $32 as of June 30, 2024 and December 31, 2023, respectively	439	442
Reinsurance recoverable, net of allowance for credit losses of $21 as of June 30, 2024 and December 31, 2023	11,039	8,977
Goodwill	5,107	4,830
Prepaid expenses and other assets	1,919	1,900
Market risk benefits asset	103	88
Lease assets	349	348
Other intangible assets, net	5,362	4,627
Title plants	420	418
Property and equipment, net	170	168
Total assets	$88,824	$80,614
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$53,602	$48,798
Future policy benefits	7,636	7,050
Accounts payable and accrued liabilities	3,360	3,009
Market risk benefits liability	459	403
Notes payable	4,175	3,887
Reserve for title claim losses	1,721	1,770
Funds withheld for reinsurance liabilities	8,661	7,083
Secured trust deposits	800	731
Lease liabilities	386	394
Income taxes payable	14	—
Deferred tax liability	29	29
Total liabilities	80,843	73,154
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of June 30, 2024 and December 31, 2023; outstanding of 273 as of June 30, 2024 and December 31, 2023	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,942	5,913
Retained earnings	5,536	5,244
Accumulated other comprehensive loss	(2,087)	(2,119)
Treasury stock, 56 shares as of June 30, 2024 and December 31, 2023, at cost	(2,131)	(2,130)
Total Fidelity National Financial, Inc. shareholders’ equity	7,260	6,908
Non-controlling interests	721	552
Total equity	7,981	7,460
Total liabilities and equity	$88,824	$80,614
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$564	$541	$1,004	$969
Agency title insurance premiums	784	713	1,377	1,263
Escrow, title-related and other fees	1,115	1,212	2,396	2,092
Interest and investment income	783	618	1,493	1,229
Recognized gains and losses, net	(88)	(16)	187	(11)
Total revenues	3,158	3,068	6,457	5,542
Expenses:
Personnel costs	779	755	1,506	1,432
Agent commissions	609	550	1,069	970
Other operating expenses	387	394	756	754
Benefits and other changes in policy reserves	608	817	1,769	1,629
Market risk benefit losses (gains)	20	(30)	9	29
Depreciation and amortization	189	151	356	285
Provision for title claim losses	61	56	107	100
Interest expense	47	43	96	85
Total expenses	2,700	2,736	5,668	5,284
Earnings before income taxes and equity in earnings of unconsolidated affiliates	458	332	789	258
Income tax expense	116	90	179	104
Earnings before equity in earnings of unconsolidated affiliates	342	242	610	154
Equity in earnings of unconsolidated affiliates	1	1	2	1
Net earnings	343	243	612	155
Less: Net earnings (loss) attributable to non-controlling interests	37	24	58	(5)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$306	$219	$554	$160
Earnings per share
Net earnings per share attributable to common shareholders, basic	$1.13	$0.81	$2.04	$0.59
Net earnings per share attributable to common shareholders, diluted	$1.12	$0.81	$2.04	$0.59

Weighted average common shares outstanding - basic	271	270	271	270
Weighted average common shares outstanding - diluted	273	271	272	271

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings	$343	$243	$612	$155
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(163)	(175)	(168)	172
Unrealized gain (loss) on investments in unconsolidated affiliates (2)	5	(5)	18	6
Unrealized (loss) gain on foreign currency translation (3)	(3)	4	(9)	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(19)	42	(6)	78
Changes in current discount rate - future policy benefits (5)	92	57	183	(43)
Changes in instrument-specific credit risk - market risk benefits (6)	19	(4)	20	3
Other comprehensive loss attributable to non-controlling interest (7)	11	10	(6)	(33)
Other comprehensive (loss) earnings	(58)	(71)	32	189
Comprehensive earnings	285	172	644	344
Less: Comprehensive earnings (loss) attributable to non-controlling interests	37	24	58	(5)
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$248	$148	$586	$349
_______________________________________

(1)Net of income tax (benefit) expense of $(42) million and $(28) million for the three months ended June 30, 2024 and 2023, respectively, and $(42) million and $35 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Net of income tax expense (benefit) of $1 million and $(1) million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Net of income tax (benefit) expense of $(1) million and less than $1 million for the three months ended June 30, 2024 and 2023, respectively, and $(2) million and $1 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Net of income tax (benefit) expense of $(5) million and $11 million for the three months ended June 30, 2024 and 2023, respectively, and $(1) million and $21 million for the six months ended June 30, 2024 and 2023, respectively.
(5)Net of income tax expense (benefit) of $25 million and $15 million for the three months ended June 30, 2024 and 2023, respectively, and $49 million and $(12) million for the six months ended June 30, 2024 and 2023, respectively.
(6)Net of income tax expense (benefit) of less than $5 million and $(1) million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $1 million for the six months ended June 30, 2024 and 2023, respectively.
(7)Net of income tax expense (benefit) of $3 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $(2) million and $(9) million for the six months ended June 30, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, March 31, 2023	328	$—	$5,871	$5,044	$(2,610)	55	$(2,113)	$456	$6,648
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(175)	—	—	—	(175)
Other comprehensive loss - unrealized loss on investments in unconsolidated affiliates	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	4	—	—	—	4
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	42	—	—	—	42
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(4)	—	—	—	(4)
Change in current discount rate - liability for future policy benefits	—	—	—	—	57	—	—	—	57
Stock-based compensation	—	—	14	—	—	—	—	—	14
F&G purchases of FG stock	—	—	(1)	—	—	—	—	(15)	(16)
Dividends declared, $0.45 per common share	—	—	—	(123)	—	—	—	—	(123)
Other comprehensive earnings associated with noncontrolling interests	—	—	(1)	—	10	—	—	(9)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Net earnings	—	—	—	219	—	—	—	24	243
Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677

Balance, March 31, 2024	329	$—	$5,924	$5,361	$(2,029)	56	$(2,131)	$712	$7,837
Purchase of incremental share in consolidated subsidiaries	—	—	(8)	—	—	—	—	(6)	(14)
Exercise of stock options	—	—	9	—	—	—	—	—	9
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(163)	—	—	—	(163)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(3)	—	—	—	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(19)	—	—	—	(19)
Change in current discount rate — liability for future policy benefits	—	—	—	—	92	—	—	—	92
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	19	—	—	—	19
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	11	—	—	(11)	—
Stock-based compensation	—	—	16	—	—	—	—	—	16
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	—	1
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)
Net earnings	—	—	—	306	—	—	—	37	343
Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(8)	(20)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	172	—	—	—	172
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	6	—	—	—	6
Other comprehensive gain - unrealized gain on foreign currency translation	—	—	—	—	6	—	—	—	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	78	—	—	—	78
Change in current discount rate — liability for future policy benefits	—	—	—	—	(43)	—	—	—	(43)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	3	—	—	—	3
Other comprehensive loss associated with noncontrolling interests	—	—	(1)	—	(33)	—	—	34	—
Stock-based compensation	—	—	27	—	—	—	—	1	28
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(15)	(16)
Dividends declared, $0.90 per common share	—	—	—	(245)	—	—	—	—	(245)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Net earnings	—	—	—	160	—	—	—	(5)	155
Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677

Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	—	—	10	—	—	—	—	—	10
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(168)	—	—	—	(168)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	18	—	—	—	18
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(9)	—	—	—	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(6)	—	—	—	(6)
Change in current discount rate - liability for future policy benefits	—	—	—	—	183	—	—	—	183
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	20	—	—	—	20
Other comprehensive income (loss) associated with noncontrolling interests			(1)	—	(6)			7	—
Stock-based compensation	—	—	31	—	—	—	—	2	33
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	136	136
Dividends declared, $0.96 per common share	—	—	—	(262)	—	—	—	—	(262)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Net earnings	—	—	—	554	—	—	—	58	612
Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings	$612	$155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	356	285
Equity in earnings of unconsolidated affiliates	(2)	(1)
(Gain) loss on sales of investments and other assets and asset impairments, net	(81)	396
Interest credited/index credits to contractholder account balances	736	857
Change in market risk benefits, net	9	29
Deferred policy acquisition costs and deferred sales inducements	(682)	(518)
Charges assessed to contractholders for mortality and admin	(138)	(122)
Non-cash lease costs	66	69
Operating lease payments	(75)	(76)
Distributions from unconsolidated affiliates, return on investment	44	89
Stock-based compensation cost	33	28
Change in NAV of limited partnerships, net	(153)	(96)
Change in valuation of derivatives, equity and preferred securities, net	(121)	(385)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(16)	(27)
Change in future policy benefits	818	421
Change in funds withheld from reinsurers	1,577	1,980
Net (increase) decrease in trade receivables	(16)	10
Net decrease in reserve for title claim losses	(48)	(29)
Net change in income taxes	79	7
Net change in other assets and other liabilities	(44)	67
Net cash provided by operating activities	2,954	3,139
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	4,177	2,228
Additions to property and equipment, capitalized software and title plants	(76)	(69)
Purchases of investment securities	(7,524)	(7,170)
Net proceeds from sales and maturities of short-term investment securities	1,269	1,628
Acquisitions and dispositions	(340)	(293)
Additional investments in unconsolidated affiliates	(669)	(736)
Distributions from unconsolidated affiliates, return of investment	124	187
Net other investing activities	18	(6)
Net cash used in investing activities	(3,021)	(4,231)
Cash flows from financing activities:
Debt offering	550	500
Debt service payments	(250)	—
F&G Credit Agreement repayments, net	—	(35)
Dividends paid	(261)	(243)
Subsidiary dividends paid to non-controlling interest shareholders	(17)	(15)
Exercise of stock options	10	—
Additional investment in consolidated subsidiary	(21)	(20)
Net change in secured trust deposits	69	24
Contractholder account deposits	5,896	3,847
Contractholder account withdrawals	(3,767)	(2,080)
F&G repurchases of F&G stock	—	(16)
Purchases of treasury stock	—	(6)
Net other financing activities	(19)	(14)
Net cash provided by financing activities	2,190	1,942
Net increase in cash and cash equivalents	2,123	850
Cash and cash equivalents at beginning of period	2,767	2,286
Cash and cash equivalents at end of period	$4,890	$3,136
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including loan sub-servicing, valuations, default services and home warranty, (ii) transaction services to the real estate and mortgage industries and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
Approval of the 2024 Repurchase Program
On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2027. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors.
Acquisition of PALH
Subsequent to June 30, 2024, on July 18, 2024 F&G acquired 100% of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration to acquire the remaining 70% equity is comprised of cash of $216 million.
6.50% F&G Senior Notes
On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 6.50% F&G Notes were registered under the Securities Act of 1934 (as amended) (the “Securities Act”). For further information related to the 6.50% F&G Notes refer to Note O Notes Payable.
Consent Solicitation
On April 23, 2024, we announced the successful completion of consent solicitations of the holders of each of our 4.50% Senior Notes due 2028 (the “2028 Notes”), 3.40% Senior Notes due 2030 (the “2030 Notes”), 2.45% Senior Notes due 2031 (the “2031 Notes”) and 3.20% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, 2030 Notes and the 2031 Notes, the “Notes”; and each a “series of Notes”) to effect a certain amendment (the “Proposed Amendment”) to the indenture governing the Notes (the “Indenture”) with respect to each series of Notes, as described below.
As of 5:00 p.m., New York City time, on April 22, 2024 (the “Expiration Time”), we had received consents from a majority in principal amount of each series of Notes outstanding for the adoption of the proposed amendment to the Indenture.

Each of the consent solicitations was made pursuant to the consent solicitation statement, dated April 16, 2024 (the “Consent Solicitation Statement”). A supplemental indenture giving effect to the Proposed Amendment with respect to each series of Notes was executed promptly. Upon its execution, the supplemental indenture was effective and constituted a binding agreement between the Company and the trustee.
As described in the Consent Solicitation Statement, we would have paid a Consent Fee to the holders of each series of Notes who validly delivered their consents at or prior to the Expiration Time (and did not validly revoke such consents) immediately prior to the consummation of our redomestication, by conversion, from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada (the “Redomestication”). If the Redomestication were abandoned prior to consummation or otherwise not completed for any reason whatsoever (including, without limitation, because we determined to effect a redomestication by way of merger or otherwise), or the conditions to the consent solicitations were not satisfied or waived, then no Consent Fee was payable and the Proposed Amendment contained in the supplemental indenture described above would not become operative. The Redomestication required the affirmative vote of a majority of our outstanding common stock, which we did not receive. Given the Redomestication was not approved by our shareholders, we will not be paying the Consent Fee to the holders of our Notes and the supplemental indenture was terminated in accordance with its terms.
Amendment to our Revolving Credit Facility
On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. For further information related to the Amended Revolving Credit Facility and the Sixth Restated Credit Agreement refer to Note O Notes Payable.
Amendment to the F&G Credit Agreement
On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. For more information related to the Second Amended and Restated F&G Credit Agreement refer to Note O Notes Payable.
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
Income Tax
Income tax expense was $116 million and $90 million in the three months ended June 30, 2024 and 2023, respectively, and $179 million and $104 million in the six months ended June 30, 2024 and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 27% in the three months ended June 30, 2024 and 2023, respectively, and 23% and 40% in the six months ended June 30, 2024 and 2023, respectively. The decreases in income tax expense as a percentage of earnings before taxes in the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to recording of valuation allowances in the 2023 periods.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and six months ended June 30, 2024. There were approximately 1 million antidilutive instruments outstanding during the three and six months ended June 30, 2023.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated funded owned distribution investments and their affiliates of approximately $44 million and $40 million for the three months ended June 30, 2024 and June 30, 2023 respectively, and $94 million and $77 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Earnings.
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction and clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, the amendments require the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). The amendments in this update do not change the principles of fair value measurement, rather, they clarify those principles when measuring the fair value of an equity security subject to a contractual sale restriction and improve current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities that hold those investments. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this standard as of January 1, 2024, and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements and related disclosures upon adoption.
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2024	2023
	(In millions)
Beginning balance	$1,770	$1,810
Change in insurance recoverable	(16)	—
Claim loss provision related to:
Current year	107	100
Total title claim loss provision	107	100
Claims paid, net of recoupments related to:
Current year	(5)	(4)
Prior years	(135)	(125)
Total title claims paid, net of recoupments	(140)	(129)
Ending balance of claim loss reserve for title insurance	$1,721	$1,781
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
In connection with the alcoholic beverage license scheme, the SEC filed a civil enforcement proceeding asserting claims for securities fraud against Champion-Cain and ANI in a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, pending in the United States District Court for the Southern District of California. The receiver, who was appointed by the court to preserve the assets of the defendant affiliated entities, then filed a lawsuit in San Diego County Superior Court against the Named Companies seeking damages in a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co. The Named Companies reached a global settlement with the receiver and several other investor claimants and jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement barring further claims against the Named Companies (“Settlement and Bar Order”). After her receipt of the settlement funds, the receiver dismissed the lawsuit against the Named Companies. Some of the non-joining investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083), and appellate oral argument is schedule for August 13, 2024.
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
Net Asset Value ("NAV") - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate's financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior period financial statements to ensure any material events are properly included in current period valuation and investment income.
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

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$4,890	$—	$—	$—	$4,890
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	7,517	8,042	—	15,559
Commercial mortgage-backed securities	—	4,974	15	—	4,989
Corporates	33	17,296	2,355	—	19,684
Hybrids	96	543	—	—	639
Municipals	—	1,464	—	—	1,464
Residential mortgage-backed securities	—	2,451	3	—	2,454
U.S. Government	629	6	—	—	635
Foreign Governments	—	317	5	—	322
Short term investments	812	4	71	—	887
Preferred securities	189	308	8	—	505
Equity securities	647	—	13	61	721
Derivative investments	—	1,024	8	—	1,032
Investment in unconsolidated affiliates	—	—	358	—	358
Reinsurance related embedded derivative, included in other assets	—	144	—	—	144
Market risk benefits asset	—	—	103	—	103
Other assets	—	—	50	—	50
Other long-term investments	—	—	37	—	37
Total financial assets at fair value	$7,296	$36,048	$11,068	$61	$54,473
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in contractholder funds	—	—	4,848	—	4,848
Interest rate swaps	—	—	28	—	28
Equity options	4	—	—	—	4
Contingent consideration obligation	—	—	63	—	63
Market risk benefits liability	—	—	459	—	459
Total financial liabilities at fair value	$4	$—	$5,398	$—	$5,402

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,767	$—	$—	$—	$2,767
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,220	7,122	—	14,342
Commercial mortgage-backed securities	—	4,457	18	—	4,475
Corporates	25	15,892	1,979	—	17,896
Hybrids	95	523	—	—	618
Municipals	—	1,562	49	—	1,611
Residential mortgage-backed securities	—	2,426	3	—	2,429
U.S. Government	662	16	—	—	678
Foreign Governments	—	308	16	—	324
Short term investments	2,111	8	—	—	2,119
Preferred securities	214	399	8	—	621
Equity securities	692	—	15	59	766
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Market risk benefits asset	—	—	88	—	88
Other long-term investments	—	—	37	—	37
Total financial assets at fair value	$6,566	$33,703	$9,677	$59	$50,005
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	—	—	4,258	—	4,258
Market risk benefits liability	—	—	403	—	403
Equity options	1	—	—		1
Total financial liabilities at fair value	$1	$—	$4,661	$—	$4,662

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2024 or December 31, 2023.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options and put options (together referred to as “equity options”), futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.

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
The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investments in Unconsolidated affiliates
We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair value of these investments are determined using either a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies, or an adjusted transaction value, which contemplates measures such as EBITDA margins, revenue growth over certain time periods, growth opportunities and marketability. The fair values are based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.
Short-term Investments
The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Other Long-term Investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to a equity option on the NAV of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.

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
Other Assets
Mortgage Servicing Rights ("MSRs") are measured at fair value using a discounted cash flow model which incorporates assumptions that market participants use in estimating future net servicing income cash flows. These assumptions include estimates of prepayment rates, discount rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and ancillary income.
Contingent Consideration
The contingent consideration liability is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. See further discussion on the contingent consideration in Note N Acquisitions.
Market Risk Benefits
Market Risk Benefits ("MRBs") are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. See further discussion on MRBs in Note P Market Risk Benefits.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2024 and December 31, 2023 are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2024
	(In millions)			June 30, 2024
Assets
Asset-backed securities	$86	Third-Party Valuation	Discount Rate	5.44% - 7.16% (6.32%)
Corporates	3	Discounted Cash Flow	Discount Rate	53.50% - 100.00% (74.14%)
Corporates	739	Third-Party Valuation	Discount Rate	4.13% - 18.41% (7.27%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.81% - 5.81% (5.81%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.99% - 6.99% (6.99%)
Investment in unconsolidated affiliates	358	Market Comparable Company Analysis	EBITDA Multiple	12x - 25.3x (17.1x)
		Adjusted Transaction Value	N/A	N/A
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Discounted Cash Flow	Discount rate	9.40% - 9.40% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.75x - 5.75x (5.75x)
Other assets	50	Discounted Cash Flow	Discount Rate	10.14% - 14.18% (12.16%)
Other long-term investments:
Available-for-sale embedded derivative	31	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	103	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.06%)
			Partial Withdrawal Rates	2.00% - 23.26% (2.49%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			GMWB Utilization	50.00% - 60.00% (50.63%)
Total financial assets at fair value (a)	$1,386
Liabilities
Derivative investments:
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,848	Discounted Cash Flow	Market Value of Option	0.00% - 23.22% (3.51%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.74%)
			Partial Withdrawals	2.00% - 35.71% (2.73%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			Option Cost	0.07% - 5.70% (2.54%)
Contingent consideration	63	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	$35.00% - $35.00% ($35.00%)
			Counterparty Discount Rate	$7.00% - $7.00% ($7.00%)
Market risk benefits liability	459	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.06%)
			Partial Withdrawal Rates	2.00% - 23.26% (2.49%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			GMWB Utilization	50.00% - 60.00% (50.63%)
Total financial liabilities at fair value (a)	$5,370
(a) Assets of $9,682 million and liabilities of $28 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023
	(In millions)			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	$0.00 - $12.87% ($6.91%)
Corporates	8	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	7	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,312
Liabilities
Derivatives
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,258	Discounted Cash Flow	Market Value of Option	$0.00% - $18.93% ($2.63%)
			Swap rates	$3.84% - $5.26% ($4.55%)
			Mortality Multiplier	$100.00% - $100.00% ($100.00%)
			Surrender Rates	$0.25% - $70.00% ($6.83%)
			Partial Withdrawals	$2.00% - $34.48% ($2.74%)
			Non-Performance Spread	$0.38% - $1.10% ($0.96%)
			Option cost	$0.07% - $5.48% ($2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	$100.00%- $100.00% ($100.00%)
			Surrender Rates	$0.25% - $10.00% ($5.22%)
			Partial Withdrawal Rates	$0.00% - $23.26% ($2.50%)
			Non-Performance Spread	$0.38% - $1.10% ($0.96%)
			GMWB Utilization	$50.00% - $60.00% ($50.81%)
Total financial liabilities at fair value	$4,661
(a) Assets of $8,365 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2024 and 2023. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,736	$27	$6	$704	$(60)	$(344)	$(27)	$8,042	$3
Commercial mortgage-backed securities	12	—	—	57	—	—	(54)	15	—
Corporates	2,184	—	2	303	(93)	(20)	(21)	2,355	—
Municipals	18	—	—	—	(18)	—	—	—	—
Residential mortgage-backed securities	4	—	—	—	—	—	(1)	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	14	(1)	—	—	—	—	—	13	—
Interest Rate Swaps	9	(2)	1	—	—	—	—	8	1
Investment in unconsolidated affiliates	343	15	—	—	—	—	—	358	—
Short term investments	9	—	—	62	—	—	—	71	—
Other assets	—	—	—	50	—	—	—	50	—
Other long-term investments:
Available-for-sale embedded derivative	30	—	1	—	—	—	—	31	1
Credit linked note	9	1	—	—	—	(4)	—	6	—
Subtotal Level 3 assets at fair value	$10,381	$40	$10	$1,176	$(171)	$(368)	$(103)	$10,965	$5
Market risk benefits asset (b)	95							103
Total Level 3 assets at fair value	$10,476							$11,068
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,679	(56)	—	333	—	(108)	—	4,848	—
Interest rate swaps	19	9	—	—	—	—	—	28	—
Contingent consideration	57	6	—	—	—	—	—	63	—
Subtotal Level 3 liabilities at fair value	$4,755	$(41)	$—	$333	$—	$(108)	$—	$4,939	$—
Market risk benefits liability (b)	425							459
Total Level 3 liabilities at fair value	$5,180							$5,398
(a) The net transfers out of Level 3 during the three months ended June 30, 2024 were exclusively to Level 2.
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,300	$(3)	$15	$379	$(15)	$(151)	$(15)	$6,510	$14
Commercial mortgage-backed securities	29	—	—	—	—	—	(12)	17	—
Corporates	1,544	—	(33)	127	—	(14)	4	1,628	(33)
Municipals	32	—	17	—	—	—	—	49	17
Residential mortgage-backed securities	12	—	—	24	—	—	(8)	28	—
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	107	—	—	90	—	—	—	197	—
Short term investments	23	—	—	103	—	—	—	126	—
Preferred securities	1	—	—	—	—	—	6	7	—
Equity securities	11	(1)	—	—	—	—	4	14	—
Other long-term investments:
Available-for-sale embedded derivative	25	—	1	—	—	—	—	26	1
Credit linked note	13	—	—	—	—	—	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,123	$(4)	$—	$723	$(15)	$(165)	$(21)	$8,641	$(1)
Market risk benefits asset (b)	106							118
Total Level 3 assets at fair value	$8,229							$8,759
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	3,569	197	—	93	—	(38)	—	3,821	—
Subtotal Level 3 liabilities at fair value	$3,569	$197	$—	$93	$—	$(38)	$—	$3,821	$—
Market risk benefits liability (b)	324							313
Total Level 3 liabilities at fair value	$3,893							$4,134
(a)The net transfers out of Level 3 during the three months ended June 30, 2023 were to Level 2.
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$15	$110	$1,466	$(79)	$(546)	$(46)	$8,042	$107
Commercial mortgage-backed securities	18	—	—	58	—	—	(61)	15	—
Corporates	1,979	—	14	520	(96)	(42)	(20)	2,355	13
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(2)	—	—	—	—	—	13	—
Interest Rate Swaps	57	(50)	1	—	—	—	—	8	1
Investment in unconsolidated affiliates	285	73	—	—	—	—	—	358	—
Other assets	—	—	—	50	—	—	—	50	—
Short term investments	—	—	—	71	—	—	—	71	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	4	—	—	—	—	31	4
Loan participations	—	—	—	—	—	—	—	—
Credit linked note	10	1	—	—	—	(5)	—	6	—
Subtotal Level 3 assets at fair value	$9,589	$37	$130	$2,166	$(225)	$(604)	$(128)	$10,965	$126
Market risk benefits asset (b)	88							103
Total Level 3 assets at fair value	$9,677							$11,068
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,258	144	—	621	—	(175)	—	4,848	—
Interest rate swaps	—	28	—	—	—	—	—	28	—
Contingent consideration (c)	—	15	—	48	—	—	—	63	—
Subtotal Level 3 liabilities at fair value	$4,258	$187	$—	$669	$—	$(175)	$—	$4,939	$—
Market risk benefits liability (b)	403							459
Total Level 3 liabilities at fair value	$4,661							$5,398
(a) The net transfers out of Level 3 during the three months ended June 30, 2024 were exclusively to Level 2.
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(c) The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note N Acquisition for more     information.

	Six months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(11)	$33	$795	$(98)	$(386)	$(86)	$6,510	$32
Commercial mortgage-backed securities	37	—	1	12	—	—	(33)	17	1
Corporates	1,440	(1)	(56)	261	(1)	(19)	4	1,628	(56)
Municipals	29	—	20	—	—	—	—	49	20
Residential mortgage-backed securities	302	1	8	32	—	(8)	(307)	28	8
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	174	—	—	—	197	—
Short term investments	—	—	—	126	—	—	—	126	—
Preferred securities	1	—	—	—	—	—	6	7	—
Equity securities	10	—	—	1	(1)	—	4	14	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	3	—	—	—	—	26	3
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,169	$(11)	$9	$1,401	$(100)	$(415)	$(412)	$8,641	$8
Market risk benefits asset (b)	117							118
Total Level 3 assets at fair value	$8,286							$8,759
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	3,115	582	—	189	—	(65)	—	3,821	—
Subtotal Level 3 liabilities at fair value	$3,115	$582	$—	$189	$—	$(65)	$—	$3,821	$—
Market risk benefits liability (b)	282							313
Total Level 3 liabilities at fair value	$3,397							$4,134
(a) The net transfers out of Level 3 during the six months ended June 30, 2023 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

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

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner typically on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting were $225 million and $263 million as of June 30, 2024 and December 31, 2023, respectively.
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

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,254	—	2,254	2,560
Residential mortgage loans	—	—	2,568	—	2,568	2,879
Investments in unconsolidated affiliates	—	—	5	3,342	3,347	3,347
Policy loans	—	—	86	—	86	86
Other invested assets	27	—	—	42	69	69
Company-owned life insurance	—	—	420	—	420	420
Trade and notes receivables, net of allowance	—	—	439	—	439	439
Total	$27	$153	$5,772	$3,384	$9,336	$9,953

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$43,947	$—	$43,947	$48,753
Debt	—	3,842	—	—	3,842	4,175
Total	$—	$3,842	$43,947	$—	$47,789	$52,928

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Other invested assets	17	—	—	42	59	59
Company-owned life insurance	—	—	397	—	397	397
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$17	$138	$5,715	$2,821	$8,691	$9,229

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	3,568	—	—	3,568	3,887
Total	$—	$3,568	$40,229	$—	$43,797	$48,427
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"), net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,689	$(11)	$240	$(359)	$15,559
Commercial mortgage-backed securities	5,217	(46)	34	(216)	4,989
Corporates	22,383	(15)	96	(2,780)	19,684
Hybrids	678	—	4	(43)	639
Municipals	1,706	—	7	(249)	1,464
Residential mortgage-backed securities	2,541	(1)	28	(114)	2,454
U.S. Government	643	—	3	(11)	635
Foreign Governments	372	—	—	(50)	322
Total available-for-sale securities	$49,229	$(73)	$412	$(3,822)	$45,746

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$14,631	$(11)	$191	$(469)	$14,342
Commercial mortgage-backed/asset-backed securities	4,797	(22)	23	(323)	4,475
Corporates	20,133	(6)	186	(2,417)	17,896
Hybrids	668	—	3	(53)	618
Municipals	1,826	—	14	(229)	1,611
Residential mortgage-backed securities	2,507	(3)	29	(104)	2,429
U.S. Government	679	—	8	(9)	678
Foreign Governments	365	—	3	(44)	324
Total available-for-sale securities	$45,606	$(42)	$457	$(3,648)	$42,373

Securities held on deposit with various state regulatory authorities had a fair value of $146 million and $141 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company held $53 million and $47 million, respectively, of AFS securities that were non-income producing for a period greater than twelve months.
As of June 30, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $531 million and $481 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,886 million and $4,345 million as of June 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2024		December 31, 2023
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$815	$800	$703	$687
Due after one year through five years	4,877	4,743	4,320	4,209
Due after five years through ten years	4,160	3,990	3,195	3,048
Due after ten years	15,930	13,211	15,453	13,183
Subtotal	25,782	22,744	23,671	21,127
Other securities, which provide for periodic payments:
Asset-backed securities	15,689	15,559	14,631	14,342
Commercial mortgage-backed securities	5,217	4,989	4,797	4,475
Residential mortgage-backed securities	2,541	2,454	2,507	2,429
Subtotal	23,447	23,002	21,935	21,246
Total fixed maturity available-for-sale securities	$49,229	$45,746	$45,606	$42,373

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of June 30, 2024 and December 31, 2023, our allowance for expected credit losses for AFS securities was $73 million and $42 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,322	$(33)	$3,951	$(317)	$5,273	$(350)
Commercial mortgage-backed securities	795	(6)	2,065	(198)	2,860	(204)
Corporates	4,080	(85)	11,544	(2,695)	15,624	(2,780)
Hybrids	73	(2)	484	(42)	557	(44)
Municipals	248	(41)	999	(208)	1,247	(249)
Residential mortgage-backed securities	448	(6)	792	(103)	1,240	(109)
U.S. Government	226	(2)	192	(9)	418	(11)
Foreign Government	59	(4)	199	(47)	258	(51)
Total available-for-sale securities	$7,251	$(179)	$20,226	$(3,619)	$27,477	$(3,798)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,578
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,807
Total number of available-for-sale securities in an unrealized loss position						4,385

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	819	(53)	1,922	(235)	2,741	(288)
Corporates	2,387	(134)	10,739	(2,283)	13,126	(2,417)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	399	(49)	920	(179)	1,319	(228)
Residential mortgage-backed securities	336	(5)	662	(89)	998	(94)
U.S. Government	84	—	159	(9)	243	(9)
Foreign Government	49	(3)	188	(41)	237	(44)
Total available-for-sale securities	$5,841	$(302)	$20,908	$(3,291)	$26,749	$(3,593)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,035
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,846
Total number of available-for-sale securities in an unrealized loss position						3,881

The increase in unrealized losses as of June 30, 2024, compared to December 31, 2023, was caused by higher treasury rates compared to those at the time of the F&G acquisition or purchase of the security if later. For securities in an unrealized loss position as of June 30, 2024, our allowance for expected credit loss was $73 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of June 30, 2024 and December 31, 2023. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$18	1%	$18	1%
Industrial	617	24%	616	24%
Mixed Use	11	—%	11	—%
Multifamily	1,006	39%	1,012	40%
Office	309	12%	316	13%
Retail	100	4%	102	4%
Student Housing	83	3%	83	3%
Other	430	17%	392	15%
Total commercial mortgage loans, gross of valuation allowance	$2,574	100%	$2,550	100%
Allowance for expected credit loss	(14)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,560		$2,538

U.S. Region:
East North Central	$98	4%	$151	6%
East South Central	75	3%	75	3%
Middle Atlantic	354	14%	354	14%
Mountain	406	15%	352	14%
New England	92	3%	168	6%
Pacific	761	30%	766	30%
South Atlantic	616	24%	563	22%
West North Central	22	1%	4	—%
West South Central	150	6%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,574	100%	$2,550	100%
Allowance for expected credit loss	(14)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,560		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of June 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$56	$216	$289	$1,253	$515	$245	$2,574
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574
.........................................................................................................
Charge offs.....................................................................................	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
.........................................................................................................
Charge offs.....................................................................................	$—	$—	$—	$—	$—	$3	$3
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at June 30, 2024 and December 31, 2023:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2024	(In millions)
LTV Ratios:
Less than 50.00%	$516	$—	$10	$526	20%	$507	22%
50.00% to 59.99%	750	56	11	817	32%	725	32%
60.00% to 74.99%	1,159	57	—	1,216	47%	1,007	45%
75.00% to 84.99%	—	6	9	15	1%	15	1%
CMLs	$2,425	$119	$30	$2,574	100%	$2,254	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$—	$88	$18	$74	$235	$111	$526
50.00% to 59.99%	56	53	149	267	158	134	817
60.00% to 74.99%	—	69	113	912	122	—	1,216
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574
Commercial mortgages
DSCR
Greater than 1.25x	$—	$156	$278	$1,241	$515	$235	$2,425
1.00x - 1.25x	56	60	3	—	—	—	119
Less than 1.00x	—	—	8	12	—	10	30
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
Commercial mortgages
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of June 30, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of June 30, 2024 and December 31, 2023. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	June 30, 2024
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$157	5%
California	137	5%
All other states (a)	2,635	90%
Total RMLs, gross of valuation allowance	$2,929	100%
Allowance for expected credit loss	(50)
Total RMLs, net of valuation allowance	$2,879
(a)     The individual concentration of each state is equal to or less than 5% as of June 30, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$163	6%
New York	129	5%
Texas	129	5%
All other states (a)	2,431	84%
Total RMLs, gross of valuation allowance	$2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a)     The individual concentration of each state is equal to or less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2024 and December 31, 2023, was as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$2,867	98%	$2,795	98%
Non-performing	62	2%	57	2%
Total RMLs, gross of valuation allowance	$2,929	100%	$2,852	100%
Allowance for expected loan loss	(50)		(54)
Total RMLs, net of valuation allowance	$2,879		$2,798
There were no charge offs recorded by RMLs during the six months ended June 30, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of June 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$142	$374	$964	$836	$181	$330	$2,827
30-89 days past due	—	4	7	17	2	10	40
90 days or more past due	—	—	10	18	11	23	62
Total residential mortgages	$142	$378	$981	$871	$194	$363	$2,929

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total residential mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$62	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$62	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2024 and June 30, 2023.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2024 and December 31, 2023, we had $62 million and $57 million, respectively, of mortgage loans that were over 90 days past due.
As of June 30, 2024 and December 31, 2023, we had $63 million and $41 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(13)	$(67)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	4	(1)	3	4	(2)	2
Ending Balance	$(50)	$(14)	$(64)	$(50)	$(14)	$(64)

	Three months ended June 30, 2023			Six months ended June 30, 2023
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(48)	$(12)	$(60)	$(32)	$(10)	$(42)
Provision (expense) benefit for loan losses	(3)	(1)	(4)	(19)	(3)	(22)
Ending Balance	$(51)	$(13)	$(64)	$(51)	$(13)	$(64)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and six months ended June 30, 2024 and June 30, 2023.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$561	$464	$1,096	$912
Equity securities	8	7	18	15
Preferred securities	10	15	18	28
Mortgage loans	65	57	131	108
Invested cash and short-term investments	53	34	100	67
Limited partnerships	98	45	151	103
Tax deferred property exchange income	34	40	66	83
Other investments	26	18	56	38
Gross investment income	855	680	1,636	1,354
Investment expense	(72)	(62)	(143)	(125)
Interest and investment income	$783	$618	$1,493	$1,229
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $155 million and $76 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $282 million and $134 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net realized gains (losses) on fixed maturity available-for-sale securities	$23	$(54)	$5	$(104)
Net realized/unrealized losses on equity securities (1)	(62)	(37)	(10)	(5)
Net realized/unrealized (losses) gains on preferred securities (2)	(4)	2	11	(8)
Net realized/unrealized gains (losses) on other invested assets	13	(24)	71	(29)
Change in allowance for expected credit losses	(31)	(20)	(31)	(23)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	14	(65)	35	(154)
Unrealized (losses) gains on certain derivative instruments	(55)	164	103	311
Change in fair value of reinsurance related embedded derivatives (3)	10	17	(8)	(2)
Change in fair value of other derivatives and embedded derivatives	4	1	11	3
Realized (losses) gains on derivatives and embedded derivatives	(27)	117	141	158
Recognized gains and losses, net	$(88)	$(16)	$187	$(11)
(1) Includes net valuation losses of $(95) million and $(37) million for the three months ended June 30, 2024 and June 30, 2023, respectively, and net valuation (losses) gains of $(73) million and $9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(2) Includes net valuation (losses) gains of $(3) million and $16 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and net valuation (losses) gains of $12 million and $50 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $10 million and $(9) million for the three and six months ended June 30, 2024, respectively, and $21 million and $(1) million for the three and six months ended June 30, 2023.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$579	$609	$1,162	$1,098
Gross gains	10	—	18	8
Gross losses	(8)	(33)	(32)	(90)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,705	$5,381	$3,071	$4,806
Fixed maturity securities	22,599	24,323	20,837	22,346
Total unconsolidated VIE investments	$26,304	$29,704	$23,908	$27,152
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows:

	June 30, 2024	December 31, 2023
	(In millions)	(In millions)
Blackstone Wave Asset Holdco (1)	$736	$725

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

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows:

	June 30, 2024	December 31, 2023
Assets:	(In millions)
Derivative investments:
Equity options	$1,024	$739
Interest rate swaps	7	57
Other derivative investments	1	1
Other long-term investments:
Other embedded derivatives	31	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	144	152
Total	$1,207	$977

Liabilities:
Contractholder funds:
Indexed annuities/IUL embedded derivatives	$4,848	$4,258
Accounts payable and accrued liabilities:
Equity options	4	1
Interest rate swaps	28	—
Total	$4,880	$4,259
The change in fair value of derivative instruments included within Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net investment gains (losses):
Equity options	$(23)	$98	$227	$153
Interest rate swaps	(25)	—	(105)	—
Futures contracts	5	—	11	5
Other derivative investments	2	—	5	(1)
Other embedded derivatives	—	2	3	3
Reinsurance related embedded derivatives	10	17	(8)	(2)
Total net investment gains	$(31)	$117	$133	$158

Benefits and other changes in policy reserves:
Indexed annuities/IUL embedded derivatives increase	$169	$252	$590	$706
Additional Disclosures

See descriptions of the fair value methodologies used for derivative financial instruments in Note C Fair Value of Financial Instruments.

Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, for example the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings.

We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five, and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Earnings. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Interest Rate Swaps

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Earnings.

Reinsurance Related Embedded Derivatives

F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Earnings.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties and reflect assumptions regarding this non-performance risk in the fair value of our derivatives. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
We manage credit risk related to non-performance by our counterparties by (i) entering into derivative transactions with creditworthy counterparties; (ii) obtaining collateral, such as cash and securities when appropriate; (iii) establishing counterparty exposure limits, which are subject to periodic management review.
Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Notional Amount	Fair Value	Collateral	Net Credit Risk
June 30, 2024	$34,353	$1,004	$1,011	$36
December 31, 2023	29,968	796	775	39

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of June 30, 2024 and December 31, 2023 counterparties posted collateral of $1,011 million and $775 million, respectively, of which $809 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $36 million at June 30, 2024 and $39 million at December 31, 2023.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost.
We held 322 and 439 futures contracts at June 30, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million as of June 30, 2024 and December 31, 2023.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $9 million and $10 million as of June 30, 2024 and December 31, 2023, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are proceeding under MDL Case No. 1:23-md-03083-ADB-PGL. Plaintiffs filed amendments to their complaints, and Defendants filed their omnibus motion to dismiss for lack of Article III standing on July 23, 2024. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries is a party to a consolidated putative nationwide class action, In Re: LoanCare Data Security Breach Litigation, Case No. 3:23cv1508, pending in the U.S. District Court for the Middle District of Florida and originating from the consolidation of putative class actions filed in the U.S. District Courts for the Middle District of Florida, the Central District of California, and the Western District of Missouri. On March 19, 2024, plaintiffs filed their consolidated class action complaint on behalf of a nationwide class, along with a California subclass and a Florida subclass, alleging common law tort and contract claims and certain state statutory claims. On April 17, 2024, the Company filed a motion to dismiss the consolidated complaint, and a decision on the motion is pending with the court. Discovery is proceeding, and the deadline to move for class certification is May 9, 2025. The case has been set for a jury trial during the trial term beginning on April 6, 2026. The parties mediated the case on July 25, 2024, and reached an agreement in principle to resolve the case on a class-wide basis. Once the settlement agreement has been finalized, the parties will seek court approval of the class-wide settlement.

On May 28, 2024, a lawsuit styled Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware against Fidelity National Financial, Inc. (“FNF”), in its capacity as F&G Annuities & Life Inc.’s (“F&G”) controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, alleging breach of fiduciary duty related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon an unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer, and remaining defendants filed their motion to dismiss Plaintiff’s complaint. The defendants will vigorously contest the Plaintiff’s claims in the action.

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
F&G Commitments
In our F&G segment, we have unfunded commitments as of June 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of June 30, 2024 is included below:

June 30, 2024
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,675
Whole loans	918
Fixed maturity securities, ABS	379
Direct Lending	365
Other fixed maturity securities, AFS	21
Commercial mortgage loans	60
Other assets	380
Other invested assets	94
Total	$3,892

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. There was a $6 million balance outstanding as of June 30, 2024 and the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note N Acquisitions for more information on the Roar acquisition.

Note G — Dividends
On July 31, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on September 30, 2024, to FNF common shareholders of record as of September 16, 2024.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended June 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$1,348	$—	$—	$—	$1,348
Other revenues	571	505	39	—	1,115
Revenues from external customers	1,919	505	39	—	2,463
Interest and investment income, including recognized gains and losses, net	12	667	43	(27)	695
Total revenues	1,931	1,172	82	(27)	3,158
Depreciation and amortization	35	147	7	—	189
Interest expense	—	28	19	—	47
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	235	254	(4)	(27)	458
Income tax expense (benefit)	72	50	(6)	—	116
Earnings (loss) before equity in earnings of unconsolidated affiliates	163	204	2	(27)	342
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$164	$204	$2	$(27)	$343
Assets	$8,019	$78,493	$2,312	$—	$88,824
Goodwill	2,797	2,017	293	—	5,107

As of and for the three months ended June 30, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$1,254	$—	$—	$—	$1,254
Other revenues	581	576	55	—	1,212
Revenues from external customers	1,835	576	55	—	2,466
Interest and investment income, including recognized gains and losses, net	29	592	2	(21)	602
Total revenues	1,864	1,168	57	(21)	3,068
Depreciation and amortization	39	104	8	—	151
Interest expense	—	25	18	—	43
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	233	163	(43)	(21)	332
Income tax expense (benefit)	65	33	(8)	—	90
Earnings (loss) before equity in earnings of unconsolidated affiliates	168	130	(35)	(21)	242
Equity in earnings of unconsolidated affiliates	1	—	—		1
Net earnings (loss) from continuing operations	$169	$130	$(35)	$(21)	$243
Assets	$8,145	$62,564	$2,312	$—	$73,021
Goodwill	2,770	1,749	292	—	4,811

As of and for the six months ended June 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$2,381	$—	$—	$—	$2,381
Other revenues	1,055	1,246	95	—	2,396
Revenues from external customers	3,436	1,246	95	—	4,777
Interest and investment income, including recognized gains and losses, net	158	1,495	81	(54)	1,680
Total revenues	3,594	2,741	176	(54)	6,457
Depreciation and amortization	71	270	15	—	356
Interest expense	—	58	38	—	96
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	453	396	(6)	(54)	789
Income tax expense (benefit)	117	76	(14)	—	179
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	336	320	8	(54)	610
Equity in earnings of unconsolidated affiliates	2	—	—	—	2
Net earnings (loss) from continuing operations	$338	$320	$8	$(54)	$612
Assets	$8,019	$78,493	$2,312	$—	$88,824
Goodwill	2,797	2,017	293	—	5,107

As of and for the six months ended June 30, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$2,232	$—	$—	$—	$2,232
Other revenues	1,052	941	99	—	2,092
Revenues from external customers	3,284	941	99	—	4,324
Interest and investment income, including recognized gains and losses, net	132	1,096	11	(21)	1,218
Total revenues	3,416	2,037	110	(21)	5,542
Depreciation and amortization	76	194	15	—	285
Interest expense	—	47	38	—	85
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	390	(40)	(71)	(21)	258
Income tax expense (benefit)	92	25	(13)	—	104
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	298	(65)	(58)	(21)	154
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$299	$(65)	$(58)	$(21)	$155
Assets	$8,145	$62,564	$2,312	$—	$73,021
Goodwill	2,770	1,749	292	—	4,811

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
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Six months ended June 30,
	2024	2023
Cash paid for:	(In millions)
Interest	$96	$61
Income taxes	66	54
Deferred sales inducements	120	68
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	11	(132)
Change in purchases of investments available for sale payable in period	133	238
Lease liabilities recognized in exchange for lease right-of-use assets	22	21
Remeasurement of lease liabilities	38	41
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	480	299
Less: Total Purchase price	290	293
Liabilities and noncontrolling interests assumed	$190	$6

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2024	2023	2024	2023
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$564	$541	$1,004	$969
Agency title insurance premiums	Agency title insurance premiums	Title	784	713	1,377	1,263
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	505	576	1,246	941
Home warranty	Escrow, title-related and other fees	Title	40	37	72	67
Total revenue from insurance contracts			1,893	1,867	3,699	3,240
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	223	219	390	379
Other title-related fees and income	Escrow, title-related and other fees	Title	165	169	310	315
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	80	87	154	162
Real estate technology	Escrow, title-related and other fees	Corporate and other	36	39	71	76
Total revenue from contracts with customers			504	514	925	932
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	63	69	129	129
Other	Escrow, title-related and other fees	Corporate and other	3	16	24	23
Interest and investment income	Interest and investment income	Various	783	618	1,493	1,229
Recognized gains and losses, net	Recognized gains and losses, net	Various	(88)	(16)	187	(11)
Total revenues	Total revenues		$3,158	$3,068	$6,457	$5,542

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2024	December 31, 2023
	(In millions)
Trade receivables	$333	$317
Deferred revenue (contract liabilities)	95	91

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, we recognized $37 million and $60 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(In millions)
Customer relationships and contracts	$325	$174
Value of business acquired	1,429	1,446
Deferred acquisition costs	2,653	2,215
Deferred sales inducements	450	346
Value of distribution asset	80	86
Computer software	274	266
Trademarks, tradenames, and other	151	94
Total Other intangible assets, net	$5,362	$4,627

The following tables roll forward VOBA by product for the six months ended June 30, 2024 and June 30, 2023.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(66)	(3)	(4)	(4)	(3)	(80)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at June 30, 2024	$959	$24	$187	$130	$129	$1,429

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(71)	(3)	(6)	(4)	(2)	(86)
Balance at June 30, 2023	$1,095	$29	$195	$139	$71	$1,529
(a) net of amortization of ($15 million).

VOBA amortization expense of $95 million and $86 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following tables roll forward DAC by product for the six months ended June 30, 2024 and June 30, 2023.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	336	92	134	562
Amortization	(69)	(39)	(17)	(125)
Balance at June 30, 2024	$1,645	$341	$662	$2,648

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	249	91	109	449
Amortization	(47)	(20)	(16)	(83)
Reinsurance related adjustments	—	79	—	79
Balance at June 30, 2023	$1,173	$233	$441	$1,847
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $125 million and $83 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024 and June 30, 2023, respectively, excluding insignificant amounts related to FABN.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Indexed Annuities	$1,645	$1,378
Fixed Rate Annuities	341	288
Universal Life	662	545
Funding Agreements	5	4
Total	$2,653	$2,215

The following table rolls forward DSI for our indexed annuity products for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance at January 1,	$346	$200
Capitalization	120	68
Amortization	(16)	(10)
Balance at June 30,	$450	$258
DSI amortization expense of $16 million and $10 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2024 and June 30, 2023, respectively.
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
For the in-force liabilities as of June 30, 2024, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2024	$75
2025	142
2026	130
2027	119
2028	109
Thereafter	854
Total	$1,429

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

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$357	$659	$510	$862	$977	$1,872	$811	$1,734
Ceded	(24)	(51)	(27)	(45)	(48)	(103)	(53)	(105)
Net	$333	$608	$483	$817	$929	$1,769	$758	$1,629
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance. The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues. There have been no significant changes to reinsurance contracts for the three and six months ended June 30, 2024.

The following summarizes our reinsurance recoverable (in millions) as of June 30, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	June 30, 2024	December 31, 2023
Aspida Life Re Ltd	$6,845	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd	1,522	716	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Everlake Life Insurance Company	1,107	509	Coinsurance (c)	Certain MYGA (b) (c)	Deposit
Wilton Reassurance Company	1,069	1,092	Coinsurance	Block of traditional, IUL and UL (d)	Reinsurance
Other (e)	509	536
Reinsurance recoverable, gross of allowance for credit losses	11,052	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$11,031	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2024 was 90% through May 31, 2024 and decreased to 30% in June, 2024. As of December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90%.

(c) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(d) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(e) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.
The Company incurred risk charge fees of $12 million and $10 million during the three months ended June 30, 2024 and 2023, respectively, and $22 million and $20 million during the six months ended June 30, 2024, and 2023, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.

The expected credit loss reserves were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Balance at beginning of period	$(21)	$(9)	$(21)	$(10)
Changes in the expected credit loss reserve	—	—	—	1
Balance at end of period	$(21)	$(9)	$(21)	$(9)
Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake Life Insurance Company (“Everlake”), and Wilton Reinsurance (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of June 30, 2024. The following table presents financial strength ratings as of June 30, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A	—
“—” indicates not rated

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

Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”) and F&G Life Re Ltd (Bermuda), file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned insurance subsidiaries as of June 30, 2024 and December 31, 2023, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended June 30, 2024	$77	$4	$13	$(265)
For the three months ended June 30, 2023	(37)	4	14	—

For the six months ended June 30, 2024	77	6	28	(399)
For the six months ended June 30, 2023	(40)	5	28	—

Statutory capital and surplus:
June 30, 2024	$1,777	$93	$143	$88
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.

Non-U.S. Companies

Our non-U.S. insurance subsidiaries, F&G Cayman Re and F&G Life Re, file financial statements with their respective regulators. As of and for the annual period ended December 31, 2023, F&G Cayman Re began to file financial statements that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $63 million and $102 million as of June 30, 2024 and December 31, 2023, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of June 30, 2024 and December 31, 2023.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended June 30, 2024	$1	$30
For the three months ended June 30, 2023	3	5

For the six months ended June 30, 2024	$(16)	$79
For the six months ended June 30, 2023	7	74

Statutory capital and surplus:
June 30, 2024	$631	$92
December 31, 2023	543	11
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of June 30, 2024.

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Acquisitions

Owned Distribution - Acquisition of Roar
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of $269 million of cash and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar.

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

Roar’s revenues of $18 million and $41 million and net earnings of $1 million and $4 million are included in the unaudited Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2024, respectively.

Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities. Refer to Note A - Basis of Financial Statements for more information on the Roar purchase and refer to Note C Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.
Note O — Notes Payable
Notes payable consists of the following:

	June 30, 2024	December 31, 2023
	(In millions)
4.50% Notes, net of discount	$446	$446
3.40% Notes, net of discount	645	644
2.45% Notes, net of discount	595	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(4)	(2)
F&G Credit Agreement	357	362
6.50% F&G Notes, net of discount	544	—
7.40% F&G Notes, net of discount	496	495
5.50% F&G Notes, net of discount	305	561
7.95% F&G Notes, net of discount	336	336
Other	11	7
	$4,175	$3,887
On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% F&G Notes due 2029. The 6.50% F&G notes were issued at 99.74% of face value net of deferred issuance costs of approximately $6 million. The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 6.50% F&G Notes mature on June 4, 2029, and become callable on May 4, 2029. Interest is payable semi-annually at a fixed rate of 6.50%, and, if the 6.50% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.
F&G used a portion of the net proceeds from the offering to repay an aggregate principal amount of $250 million of the 5.50% F&G Notes. The balance of the 5.50% F&G Notes was $305 million at June 30, 2024 compared to $561 million at December 31, 2023. F&G intends to use the remaining net proceeds for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness.
On December 6, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053. The 7.95% F&G Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Notes mature on December 15, 2053, and become callable on or after December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used a portion of the net proceeds from the offering to repay borrowings under its revolving credit facility as discussed below and for general corporate purposes, including the support of organic growth opportunities.
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate amount of its 7.40% Notes due 2028 ("the 7.40% F&G Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 7.40% F&G Notes are the senior unsecured, unsubordinated obligations of F&G and are guaranteed on an unsecured, unsubordinated basis by each of F&G's subsidiaries that are guarantors of its obligations under the F&G Credit Agreement (the “Guarantors”). The interest rate payable on the 7.40% F&G Notes will be subject to adjustment from time to time if either S&P or Fitch (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to the 7.40% F&G Notes. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The Senior notes were registered under the Securities Act of 1933 (as amended).
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
On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due 2051 ("the 3.20% Notes"), pursuant to our registration statement on Form S-3 ASR (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We plan to use the net proceeds from the offering for general corporate purposes.
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. As of June 30, 2024, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility.
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
On June 1, 2020, as a result of the F&G acquisition, we assumed $550 million aggregate principal amount of 5.50% senior notes due 2025 (the "5.50% F&G Notes"), originally issued on April 20, 2018 at 99.5% of face value for proceeds of $547 million. In 2024, F&G used a portion of the net proceeds from the offering of $550 million aggregate principal amount of its 6.50% F&G Notes to repay an aggregate principal amount of $250 million of the 5.50% F&G Notes.
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
Gross principal maturities of notes payable at June 30, 2024 are as follows:

(In millions)
2024 (remaining)	$365
2025	305
2026	11
2027	—
2028	950
Thereafter	2,596
$4,227

Note P — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	29	—	(10)	—
Attributed fees collected and interest accrual	71	—	131	—
Actual policyholder behavior different from expected	19	—	27	—
Changes in assumptions and other	8	—	29	—
Effects of market related movements	(61)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	275	1	209	1
Effect of changes in the instrument-specific credit risk	80	—	105	—
Balance, end of period, net liability	$355	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.12	72.54	68.28	72.59
Net amount at risk	$1,185	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Fixed rate annuities	$—	$1	$1	$—	$1	$1
Indexed annuities	103	458	355	88	402	314
Total	$103	$459	$356	$88	$403	$315

The net MRB liability increased for the six months ended June 30, 2024, primarily as a result of collection of attributed fees and interest accrual as well as new MRB reserves for contracts issued within the period. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the six months ended June 30, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs.

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

Note Q — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	June 30, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	3,060	2,804	104	600	1,352
Premiums received	58	—	233	—	—
Policy charges (a)	(95)	—	(151)	—	—
Surrenders and withdrawals	(1,656)	(841)	(48)	—	—
Benefit payments	(252)	(159)	(9)	(26)	(1,092)
Interest credited	289	297	67	29	57
Other	2	(2)	—	(1)	—
Balance, end of year	28,570	15,542	2,587	3,215	2,856
Embedded derivative adjustment (c)	424	—	100	—	—
Gross Liability, end of period	28,994	15,542	2,687	3,215	2,856
Less: Reinsurance	(13)	(9,499)	(887)	—	—
Net Liability, after Reinsurance	$28,981	$6,043	$1,800	$3,215	$2,856

Weighted-average crediting rate	4.24%	8.55%	11.30%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$67,811	N/A	N/A
Cash surrender value (e)	$26,377	$14,479	$2,008	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
	(In millions)
Indexed annuities	$28,994	$27,407
Fixed rate annuities	15,542	13,443
Immediate annuities	298	311
Universal life	2,687	2,475
Traditional life	5	5
Funding Agreement-FABN	3,215	2,613
FHLB	2,856	2,539
PRT	5	5
Total	$53,602	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the six months ended June 30, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions related to the option budget used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $57 million for the six months ended June 30, 2024.
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,909	$1,336	$512	$1,891	$26,648
1.51%-2.50%	521	1	255	810	1,587
Greater than 2.50%	333	2	—	—	335
Total	$23,763	$1,339	$767	$2,701	$28,570

Fixed Rate Annuities
0.00%-1.50%	$35	$22	$1,123	$12,405	$13,585
1.51%-2.50%	4	7	20	457	488
Greater than 2.50%	849	2	3	615	1,469
Total	$888	$31	$1,146	$13,477	$15,542

Universal Life
0.00%-1.50%	$2,185	$6	$—	$23	$2,214
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	372	—	1	—	373
Total	$2,557	$6	$1	$23	$2,587

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note R — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional Life
	June 30, 2024	December 31, 2023
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(2)	(1)
Balance adjusted for variances from expectation	872	973
Interest accrual	9	19
Net premiums collected	(55)	(118)
Ending Balance at original discount rate	826	874
Effect of changes in discount rate assumptions	(160)	(152)
Balance, end of year	$666	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	58	(24)
Balance adjusted for variances from expectation	2,550	2,641
Interest accrual	27	56
Benefits payments	(108)	(205)
Ending Balance at original discount rate	2,469	2,492
Effect of changes in discount rate assumptions	(460)	(421)
Balance, end of year	$2,009	$2,071

Net liability for future policy benefits	$1,343	$1,349
Less: Reinsurance recoverable	524	413
Net liability for future policy benefits, after reinsurance recoverable	$819	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.88	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	June 30, 2024
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,415	$4,189
Beginning balance at original discount rate	1,788	4,351
Effect of changes in cash flow assumptions	—	5
Effect of actual variances from expected experience	(21)	(15)
Balance adjusted for variances from expectation	1,767	4,341
Issuances	18	952
Interest accrual	30	109
Benefits payments	(59)	(223)
Ending Balance at original discount rate	1,756	5,179
Effect of changes in discount rate assumptions	(431)	(310)
Balance, end of year	$1,325	$4,869

Net liability for future policy benefits	$1,325	$4,869
Less: Reinsurance recoverable	111	—
Net liability for future policy benefits, after reinsurance recoverable	$1,214	$4,869

Weighted-average duration of liability for future policyholder benefits (years)	11.79	7.77

	December 31, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance at original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(9)
Effect of actual variances from expected experience	(15)	(7)
Balance adjusted for variances from expectation	$1,843	$2,459
Issuances	22	2,041
Interest accrual	51	109
Benefits payments	(128)	(258)
Ending Balance at original discount rate	$1,788	$4,351
Effect of changes in discount rate assumptions	(373)	(162)
Balance, end of year	$1,415	$4,189

Net liability for future policy benefits	$1,415	$4,189
Less: Reinsurance recoverable	116	—
Net liability for future policy benefits, after reinsurance recoverable	$1,299	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	June 30, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(8)	—	1
Effect of actual variances from expected experience	7	—	16	5
Balance adjusted for variances from expectation	94	2	89	10
Issuances	2	—	3	—
Interest accrual	1	4	2	1
Amortization	(4)	—	(7)	(1)
Balance, end of year	$93	$6	$87	$10
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2024	December 31, 2023
	(In millions)
Traditional Life	$1,343	$1,349
Immediate annuities	1,325	1,415
PRT	4,869	4,189
Immediate annuities DPL	93	87
PRT DPL	6	10
Total	$7,636	$7,050
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Traditional Life	(In millions)
Expected future benefit payments	$2,907	$3,027	$2,021	$2,089
Expected future gross premiums	1,012	1,114	723	803
Immediate annuities
Expected future benefit payments	$3,233	$3,361	$1,321	$1,411
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$9,100	$4,724	$5,181	$3,161
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In millions)
Traditional Life	$57	$63	$18	$19
Immediate annuities	12	11	30	33
PRT	908	737	109	50
Total	$977	$811	$157	$102
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	June 30, 2024	December 31, 2023
Traditional Life
Interest accretion rate	2.04%	2.33%
Current discount rate	5.41%	5.03%
Immediate annuities
Interest accretion rate	3.16%	3.14%
Current discount rate	5.39%	4.98%
PRT
Interest accretion rate	4.70%	4.61%
Current discount rate	5.45%	5.03%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.5%	2.9%
Expected experience	1.4%	2.1%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.4%	—%	—%

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2024
	Cohort X	Description
Net Premium Ratio before capping	110%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,170	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,204	Term with ROP Non-NY Cohort
Loss Expense	$34	Term with ROP Non-NY Cohort

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

F&G made changes to assumptions during the six months ended June 30, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised the lapse assumption, resulting in a slight decrease to the FPB. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability. There have been no other significant changes.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 19, 2024, estimates (actual for fiscal year 2023) the size of the U.S. residential mortgage originations market as shown in the following table for 2023 - 2026 in its "Mortgage Finance Forecast" (in trillions):

	2026	2025	2024	2023
Purchase originations	$1.6	$1.5	$1.4	$1.3
Refinance originations	$0.7	$0.6	$0.4	$0.3
Total U.S. mortgage originations forecast	$2.3	$2.1	$1.8	$1.6
As of July 19, 2024, the MBA expects residential purchase transactions, residential refinance transactions and overall mortgage originations to increase in 2024, 2025 and 2026.
Average interest rates for a 30-year fixed rate mortgage increased to 7.0% and 6.9% for the three and six months ended June 30, 2024, respectively, as compared to 6.5% for the corresponding periods of 2023. On July 31, 2024, the Federal Reserve held the benchmark interest rate steady at 5.25% to 5.50%.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2023 and 2024. Existing-home sales decreased 5% in June 2024 as compared to the corresponding period in 2023 while median existing-home sales prices increased to $426,900, or approximately 4%, from the corresponding period in 2023.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.1% and 3.6% in June 2024 and 2023, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file were depressed in the three and six months ended June 30, 2024 and 2023 when compared to recent prior periods.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.0 billion and 4%. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Direct title insurance premiums	$564	$541	$1,004	$969
Agency title insurance premiums	784	713	1,377	1,263
Escrow, title-related and other fees	1,115	1,212	2,396	2,092
Interest and investment income	783	618	1,493	1,229
Recognized gains and losses, net	(88)	(16)	187	(11)
Total revenues	3,158	3,068	6,457	5,542
Expenses:
Benefits and other changes in policy reserves	608	817	1,769	1,629
Personnel costs	779	755	1,506	1,432
Agent commissions	609	550	1,069	970
Other operating expenses	387	394	756	754
Market risk benefit (gains) losses	20	(30)	9	29
Depreciation and amortization	189	151	356	285
Provision for title claim losses	61	56	107	100
Interest expense	47	43	96	85
Total expenses	2,700	2,736	5,668	5,284
Earnings before income taxes and equity in earnings of unconsolidated affiliates	458	332	789	258
Income tax expense	116	90	179	104
Equity in earnings of unconsolidated affiliates	1	1	2	1
Net earnings	$343	$243	$612	$155
 Revenues.
Total revenues increased by $90 million in the three months ended June 30, 2024 and increased by $915 million in the six months ended June 30, 2024 compared to the corresponding periods in 2023.
Net earnings increased by $100 million in the three months ended June 30, 2024 and increased by $457 million in the six months ended June 30, 2024 compared to the corresponding periods in 2023.
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
Income tax expense was $116 million and $90 million in the three months ended June 30, 2024 and 2023, respectively, and $179 million and $104 million in the six months ended June 30, 2024 and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 25% and 27% in the three months ended June 30, 2024 and 2023, respectively, and 23% and 40% in the six months ended June 30, 2024 and 2023, respectively. The decreases in income tax expense as a percentage of earnings before taxes in the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to the recording of valuation allowances in the 2023 periods.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of June 30, 2024, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:	(In millions)
Direct title insurance premiums	$564	$541	$1,004	$969
Agency title insurance premiums	784	713	1,377	1,263
Escrow, title-related and other fees	571	581	1,055	1,052
Interest and investment income	87	79	170	160
Recognized gains and losses, net	(75)	(50)	(12)	(28)
Total revenues	1,931	1,864	3,594	3,416
Expenses:
Personnel costs	680	656	1,298	1,254
Agent commissions	609	550	1,069	970
Other operating expenses	311	330	596	626
Depreciation and amortization	35	39	71	76
Provision for title claim losses	61	56	107	100
Total expenses	1,696	1,631	3,141	3,026
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$235	$233	$453	$390

Orders opened by direct title operations (in thousands)	344	347	659	655
Orders closed by direct title operations (in thousands)	229	233	415	421
Fee per file (in dollars)	$3,759	$3,598	$3,668	$3,530
Total revenues for the Title segment increased by $67 million, or 4%, in the three months ended June 30, 2024 and increased by $178 million, or 5% in the six months ended June 30, 2024 from the corresponding periods in 2023.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2024	Total	2023	Total	2024	Total	2023	Total
	(Dollars in millions)
Title premiums from direct operations	$564	42%	$541	43%	$1,004	42%	$969	43%
Title premiums from agency operations	784	58	713	57	1,377	58	1,263	57
Total title premiums	$1,348	100%	$1,254	100%	$2,381	100%	$2,232	100%
Title premiums increased by $94 million, or 7% in the three months ended June 30, 2024 from the corresponding period in 2023. The increase was comprised of an increase in Title premiums from direct operations of $23 million, or 4%, and an increase in Title premiums from agency operations of $71 million, or 10%.
Title premiums increased by $149 million, or 7% in the six months ended June 30, 2024 as compared to the corresponding period in 2023. The increase was compromised of an increase in Title premiums from direct operations of $35 million, or 4%, and an increase in Title premiums from agency operations of $114 million or 9%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Opened title insurance orders from purchase transactions (1)	80%	79%	80%	79%
Opened title insurance orders from refinance transactions (1)	20	21	20	21
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	81%	81%	80%	80%
Closed title insurance orders from refinance transactions (1)	19	19	20	20
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months and six months ended June 30, 2024 from the corresponding period in 2023. The increase was primarily attributable to an increase in the average fee per file, partially offset by decreased closed order volume.
We experienced a slight decrease in closed title insurance order volumes from both purchase and refinance transactions in the three months ended June 30, 2024 from the corresponding period in 2023. Total closed order volume was 229,000 in the three months ended June 30, 2024 compared to 233,000 in the three months ended June 30, 2023 and 415,000 in the six months ended June 30, 2024 compared to 421,000 in the six months ended June 30, 2023. This represented an overall decrease of 2% and 1% in the three and six months ended June 30, 2024, respectively, from the corresponding periods in 2023. The decreases were primarily attributable to higher average mortgage interest rates in the three and six months ended June 30, 2024 when compared to the corresponding periods in 2023.
Total opened title insurance order volumes were stable in the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.
The average fee per file in our direct operations was $3,759 and $3,668 in the three and six months ended June 30, 2024, respectively, compared to $3,598 and $3,530 in the three and six months ended June 30, 2023, respectively. The increase in average fee per file in the three and six months ended June 30, 2024 reflects home price appreciation and an increased proportion of purchase transactions relative to total closed orders compared to the corresponding periods in 2023. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $71 million, or 10%, in the three months ended June 30, 2024 and increased $114 million, or 9% in the six months ended June 30, 2024 from the corresponding period in 2023.
Escrow, title-related and other fees decreased by $10 million, or 2%, in the three months ended June 30, 2024 and increased $3 million or 0% in the six months ended June 30, 2024 from the corresponding periods in 2023. Escrow and title-related fees increased by $5 million, or 2%, in the three months ended June 30, 2024 and $11 million, or 3% in the six months ended June 30, 2024 from the corresponding periods in 2023. The increases in escrow and title-related fees in the three and six month periods ended June 30, 2024 as compared to the corresponding periods in 2023 are relatively consistent with the increases in direct premiums. Other fees, excluding escrow and title-related fees, decreased by $15 million, or 4%, in the three months ended June 30, 2024 and decreased $8 million, or 1% in the six months ended June 30, 2024. The changes in Other fees, excluding escrow and title-related fees, in the three and six months ended June 30, 2024 as compared to the prior periods in 2023 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $8 million, or 10%, in the three months ended June 30, 2024, and increased $10 million, or 6% in the six months ended June 30, 2024 from the corresponding periods in 2023. The increases were attributable to various immaterial items.
Net recognized losses were $75 million and $50 million in the three months ended June 30, 2024 and 2023, respectively. Net recognized losses were $12 million and $28 million in the six months ended June 30, 2024 and 2023, respectively. The changes in recognized gains and losses, net in the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.

Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $24 million, or 4%, in the three months ended June 30, 2024 and increased $44 million, or 4% in the six months ended June 30, 2024 compared to the corresponding periods in 2023. The increases are due to inflationary salary increases, partially offset by lower average head count. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60% and 58% for the three months ended June 30, 2024 and 2023, respectively, and 63% and 62% for the six months ended June 30, 2024 and 2023, respectively. Average employee count in the Title segment was 21,166 and 21,527 in the three months ended June 30, 2024 and 2023, respectively, and 20,841 and 21,521 in the six months ended June 30, 2024 and 2023, respectively.
Other operating expenses decreased by $19 million, or 6%, in the three months ended June 30, 2024, and decreased by $30 million, or 5% in the six months ended June 30, 2024 from the corresponding periods in 2023. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 27% and 29% in the three months ended June 30, 2024 and 2023, respectively, and 29% and 31% in the six months ended June 30, 2024 and 2023, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2023:

	Three months ended June 30,				Six months ended June 30,
	2024	%	2023	%	2024	%	2023	%
	(Dollars in millions)
Agent premiums	$784	100%	$713	100%	$1,377	100%	$1,263	100%
Agent commissions	609	78%	550	77%	1,069	78%	970	77%
Net retained agent premiums	$175	22%	$163	23%	$308	22%	$293	23%
The claim loss provision for title insurance was $61 million and $56 million for the three months ended June 30, 2024 and 2023, respectively, and $107 million and $100 million for the six months ended June 30, 2024, and 2023, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during 2023 we began to execute pay-float and receive-fixed interest rate swaps.

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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed annuity/IUL policies. With respect to indexed annuities/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of equity options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

F&G Results of Operations
The results of operations of our F&G segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	(In millions)
Life insurance premiums and other fees	$487	$576	$1,205	$941
Interest and investment income	684	525	1,300	1,044
Owned distribution revenues	18	—	41	—
Recognized gains and (losses), net	(17)	67	195	52
Total revenues	1,172	1,168	2,741	2,037
Benefits and expenses
Benefits and other changes in policy reserves	608	817	1,769	1,629
Market risk benefit (gains) losses	20	(30)	9	29
Depreciation and amortization	147	104	270	194
Personnel costs	69	56	135	109
Other operating expenses	46	33	104	69
Interest expense	28	25	58	47
Total benefits and expenses	918	1,005	2,345	2,077
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$254	$163	$396	$(40)
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings, for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Life-contingent pension risk transfer premiums	$324	$474	$908	$737
Traditional life insurance and life-contingent immediate annuity premiums	9	10	21	22
Surrender charges	70	16	113	39
Policyholder fees and other income	84	76	163	143
Life insurance premiums and other fees	$487	$576	$1,205	$941
•Life-contingent pension risk transfer premiums decreased for the three months ended June 30, 2024 and increased for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to increased guaranteed minimum withdrawal benefit (“GMWB”) rider fees and cost of insurance charges, net of changes in URL on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities, available-for-sale	$542	$448	$1,058	$880
Equity securities	5	4	11	9
Preferred securities	7	12	13	22
Mortgage loans	65	57	131	108
Invested cash and short-term investments	34	17	62	33
Limited partnerships	97	44	151	101
Other investments	6	5	16	14
Gross investment income	$756	$587	$1,442	$1,167
Investment expense	(72)	(62)	(142)	(123)
Interest and investment income	$684	$525	$1,300	$1,044
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $155 million and $282 million for the three and six months ended June 30, 2024, respectively, and $76 million and $134 million for the three and six months ended June 30, 2023, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$37	$(29)	$85	$(77)
Change in allowance for expected credit losses	(23)	(21)	(23)	(29)
Net realized and unrealized (losses) gains on certain derivatives instruments	(41)	99	138	157
Change in fair value of reinsurance related embedded derivatives	10	17	(8)	(2)
Change in fair value of other derivatives and embedded derivatives	—	1	3	3
Recognized gains and losses, net	$(17)	$67	$195	$52
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized net gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $10 million and $(9) million for the three and six months ended June 30, 2024, respectively, and $21 million and $(1) million for the three and six month periods ended June 30, 2023, respectively.

•For the three months ended June 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities, mark-to-market gains on our equity securities and unrealized fair value option (“FVO”) gains on owned distribution investments.
•For the six months ended June 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized FVO gains on owned distribution investments and preferred securities and mark-to-market gains on our equity securities.
•For the three and six months ended June 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.

•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on equity options and futures used to hedge indexed annuity and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.

•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.

We utilize a combination of static (equity options) and dynamic (long futures contracts) instruments in our product hedging strategy. A substantial portion of the equity options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Equity options:
Realized gains (losses)	$5	$(68)	$16	$(159)
Change in unrealized gains	(28)	166	211	312
Futures contracts:
Gains on futures contracts expiration	7	3	14	6
Change in unrealized losses	(2)	(2)	(3)	(1)
Interest rate swap losses	(25)	—	(105)	—
Other derivative investments
Gains (losses) on foreign currency forward	2	—	5	(1)
Total net change in fair value	$(41)	$99	$138	$157

Annual Point-to-Point Change in S&P 500 Index during the periods	4%	8%	23%	16%
Secured Overnight Financing Rates	5.33%	5.09%	5.33%	5.09%
•Realized gains (losses) on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.
•The changes in unrealized gains (losses) due to the net changes in fair value of equity options and futures contracts are driven by the underlying performance of the indices (for example, the S&P 500 Index) upon which the equity options and futures contracts are based during each respective period relative to the respective indices on the policyholder buy dates.
•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.

The average index credits to policyholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average Crediting Rate	4%	1%	4%	1%
S&P 500 Index:
Point-to-point strategy	4%	1%	3%	1%
Monthly average strategy	3%	1%	3%	—%
Monthly point-to-point strategy	4%	—%	4%	—%
3 year high water mark	4%	7%	4%	10%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
PRT agreements	$343	$488	$941	$754
Indexed annuities/IUL market related liability movements	(86)	119	139	488
Index credits, interest credited and bonuses	354	170	681	304
Other changes in policy reserves	(3)	40	8	83
Total benefits and other changes in policy reserves	$608	$817	$1,769	$1,629
•PRT agreements decreased for the three months ended June 30, 2024 and increased for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and six months ended June 30, 2024 and June 30, 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the indexed annuities market related liability by $(85) million and $(59) million during the three months ended June 30, 2024 and June 30, 2023. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(168) million and $6 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the first quarters of 2024 and 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions related to the option budget used to calculate the fair value of the embedded derivative component within contractholder funds. During the first quarter of 2023 we also aligned reserves to actual policyholder behavior. These changes resulted in increases in total benefits and other changes in policy reserves of approximately $57 million and $102 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
•Index credits, interest credited and bonuses for the three and six months ended June 30, 2024, were higher compared to the three and six months ended June 30, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit Losses (Gains)
Below is a summary of market risk benefit losses (gains):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Market risk benefit losses (gains)	$20	$(30)	$9	$29
•Market risk benefit losses (gains) is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.

•Changes in market risk benefit losses (gains) for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflect changes in market related movements for the respective periods.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended June 30,		Six months ended
	2024	2023	2024	2023
	(In millions)
Amortization of DAC, VOBA and DSI	$130	$97	$237	$179
Amortization of other intangible assets and fixed asset depreciation	17	7	33	15
Total depreciation and amortization	$147	$104	$270	$194
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the indexed annuity and fixed-rate annuity blocks that occurred in the third quarter of 2023. In addition, VOBA amortization increased approximately $15 million for the three and six months ended June 30, 2024 reflecting actuarial model updates and refinements.
•Amortization of other intangible assets and fixed asset depreciation for the three and six months ended June 30, 2024 include amortization of other intangible assets from our majority owned interest in Roar

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended June 30,		Six months ended
	2024	2023	2024	2023
	(In millions)
Personnel costs	$69	$56	$135	$109
Other operating expenses	46	33	104	69
Total personnel costs and other operating expenses	$115	$89	$239	$178

•Personnel costs and other operating expenses for the three and six months ended June 30, 2024 were higher compared to the three and six months ended June 30, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three and six months ended June 30, 2024 includes $7 million and $18 million, respectively, from our majority owned interest in Roar.

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
As of June 30, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $55 billion and $52 billion, respectively, and was divided among the following asset classes and sectors:

	June 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$237	—%	$261	1%
United States Government sponsored entities	32	—%	31	—%
United States municipalities, states and territories	1,422	3%	1,567	3%
Foreign Governments	223	—%	226	—%
Corporate securities:
Finance, insurance and real estate	7,905	14%	6,895	13%
Manufacturing, construction and mining	1,135	2%	947	2%
Utilities, energy and related sectors	2,507	5%	2,374	5%
Wholesale/retail trade	2,713	5%	2,433	5%
Services, media and other	4,118	8%	3,930	8%
Hybrid securities	639	1%	618	1%
Non-agency residential mortgage-backed securities	2,413	4%	2,393	5%
Commercial mortgage-backed securities	4,930	9%	4,410	9%
Asset-backed securities	9,880	18%	8,929	17%
Collateral loan obligations ("CLO")	5,672	10%	5,405	10%
Total fixed maturity available for sale securities	43,826	79%	40,419	79%
Equity securities (a)	479	1%	606	1%
Limited partnerships:
Private equity	1,605	3%	1,277	2%
Real assets	527	1%	463	1%
Credit	1,210	2%	1,039	2%
Limited Partnerships	$3,342	6%	$2,779	5%
Commercial mortgage loans	2,254	4%	2,253	4%
Residential mortgage loans	2,568	5%	2,545	5%
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,055	4%	1,697	3%
Short term investments	421	1%	1,452	3%
Total investments	$54,945	100%	$51,751	100%
(a) Includes investment grade non-redeemable preferred stocks ($283 million and $428 million as of June 30, 2024 and December 31, 2023, respectively).
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
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization ("NRSRO"), the SVO utilizes that rating and assigns an NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.

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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio at June 30, 2024 and December 31, 2023:

		June 30, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$30,189	$28,053	64%	$28,052	$26,170	65%
BBB	2	14,853	13,719	31%	13,421	12,302	30%
BB	3	1,594	1,552	4%	1,633	1,554	4%
B	4	320	280	1%	268	215	1%
CCC	5	152	117	—%	103	72	—%
CC and lower	6	128	105	—%	124	106	—%
Total		$47,236	$43,826	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$9,880	22%
CLO securities	5,672	13%
Commercial mortgage backed securities	4,930	11%
Diversified financial services	3,852	9%
Banking	2,338	5%
Whole loan collateralized mortgage obligation	2,129	5%
Municipal	1,683	4%
Insurance	1,440	3%
Electric	1,150	3%
Telecommunications	694	2%
Total	$33,768	77%

	December 31, 2023
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2024 and December 31, 2023, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:	(In millions)
Due in one year or less	$426	$417	$383	$374
Due after one year through five years	3,784	3,696	3,207	3,129
Due after five years through ten years	3,804	3,645	2,822	2,680
Due after ten years	15,851	13,141	15,333	13,068
Subtotal	$23,865	$20,899	$21,745	$19,251
Other securities, which provide for periodic payments:
Asset-backed securities	$15,682	$15,552	$14,623	$14,334
Commercial-mortgage-backed securities	5,157	4,930	4,732	4,410
Residential mortgage-backed securities	2,532	2,445	2,501	2,424
Subtotal	$23,371	$22,927	$21,856	$21,168
Total fixed maturity available-for-sale securities	$47,236	$43,826	$43,601	$40,419

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $30 million and $46 million as of June 30, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of June 30, 2024, the CLO and ABS positions were trading at a net unrealized gain position of $120 million and a net unrealized loss of $239 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at June 30, 2024 and December 31, 2023.

		June 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,675	78%	$7,023	79%
BBB	2	1,568	16%	1,375	15%
BB	3	465	5%	418	5%
B	4	88	1%	59	1%
CCC	5	45	—%	13	—%
CC and lower	6	39	—%	41	—%
Total		$9,880	100%	$8,929	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at June 30, 2024 and December 31, 2023.

		June 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,600	63%	$3,288	61%
BBB	2	1,566	28%	1,582	29%
BB	3	449	8%	480	9%
B	4	16	—%	17	—%
CCC	5	—	—%	0	—%
CC and lower	6	41	1%	38	1%
Total		$5,672	100%	$5,405	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $200 million and $231 million and an amortized cost of $241 million and $268 million as of June 30, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,222 million and $1,334 million and an amortized cost of $1,417 million and $1,506 million as of June 30, 2024 and December 31, 2023, respectively).
Across all municipal bonds, the largest issuer represented 5% of the category for both June 30, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% and 98% of our municipal bond exposure is rated NAIC 1 for June 30, 2024 and December 31, 2023, respectively.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2024 and December 31, 2023, our mortgage loans on real estate portfolio both had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 55%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note D - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans
F&G's residential mortgage loans ("RMLs") are closed end, amortizing loans, and 100% of the properties are in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in nonaccrual status.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	30	$118	$—	$(3)	$115
United States Government sponsored agencies	54	28	—	(3)	25
United States municipalities, states and territories	165	1,450	—	(243)	1,207
Foreign Governments	47	222	—	(44)	178
Corporate securities:
Finance, insurance and real estate	906	6,619	—	(747)	5,872
Manufacturing, construction and mining	147	1,095	—	(158)	937
Utilities, energy and related sectors	395	2,701	—	(535)	2,166
Wholesale/retail trade	470	2,669	—	(470)	2,199
Services, media and other	566	4,156	—	(828)	3,328
Hybrid securities	36	601	—	(43)	558
Non-agency residential mortgage-backed securities	311	1,342	(1)	(111)	1,230
Commercial mortgage-backed securities	439	3,126	(21)	(215)	2,890
Asset-backed securities	470	5,666	(9)	(359)	5,298
Total fixed maturity available for sale securities	4,036	29,793	(31)	(3,759)	26,003
Equity securities	34	426	—	(88)	338
Total investments	4,070	$30,219	$(31)	$(3,847)	$26,341

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,847 million and $3,691 million as of June 30, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $30,219 million and $29,741 million as of June 30, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of June 30, 2024. In the aggregate, services, media and other represented 22% of the total unrealized loss position as of June 30, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	1	$1	$1	$—	$—
Six months or more and less than twelve months	1	15	14	—	(1)
Twelve months or greater	108	1,364	936	—	(428)
Total investment grade	110	1,380	951	—	(429)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	69	48	—	(21)
Total below investment grade	5	69	48	—	(21)
Total	115	$1,449	$999	$—	$(450)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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
As of June 30, 2024, our watch list included 115 securities in an unrealized loss position with an amortized cost of $1,449 million, no allowance for expected credit losses, unrealized losses of $450 million and a fair value of $999 million.
As of December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 50 and 101 structured securities with a fair value of $163 million and $316 million to which we had potential credit exposure as of June 30, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $58 million and $35 million as of June 30, 2024 and December 31, 2023, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2024 and December 31, 2023, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
See Note E Derivative Financial Instruments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on equity options.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:	(In millions)
Escrow, title-related and other fees	$39	$55	$95	$99
Interest and investment income	39	35	77	46
Recognized gains and losses, net	4	(33)	4	(35)
Total revenues	82	57	176	110
Expenses:
Personnel costs	30	43	73	69
Other operating expenses	30	31	56	59
Depreciation and amortization	7	8	15	15
Interest expense	19	18	38	38
Total expenses	86	100	182	181
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(4)	$(43)	$(6)	$(71)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $25 million, or 44%, in the three months ended June 30, 2024 and increased $66 million, or 60% in the six months ended from the corresponding periods in 2023. The increase in the three months ended June 30, 2024 from the corresponding period in 2023 is primarily attributable to an impairment of cost method investments in the 2023 period of $33 million, partially offset by a decrease valuations associated with our deferred compensation plan assets of $12 million. The increase in the six months ended June 30, 2024 from the corresponding period in 2023 is primarily attributable to increased dividends received from F&G of $33 million and the aforementioned impairment of cost method investments in the 2023 period of $33 million. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment decreased $13 million, or 30%, in the three months ended June 30, 2024, and increased $4 million, or 6% in the six months ended June 30, 2024 from the corresponding periods in 2023. The decrease in the three month period ended June 30, 2024 from the corresponding period in 2023 is primarily attributable to the aforementioned decrease in valuations associated with our deferred compensation plan assets of $12 million, which increased both revenue and personnel costs. The increase in the six months ended June 30, 2024 from the corresponding period in 2023 is attributable to various immaterial items.
Other operating expenses in the Corporate and Other segment decreased $1 million, or 3%, in the three months ended June 30, 2024 and decreased $3 million, or 5% in the six months ended June 30, 2024 from the corresponding periods in 2023. The decreases in the three and six months ended June 30, 2024 from the corresponding periods in 2023 are attributable to various immaterial items.
Interest expense in the Corporate and Other segment increased $1 million, or 6%, in the three months ended June 30, 2024 from the corresponding period in 2023. There was no change in interest expense in the Corporate and Other segment in the six months ended June 30, 2024 from the corresponding periods in 2023.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.48 per share in the second quarter of 2024, or approximately $131 million to our common shareholders. On July 31, 2024, our Board of Directors declared cash dividends of $0.48 per share, payable on September 30, 2024, to FNF common shareholders of record as of September 16, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2024, we had cash and cash equivalents of $4,890 million, short term investments of $887 million, available capacity under our Revolving Credit Facility of $800 million and available capacity under the Amended F&G Credit agreement of $385 million. On July 18, 2024 F&G acquired 100% of PALH, LLC for cash consideration of $216 million. On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness. On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar"). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration was $269 million. Under the terms of the purchase agreement, F&G has agreed to make cash payments of up to $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization milestones of Roar. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2023, $1,445 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2024 of approximately $240 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2024 and 2023 totaled $2,954 million and $3,139 million, respectively. The decrease in cash provided by operating activities in the 2024 period of $185 million is primarily attributable to decreased net cash inflows associated with the change in funds withheld from reinsurers of $403 million, net cash outflows associated with the change in other assets and other liabilities of $44 million in the 2024 period as compared to net cash inflows of $67 million in the 2023 period, increased net cash outflows associated with an increase in trade receivables of $16 million in the 2024 period as compared to a decrease in trade receivables of $10 million in the 2023 period and increased net cash outflows associated with the decrease in the reserve for title claim losses of $19 million, partially offset by increased cash inflows associated with the change in future policy benefits of $397 million and increased cash inflows associated with the change in income taxes of $72 million.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2024 and 2023 were $3,021 million and $4,231 million, respectively. The decrease in cash used in investing activities in the 2024 period of $1,210 million was primarily attributable to increased cash inflows from proceeds from sales, calls and maturities of investment securities of $1,949 million, partially offset by increased purchases of investment securities of $354 million and decreased cash inflows associated with the net proceeds from sales of short-term investment securities of $359 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $76 million and $69 million for the six months ended June 30, 2024 and 2023, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 were $2,190 million and $1,942 million, respectively. The increase in cash provided by financing activities in the 2024 period of $248 million was primarily attributable to increased cash inflows from contractholder deposits of $2,049 million, partially offset by increased cash outflows from contractholder withdrawals of $1,687 million and the cash outflow associated with the tender offer of $250 million of the 5.50% F&G Notes.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program (the "Repurchase Program") under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. We did not repurchase any FNF common stock during the six months ended June 30, 2024. Subsequent to June 30, 2024 and through market close on July 31, 2024 we have not repurchased additional shares under this program. Since the original commencement of the Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2027.
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
We have unfunded investment commitments as of June 30, 2024 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The DOL’s new Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s final fiduciary rule (and related amendments to PTE 84-14) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the Final Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the Final Rule’s original effective date of September 23, 2024 has been delayed until further notice.
In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the Final Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the Final Rule.

The DOL is expected to appeal both rulings to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.4
Fourth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.500% senior notes due 2029, dated as of June 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 4, 2024).

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

Date:	August 7, 2024	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)