Form 10-Q
period 2024-09-30
Fidelity National Financial, Inc.
filed 2024-11-07
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2024 were:
FNF Common Stock    273,639,207

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2024

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of September 30, 2024 and December 31, 2023, at an amortized cost of $51,070 and $45,606, respectively, net of allowance for credit losses of $67 and $42, respectively, and includes pledged fixed maturity securities of $502 and $489, respectively, related to secured trust deposits	$48,940	$42,373
Preferred securities, at fair value	460	621
Equity securities, at fair value	729	766
Derivative investments	1,401	797
Mortgage loans, net of allowance for credit losses of $69 and $66 as of September 30, 2024 and December 31, 2023, respectively	5,626	5,336
Investments in unconsolidated affiliates	3,874	3,334
Other long-term investments	780	703
Short-term investments	1,177	2,119
Total investments	62,987	56,049
Cash and cash equivalents, as of September 30, 2024 and December 31, 2023 includes $289 and $262, respectively, of pledged cash related to secured trust deposits	4,970	2,767
Trade and notes receivables, net of allowance for credit losses of $32 as of September 30, 2024 and December 31, 2023	443	442
Reinsurance recoverable, net of allowance for credit losses of $21 as of September 30, 2024 and December 31, 2023	12,409	8,977
Goodwill	5,272	4,830
Prepaid expenses and other assets	1,755	1,900
Market risk benefits asset	134	88
Lease assets	348	348
Other intangible assets, net	5,758	4,627
Title plants	422	418
Property and equipment, net	174	168
Total assets	$94,672	$80,614
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$55,468	$48,798
Future policy benefits	8,268	7,050
Accounts payable and accrued liabilities	4,375	3,009
Market risk benefits liability	603	403
Notes payable	4,186	3,887
Reserve for title claim losses	1,720	1,770
Funds withheld for reinsurance liabilities	9,980	7,083
Secured trust deposits	766	731
Lease liabilities	383	394
Income taxes payable	21	—
Deferred tax liability	—	29
Total liabilities	85,770	73,154
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of September 30, 2024 and December 31, 2023; outstanding of 274 and 273 as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,965	5,913
Retained earnings	5,671	5,244
Accumulated other comprehensive loss	(1,423)	(2,119)
Treasury stock, 56 shares as of September 30, 2024 and December 31, 2023, at cost	(2,131)	(2,130)
Total Fidelity National Financial, Inc. shareholders’ equity	8,082	6,908
Non-controlling interests	820	552
Total equity	8,902	7,460
Total liabilities and equity	$94,672	$80,614
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$571	$524	$1,575	$1,493
Agency title insurance premiums	789	728	2,166	1,991
Escrow, title-related and other fees	1,159	1,196	3,555	3,288
Interest and investment income	815	686	2,308	1,915
Recognized gains and losses, net	269	(356)	456	(367)
Total revenues	3,603	2,778	10,060	8,320
Expenses:
Personnel costs	810	734	2,316	2,166
Agent commissions	612	564	1,681	1,534
Other operating expenses	396	380	1,152	1,134
Benefits and other changes in policy reserves	1,095	292	2,864	1,921
Market risk benefit losses (gains)	71	(49)	80	(20)
Depreciation and amortization	189	153	545	438
Provision for title claim losses	61	57	168	157
Interest expense	56	44	152	129
Total expenses	3,290	2,175	8,958	7,459
Earnings before income taxes and equity in earnings of unconsolidated affiliates	313	603	1,102	861
Income tax expense	44	141	223	245
Earnings before equity in earnings of unconsolidated affiliates	269	462	879	616
Equity in earnings of unconsolidated affiliates	2	15	4	16
Net earnings	271	477	883	632
Less: Net earnings attributable to non-controlling interests	5	51	63	46
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$266	$426	$820	$586
Earnings per share
Net earnings per share attributable to common shareholders, basic	$0.98	$1.58	$3.03	$2.17
Net earnings per share attributable to common shareholders, diluted	$0.97	$1.57	$3.00	$2.16

Weighted average common shares outstanding - basic	272	270	271	270
Weighted average common shares outstanding - diluted	273	271	273	271

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings	$271	$477	$883	$632
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	1,082	(676)	913	(505)
Unrealized gain on investments in unconsolidated affiliates (2)	5	3	23	9
Unrealized gain (loss) on foreign currency translation (3)	5	(7)	(3)	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	2	12	(4)	90
Changes in current discount rate - future policy benefits (5)	(293)	229	(110)	186
Changes in instrument-specific credit risk - market risk benefits (6)	(25)	(10)	(5)	(7)
Other comprehensive (loss) earnings attributable to non-controlling interest (7)	(112)	63	(118)	31
Other comprehensive earnings (loss)	664	(386)	696	(197)
Comprehensive earnings	935	91	1,579	435
Less: Comprehensive earnings attributable to non-controlling interests	5	51	63	46
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$930	$40	$1,516	$389
_______________________________________

(1)Net of income tax expense (benefit) of $262 million and $(172) million for the three months ended September 30, 2024 and 2023, respectively, and $220 million and $(126) million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Net of income tax expense of $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $6 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Net of income tax expense (benefit) of $2 million and $(2) million for the three months ended September 30, 2024 and 2023, respectively, and $(9) million for the nine months ended September 30, 2023.
(4)Net of income tax expense (benefit) of $2 million for the three months ended September 30, 2023, and $(1) million and $22 million for the nine months ended September 30, 2024 and 2023, respectively.
(5)Net of income tax (benefit) expense of $(78) million and $61 million for the three months ended September 30, 2024 and 2023, respectively, and $(29) million and $49 million for the nine months ended September 30, 2024 and 2023, respectively.
(6)Net of income tax benefit of $6 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $1 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.
(7)Net of income tax (benefit) expense of $(28) million and $17 million for the three months ended September 30, 2024 and 2023, respectively, and $(30) million and $9 million for the nine months ended September 30, 2024 and 2023, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, June 30, 2023	328	$—	$5,883	$5,140	$(2,681)	55	$(2,113)	$448	$6,677
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(676)	—	—	—	(676)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	3	—	—	—	3
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	12	—	—	—	12
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(10)	—	—	—	(10)
Change in current discount rate - liability for future policy benefits	—	—	—	—	229	—	—	—	229
Stock-based compensation	—	—	12	—	—	—	—	2	14
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	—	(1)
F&G purchases of FG stock	—	—	—	—	—	—	—	(3)	(3)
Dividends declared, $0.45 per common share	—	—	—	(122)	—	—	—	—	(122)
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	63	—	—	(63)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(9)	(9)
Net earnings	—	—	—	426	—	—	—	51	477
Balance, September 30, 2023	328	$—	$5,895	$5,444	$(3,067)	55	$(2,114)	$426	$6,584

Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981
Exercise of stock options	1	—	7	—	—	—	—	—	7
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	1,082	—	—	—	1,082
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	2	—	—	—	2
Change in current discount rate — liability for future policy benefits	—	—	—	—	(293)	—	—	—	(293)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(25)	—	—	—	(25)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(112)	—	—	112	—
Stock-based compensation	—	—	15	—	—	—	—	(1)	14
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	—	1
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(17)	(17)
Net earnings	—	—	—	266	—	—	—	5	271
Balance, September 30, 2024	330	$—	$5,965	$5,671	$(1,423)	56	$(2,131)	$820	$8,902

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(505)	—	—	—	(505)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(1)	—	—	—	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	90	—	—	—	90
Change in current discount rate — liability for future policy benefits	—	—	—	—	186	—	—	—	186
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(7)	—	—	—	(7)
Other comprehensive earnings associated with noncontrolling interests	—	—	(1)	—	31	—	—	(30)	—
Stock-based compensation	—	—	39	—	—	—	—	4	43
Shares withheld for taxes in treasury	—	—	—	—	—	—	(1)	—	(1)
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(18)	(19)
Dividends declared, $1.35 per common share	—	—	—	(367)	—	—	—	—	(367)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Net earnings	—	—	—	586	—	—	—	46	632
Balance, September 30, 2023	328	$—	$5,895	$5,444	$(3,067)	55	$(2,114)	$426	$6,584

Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	1	—	17	—	—	—	—	—	17
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	913	—	—	—	913
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	23	—	—	—	23
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(3)	—	—	—	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(110)	—	—	—	(110)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss associated with noncontrolling interests			(1)	—	(118)			119	—
Stock-based compensation	—	—	47	—	—	—	—	1	48
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	136	136
Dividends declared, $1.44 per common share	—	—	—	(393)	—	—	—	—	(393)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(35)	(35)
Net earnings	—	—	—	820	—	—	—	63	883
Balance, September 30, 2024	330	$—	$5,965	$5,671	$(1,423)	56	$(2,131)	$820	$8,902
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net earnings	$883	$632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	545	438
Equity in earnings of unconsolidated affiliates	(4)	(16)
(Gain) loss on sales of investments and other assets and asset impairments, net	(132)	481
Interest credited/index credits to contractholder account balances	1,482	607
Change in market risk benefits, net	80	(20)
Deferred policy acquisition costs and deferred sales inducements	(1,061)	(771)
Charges assessed to contractholders for mortality and admin	(209)	(184)
Non-cash lease costs	99	102
Operating lease payments	(112)	(115)
Distributions from unconsolidated affiliates, return on investment	70	142
Stock-based compensation cost	48	43
Change in NAV of limited partnerships, net	(261)	(160)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	(372)	(112)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(28)	105
Change in future policy benefits	1,080	706
Change in funds withheld from reinsurers	2,895	2,418
Net (increase) decrease in trade receivables	(18)	37
Net decrease in reserve for title claim losses	(50)	(41)
Net change in income taxes	25	54
Net change in other assets and other liabilities	360	(131)
Net cash provided by operating activities	5,320	4,215
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	7,995	4,190
Additions to property and equipment, capitalized software and title plants	(116)	(101)
Purchases of investment securities	(12,642)	(10,660)
Net proceeds from sales and maturities of short-term investment securities	983	1,882
Acquisitions and dispositions	(570)	(299)
Additional investments in unconsolidated affiliates	(903)	(1,061)
Distributions from unconsolidated affiliates, return of investment	224	302
Net other investing activities	13	(13)
Net cash used in investing activities	(5,016)	(5,760)
Cash flows from financing activities:
Debt offering	550	500
Debt service payments	(250)	(8)
F&G Credit Agreement repayments, net	—	(35)
Dividends paid	(391)	(366)
Subsidiary dividends paid to non-controlling interest shareholders	(34)	(24)
Exercise of stock options	17	—
Net change in secured trust deposits	35	(9)
Additional investment in consolidated subsidiaries	(21)	(20)
Payment of contingent consideration for prior period acquisitions	(13)	(6)
Contractholder account deposits	8,574	5,718
Contractholder account withdrawals	(6,568)	(3,258)
F&G repurchases of F&G stock	—	(18)
Purchases of treasury stock	—	(6)
Net cash provided by financing activities	1,899	2,468
Net increase in cash and cash equivalents	2,203	923
Cash and cash equivalents at beginning of period	2,767	2,286
Cash and cash equivalents at end of period	$4,970	$3,209
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
Recent Developments
6.25% F&G Senior Notes
On October 4, 2024, F&G completed its public offering of its 6.25% Senior Notes due 2034 in aggregate principal amount of $500 million (the “6.25% F&G Notes”). The 6.25% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on its revolving credit facility. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, including the support of organic growth opportunities. The 6.25% F&G Notes were registered under the registered under the Securities Act of 1934 (as amended) (the "Securities Act").
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
Acquisition of PALH
On July 18, 2024, F&G acquired 100% of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration to acquire the remaining 70% equity is approximately $314 million, comprised of cash of $215 million, settlement of a prepaid asset of $8 million, acquisition date fair value of the previously held interests of $92 million, net of $1 million cash acquired.
6.50% F&G Senior Notes
On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 6.50% F&G Notes were registered under the Securities Act. For further information related to the 6.50% F&G Notes refer to Note O Notes Payable.

Consent Solicitation
On April 23, 2024, we announced the successful completion of consent solicitations of the holders of each of our 4.50% Senior Notes due 2028 (the “2028 Notes”), 3.40% Senior Notes due 2030 (the “2030 Notes”), 2.45% Senior Notes due 2031 (the “2031 Notes”), and 3.20% Senior Notes due 2051 (the “2051 Notes” and, collectively with the 2028 Notes, 2030 Notes, and the 2031 Notes, the “Notes”; and each a “series of Notes”) to effect a certain amendment (the “Proposed Amendment”) to the indenture governing the Notes (the “Indenture”) with respect to each series of Notes, as described below. A supplemental indenture giving effect to the Proposed Amendment with respect to each series of Notes was executed promptly. Upon its execution, the supplemental indenture was effective and constituted a binding agreement between the Company and the trustee.
As described in the Consent Solicitation Statement dated April 16, 2024, we would have paid a consent fee to the holders of each series of Notes who validly delivered their consents at or prior to the Expiration Time immediately prior to the consummation of our proposed redomestication from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada (the “Redomestication”). The Redomestication required the affirmative vote of a majority of our outstanding common stock, which we did not receive. Given the Redomestication was not approved by our shareholders, we will not be paying the consent fee to the holders of our Notes and the supplemental indenture was terminated in accordance with its terms.
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
Amendment to the F&G Credit Agreement
On February 16, 2024, F&G entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date from November 22, 2025 to November 22, 2027 and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. For more information related to the Second Amended and Restated F&G Credit Agreement refer to Note O Notes Payable.
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
Under the terms of the agreement, we have agreed to invest $250 million in exchange for 5 million shares of F&G's 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the "Mandatory Convertible Preferred Stock"). Each share of Mandatory Convertible Preferred Stock will have a liquidation preference of $50.00 per share. Unless earlier converted at the option of the holder, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of common stock of F&G on January 15, 2027 (the "Mandatory Conversion Date"). Upon conversion on the Mandatory Conversion Date, the conversion rate for each share of the Mandatory Convertible Preferred Stock will be no more than 1.1111 shares of common stock and no less than 0.9456 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the value of F&G's common stock. The preferred stock investment in F&G is eliminated upon consolidation.

Income Tax
Income tax expense was $44 million and $141 million in the three months ended September 30, 2024 and 2023, respectively, and $223 million and $245 million in the nine months ended September 30, 2024 and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 14% and 23% in the three months ended September 30, 2024 and 2023, respectively, and 20% and 28% in the nine months ended September 30, 2024 and 2023, respectively. The decreases in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to more valuation allowance being released in the three months ended September 30, 2024 as compared to the corresponding period in 2023, and less valuation allowance being recorded in the nine months ended September 30, 2024 as compared to the corresponding period in 2023.
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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and nine months ended September 30, 2024. There were fewer than 1 million antidilutive instruments outstanding during the three and nine months ended September 30, 2023.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated funded owned distribution investments and their affiliates of approximately $16 million and $37 million for the three months ended September 30, 2024 and 2023 respectively, and $110 million and $114 million for the nine months ended September 30, 2024 and 2023, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Earnings.
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

Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We did not early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): The amendment in this update enhances the transparency of certain expense captions by disclosing more granular information of specific expenses within those captions such as personnel cost, depreciation and amortization. The amendment also requires additional qualitative descriptions of such expenses. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We are currently evaluating our adoption timing and are in the process of assessing its impact on our disclosures upon adoption.

Summary of Updated Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2023, we have updated the following significant accounting policy, which has been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements:
Market Risk Benefits (“MRBs”)
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate, and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on fixed index annuity ("FIA") products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit, guaranteed minimum withdrawal benefit (“GMWB”) riders, and guaranteed minimum accumulation benefit riders. In certain reinsurance transactions, the underlying risks ceded to a reinsurer contain MRBs.
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach, where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options, and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread, which reflects the credit of the reinsurer. MRBs can either be in an asset or liability position and are presented separately on the unaudited Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value, net, are recognized in Market risk benefits (gains) losses in the unaudited Condensed Consolidated Statements of Earnings, except for the change in fair value due to a change in our instrument-specific credit risk, which is recognized in the unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note C Fair Value of Financial Instruments and Note P Market Risk Benefits.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2024	2023
	(In millions)
Beginning balance	$1,770	$1,810
Change in insurance recoverable	(14)	(1)
Claim loss provision related to:
Current year	168	157
Total title claim loss provision	168	157
Claims paid, net of recoupments related to:
Current year	(13)	(8)
Prior years	(191)	(190)
Total title claims paid, net of recoupments	(204)	(198)
Ending balance of claim loss reserve for title insurance	$1,720	$1,768
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
In connection with the alcoholic beverage license scheme, the SEC filed a civil enforcement proceeding asserting claims for securities fraud against Champion-Cain and ANI in a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, pending in the United States District Court for the Southern District of California. The receiver, who was appointed by the court to preserve the assets of the defendant affiliated entities, then filed a lawsuit in San Diego County Superior Court against the Named Companies seeking damages in a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co. The Named Companies reached a global settlement with the receiver and several other investor claimants and jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement barring further claims against the Named Companies (“Settlement and Bar Order”). After her receipt of the settlement funds, the receiver dismissed the lawsuit against the Named Companies. Some of the non-joining investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). Appellate oral argument was held on August 13, 2024, and a decision is pending with the court.

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
Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, additional reserve adjustments may be required in future periods to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

Note C — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability. We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with net asset value. The three-level hierarchy for fair value measurement is defined as follows:
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

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$4,970	$—	$—	$—	$4,970
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	7,779	8,184	—	15,963
Commercial mortgage-backed securities	—	5,179	—	—	5,179
Corporates	78	19,166	2,728	—	21,972
Hybrids	37	559	—	—	596
Municipals	—	1,515	—	—	1,515
Residential mortgage-backed securities	—	2,597	3	—	2,600
U.S. Government	797	6	—	—	803
Foreign Governments	—	307	5	—	312
Short term investments	1,013	8	156	—	1,177
Preferred securities	199	253	8	—	460
Equity securities	657	—	13	59	729
Derivative investments	—	1,401	—	—	1,401
Investment in unconsolidated affiliates	—	—	272	—	272
Market risk benefits asset	—	—	134	—	134
Other assets	—	—	55	—	55
Other long-term investments	—	—	38	—	38
Total financial assets at fair value	$7,751	$38,770	$11,596	$59	$58,176
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in contractholder funds	—	—	5,411	—	5,411
Reinsurance related embedded derivative	—	34	—	—	34
Equity options	5	—	—	—	5
Contingent consideration obligation	—	—	69	—	69
Market risk benefits liability	—	—	603	—	603
Total financial liabilities at fair value	$5	$34	$6,083	$—	$6,122

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,767	$—	$—	$—	$2,767
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,220	7,122	—	14,342
Commercial mortgage-backed securities	—	4,457	18	—	4,475
Corporates	25	15,892	1,979	—	17,896
Hybrids	95	523	—	—	618
Municipals	—	1,562	49	—	1,611
Residential mortgage-backed securities	—	2,426	3	—	2,429
U.S. Government	662	16	—	—	678
Foreign Governments	—	308	16	—	324
Short term investments	2,111	8	—	—	2,119
Preferred securities	214	399	8	—	621
Equity securities	692	—	15	59	766
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Market risk benefits asset	—	—	88	—	88
Other long-term investments	—	—	37	—	37
Total financial assets at fair value	$6,566	$33,703	$9,677	$59	$50,005
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,258	$—	$4,258
Market risk benefits liability	—	—	403	—	403
Equity options	1	—	—		1
Total financial liabilities at fair value	$1	$—	$4,661	$—	$4,662

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2024 or December 31, 2023.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options and put options (together referred to as “equity options”), futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3. Effective September 30, 2024, pricing for certain derivatives was obtained from internal models using substantially all market observable inputs, and those derivatives were transferred out of Level 3 to Level 2.

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
The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier as of September 30, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investments in Unconsolidated affiliates
We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ EBITDA. The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.
Short-term Investments
The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Other Long-term Investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to an equity option on the NAV of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note E Derivative Financial Instruments.
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
Other Assets
Mortgage servicing rights are measured at fair value using a discounted cash flow model, which incorporates assumptions that market participants use in estimating future net servicing income cash flows. These assumptions include estimates of prepayment rates, discount rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and ancillary income.
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
MRBs
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options, and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread, which reflects the credit of the reinsurer. See further discussion on MRBs in Note P Market Risk Benefits.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2024 and December 31, 2023 are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2024
	(In millions)			September 30, 2024
Assets
Asset-backed securities	$99	Third-Party Valuation	Discount Rate	4.82% - 6.71% (5.83%)
Corporates	4	Discounted Cash Flow	Discount Rate	29.17% - 100.00% (73.00%)
Corporates	741	Third-Party Valuation	Discount Rate	3.55% - 20.69% (6.47%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.19% - 5.19% (5.19%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.91% - 6.91% (6.91%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.8x - 15.1x (11.7x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	7	Discounted Cash Flow	Discount rate	11.20% - 11.20% (11.20%)
		Market Comparable Company Analysis	EBITDA multiple	5.1x - 5.1x (5.1x)
Other assets	55	Discounted Cash Flow	Discount Rate	9.27% - 13.40% (11.34%)
			Conditional Prepayment Rate	6.67% -15.71% (11.19%)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	134	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.22%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			GMWB Utilization	50.00% - 60.00% (50.57%)
Total financial assets at fair value (a)	$1,355
Liabilities
Derivatives:
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$5,411	Discounted Cash Flow	Market Value of Option	0.00% - 30.14% (4.21%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (7.23%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			Option Cost	0.07% - 5.70% (2.61%)
Contingent consideration	69	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.00% - 13.00% (13.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.00% - 6.00% (6.00%)
Market risk benefits liability	603	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.22%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			GMWB Utilization	50.00% - 60.00% (50.57%)
Total financial liabilities at fair value	$6,083
(a) Assets of $10,241 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023
	(In millions)			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Corporates	8	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	7	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% -23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% -60.00% (50.81%)
Total financial assets at fair value (a)	$1,312
Liabilities
Derivatives
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			Option Cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$4,661
(a) Assets of $8,365 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2024
	Balance at Beginning of Period	Total (Losses) Gains		Purchases	Sales	Settlements	Net Transfer Out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,042	$(3)	$77	$515	$(30)	$(358)	$(59)	$8,184	$77
Commercial mortgage-backed securities	15	—	—	—	—	—	(15)	—	—
Corporates	2,355	(2)	67	354	—	(43)	(3)	2,728	64
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	13	—	—	—	—	—	—	13	—
Interest Rate Swaps	8	—	(1)	—	—	—	(7)	—	—
Investment in unconsolidated affiliates (b)	358	6	—	—	—	—	(92)	272	—
Short term investments	71	—	—	85	—	—	—	156	—
Other assets	50	(3)	—	8	—	—	—	55	—
Other long-term investments:
Available-for-sale embedded derivative	31	—	3	—	—	—	—	34	3
Credit linked note	6	—	—	—	—	(2)	—	4	—
Subtotal Level 3 assets at fair value	$10,965	$(2)	$146	$962	$(30)	$(403)	$(176)	$11,462	$144
Market risk benefits asset (c)	103							134
Total Level 3 assets at fair value	$11,068							$11,596
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	4,848	308	—	390	—	(135)	—	5,411	—
Interest rate swaps	28	—	—	—	—	—	(28)	—	—
Contingent consideration	63	6	—	—	—	—	—	69	—
Subtotal Level 3 liabilities at fair value	$4,939	$314	$—	$390	$—	$(135)	$(28)	$5,480	$—
Market risk benefits liability (c)	459							603
Total Level 3 liabilities at fair value	$5,398							$6,083
(a) The net transfers out of Level 3 during the three months ended September 30, 2024 were exclusively to Level 2.
(b) The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH prior to the majority acquisition on July 18, 2024. Refer to Note N Acquisitions for details of the PALH majority acquisition.
(c) Refer to Note P Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

	Three months ended September 30, 2023
	Balance at Beginning of Period	Total (Losses) Gains		Purchases	Sales	Settlements	Net Transfer Out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,510	$(45)	$75	$536	$(27)	$(171)	$(121)	$6,757	$75
Commercial mortgage-backed securities	17	—	—	10	—	—	—	27	—
Corporates	1,628	—	(21)	162	—	(24)	(1)	1,744	(21)
Municipals	49	—	(2)	—	—	—	—	47	(2)
Residential mortgage-backed securities	28	—	(1)	—	—	(1)	(23)	3	(1)
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	197	—	—	75	—	—	—	272	—
Short term investments	126	—	—	65	(19)	(103)	—	69	—
Preferred securities	7	—	1	—	—	—	—	8	1
Equity securities	14	1	—	—	—	—	—	15	—
Other long-term investments:
Available-for-sale embedded derivative	26	—	(3)	—	—	—	—	23	(3)
Credit linked note	13	—	—	—	—	(1)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,641	$(44)	$49	$848	$(46)	$(300)	$(145)	$9,003	$49
Market risk benefits asset (b)	118							118
Total Level 3 assets at fair value	$8,759							$9,121
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	3,821	(796)	—	576	—	(45)	—	3,556	—
Interest rate swaps	—	16	—	—	—	—	—	16
Subtotal Level 3 liabilities at fair value	$3,821	$(780)	$—	$576	$—	$(45)	$—	$3,572	$—
Market risk benefits liability (b)	313							278
Total Level 3 liabilities at fair value	$4,134							$3,850
(a) The net transfers out of Level 3 during the three months ended September 30, 2023 were exclusively to Level 2.
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

	Nine months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$12	$187	$1,981	$(109)	$(904)	$(105)	$8,184	$184
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,979	(2)	79	873	(96)	(85)	(20)	2,728	77
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(2)	—	—	—	—	—	13	—
Interest Rate Swaps	57	(50)	—	—	—	—	(7)	—	1
Investment in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Other assets	—	(3)	—	58	—	—	—	55	—
Short term investments	—	—	—	156	—	—	—	156	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	7	—	—	—	—	34	7
Credit linked note	10	1	—	—	—	(7)	—	4	—
Subtotal Level 3 assets at fair value	$9,589	$35	$274	$3,127	$(255)	$(1,007)	$(301)	$11,462	$270
Market risk benefits asset (c)	88							134
Total Level 3 assets at fair value	$9,677							$11,596
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	$452	$—	$1,011	$—	$(310)	$—	$5,411	$—
Interest rate swaps	—	28	—	—	—	—	(28)	—	—
Contingent consideration (d)	—	21	—	48	—	—	—	69	—
Subtotal Level 3 liabilities at fair value	$4,258	$501	$—	$1,059	$—	$(310)	$(28)	$5,480	$—
Market risk benefits liability (c)	403							603
Total Level 3 liabilities at fair value	$4,661							$6,083
(a) The net transfers out of Level 3 during the three months ended September 30, 2024 were exclusively to Level 2.
(b) The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH prior to the majority acquisition on July 18, 2024. Refer to Note N Acquisitions for details of the PALH majority acquisition.
(c) Refer to Note P Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.
(d) The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note N Acquisition for more     information.

	Nine months ended September 30, 2023
	Balance at Beginning of Period	Total (Losses) Gain		Purchases	Sales	Settlements	Net Transfer (Out) In of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(56)	$108	$1,331	$(125)	$(557)	$(207)	$6,757	$107
Commercial mortgage-backed securities	37	—	1	22	—	—	(33)	27	1
Corporates	1,440	(1)	(77)	423	(1)	(43)	3	1,744	(77)
Municipals	29	—	18	—	—	—	—	47	18
Residential mortgage-backed securities	302	1	7	32	—	(9)	(330)	3	7
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	249	—	—	—	272	—
Short term investments	—	—	—	191	(19)	(103)	—	69	—
Preferred securities	1	—	1	—	—	—	6	8	1
Equity securities	10	1	—	—	—	—	4	15	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	—	—	—	—	—	23	—
Credit linked note	15	—	—	—	—	(3)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal Level 3 assets at fair value	$8,169	$(55)	$58	$2,248	$(145)	$(715)	$(557)	$9,003	$57
Market risk benefits asset (b)	117							118
Total Level 3 assets at fair value	$8,286							$9,121
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	3,115	(214)	—	765	—	(110)	—	3,556	—
Interest rate swaps	—	16	—	—	—	—	—	16	—
Subtotal Level 3 liabilities at fair value	$3,115	$(198)	$—	$765	$—	$(110)	$—	$3,572	$—
Market risk benefits liability (b)	282							278
Total Level 3 liabilities at fair value	$3,397							$3,850
(a) The net transfers out of Level 3 during the nine months ended September 30, 2023 were exclusively to Level 2
(b) Refer to Note P Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

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
Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on internal credit rating, maturity, and future income. This yield-based approach is sourced from our third-party vendor. The internal ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner typically on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting were $208 million and $263 million as of September 30, 2024 and December 31, 2023, respectively.
Policy Loans (included within Other long-term investments)
Policy loans are reported at the unpaid principal balance and are fully collateralized by the cash surrender value of underlying insurance policies. The carrying value of the policy loans approximates the fair value and are classified as Level 3 in the fair value hierarchy.
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
Investment Contracts
Investment contracts include deferred annuities (indexed annuities and fixed rate annuities), IUL policies, funding agreements and pension risk transfers ("PRT"), and immediate annuity contracts without life contingencies. The indexed annuities/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (indexed annuities and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,342	—	2,342	2,572
Residential mortgage loans	—	—	2,830	—	2,830	3,054
Investments in unconsolidated affiliates	—	—	4	3,390	3,394	3,394
Policy loans	—	—	94	—	94	94
Other invested assets	22	—	—	47	69	69
Company-owned life insurance	—	—	426	—	426	426
Trade and notes receivables, net of allowance	—	—	443	—	443	443
Total	$22	$153	$6,139	$3,437	$9,751	$10,205

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$44,762	$—	$44,762	$55,057
Debt	—	3,986	—	—	3,986	4,186
Total	$—	$3,986	$44,762	$—	$48,748	$59,243

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Other invested assets	17	—	—	42	59	59
Company-owned life insurance	—	—	397	—	397	397
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$17	$138	$5,715	$2,821	$8,691	$9,229

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	3,568	—	—	3,568	3,887
Total	$—	$3,568	$40,229	$—	$43,797	$48,427
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"), net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,986	$(12)	$264	$(275)	$15,963
Commercial mortgage-backed securities	5,359	(49)	61	(192)	5,179
Corporates	23,673	(5)	396	(2,092)	21,972
Hybrids	609	—	6	(19)	596
Municipals	1,682	—	20	(187)	1,515
Residential mortgage-backed securities	2,617	(1)	61	(77)	2,600
U.S. Government	800	—	9	(6)	803
Foreign Governments	344	—	5	(37)	312
Total available-for-sale securities	$51,070	$(67)	$822	$(2,885)	$48,940

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$14,631	$(11)	$191	$(469)	$14,342
Commercial mortgage-backed/asset-backed securities	4,797	(22)	23	(323)	4,475
Corporates	20,133	(6)	186	(2,417)	17,896
Hybrids	668	—	3	(53)	618
Municipals	1,826	—	14	(229)	1,611
Residential mortgage-backed securities	2,507	(3)	29	(104)	2,429
U.S. Government	679	—	8	(9)	678
Foreign Governments	365	—	3	(44)	324
Total available-for-sale securities	$45,606	$(42)	$457	$(3,648)	$42,373

Securities held on deposit with various state regulatory authorities had a fair value of $150 million and $141 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company held $29 million and $47 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of September 30, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $531 million and $481 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,123 million and $4,345 million as of September 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2024		December 31, 2023
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$890	$885	$703	$687
Due after one year through five years	4,996	4,985	4,320	4,209
Due after five years through ten years	4,975	4,981	3,195	3,048
Due after ten years	16,247	14,347	15,453	13,183
Subtotal	27,108	25,198	23,671	21,127
Other securities, which provide for periodic payments:
Asset-backed securities	15,986	15,963	14,631	14,342
Commercial mortgage-backed securities	5,359	5,179	4,797	4,475
Residential mortgage-backed securities	2,617	2,600	2,507	2,429
Subtotal	23,962	23,742	21,935	21,246
Total fixed maturity available-for-sale securities	$51,070	$48,940	$45,606	$42,373

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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage-backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost are necessary:
• We believe amounts related to securities have become uncollectible;
• We intend to sell a security; or
• It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of September 30, 2024 and December 31, 2023, our allowance for expected credit losses for AFS securities was $67 million and $42 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$583	$(19)	$3,447	$(237)	$4,030	$(256)
Commercial mortgage-backed securities	209	(5)	1,682	(168)	1,891	(173)
Corporates	1,382	(8)	10,698	(2,084)	12,080	(2,092)
Hybrids	47	(1)	393	(18)	440	(19)
Municipals	82	(1)	1,089	(186)	1,171	(187)
Residential mortgage-backed securities	188	(3)	447	(68)	635	(71)
U.S. Government	268	(1)	130	(5)	398	(6)
Foreign Government	23	(2)	170	(36)	193	(38)
Total available-for-sale securities	$2,782	$(40)	$18,056	$(2,802)	$20,838	$(2,842)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						585
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,393
Total number of available-for-sale securities in an unrealized loss position						2,978

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	819	(53)	1,922	(235)	2,741	(288)
Corporates	2,387	(134)	10,739	(2,283)	13,126	(2,417)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	399	(49)	920	(179)	1,319	(228)
Residential mortgage-backed securities	336	(5)	662	(89)	998	(94)
U.S. Government	84	—	159	(9)	243	(9)
Foreign Government	49	(3)	188	(41)	237	(44)
Total available-for-sale securities	$5,841	$(302)	$20,908	$(3,291)	$26,749	$(3,593)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,035
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,846
Total number of available-for-sale securities in an unrealized loss position						3,881

The unrealized losses as of September 30, 2024 and December 31, 2023 were caused by higher treasury rates compared to those at the time of the F&G acquisition or purchase of the security if later. For securities in an unrealized loss position as of September 30, 2024, our allowance for expected credit loss was $67 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 4% and 5% of our total investments as of September 30, 2024 and December 31, 2023, respectively. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$17	1%	$18	1%
Industrial	617	24	616	24
Mixed Use	11	—	11	—
Multifamily	1,006	39	1,012	40
Office	356	14	316	13
Retail	99	4	102	4
Student Housing	83	3	83	3
Other	401	15	392	15
Total commercial mortgage loans, gross of valuation allowance	$2,590	100%	$2,550	100%
Allowance for expected credit loss	(18)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,572		$2,538

U.S. Region:
East North Central	$98	4%	$151	6%
East South Central	75	3	75	3
Middle Atlantic	354	14	354	14
Mountain	409	16	352	14
New England	164	6	168	6
Pacific	713	27	766	30
South Atlantic	595	23	563	22
West North Central	22	1	4	—
West South Central	160	6	117	5
Total commercial mortgage loans, gross of valuation allowance	$2,590	100%	$2,550	100%
Allowance for expected credit loss	(18)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,572		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of September 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$140	$221	$289	$1,253	$469	$209	$2,581
30-89 days past due	—	—	—	—	—	9	9
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590

Charge offs	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances as of September 30, 2024 and December 31, 2023:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2024	(In millions)
LTV Ratios:
Less than 50.00%	$499	$8	$9	$516	20%	$501	21%
50.00% to 59.99%	749	59	12	820	31	752	32
60.00% to 74.99%	1,182	57	—	1,239	48	1,074	46
75.00% to 84.99%	—	6	9	15	1	15	1
CMLs	$2,430	$130	$30	$2,590	100%	$2,342	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30	679	30
60.00% to 74.99%	1,160	56	—	1,216	48	1,028	46
75.00% to 84.99%	—	6	9	15	1	14	1
CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$58	$93	$18	$74	$189	$84	$516
50.00% to 59.99%	59	53	149	267	158	134	820
60.00% to 74.99%	23	69	113	912	122	—	1,239
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590
Commercial mortgages
DSCR
Greater than 1.25x	$72	$161	$278	$1,241	$469	$209	$2,430
1.00x - 1.25x	67	60	3	—	—	—	130
Less than 1.00x	1	—	8	12	—	9	30
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages	(In millions)
LTV
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
Commercial mortgages
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2024, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above compared to none at December 31, 2023.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of September 30, 2024 and December 31, 2023. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	September 30, 2024
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$160	5%
All other states (a)	2,945	95
Total RMLs, gross of valuation allowance	3,105	100%
Allowance for expected credit loss	(51)
Total RMLs, net of valuation allowance	$3,054
(a)     The individual concentration of each state is less than 5% as of September 30, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:	(In millions)
Florida	$163	6%
New York	129	5
Texas	129	5
All other states (a)	2,431	84
Total RMLs, gross of valuation allowance	2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a)     The individual concentration of each state is less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2024 and December 31, 2023, was as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$3,031	98%	$2,795	98%
Non-performing	74	2	57	2
Total RMLs, gross of valuation allowance	3,105	100%	2,852	100%
Allowance for expected loan loss	(51)		(54)
Total RMLs, net of valuation allowance	$3,054		$2,798
There were no charge offs recorded by RMLs during the nine months ended September 30, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances:

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$387	$372	$928	$822	$168	$317	$2,994
30-89 days past due	6	3	9	8	4	7	37
90 days or more past due	—	2	9	28	10	25	74
Total residential mortgages	$393	$377	$946	$858	$182	$349	$3,105

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total residential mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$74	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$74	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2024 and 2023.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2024 and December 31, 2023, we had $74 million and $57 million, respectively, of mortgage loans that were over 90 days past due.
As of September 30, 2024 and December 31, 2023, we had $73 million and $41 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness, or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three and nine month periods ended September 30, 2024 and 2023.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(50)	$(14)	$(64)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(1)	(4)	(5)	3	(6)	(3)
Ending Balance	$(51)	$(18)	$(69)	$(51)	$(18)	$(69)

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(51)	$(13)	$(64)	$(32)	$(10)	$(42)
Provision (expense) benefit for loan losses	2	(2)	—	(17)	(5)	(22)
Ending Balance	$(49)	$(15)	$(64)	$(49)	$(15)	$(64)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and nine months ended September 30, 2024 and 2023.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$583	$493	$1,679	$1,405
Equity securities	8	8	26	24
Preferred securities	7	12	25	39
Mortgage loans	69	59	200	167
Invested cash and short-term investments	72	39	172	106
Limited partnerships	84	69	234	171
Tax deferred property exchange income	36	44	102	128
Other investments	32	25	88	63
Gross investment income	891	749	2,526	2,103
Investment expense	(76)	(63)	(218)	(188)
Interest and investment income	$815	$686	$2,308	$1,915

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $181 million and $102 million for the three months ended September 30, 2024 and 2023, respectively, and $463 million and $236 million for the nine months ended September 30, 2024 and 2023, respectively.
Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net realized (losses) gains on fixed maturity available-for-sale securities	$(1)	$(32)	$3	$(137)
Net realized/unrealized gains (losses) on equity securities (1)	48	(33)	48	(37)
Net realized/unrealized gains (losses) on preferred securities (2)	17	1	29	(7)
Net realized/unrealized gains (losses) on other invested assets	3	9	73	(20)
Change in allowance for expected credit losses	—	(7)	(32)	(30)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	30	(30)	65	(184)
Unrealized gains (losses) on certain derivative instruments	347	(297)	450	14
Change in fair value of reinsurance related embedded derivatives (3)	(178)	36	(186)	34
Change in fair value of other derivatives and embedded derivatives	3	(3)	6	—
Realized gains (losses) on derivatives and embedded derivatives	202	(294)	335	(136)
Recognized gains and losses, net	$269	$(356)	$456	$(367)
(1) Includes net valuation gains (losses) of $31 million and $(22) million for the three months ended September 30, 2024 and 2023, respectively, and net valuation losses of $(42) million and $(12) million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Includes net valuation gains of $18 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and net valuation gains of $30 million and $52 million for the nine months ended September 30, 2024 and 2023, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $177 million and $(186) million for the three and nine months ended September 30, 2024, respectively, and $43 million and $42 million for the three and nine months ended September 30, 2023.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$1,476	$880	$2,638	$1,978
Gross gains	18	—	36	7
Gross losses	(20)	(27)	(52)	(109)
Unconsolidated Variable Interest Entities
We own investments in variable interest entities ("VIEs") that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary,’ a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities, and residential mortgage-backed securities included in fixed maturity securities available for sale on our unaudited Condensed Consolidated Balance Sheets.
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,666	$4,814	$3,071	$4,806
Fixed maturity securities	23,343	24,120	20,837	22,346
Total unconsolidated VIE investments	$27,009	$28,934	$23,908	$27,152

Note E — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Assets:
Derivative investments:
Equity options	$1,293	$739
Interest rate swaps	108	57
Other derivative investments	—	1
Other long-term investments:
Other embedded derivatives	34	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	—	152
Total	$1,435	$977

Liabilities
Contractholder funds:
Indexed annuities/IUL embedded derivatives	$5,411	$4,258
Accounts payable and accrued liabilities:
Reinsurance related embedded derivative	34	—
Equity Options	4	1
Total	$5,449	$4,259
The change in fair value of derivative instruments included within Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net investment gains (losses):
Equity options	$260	$(308)	$487	$(155)
Interest rate swaps	114	(19)	9	(19)
Futures contracts	7	(4)	18	1
Other derivative investments	(4)	4	1	3
Other embedded derivatives	3	(3)	6	—
Reinsurance related embedded derivatives	(178)	36	(186)	34
Total net investment gains (losses)	$202	$(294)	$335	$(136)

Benefits and other changes in policy reserves:
Indexed annuities/IUL embedded derivatives increase	$563	$(265)	$1,153	$441
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
Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Notional Amount	Fair Value	Collateral	Net Credit Risk
	(In millions)
September 30, 2024	$35,561	$1,393	$1,351	$53
December 31, 2023	29,968	796	775	39

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2024 and December 31, 2023 counterparties posted collateral of $1,351 million and $775 million, respectively, of which $1,133 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $53 million as of September 30, 2024 and $39 million as of December 31, 2023.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost.
We held 392 and 439 futures contracts as of September 30, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 million and $4 million, as of September 30, 2024 and December 31, 2023, respectively.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $17 million and $10 million as of September 30, 2024 and December 31, 2023, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are proceeding under MDL Case No. 1:23-md-03083-ADB-PGL. Plaintiffs filed amendments to their complaints, and Defendants filed their omnibus motion to dismiss for lack of Article III standing on July 23, 2024. The case is proceeding under a modified bellweather structure to decide critical issues and facilitate reciprocal discovery. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries is a party to a consolidated putative nationwide class action, In Re: LoanCare Data Security Breach Litigation, Case No. 3:23cv1508, pending in the U.S. District Court for the Middle District of Florida and originating from the consolidation of putative class actions filed in the U.S. District Courts for the Middle District of Florida, the Central District of California, and the Western District of Missouri. On March 19, 2024, plaintiffs filed their consolidated class action complaint on behalf of a nationwide class, along with a California subclass and a Florida subclass, alleging common law tort and contract claims and certain state statutory claims. The parties mediated the case on July 25, 2024, and reached an agreement in principle to resolve the case on a class-wide basis. The parties have sought preliminary court approval of the class-wide settlement. If approved, once the settlement administrator disburses all the funds, final court approval of the settlement will be sought, and the case dismissed.

On May 28, 2024, a lawsuit styled Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware against Fidelity National Financial, Inc. (“FNF”), in its capacity as F&G Annuities & Life Inc.’s (“F&G”) controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, alleging breach of fiduciary duty related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon an unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer, and the remaining defendants, including FNF, filed their motion to dismiss Plaintiff’s complaint. On September 23, 2024, Plaintiff voluntarily dismissed its action against William P. Foley, leaving FNF’s motion to dismiss fully briefed and a decision pending with the court. The remaining defendants will vigorously contest the Plaintiff’s claims in the action.

From time to time, we receive inquiries and requests for information from state insurance departments, attorneys general, and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries, and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our business, operations, or financial results.

F&G Commitments
In our F&G segment, we have unfunded commitments as of September 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2024 is included below:

September 30, 2024
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,148
Whole loans	949
Fixed maturity securities, ABS	359
Direct Lending	273
Other fixed maturity securities, AFS	43
Commercial mortgage loans	79
Other assets	145
Other invested assets	109
Total	$3,105
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. There was a $6 million balance outstanding as of September 30, 2024, and the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note N Acquisitions for more information on the Roar acquisition.

Note G — Dividends
On November 6, 2024, our Board of Directors declared cash dividends of $0.50 per share, payable on December 31, 2024, to FNF common shareholders of record as of December 17, 2024.

Note H — Segment Information
Summarized financial information concerning our reportable segments is shown in the following tables.
As of and for the three months ended September 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$1,360	$—	$—	$—	$1,360
Other revenues	581	526	52	—	1,159
Revenues from external customers	1,941	526	52	—	2,519
Interest and investment income, including recognized gains and losses, net	155	918	37	(26)	1,084
Total revenues	2,096	1,444	89	(26)	3,603
Depreciation and amortization	35	147	7	—	189
Interest expense	—	36	20	—	56
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	372	(30)	(3)	(26)	313
Income tax expense (benefit)	73	(25)	(4)	—	44
Earnings (loss) before equity in earnings of unconsolidated affiliates	299	(5)	1	(26)	269
Equity in earnings of unconsolidated affiliates	2	—	—	—	2
Net earnings (loss) from continuing operations	$301	$(5)	$1	$(26)	$271
Assets	$8,046	$84,110	$2,516	$—	$94,672
Goodwill	2,800	2,179	293	—	5,272

As of and for the three months ended September 30, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$1,252	$—	$—	$—	$1,252
Other revenues	577	582	37	—	1,196
Revenues from external customers	1,829	582	37	—	2,448
Interest and investment income, including recognized gains and losses, net	46	269	37	(22)	330
Total revenues	1,875	851	74	(22)	2,778
Depreciation and amortization	39	108	6	—	153
Interest expense	—	24	20	—	44
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	248	380	(3)	(22)	603
Income tax expense (benefit)	73	74	(6)	—	141
Earnings (loss) before equity in earnings of unconsolidated affiliates	175	306	3	(22)	462
Equity in earnings of unconsolidated affiliates	15	—	—	—	15
Net earnings (loss) from continuing operations	$190	$306	$3	$(22)	$477
Assets	$8,136	$63,596	$2,270	$—	$74,002
Goodwill	2,789	1,749	292	—	4,830

As of and for the nine months ended September 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$3,741	$—	$—	$—	$3,741
Other revenues	1,636	1,772	147	—	3,555
Revenues from external customers	5,377	1,772	147	—	7,296
Interest and investment income, including recognized gains and losses, net	313	2,413	118	(80)	2,764
Total revenues	5,690	4,185	265	(80)	10,060
Depreciation and amortization	106	417	22	—	545
Interest expense	—	94	58	—	152
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	825	366	(9)	(80)	1,102
Income tax expense (benefit)	190	51	(18)	—	223
Earnings (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates	635	315	9	(80)	879
Equity in earnings of unconsolidated affiliates	4	—	—	—	4
Net earnings (loss) from continuing operations	$639	$315	$9	$(80)	$883
Assets	$8,046	$84,110	$2,516	$—	$94,672
Goodwill	2,800	2,179	293	—	5,272

As of and for the nine months ended September 30, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Title premiums	$3,484	$—	$—	$—	$3,484
Other revenues	1,629	1,523	136	—	3,288
Revenues from external customers	5,113	1,523	136	—	6,772
Interest and investment income, including recognized gains and losses, net	178	1,365	48	(43)	1,548
Total revenues	5,291	2,888	184	(43)	8,320
Depreciation and amortization	115	302	21	—	438
Interest expense	—	71	58	—	129
Earnings (loss) from continuing operations before income taxes and equity in earnings of unconsolidated affiliates	638	340	(74)	(43)	861
Income tax expense (benefit)	165	99	(19)	—	245
Earnings (loss) from continuing operations before equity in earnings of unconsolidated affiliates	473	241	(55)	(43)	616
Equity in earnings of unconsolidated affiliates	16	—	—	—	16
Net earnings (loss) from continuing operations	$489	$241	$(55)	$(43)	$632
Assets	$8,136	$63,596	$2,270	$—	$74,002
Goodwill	2,789	1,749	292	—	4,830

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

•Corporate and Other. This segment consists of the operations of the parent holding company, our real estate technology subsidiaries, and our remaining real estate brokerage businesses. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
•Elimination. This segment consists of the elimination of dividends paid from F&G to FNF, which are included in the Corporate and Other segment.
Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Nine months ended September 30,
	2024	2023
Cash paid for:	(In millions)
Interest	$154	$122
Income taxes	153	140
Deferred sales inducements	219	113
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	(69)	53
Change in purchases of investments available for sale payable in period	639	145
Lease liabilities recognized in exchange for lease right-of-use assets	35	29
Remeasurement of lease liabilities	55	53
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	771	304
Less: Total Purchase price	570	299
Liabilities and noncontrolling interests assumed	$201	$5

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2024	2023	2024	2023
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$571	$524	$1,575	$1,493
Agency title insurance premiums	Agency title insurance premiums	Title	789	728	2,166	1,991
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	526	582	1,772	1,523
Home warranty	Escrow, title-related and other fees	Title	42	43	114	110
Total revenue from insurance contracts			1,928	1,877	5,627	5,117
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	219	211	609	590
Other title-related fees and income	Escrow, title-related and other fees	Title	169	167	479	482
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	83	85	237	247
Real estate technology	Escrow, title-related and other fees	Corporate and other	35	38	106	114
Total revenue from contracts with customers			506	501	1,431	1,433
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	68	71	197	200
Other	Escrow, title-related and other fees	Corporate and other	17	(1)	41	22
Interest and investment income	Interest and investment income	Various	815	686	2,308	1,915
Recognized gains and losses, net	Recognized gains and losses, net	Various	269	(356)	456	(367)
Total revenues	Total revenues		$3,603	$2,778	$10,060	$8,320

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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products, and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue liabilities ("URL") on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.

Premium and annuity deposit collections for indexed annuities, fixed rate annuities, immediate annuities and PRT without life contingency, and amounts received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities include net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of business acquired ("VOBA"), deferred acquisition costs ("DAC") and deferred sales inducements ("DSI"), other operating costs and expenses, and income taxes.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2024	December 31, 2023
	(In millions)
Trade receivables	$336	$317
Deferred revenue (contract liabilities)	94	91
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, we recognized $40 million and $76 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
As of September 30, 2024 and December 31, 2023, the total URL balance of $366 million and $270 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following tables roll forward URL for our universal life product for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance at January 1,	$270	$166
Capitalization	110	87
Amortization	(14)	(12)
Balance at September 30,	$366	$241
For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency. In 2023, F&G undertook a review of all significant assumptions, resulting in revisions to IUL assumptions involving surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(In millions)
Customer relationships and contracts	$440	$174
Value of business acquired	1,389	1,446
Deferred acquisition costs	2,857	2,215
Deferred sales inducements	538	346
Value of distribution asset	76	86
Computer software	282	266
Trademarks, tradenames, and other	176	94
Total Other intangible assets, net	$5,758	$4,627
The following tables roll forward VOBA by product for the nine months ended September 30, 2024 and 2023.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance as of January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(101)	(4)	(5)	(5)	(5)	(120)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance as of September 30, 2024	$924	$23	$186	$129	$127	$1,389
(a) net of amortization of ($15 million).
	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance as of January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(106)	(4)	(8)	(7)	(3)	(128)
Balance as of September 30, 2023	$1,060	$28	$193	$136	$70	$1,487
VOBA amortization expense of $135 million and $128 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024 and 2023, respectively.
The following tables roll forward DAC by product for the nine months ended September 30, 2024 and 2023.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance as of January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	496	147	199	842
Amortization	(112)	(61)	(27)	(200)
Balance as of September 30, 2024	$1,762	$374	$717	$2,853

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance as of January 1, 2023	$971	$83	$348	$1,402
Capitalization	371	119	167	657
Amortization	(75)	(35)	(25)	(135)
Reinsurance related adjustments	—	79	—	79
Balance as of September 30, 2023	$1,267	$246	$490	$2,003
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”).

DAC amortization expense of $200 million and $135 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024 and 2023, respectively, excluding insignificant amounts related to FABN.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Indexed Annuities	$1,762	$1,378
Fixed Rate Annuities	374	288
Universal Life	717	545
Funding Agreements	4	4
Total	$2,857	$2,215
The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance as of January 1,	$346	$200
Capitalization	219	112
Amortization	(27)	(15)
Balance as of September 30,	$538	$297
DSI amortization expense of $27 million and $15 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2024 and 2023, respectively.
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
We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2024, we updated assumptions including surrender rates, GMWB election timing, premium persistency, and option budgets. For the nine months ended September 30, 2023, we updated assumptions including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our company and overall industry experience since the prior assumption update.
For the in-force liabilities as of September 30, 2024, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2024	$38
2025	143
2026	130
2027	119
2028	108
Thereafter	851
Total	$1,389

Note L — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$363	$1,127	$508	$323	$1,340	$2,999	$1,319	$2,057
Ceded	(23)	(32)	(26)	(31)	(71)	(135)	(79)	(136)
Net	$340	$1,095	$482	$292	$1,269	$2,864	$1,240	$1,921
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
Reinsurance Transactions
The following summarizes significant changes to a third-party reinsurance agreement for the period ended September 30, 2024:
Somerset: Effective July 1, 2024, F&G amended the existing flow reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset”), a third-party reinsurer, to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2024.

The following summarizes our reinsurance recoverable as of September 30, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2024	December 31, 2023
	(In millions)
Aspida Life Re Ltd	$7,543	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd (c)	2,181	716	Coinsurance Funds Withheld	Certain MYGA (b) and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company	1,120	509	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Wilton Reassurance Company	1,073	1,092	Coinsurance	Block of traditional, IUL and UL (e)	Reinsurance
Other (f)	508	536
Reinsurance recoverable, gross of allowance for credit losses	12,425	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$12,404	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2024 was 90% through May 31, 2024, decreased to 30% in June and July 2024, and increased to 90% in August and September 2024. As of December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90%.

(c) The balance represents the total reinsurance recoverable for all reinsurance agreements with Somerset.
(d) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(e) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(f) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.
As of September 30, 2024, and December 31, 2023, F&G had a deposit asset of $10.5 billion and $7.5 billion, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheet.
The Company incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2024 and 2023, respectively, and $32 million and $30 million during the nine months ended September 30, 2024, and 2023, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Balance at beginning of period	$(21)	$(9)	$(21)	$(10)
Changes in the expected credit loss reserve	—	(1)	—	—
Balance at end of period	$(21)	$(10)	$(21)	$(10)
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset, Everlake Life Insurance Company (“Everlake”), and Wilton Reinsurance (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2024. The following table presents financial strength ratings as of September 30, 2024:

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
U.S. Companies
Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income for the three and nine months ended September 30, 2024 and September 30, 2023, and statutory capital and surplus as ofSeptember 30, 2024 and December 31, 2023 of our insurance subsidiaries were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended September 30, 2024	$(6)	$1	$13	$5
For the three months ended September 30, 2023	94	(1)	14	—

For the nine months ended September 30, 2024	71	7	41	(394)
For the nine months ended September 30, 2023	54	4	42	—

Statutory capital and surplus:
September 30, 2024	$1,704	$95	$156	$139
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re, and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.

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

F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $29 million and $102 million as of September 30, 2024 and December 31, 2023, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of September 30, 2024 and December 31, 2023.
F&G Life Re files financial statements based on GAAP.
Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended September 30, 2024	$(11)	$102
For the three months ended September 30, 2023	6	(80)

For the nine months ended September 30, 2024	$(27)	$181
For the nine months ended September 30, 2023	13	(6)

Statutory capital and surplus:
September 30, 2024	$625	$195
December 31, 2023	543	11

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of September 30, 2024.
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
The initial purchase price is as follows (in millions):

Cash paid for 70% majority interest of Roar shares	$269
Less: Cash acquired net of noncontrolling interests	1
Net cash paid for 70% majority interest of Roar	268
Initial fair value of contingent consideration	48
Total initial consideration	$316

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date:

Fair value as of January 2, 2024
(In millions)
Goodwill	$268
Prepaid expenses and other assets	3
Other intangible assets	183
Total assets acquired	454

Accounts payable and accrued liabilities	2
Total liabilities assumed	2

Noncontrolling interests (fair value determined using income approach)	136
Total liabilities assumed and non-controlling interests	138

Net assets acquired	$316

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the Roar acquisition consist of the following:

	Gross Carrying Value	Estimated Useful Life
Other intangible assets:	(In millions)	(In years)
Customer relationships	$179	12
Definite lived trademarks, tradenames, and other	4	10
Total Other intangible assets	$183
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. The total amount of goodwill recorded is expected to be deductible for tax purposes.
Roar’s revenues of $19 million and $60 million and net earnings of $2 million and $6 million are included in the unaudited Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2024, respectively.
Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities. Refer to Note A Basis of Financial Statements for more information on the Roar purchase and refer to Note C Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.
Owned Distribution - Acquisition of PALH, LLC
On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH. PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Immediately before the acquisition date, the fair value of F&G’s minority stake in the operating company was approximately $92 million, derived from the transaction value. The transaction value contemplates measures such as EBITDA margin, revenue growth over time periods and growth opportunities. This remeasurement resulted in a realized gain of $2 million recorded in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings during the three and nine months ended September 30, 2024.

The initial purchase price was as follows (in millions):

Cash consideration	$215
Less: Cash acquired	1
Net cash paid	214
Settlement of prepaid asset	8
Acquisition date fair value of previously held interests	92
Total consideration	$314

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair value as of July 18, 2024
Goodwill	$162
Prepaid expenses and other assets	5
Other intangible assets	149
Total assets acquired	316

Accounts payable and accrued liabilities	2
Total liabilities assumed	2
Net assets acquired	$314

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the PALH acquisition consist of the following:

	Gross Carrying Value	Estimated Useful Life
Other intangible assets:	(In millions)	(In years)
Customer relationships	$131	20
Definite lived trademarks, tradenames, and other	18	5 to 10
Total Other intangible assets	$149
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. A portion of the total amount of goodwill recorded is expected to be deductible for tax purposes.

Note O — Notes Payable
Notes payable consists of the following:

	September 30, 2024	December 31, 2023
	(In millions)
4.50% Notes, net of discount	$446	$446
3.40% Notes, net of discount	645	644
2.45% Notes, net of discount	595	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(4)	(2)
F&G Credit Agreement	358	362
6.50% F&G Notes, net of discount	544	—
7.40% F&G Notes, net of discount	496	495
5.50% F&G Notes, net of discount	304	561
7.95% F&G Notes, net of discount	336	336
Other	22	7
	$4,186	$3,887
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
F&G used a portion of the net proceeds from the offering to repay an aggregate principal amount of $250 million of the 5.50% F&G Notes. The balance of the 5.50% F&G Notes was $304 million as of September 30, 2024 compared to $561 million at December 31, 2023. F&G intends to use the remaining net proceeds for general corporate purposes, which may include the repurchase, redemption, or repayment at maturity of outstanding indebtedness.
On December 6, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053 ("7.95% F&G Notes"). The 7.95% F&G Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Notes mature on December 15, 2053, and become callable on December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used a portion of the net proceeds from the offering to repay borrowings under its revolving credit facility as discussed below and for general corporate purposes, including the support of organic growth opportunities.
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

The F&G Credit Agreement matures on the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150 million or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date, as defined in the F&G Credit Agreement, or certain other conditions are met. Revolving loans under the F&G Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus the term Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G). On February 21, 2023, F&G amended the F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The amendment to the F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement. Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date to November 22, 2027 and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the

Sixth Restated Credit Agreement amends the Amended Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. As of September 30, 2024, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Amended Revolving Credit Facility.
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
Gross principal maturities of notes payable as of September 30, 2024 are as follows:

(In millions)
2024 (remaining)	$365
2025	303
2026	22
2027	—
2028	950
Thereafter	2,595
$4,235

Note P — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	78	—	(10)	—
Attributed fees collected and interest accrual	103	—	131	—
Actual policyholder behavior different from expected	8	—	27	—
Changes in assumptions and other	32	—	29	—
Effects of market related movements	(31)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	399	1	209	1
Effect of changes in the instrument-specific credit risk	112	—	105	—
Balance, end of period, net liability	511	1	314	1
Less: reinsured market risk benefits	43	—	—	—
Balance, end of period, net of reinsurance	$468	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.04	72.47	68.28	72.59
Net amount at risk	$1,390	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024			December 31, 2023
	Direct	Reinsured	Net	Direct	Reinsured	Net
	(In millions)
MRB asset
Indexed annuities	$91	$43	$134	$88	$—	$88
Total MRB asset	$91	$43	$134	$88	$—	$88

MRB liability
Indexed annuities	$602	$—	$602	$402	$—	$402
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$603	$—	$603	$403	$—	$403

The net MRB liability increased for the nine months ended September 30, 2024, primarily as a result of collection of attributed fees, interest accrual, MRB reserves for contracts issued within the period, and changes in actuarial assumptions. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.
For the nine months ended September 30, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs; and an increase in the rider benefit utilization assumption, leading to an unfavorable change in the value of the associated MRBs.
The net MRB liability increased for the year ended December 31, 2023, primarily as a result of attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

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
In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2024, we updated assumptions including surrender rates, rider benefit election utilization and option budgets. For the year ended December 31, 2023,we updated assumptions including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to increases in the net MRB liability for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

Note Q — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	September 30, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	4,829	4,476	157	599	1,803
Premiums received	85	1	361	—	—
Policy charges (a)	(140)	—	(231)	—	—
Surrenders and withdrawals	(2,807)	(1,184)	(75)	—	—
Benefit payments	(368)	(233)	(13)	(791)	(1,576)
Interest credited	488	476	108	51	89
Other	5	—	—	(1)	(2)
Balance, end of period	29,256	16,979	2,698	2,471	2,853
Embedded derivative adjustment (c)	790	—	119	—	—
Gross Liability, end of period	30,046	16,979	2,817	2,471	2,853
Less: Reinsurance	410	10,471	883	—	—
Net Liability, after Reinsurance	$29,636	$6,508	$1,934	$2,471	$2,853

Weighted-average crediting rate	2.33%	4.26%	5.84%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$70,859	N/A	N/A
Cash surrender value (e)	$26,985	$15,815	$2,088	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessment on the basis of the account balance.
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
(e) These amounts are gross of reinsurance.

	December 31, 2023
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of period	27,164	13,443	2,391	2,613	2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	27,407	13,443	2,475	2,613	2,539
Less: Reinsurance	17	7,520	894	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessment on the basis of the account balance.
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
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
	(In millions)
Indexed annuities	$30,046	$27,407
Fixed rate annuities	16,979	13,443
Immediate annuities	292	311
Universal life	2,817	2,475
Traditional life	5	5
Funding Agreement-FABN	2,471	2,613
FHLB	2,853	2,539
PRT	5	5
Total	$55,468	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $79 million for the nine months ended September 30, 2024.
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

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$23,095	$1,285	$502	$1,847	$26,729
1.51%-2.50%	700	1	460	1,046	2,207
Greater than 2.50%	317	2	—	1	320
Total	$24,112	$1,288	$962	$2,894	$29,256

Fixed Rate Annuities
0.00%-1.50%	$46	$21	$925	$13,855	$14,847
1.51%-2.50%	4	7	20	460	491
Greater than 2.50%	826	2	3	810	1,641
Total	$876	$30	$948	$15,125	$16,979

Universal Life
0.00%-1.50%	$2,303	$6	$—	$22	$2,331
Greater than 2.50%	366	—	1	—	367
Total	$2,669	$6	$1	$22	$2,698

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note R — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional Life
	September 30, 2024	December 31, 2023
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(4)	(1)
Balance adjusted for variances from expectation	870	973
Interest accrual	13	19
Net premiums collected	(82)	(118)
Ending Balance at original discount rate	801	874
Effect of changes in discount rate assumptions	(128)	(152)
Balance, end of period	$673	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	48	(24)
Balance adjusted for variances from expectation	2,540	2,641
Interest accrual	41	56
Benefits payments	(165)	(205)
Ending Balance at original discount rate	2,416	2,492
Effect of changes in discount rate assumptions	(358)	(421)
Balance, end of period	$2,058	$2,071

Net liability for future policy benefits	$1,385	$1,349
Less: Reinsurance recoverable	525	413
Net liability for future policy benefits, after reinsurance recoverable	$860	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.87	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	September 30, 2024
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,415	$4,189
Beginning balance at original discount rate	1,788	4,351
Effect of changes in cash flow assumptions	—	4
Effect of actual variances from expected experience	(26)	(20)
Balance adjusted for variances from expectation	1,762	4,335
Issuances	27	1,300
Interest accrual	46	168
Benefits payments	(88)	(346)
Ending Balance at original discount rate	1,747	5,457
Effect of changes in discount rate assumptions	(354)	(63)
Balance, end of period	$1,393	$5,394

Net liability for future policy benefits	$1,393	$5,394
Less: Reinsurance recoverable	115	—
Net liability for future policy benefits, after reinsurance recoverable	$1,278	$5,394

Weighted-average duration of liability for future policyholder benefits (years)	12.89	8.03

	December 31, 2023
	Immediate annuities	PRT
	(Dollars in millions)
Balance, beginning of year	$1,429	$2,165
Beginning balance at original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(9)
Effect of actual variances from expected experience	(15)	(7)
Balance adjusted for variances from expectation	$1,843	$2,459
Issuances	22	2,041
Interest accrual	51	109
Benefits payments	(128)	(258)
Ending Balance at original discount rate	$1,788	$4,351
Effect of changes in discount rate assumptions	(373)	(162)
Balance, end of period	$1,415	$4,189

Net liability for future policy benefits	$1,415	$4,189
Less: Reinsurance recoverable	116	—
Net liability for future policy benefits, after reinsurance recoverable	$1,299	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	September 30, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(7)	—	1
Effect of actual variances from expected experience	6	—	16	5
Balance adjusted for variances from expectation	93	3	89	10
Issuances	2	—	3	—
Interest accrual	1	4	2	1
Amortization	(6)	(1)	(7)	(1)
Balance, end of period	$90	$6	$87	$10
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2024	December 31, 2023
	(In millions)
Traditional Life	$1,385	$1,349
Immediate annuities	1,393	1,415
PRT	5,394	4,189
Immediate annuities DPL	90	87
PRT DPL	6	10
Total	$8,268	$7,050
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Traditional Life	(In millions)
Expected future benefit payments	$2,843	$2,996	$2,073	$1,984
Expected future gross premiums	978	1,116	728	772
Immediate annuities
Expected future benefit payments	$3,212	$3,227	$1,392	$1,313
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$8,449	$5,445	$5,470	$3,605
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions)
Traditional Life	$84	$94	$28	$28
Immediate annuities	16	18	46	42
PRT	1,240	1,207	168	79
Total	$1,340	$1,319	$242	$149
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	September 30, 2024	December 31, 2023
Traditional Life
Interest accretion rate	2.34%	2.33%
Current discount rate	4.95	5.03
Immediate annuities
Interest accretion rate	3.17%	3.14%
Current discount rate	4.90	4.98
PRT
Interest accretion rate	4.70%	4.61%
Current discount rate	4.85	5.03
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	3.0%
Expected experience	1.5	1.9	2.5
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5	—	—

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4	1.8	2.3
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3	—	—

The following table provides additional information for periods in which a cohort has an net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2024
	Cohort X	Description
NPR before capping	109%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,219	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,250	Term with return of premium Non-NY Cohort
Loss Expense	31	Term with return of premium Non-NY Cohort
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

F&G made changes to assumptions during the nine months ended September 30, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

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
Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in decreased discount rates that drove a material increase to the FPB.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023, resulting in decreased discount rates that drove a material increase to the FPB.
PRT (life contingent)
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from 2023 resulting in decreased discount rates that drove a material increase to the FPB.

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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 27, 2024, estimates (actual for fiscal year 2023) the size of the U.S. residential mortgage originations market as shown in the following table for 2023 - 2026 in its "Mortgage Finance Forecast" (in trillions):

	2026	2025	2024	2023
Purchase originations	$1.6	$1.5	$1.3	$1.3
Refinance originations	$0.8	$0.8	$0.5	$0.2
Total U.S. mortgage originations forecast	$2.4	$2.3	$1.8	$1.5
As of October 27, 2024, the MBA expects residential purchase transactions to remain relatively flat through 2024 before increasing in 2025 and 2026, and expects residential refinance transactions to increase in 2024 and 2025 but remain flat in 2026, and overall mortgage originations to increase in 2024, 2025, and 2026.
Average interest rates for a 30-year fixed rate mortgage were 6.5% and 6.7% for the three and nine months ended September 30, 2024, as compared to 7.0% and 6.7% for the corresponding periods in 2023, respectively. In September 2024, the Federal Reserve cut its benchmark interest rate by 50 basis points to a range of 4.75% - 5.0%, the first cut in interest rates since the Federal Reserve's emergency response to the outbreak of COVID-19 in March 2020. On November 7, 2024, the Federal Reserve cut its benchmark interest rate by an additional 25 basis points.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2023 and 2024. Existing-home sales decreased 3.5% in September 2024 as compared to the corresponding period in 2023 while median existing-home sales prices increased to $404,500, or approximately 3%, from the corresponding period in 2023.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.1% and 3.8% in September 2024 and 2023, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file were depressed in the three and nine months ended September 30, 2024 and 2023 when compared to recent prior periods.
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
Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $7.0 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $97 billion of sales in 2023 and the registered index-linked annuities market grew from $11 billion of sales in 2018 to $44 billion of sales in 2023. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $3 billion of annual sales in 2023.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues:
Direct title insurance premiums	$571	$524	$1,575	$1,493
Agency title insurance premiums	789	728	2,166	1,991
Escrow, title-related and other fees	1,159	1,196	3,555	3,288
Interest and investment income	815	686	2,308	1,915
Recognized gains and losses, net	269	(356)	456	(367)
Total revenues	3,603	2,778	10,060	8,320
Expenses:
Benefits and other changes in policy reserves	1,095	292	2,864	1,921
Personnel costs	810	734	2,316	2,166
Agent commissions	612	564	1,681	1,534
Other operating expenses	396	380	1,152	1,134
Market risk benefit losses (gains)	71	(49)	80	(20)
Depreciation and amortization	189	153	545	438
Provision for title claim losses	61	57	168	157
Interest expense	56	44	152	129
Total expenses	3,290	2,175	8,958	7,459
Earnings before income taxes and equity in earnings of unconsolidated affiliates	313	603	1,102	861
Income tax expense	44	141	223	245
Equity in earnings of unconsolidated affiliates	2	15	4	16
Net earnings	$271	$477	$883	$632
 Revenues
Total revenues increased by $825 million in the three months ended September 30, 2024 and increased by $1,740 million in the nine months ended September 30, 2024 compared to the corresponding periods in 2023.
Net earnings decreased by $206 million in the three months ended September 30, 2024 and increased by $251 million in the nine months ended September 30, 2024 compared to the corresponding periods in 2023.

The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Expenses
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our title business are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Benefits and other changes in policy reserves, which in our F&G segment are charged to earnings in the period they are earned by the policyholder based on their selected strategy. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Title insurance premiums, escrow, and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses and therefore gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations, and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses.
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
Income tax expense was $44 million and $141 million in the three months ended September 30, 2024 and 2023, respectively, and $223 million and $245 million in the nine months ended September 30, 2024 and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 14% and 23% in the three months ended September 30, 2024 and 2023, respectively, and 20% and 28% in the nine months ended September 30, 2024 and 2023, respectively. The decreases in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to more valuation allowance being released in the three months ended September 30, 2024 as compared to the corresponding period in 2023, and less valuation allowance being recorded in the nine months ended September 30, 2024 as compared to the corresponding period in 2023.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of September 30, 2024, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:	(In millions)
Direct title insurance premiums	$571	$524	$1,575	$1,493
Agency title insurance premiums	789	728	2,166	1,991
Escrow, title-related and other fees	581	577	1,636	1,629
Interest and investment income	92	92	262	252
Recognized gains and losses, net	63	(46)	51	(74)
Total revenues	2,096	1,875	5,690	5,291
Expenses:
Personnel costs	688	654	1,986	1,908
Agent commissions	612	564	1,681	1,534
Other operating expenses	328	313	924	939
Depreciation and amortization	35	39	106	115
Provision for title claim losses	61	57	168	157
Total expenses	1,724	1,627	4,865	4,653
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$372	$248	$825	$638

Orders opened by direct title operations (in thousands)	352	318	1,011	973
Orders closed by direct title operations (in thousands)	232	224	647	645
Fee per file (in dollars)	$3,708	$3,618	$3,682	$3,561
Total revenues for the Title segment increased by $221 million, or 12%, in the three months ended September 30, 2024 and increased by $399 million, or 8%, in the nine months ended September 30, 2024 from the corresponding periods in 2023.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2024	Total	2023	Total	2024	Total	2023	Total
	(Dollars in millions)
Title premiums from direct operations	$571	42%	$524	42%	$1,575	42%	$1,493	43%
Title premiums from agency operations	789	58	728	58	2,166	58	1,991	57
Total title premiums	$1,360	100%	$1,252	100%	$3,741	100%	$3,484	100%
Title premiums increased by $108 million, or 9%, in the three months ended September 30, 2024 from the corresponding period in 2023. The increase was comprised of an increase in Title premiums from direct operations of $47 million, or 9%, and an increase in Title premiums from agency operations of $61 million, or 8%.
Title premiums increased by $257 million, or 7%, in the nine months ended September 30, 2024 from the corresponding period in 2023. The increase was compromised of an increase in Title premiums from direct operations of $82 million, or 5%, and an increase in Title premiums from agency operations of $175 million, or 9%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Opened title insurance orders from purchase transactions (1)	73%	80%	77%	79%
Opened title insurance orders from refinance transactions (1)	27	20	23	21
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	77%	80%	79%	80%
Closed title insurance orders from refinance transactions (1)	23	20	21	20
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months and nine months ended September 30, 2024 from the corresponding period in 2023. The increase was attributable to an increase in the average fee per file and an increase in closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three and nine months ended September 30, 2024 from the corresponding periods in 2023. Total closed order volume was 232,000 in the three months ended September 30, 2024 compared to 224,000 in the three months ended September 30, 2023 and 647,000 in the nine months ended September 30, 2024 compared to 645,000 in the nine months ended September 30, 2023. This represented an overall increase of 4% and 0% in the three and nine months ended September 30, 2024, respectively, from the corresponding periods in 2023. The increases were primarily attributable to lower average mortgage interest rates in the three and nine months ended September 30, 2024 when compared to the corresponding periods in 2023.
Total opened title insurance order volumes increased in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023.
The average fee per file in our direct operations was $3,708 and $3,682 in the three and nine months ended September 30, 2024, respectively, compared to $3,618 and $3,561 in the three and nine months ended September 30, 2023, respectively. The increases in average fee per file in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to home price appreciation. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $61 million, or 8%, in the three months ended September 30, 2024 and increased $175 million, or 9%, in the nine months ended September 30, 2024 from the corresponding periods in 2023.
Escrow, title-related and other fees increased by $4 million, or 1%, in the three months ended September 30, 2024 and increased $7 million, or 0.4%, in the nine months ended September 30, 2024 from the corresponding periods in 2023. Escrow and title-related fees increased by $8 million, or 4%, in the three months ended September 30, 2024 and $19 million, or 3%, in the nine months ended September 30, 2024 from the corresponding periods in 2023. The increases in escrow and title-related fees in the three and nine month periods ended September 30, 2024 as compared to the corresponding periods in 2023 are relatively consistent with the increases in direct premiums. Other fees, excluding escrow and title-related fees, decreased by $4 million, or 1%, in the three months ended September 30, 2024 and decreased $12 million, or 1%, in the nine months ended September 30, 2024. The changes in Other fees, excluding escrow and title-related fees, in the three and nine months ended September 30, 2024 as compared to the prior periods in 2023 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income increased $10 million, or 4%, in the nine months ended September 30, 2024 from the corresponding periods in 2023.
Net recognized gains were $63 million and $51 million in the three and nine months ended September 30, 2024, respectively. Net recognized losses were $46 million and $74 million in the three and nine months ended September 30, 2023, respectively. The increases in recognized gains and losses, net in the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $34 million, or 5%, in the three months ended September 30, 2024 and increased $78 million, or 4%, in the nine months ended September 30, 2024 compared to the corresponding periods in 2023. The increases are due to inflationary salary and increased variable costs from a modest increase in revenue and earnings. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60% and 59% for the three months ended September 30, 2024 and 2023, respectively, and 62% and 61% for the nine months ended September 30, 2024 and 2023, respectively. Average employee count in the Title segment was 21,493 and 21,486 in the three months ended September 30, 2024 and 2023, respectively, and 21,167 and 21,510 in the nine months ended September 30, 2024 and 2023, respectively.
Other operating expenses increased by $15 million, or 5%, in the three months ended September 30, 2024, and decreased by $15 million, or 2%, in the nine months ended September 30, 2024 from the corresponding periods in 2023. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 28% and 28% in the three months ended September 30, 2024 and 2023, respectively, and 29% and 30% in the nine months ended September 30, 2024 and 2023, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2023:

	Three months ended September 30,				Nine months ended September 30,
	2024	%	2023	%	2024	%	2023	%
	(Dollars in millions)
Agent premiums	$789	100%	$728	100%	$2,166	100%	$1,991	100%
Agent commissions	612	78%	564	77%	1,681	78%	1,534	77%
Net retained agent premiums	$177	22%	$164	23%	$485	22%	$457	23%
The claim loss provision for title insurance was $61 million and $57 million for the three months ended September 30, 2024 and 2023, respectively, and $168 million and $157 million for the nine months ended September 30, 2024, and 2023, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority-owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations ("IMOs"), banks, and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes ("FABN") and pension risk transfer ("PRT") transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone ISG-I Advisors LLC (“Blackstone”).
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

Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (indexed annuities and fixed rate annuities), IUL insurance, immediate annuities, funding agreements, and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments, which are typically fixed in nature but may vary in duration based on participant mortality experience.
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
Market Risk Benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs (inclusive of reinsured MRBs) are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally, higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread, which reflects the credit of the reinsurer.
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

F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	(In millions)
Life insurance premiums and other fees	$506	$582	$1,711	$1,523
Interest and investment income	712	578	2,012	1,622
Owned distribution revenues	20	—	61	—
Recognized gains and (losses), net	206	(309)	401	(257)
Total revenues	1,444	851	4,185	2,888
Benefits and expenses
Benefits and other changes in policy reserves	1,095	292	2,864	1,921
Market risk benefit losses (gains)	71	(49)	80	(20)
Depreciation and amortization	147	108	417	302
Personnel costs	80	58	215	167
Other operating expenses	45	38	149	107
Interest expense	36	24	94	71
Total benefits and expenses	1,474	471	3,819	2,548
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(30)	$380	$366	$340
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Life-contingent pension risk transfer premiums	$332	$470	$1,240	$1,207
Traditional life insurance and life-contingent immediate annuity premiums	8	12	29	34
Surrender charges	82	27	195	66
Policyholder fees and other income	84	73	247	216
Life insurance premiums and other fees	$506	$582	$1,711	$1,523
•Life-contingent pension risk transfer premiums decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments, primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to increased cost of insurance charges, net of changes in URL on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities, available-for-sale	$562	$476	$1,620	$1,356
Equity securities	5	5	16	14
Preferred securities	5	9	18	31
Mortgage loans	69	59	200	167
Invested cash and short-term investments	53	19	115	52
Limited partnerships	83	68	234	169
Other investments	9	5	25	19
Gross investment income	$786	$641	$2,228	$1,808
Investment expense	(74)	(63)	(216)	(186)
Interest and investment income	$712	$578	$2,012	$1,622
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $181 million and $463 million for the three and nine months ended September 30, 2024, respectively, and $102 million and $236 million for the three and nine months ended September 30, 2023, respectively.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$14	$(11)	$99	$(88)
Change in allowance for expected credit losses	(10)	(4)	(33)	(33)
Net realized and unrealized gains (losses) on certain derivatives instruments	377	(327)	515	(170)
Change in fair value of reinsurance related embedded derivatives	(178)	36	(186)	34
Change in fair value of other derivatives and embedded derivatives	3	(3)	6	—
Recognized gains and losses, net	$206	$(309)	$401	$(257)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized net gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(177) million and $(186) million for the three and nine months ended September 30, 2024, respectively, and $43 million and $42 million for the three and nine month periods ended September 30, 2023, respectively.
•For the three months ended September 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market gains on our preferred and equity securities.
•For the nine months ended September 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized FVO gains on owned distribution investments and mark-to-market gains on our preferred and equity securities.
•For the three and nine months ended September 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result realized losses on fixed maturity available-for-sale securities, partially offset by mark-to-market gains on our equity securities and realized gains on other invested assets..
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
We utilize a combination of static (equity options) and dynamic (long futures contracts) instruments in our product hedging strategy. A substantial portion of the equity options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond, and gold market indices.
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Equity options:
Realized gains (losses)	$33	$(34)	$49	$(193)
Change in unrealized gains (losses)	227	(274)	438	38
Futures contracts:
Gains on futures contracts expiration	1	—	15	6
Change in unrealized gains (losses)	6	(4)	3	(5)
Interest rate swap gains (losses)	114	(19)	9	(19)
Other derivative investments
Gains (losses) on other derivative investments	(4)	4	1	3
Total net change in fair value	$377	$(327)	$515	$(170)

Annual Point-to-Point Change in S&P 500 Index during the periods	6%	(4)%	34%	12%
Secured Overnight Financing Rates	4.96%	5.31%	4.96%	5.31%
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
The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average Crediting Rate	5%	3%	4%	1%
S&P 500 Index:
Point-to-point strategy	5	3	4	1
Monthly average strategy	4	2	3	1
Monthly point-to-point strategy	5	—	4	—
3 year high water mark	3%	5%	4%	8%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
PRT agreements	$341	$479	$1,282	$1,233
Indexed annuities/IUL market related liability movements	321	(432)	460	56
Index credits, interest credited and bonuses	427	239	1,108	543
Other changes in policy reserves	6	6	14	89
Total benefits and other changes in policy reserves	$1,095	$292	$2,864	$1,921
•PRT agreements decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2024 and 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads increased (decreased) the indexed annuities market related liability by $255 million and $(196) million during the three months ended September 30, 2024 and 2023. The change in risk free rates and non-performance spreads increased (decreased) the FIA market related liability by $87 million and $(190) million during the nine months ended September 30, 2024 and 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees.
◦During the third quarter and nine months ended September 30, 2024, based on policyholder behavior experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $136 million and $79 million for the three and nine months ended September 30, 2024, respectively.
◦During the third quarter and nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.
•Index credits, interest credited and bonuses for the three and nine months ended September 30, 2024, were higher compared to the three and nine months ended September 30, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
Market Risk Benefit losses (Gains)
Below is a summary of market risk benefit losses (gains):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Market risk benefit losses (gains)	$71	$(49)	$80	$(20)

•Market risk benefit losses (gains) is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.
•Changes in market risk benefit losses (gains) for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflect changes in market related movements for the respective periods.
•In addition, as a result of F&G's annual actuarial assumption update process, we updated GMWB rider assumptions for emerging utilization rates related to policyholder behavior. These updates resulted in market risk benefit losses of $24 million for the three and nine months ended September 30, 2024.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Amortization of DAC, VOBA and DSI	$127	$101	$364	$280
Amortization of other intangible assets and fixed asset depreciation	20	7	53	22
Total depreciation and amortization	$147	$108	$417	$302
•DAC, VOBA, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA, and DSI increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the nine months ended September 30, 2024 reflecting other actuarial model updates and refinements.
•Amortization of other intangible assets and fixed asset depreciation for the three and nine months ended September 30, 2024 included amortization of other intangible assets from our majority owned interests in Roar Joint Venture, LLC ("Roar") and PALH, LLC ("PALH").

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Personnel costs	$80	$58	$215	$167
Other operating expenses	45	38	149	107
Total personnel costs and other operating expenses	$125	$96	$364	$274
•Personnel costs and other operating expenses for the three and nine months ended September 30, 2024 were higher compared to the three and nine months ended September 30, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three and nine months ended September 30, 2024 includes $10 million and $28 million, respectively, from our majority owned interests in Roar and PALH.

Investment Portfolio
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital; and (iv) provide liquidity to meet policyholder and other corporate obligations.
Our investment portfolio is designed to contribute stable earnings, excluding short term mark to market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of September 30, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $59 billion and $52 billion, respectively, and was divided among the following asset classes and sectors:

	September 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$352	1%	$261	1%
United States Government sponsored entities	31	—	31	—
United States municipalities, states and territories	1,473	2	1,567	3
Foreign Governments	206	—	226	—
Corporate securities:
Finance, insurance and real estate	8,622	15	6,895	13
Manufacturing, construction and mining	1,416	2	947	2
Utilities, energy and related sectors	2,888	5	2,374	5
Wholesale/retail trade	3,109	5	2,433	5
Services, media and other	4,576	8	3,930	8
Hybrid securities	596	1	618	1
Non-agency residential mortgage-backed securities	2,560	4	2,393	5
Commercial mortgage-backed securities	5,124	9	4,410	9
Asset-backed securities	10,206	17	8,929	17
Collateral loan obligations ("CLO")	5,750	10	5,405	10
Total fixed maturity available for sale securities	46,909	79	40,419	79
Equity securities (a)	435	1	606	1
Limited partnerships:
Private equity	1,839	3	1,277	2
Real assets	533	1	463	1
Credit	1,018	2	1,039	2
Limited Partnerships	3,390	6	2,779	5
Commercial mortgage loans	2,342	4	2,253	4
Residential mortgage loans	2,830	5	2,545	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,352	4	1,697	3
Short term investments	681	1	1,452	3
Total investments	$58,939	100%	$51,751	100%
(a) Includes investment grade non-redeemable preferred stocks ($239 million and $428 million as of September 30, 2024 and December 31, 2023, respectively).
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

The NAIC determines ratings for non-agency Residential Mortgage Backed Securities (“RMBS”) and Commercial Mortgage Backed Securities using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio as of September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$31,037	$29,764	64%	$28,052	$26,170	65%
BBB	2	15,726	15,028	32	13,421	12,302	30
BB	3	1,647	1,600	3	1,633	1,554	4
B	4	377	334	1	268	215	1
CCC	5	113	78	—	103	72	—
CC and lower	6	126	105	—	124	106	—
Total		$49,026	$46,909	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
Asset backed securities ("ABS") other	$10,206	22%
Collateralized loan obligation ("CLO") securities	5,750	12
Commercial mortgage backed securities	5,124	11
Diversified financial services	4,416	9
Whole loan collateralized mortgage obligation	2,498	5
Banking	2,008	4
Insurance	1,791	4
Municipal	1,491	3
Electric	1,295	3
Pharmaceuticals	751	2
Total	$35,330	75%

	December 31, 2023
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13
Commercial mortgage-backed securities	4,410	11
Diversified financial services	3,272	8
Banking	2,048	5
Whole loan collateralized mortgage obligation	2,043	5
Municipal	1,600	4
Insurance	1,567	4
Electric	1,086	3
Telecommunications	696	2
Total	$31,056	77%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2024 and December 31, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:	(In millions)
Due in one year or less	$451	$450	$383	$374
Due after one year through five years	3,945	3,943	3,207	3,129
Due after five years through ten years	4,570	4,571	2,822	2,680
Due after ten years	16,169	14,274	15,333	13,068
Subtotal	$25,135	$23,238	$21,745	$19,251
Other securities, which provide for periodic payments:
Asset-backed securities	$15,979	$15,956	$14,623	$14,334
Commercial-mortgage-backed securities	5,304	5,124	4,732	4,410
Residential mortgage-backed securities	2,608	2,591	2,501	2,424
Subtotal	$23,891	$23,671	$21,856	$21,168
Total fixed maturity available-for-sale securities	$49,026	$46,909	$43,601	$40,419

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $30 million and $46 million as of September 30, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of September 30, 2024, the CLO and ABS positions were trading at a net unrealized gain of $103 million and a net unrealized loss of $114 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain of $65 million and a net unrealized loss of $344 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of September 30, 2024 and December 31, 2023.

		September 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$7,888	78%	$7,023	79%
BBB	2	1,665	16	1,375	15
BB	3	479	5	418	5
B	4	128	1	59	1
CCC	5	7	—	13	—
CC and lower	6	39	—	41	—
Total		$10,206	100%	$8,929	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of September 30, 2024 and December 31, 2023.

		September 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$3,826	67%	$3,288	61%
BBB	2	1,442	25	1,582	29
BB	3	431	7	480	9
B	4	10	—	17	—
CCC	5	—	—	0	—
CC and lower	6	41	1	38	1
Total		$5,750	100%	$5,405	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $217 million and $231 million and an amortized cost of $248 million and $268 million as of September 30, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,256 million and $1,334 million and an amortized cost of $1,387 million and $1,506 million as of September 30, 2024 and December 31, 2023, respectively).
Across all municipal bonds, the largest issuer represented 5% of the category for both September 30, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 at both September 30, 2024 and December 31, 2023.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2024 and December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 57% and 55%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2024, we had one CML that was delinquent in principal or interest payments compared to none at December 31, 2023. We had no CMLs in the process of foreclosure as of September 30, 2024 and December 31, 2023. See Note D Investments to the unaudited Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	13	$269	$—	$(2)	$267
United States Government sponsored agencies	55	27	—	(3)	24
United States municipalities, states and territories	152	1,312	—	(182)	1,130
Foreign Governments	40	179	—	(34)	145
Corporate securities:
Finance, insurance and real estate	490	4,546	—	(520)	4,026
Manufacturing, construction and mining	108	911	—	(111)	800
Utilities, energy and related sectors	319	2,384	—	(417)	1,967
Wholesale/retail trade	308	2,057	—	(360)	1,697
Services, media and other	435	3,370	—	(664)	2,706
Hybrid securities	25	459	—	(19)	440
Non-agency residential mortgage-backed securities	197	728	(1)	(74)	653
Commercial mortgage-backed securities	300	2,249	(21)	(191)	2,037
Asset-backed securities	376	4,411	(9)	(275)	4,127
Total fixed maturity available for sale securities	2,818	22,902	(31)	(2,852)	20,019
Equity securities	30	354	—	(73)	281
Total investments	2,848	$23,256	$(31)	$(2,925)	$20,300

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $2,925 million and $3,691 million as of September 30, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $23,256 million and $29,741 million as of September 30, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of September 30, 2024. In the aggregate, services, media and other represented 23% of the total unrealized loss position as of September 30, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	1	$4	$4	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	51	795	554	—	(241)
Total investment grade	52	799	558	—	(241)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	4	59	36	—	(23)
Total below investment grade	4	59	36	—	(23)
Total	56	$858	$594	$—	$(264)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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
As of September 30, 2024, our watch list included 56 securities in an unrealized loss position with an amortized cost of $858 million, no allowance for expected credit losses, unrealized losses of $264 million, and a fair value of $594 million.
As of December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million, and a fair value of $517 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 101 and 101 structured securities with a fair value of $500 million and $316 million to which we had potential credit exposure as of September 30, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $62 million and $35 million as of September 30, 2024 and December 31, 2023, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2024 and December 31, 2023, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:	(In millions)
Escrow, title-related and other fees	$52	$37	$147	$136
Interest and investment income	37	38	114	84
Recognized gains and losses, net	—	(1)	4	(36)
Total revenues	89	74	265	184
Expenses:
Personnel costs	42	22	115	91
Other operating expenses	23	29	79	88
Depreciation and amortization	7	6	22	21
Interest expense	20	20	58	58
Total expenses	92	77	274	258
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(3)	$(3)	$(9)	$(74)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $15 million, or 20%, in the three months ended September 30, 2024 and increased $81 million, or 44%, in the nine months ended from the corresponding periods in 2023. The increase in the three months ended September 30, 2024 from the corresponding period in 2023 is primarily attributable to an increase in valuation associated with our deferred compensation plan assets of $16 million. The increase in the nine months ended September 30, 2024 from the corresponding period in 2023 is primarily attributable to the aforementioned increase in valuations associated with our deferred compensation plan assets of $16 million, increased dividends received from F&G of $37 million, and an impairment of cost method investments in the 2023 period of $33 million, partially offset by various immaterial items. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $20 million, or 91%, in the three months ended September 30, 2024, and increased $24 million, or 26%, in the nine months ended September 30, 2024 from the corresponding periods in 2023. The increase in the three and nine months ended September 30, 2024 from the corresponding periods in 2023 are primarily attributable to inflationary pressures on salaries expense and the aforementioned increase in valuations associated with our deferred compensation plan assets of $16 million, which increased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment decreased $6 million, or 21%, in the three months ended September 30, 2024 and decreased $9 million, or 10%, in the nine months ended September 30, 2024 from the corresponding periods in 2023. The decreases in the three and nine months ended September 30, 2024 from the corresponding periods in 2023 are attributable to various immaterial items.
There was no change in interest expense in the Corporate and Other segment in the three and nine months ended September 30, 2024 from the corresponding periods in 2023.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.48 per share in the third quarter of 2024, or approximately $131 million to our common shareholders. On November 6, 2024, our Board of Directors declared cash dividends of $0.50 per share, payable on December 31, 2024, to FNF common shareholders of record as of December 17, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2024, we had cash and cash equivalents of $4,970 million, short term investments of $1,177 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $385 million. On October 4, 2024, F&G completed its public offering of $500 million aggregate principal amount of its 6.25% Senior Notes due 2034 (the “6.25% F&G Notes”). A portion of the net proceeds were used to pay off the outstanding balance of $365 million on its revolving credit facility. F&G intends to use the remaining net proceeds of the 6.25% F&G Notes offering for general corporate purposes, including the support of organic growth opportunities. On July 18, 2024 F&G acquired 100% of PALH, LLC for cash consideration of $215 million. On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption, or repayment at maturity of outstanding indebtedness. On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration was $269 million. Under the terms of the purchase agreement, F&G has agreed to make cash payments of up to $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones of Roar. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million.
We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment, and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2023, $1,445 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2024 of approximately $120 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written, and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our underwriters or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment, or changes in statutory accounting requirements by regulators.
Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives, and/or conserve cash.
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2024 and 2023 totaled $5,320 million and $4,215 million, respectively. The increase in cash provided by operating activities in the 2024 period of $1,105 million is primarily attributable to increased net cash inflows associated with the change in funds withheld from reinsurers of $477 million, increased net cash inflows associated with the change in future policy benefits of $374 million, and net cash inflows associated with the change in other assets and other liabilities of $360 million in the 2024 period as compared to net cash outflows of $131 million in the 2023 period.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 were $5,016 million and $5,760 million, respectively. The decrease in cash used in investing activities in the 2024 period of $744 million was primarily attributable to increased cash inflows from proceeds from sales, calls and maturities of investment securities of $3,805 million, and decreased net cash outflows associated with additional investments in unconsolidated affiliates of $158 million, partially offset by increased purchases of investment securities of $1,982 million, decreased cash inflows associated with the net proceeds from sales of short-term investment securities of $899 million, and increased cash outflows associated with acquisitions of $271 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $116 million and $101 million for the nine months ended September 30, 2024 and 2023, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 were $1,899 million and $2,468 million, respectively. The decrease in cash provided by financing activities in the 2024 period of $569 million was primarily attributable to increased cash outflows from contractholder withdrawals of $3,310 million and the cash outflow associated with the tender offer of $250 million of the 5.50% F&G Notes, partially offset by increased cash inflows from contractholder deposits of $2,856 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved a three-year repurchase program (the "2021 Repurchase Program") under which we were authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2024. Since the commencement of the 2021 Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program during the nine months ended September 30, 2024.
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
We have unfunded investment commitments as of September 30, 2024 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.

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
There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

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
Changes to federal and state statutes and regulations; statutory or regulatory guidance, policies, or interpretations of existing regulations or statutes; guidelines published by the government-sponsored enterprises; enhanced federal or state governmental oversight or efforts by federal or state governmental agencies that cause customers to refrain from purchasing or using the Company’s products and services, could: (i) prohibit, impact, or limit our future operations, (ii) make it more costly or burdensome to conduct such operations, or (iii) result in decreased demand for the Company’s products and services. Such changes could impact our competitive position and have a negative impact on our ability to generate revenues, earnings and cash flows.
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
•establishing reserves; and
•regulation of reinsurance.
Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Further, various state legislatures have in the past considered offering a public alternative to the title industry in their states, as a means to increase state government revenues. Although we think this situation is unlikely, if one or more such takeovers were to occur, they could adversely affect our business. We cannot be assured that future legislative or regulatory changes will not adversely affect our business operations. See “Item 1. Business — Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the current regulatory environment.

Our ServiceLink subsidiary provides mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. Certain of these businesses are subject to federal and state regulatory oversight. For example, ServiceLink’s LoanCare business services and subservices mortgage loans secured primarily by residential real estate throughout the United States. LoanCare is subject to extensive federal, state, and local regulatory oversight, including federal and state regulatory examinations, information gathering requests, inquiries, and investigations by governmental and regulatory agencies, including the CFPB. In connection with formal and informal inquiries by those agencies, LoanCare receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its or its clients’ regulated activities.
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
We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies. See section titled “Regulation” in Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of the impact of regulations on our business.
State Regulation
Our business is subject to government regulation in each of the states in which we conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary authority, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
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
On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the New Fiduciary Rule, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
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
The DOL appealed both rulings to the Fifth Circuit Court of Appeals.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices, and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as described below.
On September 24, 2024, Sandra D. Morgan, a Director on our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the "Morgan Rule 10b5-1 trading agreement") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Morgan Rule 10b5-1 trading agreement was entered into during an open trading window and in accordance with our insider trading policies. Ms. Morgan was not aware of any material, nonpublic information concerning us or our securities upon adoption of the Morgan Rule 10b5-1 trading arrangement.
The Morgan Rule 10b5-1 trading arrangement provides for the sale, on December 24, 2024, of 35% of an aggregate 5,979 of FNF common stock, or 2,093 shares, to be received by Ms. Morgan upon the vesting of restricted stock awards in November 2024. The Morgan Rule 10b5-1 trading arrangement will terminate on the earlier of (a) September 12, 2025, (b) execution of all trades or expirations of all the orders relating to such trades, or (c) upon other conditions as defined in the Morgan Rule 10b5-1 trading arrangement.

Item 6. Exhibits
     (a) Exhibits:

1.1
Underwriting Agreement, dated as of October 1, 2024, among F&G Annuities & Life, Inc., the guarantors party thereto and Wells Fargo Securities, LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein

4.1
Fifth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034, dated as of October 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on October 4, 2024).

4.2	Form of F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on October 4, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2**	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Date:	November 7, 2024	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)