Form 10-K
period 2024-12-31
Fidelity National Financial, Inc.
filed 2025-02-28
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 28, 2024 was $12,817,158,134 based on the closing price of $49.42 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2025 were:
FNF Common Stock    274,989,699
The information in Part III hereof for the fiscal year ended December 31, 2024, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Item 1.    Business
Introductory Note
The following describes the business of Fidelity National Financial, Inc. and its subsidiaries. Except where otherwise noted, all references to "we," "us," "our", the "Company" or "FNF" are to Fidelity National Financial, Inc. and its subsidiaries, taken together.
Overview
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty and (ii) transaction services to the real estate and mortgage industries. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Land Title"), Alamo Title Insurance ("Alamo Title") and National Title Insurance of New York Inc. ("National Title of New York") - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority-owned subsidiary, F&G Annuities & Life, Inc. ("F&G").
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
As a result of the F&G Distribution, F&G is a separate, publicly traded company and its businesses, assets and liabilities consist of those related to F&G’s business as a provider of insurance solutions serving retail annuity and life customers and institutional clients. Through F&G’s insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company ("FGL Insurance") and Fidelity & Guaranty Life Insurance Company of New York ("FGL NY Insurance"), F&G markets a broad portfolio of deferred annuities, including fixed indexed annuities ("FIA"), registered index-linked annuities ("RILA"), (together referred to as indexed annuities) and fixed rate annuities including multi-year guarantee annuities ("MYGAs"), immediate annuities, indexed universal life insurance ("IUL"), funding agreements (through funding agreement-backed notes issuances ("FABNs") and the Federal Home Loan Bank of Atlanta ("FHLB")) and pension risk transfer solutions ("PRTs"). All of FNF’s core title insurance, real estate, technology and mortgage related businesses, assets and liabilities that are not held by F&G remain with FNF.
As of December 31, 2024, we had the following reporting segments:
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
•F&G. This segment primarily consists of operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life insurance products, including deferred annuities, immediate annuities, and IUL insurance, through its retail distribution channels. This segment also provides funding agreements and PRTs through its institutional channels.
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
Title
Leading residential and commercial title insurance company. We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2024, our insurance companies had a 32.0% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA"). While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of independent title agents and employees in our direct operations that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.
Established relationships with our customers. We have strong relationships with the customers who use our title services. Our distribution network, which includes approximately 1,300 direct title offices and approximately 5,100 agents, is among the largest in the United States. We also benefit from strong brand recognition in our multiple title brands that allows us to access a broader client base than if we operated under a single consolidated brand and provides our customers with a choice among brands.
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
F&G
Trusted by distributors. We have long-standing relationships with a broad range of distributors representing nearly 138,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 22 leading banks and broker dealers and approximately 300 Independent Marketing Organizations (“IMOs”) that provide back-office support for thousands of independent insurance agents.
Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
Durable investment management edge. Our strategic partnership with Blackstone Inc. ("Blackstone") provides a sustained competitive advantage for our business. Our liability profile and risk appetite drive our investment strategy. F&G’s investment and risk offices set strategic asset allocation and risk limits. Blackstone is responsible for idea generation and security selection. Blackstone’s capabilities expand our investment universe to new asset classes and their origination capabilities provide incremental spread. Our high quality, diversified investment portfolio is well positioned to withstand macroeconomic headwinds and continues to perform well. We have enhanced the return while improving the credit quality of our portfolio, and credit related impairments remain low, averaging 7 basis points over the past 3 years, below our pricing assumption.

Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 93% of our $35.6 billion FIAs and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched. Additionally, our funding agreements, pension risk transfer and immediate annuities are non-surrenderable.
Track record of attracting top talent. F&G’s management team and over 1,300 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
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
Strategy
Title
Our strategy in the Title segment is to maximize operating profits by increasing our market share and managing operating expenses throughout the real estate business cycle. To accomplish our goals, we intend to do the following:
•Continue to operate multiple title brands independently. We believe that in order to maintain and strengthen our title insurance customer base, we must operate our strongest brands in a given marketplace independently of each other. Our national and regional brands include FNTIC, Chicago Title, Commonwealth Land Title, Lawyers Title Company, Ticor Title Company, Alamo Title, and National Title of New York. In our largest markets, we operate multiple brands. This approach allows us to continue to attract customers who identify with a particular brand and allows us to utilize a broader base of local agents and local operations than we would have with a single consolidated brand.
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
•Continue to improve our products and technology. As a national provider of real estate transaction products and services, we participate in an industry that is subject to significant change, frequent new product and service introductions, and evolving industry standards. We believe that our future success will depend in part on our ability to anticipate industry changes and offer products and services that meet evolving industry standards. In connection with our service offerings, we are continuing to deploy new information system technologies to our direct and agency operations. We expect to continue to improve the process of ordering title and escrow services and the delivery of our products to our customers.
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
In the future, we may seek to sell certain investments or other assets to increase our liquidity. In the past, we have obtained majority and minority investments in entities and securities where we see the potential to achieve above market returns. Fundamentally, our goal is to acquire quality companies that are run by best-in-class management teams and that have attractive organic and acquired growth opportunities. We leverage our operational expertise and track record of growing industry-leading companies along with our active interaction with the acquired company's management directly or through our board of directors, to ultimately provide value for our shareholders.
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
Title Insurance
Market for title insurance. According to Demotech Performance of Title Insurance Companies 2024 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry has increased from approximately $16.9 billion in 2019 to $23.3 billion in 2022 prior to decreasing to $16.5 billion in 2023. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, housing inventory and sales volumes, and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 80% of net premiums written in 2023. Approximately 38 independent title insurance companies accounted for the remaining 20% of net premiums written in 2023. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
Our Title segment revenue is closely related to the level of real estate activity that includes sales, mortgage financing and mortgage refinancing. For further discussion of current trends in real estate activity in the U.S., see discussion under Business Trends and Conditions included in Item 7 of Part II of this Annual Report, which is incorporated by reference into this Item 1 of Part I.
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
Title insurance companies typically issue title insurance policies directly through branch offices or through affiliated title agencies, or indirectly through independent third-party agencies unaffiliated with the title insurance company. Where the policy is issued through a branch or wholly owned subsidiary agency operation, the title insurance company typically performs or directs the title search, and the premiums collected are retained by the title company. Where the policy is issued through an independent agent, the agent generally performs the title search (in some areas searches are performed by approved attorneys), examines the title, collects the premium and retains a majority of the premium. The remainder of the premium is remitted to the title insurance company as compensation, part of which is for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies from region to region and is sometimes regulated by the states. The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations or through independent agents.
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

Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter as compensation for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2024, we transacted business with approximately 5,100 agents.
Fees and Premiums. One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,200	42.7%	$1,982	43.2%	$2,858	41.8%
Agency	2,953	57.3	2,610	56.8	3,976	58.2
Total title insurance premiums	$5,153	100.0%	$4,592	100.0%	$6,834	100.0%
The premium for title insurance is due in full when the real estate transaction is closed. We recognize title insurance premium revenues from direct operations upon the closing of the transaction. Premium revenues from agency operations include an accrual based on estimates of the volume of transactions that have closed in a particular period for which premiums have not yet been reported to us. The accrual for agency premiums is necessary because of the lag between the closing of these transactions and the reporting of these policies to us by the agent and is based on estimates utilizing historical information.
Escrow, Title-Related and Other Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 28.5%, 30.1% and 27.5% of total Title segment revenues in 2024, 2023 and 2022, respectively.
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
Claims can be complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time claims are processed. In our commercial title business, we may issue polices with face amounts well in excess of $100 million, and from time-to-time claims are submitted with respect to large policies. We believe we are appropriately reserved with respect to all claims (large and small) that we currently face. Occasionally we experience large losses from title policies that have been issued or from our escrow operations, or overall worsening loss payment experience, which require us to increase our title loss reserves. These events are unpredictable and adversely affect our earnings. Claims can result in litigation in which we may represent our insured and/or ourselves. We consider this type of litigation to be an ordinary course aspect of the conduct of our business.
Reinsurance and Coinsurance.  Within our Title segment, we limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured exceeds state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. Our excess of loss reinsurance coverage is split into four contracts. The first excess of loss reinsurance contract provides a $75 million limit of coverage from a single loss occurrence for losses in excess of a $25 million retention per single loss occurrence. The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence, with the Company co-participating at approximately 10%. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $615 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.2 billion.
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

 Regulation. Our insurance subsidiaries, including title insurers, underwritten title companies and insurance agencies, are subject to extensive regulation under applicable state laws. Each of the insurers is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. The laws of most states in which we transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms and accounting and financial practices, establishing reserves and capital and surplus in regard to policyholder requirements defining suitable investments for reserves and capital and surplus, approving rate schedules, etc. The state regulation process for rate changes ranges from states that set rates, to states where individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval.
Since we are governed by both state and federal governments and the applicable insurance laws and regulations are constantly subject to change, it is not possible to predict the potential effects on our insurance operations of any laws or regulations that may become more restrictive in the future or if new restrictive laws will be enacted.
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2024, the combined statutory unearned premium reserve required and reported for our title insurers was $1,608 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2025, our directly owned title insurers can pay dividends or make distributions to us of approximately $498 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,223 million and $1,225 million as of December 31, 2024, and 2023, respectively. The combined statutory earnings of our title insurers were $587 million, $503 million and $778 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2024.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2024.
 From time to time, we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Various governmental entities are studying the title insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. Occasionally, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities that may require us to pay fines or claims or take other actions. For further discussion, see Item 3. Legal Proceedings.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state in which the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant; the integrity and management of the applicant’s Board of Directors and executive officers; the acquirer’s plans for the insurer’s Board of Directors and executive officers; the acquirer’s plans for the future operations of the domestic insurer; and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our insurers, the insurance change of control laws would likely apply to such a transaction.
 The National Association of Insurance Commissioners ("NAIC") has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all the states in which our title insurers are domiciled require adherence to NAIC filing procedures, each such insurer, unless it qualifies for an exemption, must file an actuarial opinion with respect to the adequacy of its reserves.
For further information associated with regulation, refer to Item 1A. Risk Factors.
Title Insurance Ratings. Our title insurance underwriters are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. The rating agencies determine ratings by quantitatively and qualitatively analyzing financial data and other information. Our title subsidiaries include Alamo Title, Chicago Title, Commonwealth Land Title, FNTIC and National Title of New York. Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service (“Moody’s”) provide ratings for the FNF family of companies as a whole as follows:

	S&P	Moody’s
FNF family of companies	A	A2
The relative position of each of our ratings among the ratings scale assigned by each rating agency is as follows:
•An S&P "A" rating is the third highest rating of eleven ratings for S&P. According to S&P, an insurer rated “A” has strong capacity to meet its financial commitments but is somewhat more susceptible to adverse effects of changes in circumstances and economic conditions than insurers with "AAA" or "AA" ratings.
•A Moody's "A2" rating is the third highest rating of nine ratings for Moody's. Moody's states that companies rated “A2” are judged to be upper-medium grade and are subject to low credit risk.

Demotech provides financial strength/stability ratings for each of our title insurance underwriters individually, as follows:

Alamo Title	A'
Chicago Title	A''
Commonwealth Land Title	A'
FNTIC	A'
National Title of New York	A'
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
For further information associated with ratings, refer to Item 1A. Risk Factors.
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
As of December 31, 2024 and 2023, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was approximately $3.3 billion and $3.5 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.
The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2024 and 2023:

	December 31,
	2024				2023
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating (1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$727	33.8%	$706	33.5%	$687	32.0%	$672	31.9%
Aa/AA	174	8.1	170	8.1	134	6.2	133	6.3
A	506	23.5	493	23.4	508	23.6	492	23.4
Baa/BBB	548	25.4	537	25.5	633	29.5	618	29.3
Lower	154	7.1	156	7.4	134	6.2	128	6.1
Other (2)	45	2.1	45	2.1	54	2.5	63	3.0
	$2,154	100.0%	$2,107	100.0%	$2,150	100.0%	$2,106	100.0%
(1)Ratings as assigned by Moody’s, or S&P, if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.

The following table presents certain information regarding contractual maturities of our fixed maturity securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$435	22.3%	$431	22.7%
After one year through five years	982	50.3	955	50.2
After five years through ten years	381	19.5	370	19.5
After ten years	87	4.5	79	4.1
Mortgage-backed/asset-backed securities	67	3.4	66	3.5
	$1,952	100.0%	$1,901	100.0%

	December 31, 2023
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$320	16.0%	$313	16.0%
After one year through five years	1,113	55.6	1,080	55.3
After five years through ten years	373	18.6	368	18.8
After ten years	121	6.0	116	6.0
Mortgage-backed/asset-backed securities	77	3.8	77	3.9
	$2,004	100.0%	$1,954	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
As of December 31, 2024 and 2023, we held $166 million and $263 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2024 and 2023, other long-term investments $126 million and $95 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2024 and 2023, short-term investments were approximately $640 million and $667 million, respectively.
Our investment results for the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
	(Dollars in millions)
Net investment income (1)	$405	$396	$236
Average cash and invested assets (2)	$8,298	$9,271	$14,184
Effective return on average cash and invested assets	4.9%	4.3%	1.7%
(1)Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments. Net investment income includes fees earned by holding customer funds in escrow (off-balance sheet) during facilitation of tax-deferred property exchanges. For the years ended December 31, 2024, 2023 and 2022, fees earned during facilitation of tax-deferred property exchanges were $180 million, $202 million and $106 million, respectively. See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a detail of our interest income.

(2)For the years ended December 31, 2024, 2023 and 2022, average invested assets include off-balance sheet customer funds used in the facilitation of tax-deferred property exchanges of $3,613 million, $4,436 million and $8,296 million, respectively.
F&G
Through F&G, and its wholly-owned insurance subsidiaries, we market a broad portfolio of annuities, including fixed indexed annuities (“FIAs”), registered index-linked annuities (“RILAs”), (together referred to as “indexed annuities”), multi-year guarantee annuities (“MYGAs”) as well as pension risk transfer (“PRT”) solutions, indexed universal life (“IUL”) insurance and institutional funding agreements.
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered the bank and broker dealer distribution channels to connect with even more customers. As of December 31, 2024, F&G has approximately 731,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide. We also serve approximately 115,000 plan participants who will receive their pension payments from F&G through our pension risk transfer solutions.
Through the efforts of F&G's approximately 1,300 employees, most of whom are located in Des Moines, Iowa, and through a network of approximately 300 IMOs and 22 leading banks and independent broker dealers, representing approximately 138,000 independent agents and advisers, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our IUL insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are indexed annuities that tie contractual returns to specific market indices, such as the S&P 500 Composite Stock Price Index (the "S&P 500 Index"). Our customers value our indexed annuities, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2024, FIAs generated approximately 44% of our total gross sales. The remaining 56% of sales were primarily generated from fixed rate annuities, 33%, PRT sales, 15%, funding agreements, 7%, and IUL, 1%. We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest in options on indices such as the S&P 500 Index. Most of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Annuities. Through F&G’s insurance subsidiaries, we issue a broad portfolio of deferred annuities (indexed annuities and fixed rate annuities), immediate annuities, and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities – FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, such as the S&P 500 Index, while providing principal protection. The contract owners typically make a single deposit into our deferred annuities. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. Surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase.
We purchase derivatives consisting predominantly of over-the-counter options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy such as the S&P 500 Index. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders’ contract elections. The down-side risk to F&G is limited to the cost of the options because if the value of the options decreases there is no index credit. The cost of the hedge is included in the pricing of the product and can be reset on an annual basis for each policy based on market conditions. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contract’s anniversary date. The change in the fair value of the options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The options and futures contracts are marked to fair value with the change in fair value included as a component of “Recognized gains and losses, net” in our Consolidated Statements of Operations. The change in fair value of the options and futures contracts includes the gains and losses recognized at the expiration of the instrument’s term or upon early termination and the changes in fair value of open positions. Generally accepted accounting principles (“GAAP”) accounting of the reserve liability for products with embedded derivatives such as FIA creates additional volatility beyond the accounting for the options and the futures.
The contractholder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 1% to 10% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 1% to 3% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 50% to 250% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contract holder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 39% of the FIA sales for the year ended December 31, 2024, involved premium bonuses or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 1% to 15%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 48% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2024. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.
Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2024, crediting rates on outstanding single-year guaranteed annuities generally ranged from 2% to 6% and MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2024, was 5%.
Deferred Annuities - Registered Index-Linked Annuities (“RILA”). In early 2024, we entered the RILA markets. RILAs are similar to indexed annuities in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an indexed annuity, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A "buffer" is protection from negative exposure up to a certain percentage, typically 10% or 20%. A "floor" is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the "floor", but is protected against any loss in excess of this amount).
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for indexed annuities and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for indexed annuities and three to ten years for fixed rate annuities. This surrender charge initially ranges from 8% to 14% of the contract value for indexed annuities and is 8% of the contract value for fixed rate annuities. The charge generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 8% for our indexed annuities and 7% for our fixed rate annuities as of December 31, 2024. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. As of December 31, 2024, approximately 81% of our business included an MVA feature.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2024:

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
	(In millions)
Out of surrender charge	$2,427	7%	—%
2025	2,225	6%	4%
2026-2028	8,332	23%	6%
2029-2030	6,347	18%	7%
2031-2032	6,213	17%	8%
Thereafter	10,009	29%	11%
Total	$35,553	100%	7%
Subsequent to the penalty period, the policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policy or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal benefits by purchasing a GMWB.
Single Premium Immediate Annuities. We have previously sold single premium immediate annuities (“SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the contract, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Existing policyholders may elect to surrender their contract and use the proceeds to purchase a supplementary contract, which functions as a SPIA.
Life Insurance. We currently offer IUL insurance policies and have previously sold universal life, term and whole life insurance products. Holders of universal life insurance policies may make periodic payments over the life of the contract and earn returns on their policies, which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for indexed annuities. In addition to the annual renewal premium, we are diversifying earnings through strong growth in our middle market life insurance business.
Funding Agreements. As defined by the Iowa Insurance Division (the "IID"), a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers are agreeing to a defined stream of future payments in exchange for a single upfront premium. This type of business is sometimes referred to as spread lending, as funding agreement providers invest upfront premiums with the intent to earn an investment spread on the funds prior to making agreed upon maturity and interest payments. The structure of the payments can take several forms but are commonly a fixed or variable interest payment with a single maturity principal re-payment.
F&G currently utilizes two forms of funding agreement offerings. The first is through the issuance of collateralized funding agreements with the FHLB. This enables spread-based income without longevity or mortality exposure given the certainty in liability profile. Funding agreements through the FHLB are flexible in their format and the ability to issue during broad windows, as long as sufficient eligible collateral has been deposited with the bank. F&G and its predecessors have been entering into funding agreements with the FHLB since at least 2004.
In June 2021, we established a FABN Program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2024, we had approximately $2.5 billion outstanding under the FABN Program.
Pension Risk Transfer. In July 2021, we entered the PRT market. A PRT occurs when a defined-benefit pension provider seeks to remove some or all of its obligation to pay guaranteed retirement income or post-retirement benefits to plan participants. There are four major types of PRT strategies: longevity reinsurance, buy-in, buy-out, and paying in lump sums. We are currently active in plan buy-outs, where we have a direct, irrevocable commitment to each covered participant to make the specified annuity payments based upon the terms of the pension plan. Plan buy-out transactions fully and permanently transfer all investment, mortality, and administrative risk, associated with covered benefits, from the pension plan sponsor to the insurance provider.
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
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2024, we had completed PRT transactions that represented pension obligations of $7.0 billion.
Distribution. We distribute our annuity and life insurance products through three main retail channels of distribution: independent agents, banks, and broker dealers.
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
We offer our products through a network of approximately 300 IMOs, representing approximately 126,000 agents. We believe that our relationships with these IMOs are strong. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 41 Power Partners, comprised of 19 annuity IMOs and 22 life insurance IMOs. The average tenure of the Power Partners is approximately 21 years.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and indexed annuity products to banks and broker dealers and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 22 banks and broker dealers, representing approximately 12,000 financial advisers. The financial advisers at our bank and broker dealer partners can offer their clients guaranteed rates of return, protected growth, and income for life through our secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2024, the top five firms represented 77% of channel sales. Bank and broker dealers represented 42% of annuity sales for the year ended December 31, 2024.
The top 5 states for the distribution of F&G retail products in the year ended December 31, 2024, were Florida, California, Pennsylvania, Texas and Ohio, which together accounted for 38.7% of FGL Insurance’s premiums.
Investments. Within our F&G segment, we embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of high-quality debt securities. Our investment strategy is designed to preserve capital, provide consistent yield and investment income and achieve attractive absolute returns. We base all our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes. The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies.
FGL Insurance and certain other subsidiaries of F&G are party to investment management agreements ("IMAs") with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of the F&G Accounts.

Effective October 1, 2024, FGL Insurance amended and restated its IMA with BIS to increase a fee cap from 26 basis points to 30 basis points. This increase did not change the overall economics of the IM as it was not material in nature. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. For certain asset classes, we continue to utilize specialized third-party investment managers. As of December 31, 2024, approximately 81% of our $60 billion investment portfolio was managed by BIS, with 18% managed by other third parties, and the remaining 1% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.
Effective January 1, 2025, FGL NY Insurance and BIS entered into an IMA pursuant to which BIS is appointed as investment manager of substantially all assets in the general account of FGL NY Insurance. FGL NY Insurance terminated its current IMA with its current investment manager effective December 31, 2024. There are no separate agreements or arrangements between BIS or its affiliates, on the one hand, and FGL NY Insurance or its affiliates, on the other hand, concerning the IMA between BIS and FGL NY Insurance.
Our investment portfolio consists of high-quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, asset-backed securities ("ABS"), residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), commercial mortgage loans ("CMLs"), residential mortgage loans ("RMLs"), limited partnership investments and other investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”), non-agency RMBS and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings required as part of our funding arrangements with the FHLB.
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. We currently maintain a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 4.9 years vs. liability duration of 5.8 years).
For further discussion of portfolio activity, see Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio.
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
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as finance, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes. We believe that we have a good relationship with our principal outsource service providers.
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
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long term trend that, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.
The rating organizations may take various actions, positive or negative. Such actions are beyond our control, and we cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Senior Unsecured Notes	Not Rated	BBB-	BBB-	Baa3
Junior Unsecured Notes (a)	Not Rated	BB	BB	Ba1
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Fidelity & Guaranty Life Holdings, Inc. (b)
Issuer Credit / Default Rating	BBB	BBB-	BBB	Not Rated
Outlook	Stable	Stable	Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A	A-	A-	A3
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	A3
Outlook		Stable	Stable	Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable

(a) Reflects rating of $375 million Junior Subordinated Notes due 2065 issued in January 2025
(b) Ratings removed for Fidelity & Guaranty Life Holdings, Inc. Senior Unsecured Notes due 2025 following full redemption in February 2025
A.M. Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Item 1A. Risk Factors."
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
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2024, we hold no net short positions against a counterparty; therefore, we were not required to post collateral at December 31, 2024.
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
Please refer to Note O F&G Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for further discussion on reinsurance, reinsurance recoverables for our largest reinsurers and credit risk and counterparty risk.
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
Hannover Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd., an unaffiliated reinsurer, to reinsure an in-force block of its indexed annuity and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees.  In accordance with the terms of this agreement, we cede 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Kubera Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede a quota share of certain indexed annuity statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2024. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2024 and 2023, the amount funded under the NPA was insignificant.
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
Effective July 1, 2024, FGL Insurance amended the existing flow reinsurance agreement with Somerset to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis written on or after July 1, 2024. As the base contract benefits and GWMB riders are ceded to Somerset, there is sufficient insurance risk present that results in this portion of the reinsurance agreement being accounted for as reinsurance.
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
Effective January 1, 2025, F&G amended the existing flow reinsurance agreement with Everlake Life Insurance Company (“Everlake”) to cede future additional MYGA business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an inforce block of certain MYGA policies on a coinsurance quota share basis.
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
New Re Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a Munich Re), to cede certain indexed annuity policies. Effective July 1, 2023, this agreement was amended to reinsure additional indexed annuity products. The coinsurance quota share is only applicable to the base contract benefits under the indexed annuity policies. The yearly renewable term is applicable to the waiver of surrender charges and return of premium. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
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

FGL Insurance has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived related to certain indexed annuities, deferred annuity and MYGA policies. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $175 million available to draw on as of December 31, 2024. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGAL is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. Under the terms of the agreement, F&G Annuities & Life, Inc. (“FGAL”) is also required to make a capital contribution to Raven Re in certain circumstances, including in the event that Raven Re’s statutory capital and surplus falls below defined levels. As of December 31, 2024 and 2023, no capital contributions were required to be made due to these conditions. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
GMWB/GWP Reinsurance Transaction. Effective December 31, 2023, FGL Insurance recaptured its reinsurance arrangement with Canada Life Assurance Company (“Canada Life”) United States Branch covering indexed annuity policies with GMWB and guaranteed withdrawal payment (“GWP”) features and entered into a reinsurance treaty with Corbeau Re, Inc. (“Corbeau Re”), its wholly owned captive reinsurance company, to cede certain indexed annuity policies with GMWB and GWP. In connection with the reinsurance agreement between FGL Insurance and Corbeau Re, Corbeau Re entered into an excess of loss reinsurance agreement (“XOL”) with Canada Life Barbados Branch to finance the portion of statutory reserves considered to be non-economic. The XOL matures on December 31, 2043, and provides for coverage on losses up to $1.5 billion as of December 31, 2024. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. Under the terms of the agreement, FGAL is required to make a capital contribution to Corbeau Re in certain circumstances, including in the event that Corbeau Re’s statutory capital and surplus falls below defined levels. As of December 31, 2024, no capital contributions were required to be made due to these conditions. Corbeau Re is permitted to account for the excess of loss reinsurance agreement from Canada Life as an admitted asset on the Corbeau Re statutory balance sheet.
PRT Reinsurance Transaction. Effective October 1, 2023, FGL Insurance recaptured a reinsurance agreement with its affiliate F&G Life Re Ltd. (“F&G Life Re”), a Bermuda reinsurer, covering a quota share of certain pension risk transfer group annuity contracts and entered into an agreement with its affiliate F&G Cayman Re Ltd. (“F&G Cayman Re”), a Cayman Islands reinsurer, to reinsure a quota share of certain PRT group annuity contracts (previously ceded to F&G Life Re) in addition to flow PRT group annuity contracts. Some of the contracts reinsured are held by FGL Insurance’s general account and others are held by a FGL Insurance separate account (which does not meet the GAAP definition of a separate account). Reinsurance of the general account contracts are maintained on a coinsurance funds withheld basis for the general account statutory reserves. Reinsurance of the separate account contracts are maintained on a modified coinsurance basis for the separate account statutory reserves and coinsurance basis for the general account statutory reserves supporting the separate account. In connection with the agreement, F&G Cayman Re entered into a financing agreement with Deutsche Bank AG (“DB”), operating out of its New York branch, whereby DB issued a letter of credit used to support the coinsured general account statutory reserves (generally considered to be the non-economic reserves).
Regulation - U.S. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York, Vermont and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States and Puerto Rico, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. Corbeau Re, a wholly owned captive reinsurance company, reinsures certain of FGL Insurance’s indexed annuity policies with GMWB and GWP. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect insurers’ policyholders and beneficiaries and not their general creditors and shareholders of those insurers or of their holding companies. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.

Generally, insurance products underwritten by, and rates used by FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state or territory in which they are sold. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 ("ERISA").
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
•regulating the amount of dividends that may be paid in any year by insurance companies;
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
FGL Insurance dividends are paid as declared by its Board of Directors. Pursuant to Iowa insurance law, any proposed payment of a dividend is classified as an “extraordinary dividend” if it, together with the aggregate fair market value of other dividends or distributions made during the preceding twelve months, exceeds the greater of (i) 10% of capital and surplus as of the preceding December 31 or (ii) net gain from operations before realized capital gains or losses for twelve month period ending December 31 of the preceding year. No extraordinary dividends may be paid without prior approval of the IID. In addition, no ordinary dividends may be paid except from the earned profits arising from FGL Insurance’s business, which does not include contributed capital or contributed surplus.

In 2024, FGL Insurance did not pay dividends to Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). Pursuant to the limitations described above, it is estimated that FGL Insurance’s maximum ordinary dividend capacity for 2025 is $0.
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
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions as calculated under New York insurance laws without being required to obtain the prior consent of the NYDFS. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS.
FGL NY Insurance has historically not paid dividends.
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continued licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders.
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance’s estimated U.S. RBC ratio was over 410% as of December 31, 2024, above our 400% target. See section titled “Risks Relating to Our Business- If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.” in Item 1A. Risk Factors.
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. As of December 31, 2024, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re had five, one, two and four ratios outside the usual range, respectively. The IRIS ratios for net and gross change to capital and surplus, total affiliated investments to capital and surplus, surplus relief - over $5 million capital and surplus and change in premium for FGL Insurance were outside the usual range. The IRIS ratio for change in premium ratio for FGL NY Insurance was outside the usual range. The IRIS ratios for adequacy of investment income and change in premium for Raven Re were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income, change in premium and change in asset mix for Corbeau Re were outside the usual range.

In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are not currently subject to regulatory restrictions based on these ratios.
State insurance laws require insurers to analyze the adequacy of reserves. Following the implementation of principle-based reserving for life insurance products, the NAIC is now developing a principle-based reserving framework for fixed annuity products. The respective appointed actuaries for FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re have filed all of the required opinions with the insurance departments in the states in which they do business.
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
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of F&G, FGL US Holdings Inc. (“FGL US Holdings”), CF Bermuda Holdings Limited (“CF Bermuda”), Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), FGL Insurance or FGL NY Insurance or certain of their affiliates unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. In addition, the insurance laws of Iowa and New York permit a determination of control in circumstances where the thresholds for the presumption of control have not been crossed. Similar laws apply to a direct or indirect change of ownership of Raven Re and Corbeau Re. Any person who is deemed to acquire control over F&G, FNF, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance, FGL NY Insurance, Raven Re, Corbeau Re or certain of their affiliates including any person who acquires 10% or more of our or FNF’s voting securities of FGL Insurance, FGL NY Insurance or certain of their affiliates, without the prior approval of the insurance regulators of Iowa and New York, will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of two ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re as of December 31, 2024, complied in all material respects with such regulations.
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
Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We believe that the types of indexed annuities that FGL Insurance and FGL NY Insurance sell will meet these requirements and, therefore, are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on indexed annuities. If indexed annuities were to be treated as securities, federal and state securities laws would require additional registration and licensing of these products and the agents selling them, and FGL Insurance and FGL NY Insurance would be required to seek additional marketing relationships for these products, any of which could impose significant restrictions on its ability to conduct operations as currently operated. However, our RILA product is not exempted from being treated as a security by the SEC.
Additionally, the Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which plays a role in shaping the regulatory environment affecting RILAs. The FSOC monitors systemic risks and may designate insurers offering

RILAs as systemically important financial institutions if their activities pose significant risks to the broader economy, subjecting them to enhanced prudential standards and supervision by the Board of Governors of the United States Federal Reserve. The prudential standards for non-bank Systemically Important Financial Institutions (“SIFIs”) include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning.
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
State and federal regulators have been adopting stronger consumer protection regulations that may materially impact our company, business, distribution and products. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. The best interest requirement is satisfied by complying with four regulatory obligations relating to care, disclosure, conflict of interest and documentation. The amended model regulation also requires agents to provide certain disclosures to consumers, obligates insurers to supervise agent compliance with the new requirements and prohibits sales contests or other incentives based on sales of specific annuities within a limited period of time.
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
In December 2020 the U. S. Department of Labor (the "DOL") issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Code and sets forth a new prohibited transaction class exemption ("PTE") referred to as PTE 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling individual retirement account ("IRA") products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021.
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
On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the New Fiduciary Rule, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts under the care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
The DOL’s new Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s final fiduciary rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the Final Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the Final Rule’s original effective date of September 23, 2024 has been delayed until further notice.
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
On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. On February 11, 2025, the DOL filed an unopposed motion to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motion was granted so the appeals are in abeyance. A Fifth Circuit reversal of the Texas district court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks. See “Risk Factors - Our F&G segment is highly regulated and subject to numerous legal restrictions and regulations.”
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
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s Bermuda statutory financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Bermuda Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
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
Sustainability
FNF is dedicated to addressing those sustainability issues important to our strategic objectives. The Company’s senior management and Board of Directors have committed to understanding sustainability issues to better serve our employees, business partners and communities. To honor this commitment, the management team actively leads such efforts with oversight from the Audit Committee, which reports progress to the Board of Directors.
While climate change does not materially impact FNF’s title insurance products and services, we believe maintaining a sustainable business starts with being transparent about our business practices, corporate governance, environmental impact and commitment to stakeholders. In 2019, we shared our inaugural Sustainability report. Since then, FNF has continuously enhanced our sustainability efforts and published annual progress updates. Additional information about our efforts and commitment to sustainable business practices is available on the Company’s sustainability page at www.fnf.com/sustainability.
FNF’s core sustainability commitments include:
Protecting Property Owners. Our policyholders depend on the strength and security of a reputable title insurance company to protect their property for years to come. As a provider of title insurance, we protect the rights of the insured – both residential and commercial property owners – against fraudulent and unexpected legal and financial claims that may arise after closing.

Consumer Data and Fraud Protection. The safety and security of our policyholders, customers, vendors and employees is a top priority. We maintain rigorous information security, internal auditing protocols, and monitoring to protect funds and private information while in our custody. We continuously work hard to educate and protect our stakeholders from deceitful practices by enhancing fraud prevention programs.
Preserving the Environment. FNF integrates environmental management practices into our operations, including facilities. As part of the Company's commitment to preserving the environment, we understand our duty to protect the local environments where we operate, and that climate change may present risk and opportunities to our business. Annually, we conduct a climate risk assessment to understand climate-related risks that may impact our business and to manage these risks through enterprise risk management systems.
We are actively working to understand and reduce FNF’s environmental footprint across our locations. Efforts include monitoring and mitigating our carbon footprint, eliminating the use of plastic water bottles, and participating in recycling programs. Additionally, we have started to collect scope 1 and 2 emissions data of our real estate footprint in preparation for climate reporting regulations. As part of a traditionally paper-intensive industry, we have implemented customer-focused technology to significantly reduce paper consumption in real estate transactions demonstrating our commitment to moving the title insurance industry in a more sustainable direction.
Supporting Our Employees and Communities. As one of FNF's greatest assets, we are dedicated to providing employees with opportunities to expand their knowledge base and develop skills for career advancement. Additionally, we are committed to building a diverse and inclusive workforce, and we strongly believe the diversity of our clients should be reflected among our employees. With over 1,300 locations throughout the United States and Canada and over 23,000 employees, we are positioned to make a difference within our communities. Through local community involvement, corporate initiatives, philanthropic giving, and an active community volunteer ethos, we work hard each day to support the communities in which we live and operate.
Highest Standard of Conduct: We adhere to all related laws, regulations and principles of conduct to protect the public’s trust, ensure conscientious performance and preserve FNF’s legacy of honesty and strong ethical standards. We firmly commit to upholding the Company’s core precepts, which inspire us to do our best each day. FNF implements robust governance practices, policies, trainings, and reporting avenues designed to encourage all employees to uphold the highest standards for business integrity.
Human Capital Resources
Employees. As of December 27, 2024, we employed 23,533 full-time equivalent employees, including 21,596 in our Title segment, 1,337 in our F&G segment, and 600 in our Corporate and other segment. In our Title segment, we monitor staffing levels based on current economic activity. In our F&G segment, the employee base increased by approximately 13% during 2024 as our F&G business continues to grow. None of our employees are subject to collective bargaining agreements. We believe relations with employees are good, as evidenced by our strong track record of employee retention.
Diversity. FNF aims to implement diverse and inclusive practices in all aspects of business operations; and the diversity of our employees contributes to our success by offering our clientele meaningful customized products and services. We are committed to being an equal opportunity employer. We foster an inclusive workplace where each employee, regardless of race, ethnicity, sexual orientation, or gender identification, receives equal access to opportunities throughout the organization.
Our Board of Directors leads by example in its commitment to diversity. In 2018, the board codified into our Corporate Governance Guidelines its commitment to diversity when selecting new director nominees, including candidates with a diversity of viewpoints, background, experience, and other demographics including age, gender, nationality, race, ethnicity, and sexual orientation.
FNF’s Code of Business Conduct & Ethics prohibits discrimination and harassment, and we distribute a written nondiscrimination policy to all employees as part of the employee handbook. Employees participate in annual training courses, including the Code of Business Conduct and Ethics Training and Reporting Harassment: Everyone’s Responsibility Training, which employees must acknowledge annually. FNF publishes its Diversity and Inclusion policy statement on the sustainability website at www.fnf.com/sustainability.
We have many women in leadership roles throughout our organization. As of January 1, 2025, out of the 18,483 U.S. based employees under FNF, 69% of the total workforce are women and 31% are men. Two out of eleven board members are women, 43% percent of the members of FNF’s Executive Team are women, and 67% of FNF’s Non-Executive Managers are women. Our annual Women in Leadership Program for female executives, managers, and future managers provides mentoring and development opportunities encouraging and promoting women into more active leadership roles within the Company.

Training and Professional Development
We believe our employees are one of the Company’s greatest assets, and we are committed to providing opportunities for them to expand their knowledge base and develop skills for advancement, resulting in improved employee performance and morale.
FNF offers a variety of training and educational opportunities for employees including, but not limited to, training on escrow policies and procedures, advanced escrow processing and practices, title loss reduction, title underwriting, advanced title practices and procedures, fraud prevention, as well as leadership effectiveness, software, soft skills, sales, and time management trainings. Our Commercial Sales University is a course for new commercial sales representatives, and our Leadership Development Program provides employees with mentorship from senior executives.
Leadership Development Program. Our Leadership Development Program helps employees advance their careers through professional development. Candidates are nominated once a year by their manager to participate in an intensive program, where they are asked to prepare and present a manager’s report and to participate in preparing an annual budget. The program includes thought-provoking discussions between candidates and our management team about leadership, business, the economy, and other industry-related topics. This process enables candidates to gain a better understanding of our Company culture and management expectations. Candidates also gain access to mentorship and engagement with senior executives.
Many departments provide Continuing Education and Continuing Legal Education opportunities for state land title and legal associations. Some offices provide financial assistance to join professional organizations and offer education reimbursement.
Financial Information by Operating Segment
For financial information by operating segment, see Note J Segment Information to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Statement Regarding Forward-Looking Information
 The statements contained in this Annual Report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements relate to, among other things, future financial and operating results of the Company. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following:
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
•our business concentration in the States of California and Texas are the source of approximately 12.9% and 13.8%, respectively, of our title insurance premiums;
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
In addition, many factors unrelated to our business could cause the market price of our common stock to rise and fall, including the operating and stock price performance of other comparable companies, investors’ general perception of our industry and changes in general economic and market conditions. If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 19, 2025, reported an approximate $1.8 trillion mortgage origination market for 2024, which would be a modest increase from 2023 resulting from an increase in refinance activity. The MBA predicts overall mortgage originations in 2025 will increase when compared to 2024 as a result of increases in both purchase and refinance activity. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under "Business Trends and Conditions" within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Interest rate risk is a significant market risk for us, as our F&G segment involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. F&G also maintains a portion of the assets in its investment portfolio in floating rate instruments and has executed variable interest rate credit agreements and floating rate funding agreements, which are subject to an element of market risk from changes in interest rates.
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
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed rate annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contractholders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain asset liability management programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance that actual withdrawals, contract benefits and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our indexed annuities and IUL business and MRBs on our indexed annuity and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for future policyholder benefits are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in Other comprehensive earnings (loss) ("OCI"). Decreases in interest rates would result in a reduction in our OCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
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
Goodwill aggregated approximately $5,271 million, or 5.5% of our total assets, as of December 31, 2024. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For the years ended December 31, 2024, 2023 and 2022, no goodwill impairment charge was recorded. However, if economic conditions deteriorate, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2024, our outstanding debt was $4,321 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) we may be unable to adjust rapidly to changing market conditions; (iv) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting rates for our products and establishing liabilities for future life insurance, annuity and PRT policy benefits and claims. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may reduce our profitability and impact our financial strength.
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
See Item 7 of Part II of this Annual Report, under. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.
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
Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2025, our title insurers may pay dividends or make distributions to us of approximately $498 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. If there is a delay in our third-party providers’ introduction of our new products or if our third-party providers are unable to service our customers appropriately, we may experience a loss of business that could have a material adverse effect on our business, financial condition and results of operations. We have a formal vendor management program that follows a continuous lifecycle for third-party providers. The lifecycle includes an initial risk assessment for new relationships to determine risk tier; vendor due diligence depending on the risk tier; contract management to effectively address all terms, conditions, duties and obligations, risks/issues identified; ongoing monitoring and management to ensure compliance with contract provisions and service level agreements; and termination/offboarding to ensure appropriate communication and any other requirements such as destruction of data.
If our key providers, distributors or other parties terminate important business arrangements with us, reduce their business with us or renew contracts on terms less favorable to us, which occurs from time to time, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be materially adversely affected.
In addition, our reliance on third-party service providers that we do not control does not relieve us of our responsibilities and contractual, legal and other requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in us becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect our reputation and sales of our products.
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
At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to our actuary's central estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s central estimate, but not at the central estimate, management assesses other factors in order to determine our best estimate. These factors, which are both qualitative and quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes and other cost saving measures. Depending upon our assessment of these factors, we may or may not adjust the recorded reserve. If the recorded amount is not within a reasonable range of the actuary’s central estimate, we would record a charge or credit and reassess the provision rate on a go forward basis.
Changes in the Company’s dealings with large mortgage lenders, servicers or government-sponsored enterprises could adversely affect our title insurance and mortgage servicing subsidiaries.
Large mortgage lenders, servicers and government-sponsored enterprises have significant influence over the products and services provided by our title insurance and mortgage servicing subsidiaries. Changes in our dealings with any of these lenders, servicers or the government-sponsored enterprises, the loss of all or a portion of the business derived from these parties or revisions to the government-sponsored enterprises’ selling or servicing guides related to title insurance or mortgage servicing, could have a material adverse effect on our business.
If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.
Ratings have always been an important factor in establishing the competitive position of insurance companies. Our title insurance subsidiaries are rated by S&P, Moody’s and Demotech. Our F&G insurance subsidiaries are rated by A.M. Best, Fitch, Moody's and S&P. Ratings reflect the opinion of a rating agency with regard to an insurance company’s or insurance holding company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to continued periodic review by rating agencies and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.
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
Our business is subject to risk due to our owned distribution strategy and investments in distribution consolidation.
Our owned distribution strategy, including our investments in minority and majority stakes in various Network Marketing Groups and other distribution consolidators, exposes us to operational, financial, and strategic risks. These investments, including stakes in Syncis Holdings, Quility Holdings, DCMT Worldwide, and a majority interest in Roar Joint Venture, LLC, represent a significant component of our distribution strategy. The success of this strategy depends on the continued growth and performance of these businesses, which is subject to challenges such as the retention and performance of agents, market demand in cultural communities, and our ability to integrate these entities effectively into our broader operations. Furthermore, as industry consolidation among independent agent distribution channels accelerates, competition to acquire and partner with high-performing platforms intensifies, limiting our ability to secure attractive investment opportunities. Our ownership stakes also expose us to financial risks, including the potential for impairment of goodwill or intangible assets if these entities underperform, as well as regulatory and compliance risks related to licensing and fiduciary standards. These factors, combined with the operational challenges of managing both majority and minority investments, create risks that could materially and adversely affect our financial performance, competitive position, and long-term growth prospects.
Risk Factors Related to the F&G Distribution
The F&G Distribution could adversely affect our results of operations or financial condition.
On December 1, 2022, we completed the F&G Distribution. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management’s attention; our ability to successfully realize the anticipated benefits of the F&G Distribution; the terms and conditions of agreements and arrangements between FNF and F&G following the distribution, such as the Corporate Services Agreement, dated as of November 30, 2022, between FNF and F&G (the “Corporate Services Agreement”), which provides for, among other things, the provision of certain services by FNF to F&G following the F&G Distribution; and the nature and amount of indebtedness incurred by F&G. In addition, our F&G segment contributes to a significant portion of our earnings and the F&G Distribution could adversely affect our earnings.
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
Risk Factors Relating to the Geographic Concentrations of our Business Segments
Because we are dependent upon California and Texas for approximately 12.9% and 13.8% of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2024, California-based premiums accounted for approximately 27.8% of premiums earned by our direct operations and 0.5% of our agency premium revenues, while Texas-based premiums accounted for 19.2% of premiums earned by our direct operations and 9.2% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 12.9% and 13.8%, respectively, of our total title insurance premiums for 2024. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our life insurance and annuity products in our F&G segment are Florida, California, Pennsylvania, Texas and Ohio. Any adverse economic developments or catastrophes in these states could have an adverse impact on our F&G segment.
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
Changes to federal and state statutes and regulations; statutory or regulatory guidance, policies, or interpretations of existing regulations or statutes; guidelines published by the government-sponsored enterprises; enhanced federal or state governmental oversight or efforts by federal or state governmental agencies that cause customers to refrain from purchasing or using the Company’s products and services, could: (i) prohibit, impact or limit our future operations, (ii) make it more costly or burdensome to conduct such operations or (iii) result in decreased demand for the Company’s products and services. Such changes could impact our competitive position and have a negative impact on our ability to generate revenues, earnings and cash flows.

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
•establishing reserves; and
•regulation of reinsurance.
Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. State regulations may impede or impose burdensome conditions on our ability to increase or maintain rate levels or on other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Further, various state legislatures have in the past considered offering a public alternative to the title industry in their states, as a means to increase state government revenues. Although we think this situation is unlikely, if one or more such takeovers were to occur, they could adversely affect our business. We cannot be assured that future legislative or regulatory changes will not adversely affect our business operations. See “Item 1. Business — Regulation” of this Annual Report for further discussion of the current regulatory environment.
Our ServiceLink subsidiary provides mortgage transaction services including title-related services and facilitation of production and management of mortgage loans. Certain of these businesses are subject to federal and state regulatory oversight. For example, ServiceLink’s LoanCare business services and subservices mortgage loans secured primarily by residential real estate throughout the United States. LoanCare is subject to extensive federal, state and local regulatory oversight, including federal and state regulatory examinations, information gathering requests, inquiries and investigations by governmental and regulatory agencies, including the CFPB. In connection with formal and informal inquiries by those agencies, LoanCare receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its or its clients’ regulated activities.
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
Our insurance subsidiaries are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which they operate. Title insurance rates are regulated differently in various states, with some states requiring the subsidiaries to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. In general, premium rates are determined on the basis of historical data for claim frequency and severity as well as related production costs and other expenses. In all states in which our title subsidiaries operate, our rates must not be excessive, inadequate or unfairly discriminatory. Premium rates are likely to prove insufficient when ultimate claims and expenses exceed historically projected levels. Premium rate inadequacy may not become evident quickly and may take time to correct, and could adversely affect our results of operations and financial condition.
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

We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies. See “Item 1. Business — Regulation” of this Annual Report for further discussion of the impact of regulations on our business.
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
Our insurance subsidiaries are subject to minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate and certain other risks. Changes to statutory reserve or RBC requirements may increase the amount of reserves or capital our insurance companies are required to hold and may impact our ability to pay dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. Changes currently under consideration include adding an operational risk component, factors for asset credit risk and group wide capital calculations.
“Fiduciary” Rule
In December 2020, the DOL issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), and sets forth a new exemption, referred to as prohibited transaction class exemption (“PTE”) 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling IRA products and withdraws the DOL’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021. The DOL left in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products, provided that certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. We, along with FGL Insurance and FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile, the DOL has publicly announced its intention to consider future rulemaking that may revoke or modify PTE 84-24.
On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the "New Fiduciary Rule", which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts under the care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s final fiduciary rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Fiduciary Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Fiduciary Rule’s original effective date of September 23, 2024 has been delayed until further notice.
In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the New Fiduciary Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the New Fiduciary Rule.
On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. A Fifth Circuit reversal of the Texas district court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business. The Fifth Circuit has yet to issue a decision on these appeals. Consequently, the stays on the 2024 fiduciary rule remain in effect.
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
The Secure 2.0 Act of 2022, Division T of the Consolidated Appropriations Act, 2023 (“SECURE Act 2.0”), was signed into law on December 29, 2022, and went into effect as early as January 1, 2023, in certain respects. The SECURE Act 2.0 contains provisions that may impact our F&G insurance subsidiaries, and these changes could affect the desirability of IRAs, necessitate changes to our administrative system to implement the Secure Act 2.0, and affect, to some extent, the length of time that IRA assets remain in our annuity products. These provisions include, for example, raising the age for required minimum distributions from IRAs from 72 to 73 (age 74 after 2032); additional exceptions to the 10% penalty tax for distributions before age 59-1/2; reduction of the penalty for failures to take a required distribution amount; directions to the SEC for new registration forms for RILAs; and directions to the DOL to revisit fiduciary standards relating to choosing an annuity provider in pension risk transfer transactions. While we cannot predict whether, or to what extent, the SECURE Act 2.0 will ultimately impact us, whether positive or negative, it may have implications for our business operations and the markets in which we compete.
Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Also, regulators and courts have been dealing with issues arising from foreclosures and related processes and documentation. Various governmental entities are studying the insurance product, market, pricing and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions.
Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance (“ESG”) related matters create a variety of risks for our business.
In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase or change expectations related to ESG matters.
Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such "anti-ESG" and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations, investigations and enforcement actions, or reputational harm.
Risk Factors Relating to the Credit Risk of our Counterparties
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased equity options.
We cede material amounts of insurance and transfers of related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Aspida Re, Wilton Re, Somerset and Everlake represent our largest third-party reinsurance counterparty exposure. As of December 31, 2024, the net amount recoverable from Aspida Re, Wilton Re, Somerset and Everlake were $7,844 million, $2,822 million, $1,168 million, and $1,066 million, respectively. The risk of non-performance is mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit.

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
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $14.4 billion at December 31, 2024. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
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
Natural catastrophes and pandemics present risks that could adversely affect our results of operations. In addition, our business operations may be adversely affected by the increased risk of malicious and terrorist acts, as evidenced by recent incidents such as the New Orleans attack and Las Vegas explosion, which could disrupt our operations or the safety of our employees or customers. Claims arising from such events could have an adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.
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
Our operations are highly dependent upon the effective operation of our computer systems. We use our computer systems to receive, process, store and transmit sensitive personal consumer data (such as names and addresses, social security numbers, driver's license numbers and bank account information) and important business information of our customers. We also electronically manage substantial cash, investment assets and escrow account balances on behalf of ourselves and our customers, as well as financial information about our businesses generally. The integrity of our computer systems and the protection of the information that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats such as ransomware or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent.
Examples of security threats that represent significant inherent risk with little to no warning include the MoveIT security incident affecting F&G, in which F&G activated its crisis management protocols to adequately manage the investigation, impact and response to this incident. In November 2023, we experienced a cybersecurity incident where an unauthorized third-party accessed certain of our systems, deployed a type of malware that is not self-propagating, and exfiltrated certain data. We promptly commenced an investigation, retained leading experts to assist the Company, notified law enforcement authorities, regulatory authorities and other stakeholders and followed our incident response plans. Although we believe we have remediated the significant exposures related to these incidents, there remains potential for future losses associated with litigation and damage to our reputation. If additional information regarding an event previously considered immaterial is discovered, or a new event were to occur, it could potentially have a material adverse effect on our operations or financial condition. In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result, among other things, in adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity or other adverse consequences to our business.
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
Regulatory agencies are evaluating existing regulatory frameworks for insurance industry wide use of Artificial Intelligence. New artificial intelligence algorithms and predictive models may be used by insurance companies in selling insurance products to consumers. However, the use of new artificial intelligence models may make insurance companies more susceptible to potential bias, discrimination and data breaches. These concerns could lead to development of new, or modifications to, laws and regulations pertaining to the use of Artificial Intelligence by insurance companies or the broader financial services sector, which may prove to be onerous for companies to implement in a timely manner.

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
Our reputation is a key asset, and our continued success is dependent upon our ability to earn and maintain the trust and confidence of our broad range of customers. We provide our products and services to a wide range of customers, and our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, cybersecurity incidents, unfavorable press coverage and unfavorable comments on social media. Any damage to our reputation could adversely affect our ability to attract and retain customers and employees, potentially leading to a reduction in our revenues and profitability.
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
Our F&G insurance subsidiaries operate in a highly competitive industry and encounter significant competition in all of our product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than us and that may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs or have different profitability expectations than us. Competition could result in, among other things, lower sales or higher lapses of existing products.
Our annuity products compete with indexed annuities and fixed rate annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. The ability of banks and broker dealers to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Our ability to compete is dependent upon, among other things, our ability to develop competitive and profitable products, our ability to maintain low unit costs and our maintenance of adequate financial strength ratings from rating agencies. Our ability to compete is also dependent upon, among other things, our ability to attract and retain distribution channels to market our products, the competition for which is vigorous. We must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. The evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services we offer. Our competitive position may be impacted if we are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning, or if our competitors collect and use data which we do not have the ability to access or use.
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of our or our client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of our policies, our ability to sell products and provide services, maintain client relationships, and our revenues and results of operations.
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
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
We are highly dependent on information technology in the operation of our various businesses. Cybersecurity is an integral part of our operations and is a focus of all employees, including senior management and our board of directors.
Risk Management and Strategy
We assess, identify and manage cybersecurity risks through various processes within our Enterprise Risk Management Program and Information Security Program. We focus on all areas of cybersecurity, including threat and vulnerability management, security monitoring, identity and access management, phishing awareness, risk oversight, third-party risk management, disaster recovery and continuity management. We have established policies, including those related to privacy, information security and cybersecurity, and we employ a broad and diversified set of cybersecurity risk monitoring and risk mitigation techniques. Internal audits, external audits and self-assessments are conducted to assess the effectiveness and maturity of our Enterprise Risk Management Program and Information Security Program.
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
Governance
Management's Role in Assessing and Managing Cybersecurity Risk
Our Corporate Information Security Group is led by our Chief Information Security Officer ("CISO") who is responsible for our information security strategy. This strategy includes policy management, security engineering, identity and access management, vulnerability management and cyber threat detection and response through our Security Operations Center. Our CISO has extensive information technology and program management experience as do many of our employees in our information security group. Our CISO, as well as others in our information security group, hold certifications such the Certified Information System Security Professional certification. We believe cybersecurity is a shared responsibility throughout the organization and thus we also manage cybersecurity risks, through a cross-functional committee of members of senior management known as the Enterprise Risk Steering Committee, which includes the CISO. The diversity of this group allows for identification of key enterprise risks from strategic, operational, financial, legal, information technology and compliance perspectives. These individuals receive reporting on our cybersecurity programs and also participate in table-top exercises relating to potential security incidents. The CISO is also the primary point of contact for reporting information security incidents and for coordinating information security activities including incident response and digital forensics. Our CISO reports to our Chief Security Officer who also has extensive experience in the information security space.
Board Oversight of Cybersecurity
Our board has a strong focus on cybersecurity. Our approaches to cybersecurity and privacy risk are overseen by the audit committee. At each regular meeting of the audit committee of our Board of Directors, our Chief Risk Officer, Chief Compliance Officer, Chief Security Officer, Chief Information Security Officer and Chief Audit Officer provide reports relating to existing and emerging cyber and data security risks, as well as reports on the Company’s risk assessments and security incidents. Our audit committee chairman reports on these discussions to our board of directors on a quarterly basis. See Item 1A Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity.
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
We completed our forensic investigation on December 13, 2023. We determined that an unauthorized third-party accessed certain of our systems, deployed a type of malware that is not self-propagating and exfiltrated certain data. We have no evidence that any customer-owned system was directly impacted in the incident, and no customer has reported that this has occurred. The last confirmed date of unauthorized third-party activity in our network occurred on November 20, 2023.

We have identified and analyzed the nature and scope of the affected systems and data. We have notified our affected customers and applicable state attorneys general and regulators, and approximately 1.3 million potentially impacted consumers; are providing credit monitoring, web monitoring and identity theft restoration services; and are fielding questions from customers. We are continuing to coordinate with law enforcement, our customers, regulators, advisors and other stakeholders. We have been named as a defendant in several lawsuits related to this incident. The Company will vigorously defend itself against any litigation filed related to this incident.
This incident did not have a material impact on the Company.
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
On January 31, 2025, the last reported sale price of our common stock on the New York Stock Exchange was $58.17. We had approximately 5,461 shareholders of record on January 31, 2025.
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

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2024. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2019, with dividends reinvested over the periods indicated.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024

Fidelity National Financial, Inc.	100.00	89.97	124.34	97.57	138.67	158.17
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	95.45	151.24	100.69	131.27	136.36

Dividends
On February 20, 2025, our Board of Directors formally declared a $0.50 per FNF share cash dividend that is payable on March 31, 2025, to FNF shareholders of record as of March 17, 2025. During the years ended December 31, 2024, 2023, and 2022, we declared dividends on our common stock of $1.94, $1.83, and $1.77, respectively.
Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.
Purchases of Equity Securities by the Issuer
On August 3, 2021, our Board of Directors approved a three-year repurchase program (the "2021 Repurchase Program") under which we were authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2024. Since the commencement of the 2021 Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program during the year ended December 31, 2024. Subsequent to December 31, 2024 and through market close on February 21, 2025, we did not repurchase any FNF common stock under the 2024 Repurchase Program.
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
The most recent forecast of the MBA, as of February 19, 2025, estimated (actual for fiscal years 2023 and 2024) the size of the U.S. residential mortgage originations market as shown in the following table for 2023 - 2027 in its "Mortgage Finance Forecast" (in trillions):

	2027	2026	2025	2024	2023
Purchase transactions	$1.7	$1.6	$1.4	$1.3	$1.3
Refinance transactions	$0.8	$0.8	$0.7	$0.5	$0.2
Total U.S. mortgage originations forecast	$2.5	$2.4	$2.1	$1.8	$1.5
As of February 19, 2025, the MBA expected residential purchase transactions and residential refinance transactions to increase in 2025 through 2027.
Following the Federal Reserve's reduction of its benchmark rate to nearly zero in response to COVID-19, residential purchase and refinance activity were on strong footing resulting in record revenues in 2021. However, residential refinance transactions began to slow in 2021 as the population of eligible refinance candidates declined.
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 5.25% and 5.50% in July 2023 in an effort to combat inflation. Following a decline in inflation in 2024, the Federal Reserve reduced the benchmark rate to a range of 4.25% and 4.50% as of December 31, 2024. Interest rates on a 30-year, fixed rate mortgage averaged 6.7% in 2024, 6.8% and 5.2% in 2023 and 2022, respectively.
A shortage in the supply of homes for sale, increasing home prices, varying mortgage interest rates, inflation, disrupted labor markets and geopolitical uncertainties created some volatility in the residential real estate market in 2022, 2023 and 2024. Existing-home sales decreased 9% in December 2024 as compared to the corresponding month in 2023 while median existing-home sales prices rose to $404,400 in December 2024, a 6% increase over the corresponding month in 2023.
According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was near record lows throughout 2022 and 2023. The unemployment rate was 4.1% and 3.7% in December of 2024 and 2023, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file were stable in the first three quarters of 2022. Commercial volumes and commercial fee-per-file declined in the fourth quarter of 2022 and remained depressed throughout 2023 and 2024 when compared to recent years.
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
Geographic Operations. Our direct title operations are divided into approximately 230 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,100 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$710	13.8%	$657	14.3%	$1,027	15.0%
California	668	12.9	597	13.0	819	12.0
Florida	525	10.2	490	10.7	722	10.6
Illinois	298	5.8	275	6.0	360	5.3
Pennsylvania	269	5.2	227	4.9	356	5.2
All others	2,687	52.1	2,351	51.1	3,550	51.9
Totals	$5,157	100.0%	$4,597	100.0%	$6,834	100.0%

F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
Market Conditions. Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See Item 1A of Part I of this Annual Report for further discussion of risk factors that could affect market conditions.
Interest Rate Environment. Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 5%, respectively, and $6 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a more detailed discussion of interest rate risk.

Aging of the U.S. Population.
We believe that the aging of the U.S. population will increase the demand for our indexed annuity and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. We serve a growing retirement population, with more than 10,000 Americans turning 65 every day and a projected 23% increase in people age 65 and older over the next 25 years. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

Industry Factors and Trends Affecting Our Results of Operations. We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $97 billion of sales in 2023 and the registered index-linked annuities (“RILA”) market grew from $11 billion of sales in 2018 to $44 billion of sales in 2023. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $3 billion of annual sales in 2023.

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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2024	%	December 31, 2023	%
	(Dollars in millions)
Known claims	$209	12.2%	$217	12.3%
IBNR	1,504	87.8	1,553	87.7
Total Reserve for Title Claim Losses	$1,713	100.0%	$1,770	100.0%
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
We recorded our loss provision rate at 4.5% for the years ended December 31, 2024, 2023 and 2022 related to policies written in those years. The provision rate in 2024, 2023 and 2022 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, claims expense management, mechanic’s lien underwriting practices, and fraud awareness by lenders, title insurers and settlement agents.
Due to the uncertainty inherent in the process and due to the judgment used by both management and our actuary, our ultimate liability may be greater or less than our carried reserves. If the recorded amount is within the actuarial range but not at the central estimate, we assess the position within the actuarial range by analysis of other factors in order to determine that the recorded amount is our best estimate. These factors, which are both qualitative and quantitative, can change from period to period, and include items such as current trends in the real estate industry (which we can assess, but for which there is a time lag in the development of the data), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes and other cost saving measures. If the recorded amount is not within a reasonable range of our actuary's central estimate, we may have to record a charge or credit and reassess the loss provision rate on a go forward basis. We will continue to reassess the provision to be recorded in future periods consistent with this methodology.
The table below presents our title insurance loss development experience for the past three years:

	2024	2023	2022
	(In millions)
Beginning balance	$1,770	$1,810	$1,883
Change in reinsurance recoverable	(10)	15	(128)
Claims loss provision related to:
Current year	232	207	308
Prior years	—	—	—
Total title claim loss provision	232	207	308
Claims paid, net of recoupments related to:
Current year	(25)	(22)	(21)
Prior years	(254)	(240)	(232)
Total title claims paid, net of recoupments	(279)	(262)	(253)
Ending balance of claim loss reserve for title insurance	$1,713	$1,770	$1,810
Title premiums	$5,153	$4,592	$6,834

	2024	2023	2022
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows:

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
	(In millions)
Year ended December 31, 2024	$204	$123	$(48)	$279
Year ended December 31, 2023	169	128	(35)	262
Year ended December 31, 2022	294	134	(175)	253
As of December 31, 2024 and 2023, our recorded reserves were $1,713 million and $1,770 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $61 million above the mid-point of the provided range of $1.5 billion to $1.9 billion of our actuarial estimates as of December 31, 2024. Our recorded reserves were $70 million above the mid-point of the provided range of our actuarial estimates of $1.5 billion to $1.9 billion as of December 31, 2023.
During 2024, 2023 and 2022, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2006-2009. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see stable development relating to the 2012 through 2022 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Our ending open claim inventory decreased from approximately 9,200 claims as of December 31, 2023, to approximately 8,300 claims as of December 31, 2024. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $52 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2024 title premiums of $5,153 million. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2024, would result in an increase (decrease) in our provision for title claim losses of approximately $171 million.
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
Mortality refers to the incidence of death on covered lives, which triggers contractual death benefit provisions. On our deferred annuities and life insurance products, these provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. On our life-contingent immediate annuities (which includes life-contingent PRT annuities), the death of a named annuitant or certificate holder may trigger the cessation or reduction of future life-contingent payments due, depending on the presence of a joint annuitant/certificate holder and any remaining guaranteed non-life contingent payment periods. We utilize a combination of internal and industry experience when setting our mortality assumptions.
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
Discount rates refer to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for FPB reserves, the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through OCI.
Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of December 31, 2024 and 2023, are summarized as follows:

	As of December 31, 2024
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Indexed annuities	$31,002	$(861)	$30,141
Fixed rate annuities	17,443	(11,009)	6,434
SPIA and other	1,673	(109)	1,564
IUL and other life	4,203	(1,390)	2,813
Funding agreements	5,315	—	5,315
PRT	6,066	—	6,066
Total	$65,702	$(13,369)	$52,333

	As of December 31, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Indexed annuities	$27,809	$(17)	$27,792
Fixed rate annuities	13,445	(7,521)	5,924
SPIA and other	1,814	(115)	1,699
IUL and other life	3,828	(1,307)	2,521
Funding agreements	5,152	—	5,152
PRT	4,203	—	4,203
Total	$56,251	$(8,960)	$47,291
Indexed annuities and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Consolidated Statements of Earnings.
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.
Valuation of Fixed Maturity, Preferred and Equity Securities and Derivatives
Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive earnings (loss) (“AOCI”), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net earnings. Realized gains and losses on the sale of investments are determined on the basis of first-in first-out cost basis and are credited or charged to income on a trade date basis.
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. Management utilizes information from independent pricing services, who take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note D Fair Value of Financial Instruments and Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for indexed annuities contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our indexed annuities and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals and non-performance spread. The discount rate used to determine the fair value of our indexed annuities/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2024 and 2023, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note D Fair Value of Financial Instruments and Note F Derivative Financial Instruments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance arrangement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying insurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. These compound embedded derivatives are reported in Funds withheld for reinsurance liabilities and for all other arrangements, embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings. See Note O F&G Reinsurance to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2024 and 2023.

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,483	$36,650	$856	$—	$38,989
Priced via independent broker quotations	—	—	10,256	—	10,256
Priced via other methods	—	—	9	57	66
Total	$1,483	$36,650	$11,121	$57	$49,311
% of Total	3%	74%	23%	—%	100%

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,012	$32,714	$895	$—	$34,621
Priced via independent broker quotations	—	—	8,290	—	8,290
Priced via other methods	—	—	9	59	68
Total	$1,012	$32,714	$9,194	$59	$42,979
% of Total	2%	76%	22%	—%	100%
Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2024 and 2023, goodwill was $5,271 million and $4,830 million, respectively. The majority of our goodwill as of December 31, 2024 relates to goodwill recorded in connection with the Chicago Title merger in 2000, our initial acquisition of an ownership interest in ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note N Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2024, 2023 and 2022, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on indexed annuities contracts that provide minimum guarantees to policyholders, such as GMDB and GMWB riders. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.
The principal policyholder behavior assumptions used to calculate MRBs are established at issue of the contract and include mortality, contract full and partial surrenders, and utilization of the GMWB rider benefits. The assumptions used reflect a combination of internal experience, industry experience and judgment. We review overall policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Changes in, or deviations from, the assumptions previously used can significantly affect our MRBs and related results of operations in a positive or negative direction. See Note X Market Risk Benefits to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Mortality refers to the incidence of death amongst policyholders on covered lives, which triggers contractual death benefit provisions. These provisions may allow for lump sum payments, payments over a period of time or spousal continuation of the contract. We utilize a combination of actual internal and industry experience when setting our mortality assumptions.
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
For the year ended December 31, 2024, changes in market conditions, including changing interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold certain underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies, which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note T Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Direct title insurance premiums	$2,200	$1,982	$2,858
Agency title insurance premiums	2,953	2,610	3,976
Escrow, title-related and other fees	5,321	4,717	4,333
Interest and investment income	3,124	2,607	1,891
Recognized gains and losses, net	83	(164)	(1,493)
Total revenues	13,681	11,752	11,565
Expenses:
Personnel costs	3,148	2,908	3,192
Agent commissions	2,287	2,008	3,064
Other operating expenses	1,558	1,521	1,721
Benefits and other changes in policy reserves	3,791	3,553	1,126
Market risk benefit (gains) losses	(25)	95	(182)
Depreciation and amortization	739	593	491
Provision for title claim losses	232	207	308
Interest expense	209	174	115
Total expenses	11,939	11,059	9,835
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,742	693	1,730
Income tax expense	367	192	439
Equity in earnings of unconsolidated affiliates	16	17	15
Net earnings from continuing operations	$1,391	$518	$1,306
 Revenues.
Total revenues increased by $1,929 million in 2024 as compared to 2023. The increase was attributable to increases in direct title insurance premiums, agency title insurance premiums, escrow, title-related and other fees, interest and investment income and net recognized gains in 2024 as compared to net recognized losses in 2023. Total revenues increased by $187 million in 2023 as compared to 2022, primarily attributable to increases in escrow title-related and other fees, increases in interest and investment income and decreases in net recognized losses, partially offset by decreases in both direct and agency title insurance premiums.
See Note L Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations increased by $873 million in 2024 as compared to 2023, and decreased by $788 million in 2023 as compared to 2022.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $3,124 million, $2,607 million and $1,891 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Recognized gains and losses, net totaled $83 million, $(164) million and $(1,493) million for the years ended December 31, 2024, 2023 and 2022, respectively. Recognized gains and losses, net for the year ended December 31, 2024 are primarily attributable to gains on sales of equity securities and other assets of $193 million and realized gains on derivatives of $50 million, partially offset by recognized losses on sales of fixed maturity securities of $38 million and non-cash valuation losses on equity and preferred security holdings of $117 million. Recognized gains and losses, net for the year ended December 31, 2023 are primarily attributable to losses on sales of fixed maturity securities of $166 million, losses on sales of equity and preferred securities of $104 million and losses on sales of mortgages and other assets of $75 million, partially offset by non-cash valuation gains on equity and preferred security holdings and other invested assets of $181 million. Recognized gains and losses, net for the year ended December 31, 2022 are primarily attributable to realized losses on derivatives of $515 million, losses on sales of fixed maturity securities of $282 million, losses on sales of mortgages and other assets of $80 million, losses on sales of equity and preferred securities of $31 million and non-cash valuation losses on equity and preferred security holdings of $584 million.
See Note E Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated interest and investment income and realized gains and losses.
Expenses.
Our operating expenses consist primarily of Personnel costs; Other operating expenses, which in our Title segment are incurred as orders are received and processed; Agent commissions, which are incurred as title agency revenue is recognized; and Benefits and other changes in policy reserves, which in our F&G segment are charged to earnings in the period they are earned by the policyholder based on their selected strategy. For traditional life and immediate annuities, policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Title insurance premiums, escrow fees and title-related fees are generally recognized as income at the time the underlying transaction closes or other service is provided. Direct title operations revenue often lags approximately 45-60 days behind expenses, therefore; gross margins may fluctuate. The changes in the market environment, mix of business between direct and agency operations and the contributions from our various business units have historically impacted margins and net earnings. We have implemented programs and have taken necessary actions to maintain expense levels consistent with revenue streams. However, a short-term lag exists in reducing controllable fixed costs and certain fixed costs are incurred regardless of revenue levels.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses.
Agent commissions represent the portion of premiums retained by our third-party agents pursuant to the terms of their respective agency contracts.
Benefit expenses for deferred annuity, indexed annuities and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Other changes in policy reserves include the change in the fair value of the indexed annuities embedded derivative and the change in the reserve for secondary guarantee benefit payments. Other changes in policy reserves also include the change in reserves for life insurance products.
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
Income tax expense was $367 million, $192 million and $439 million for the years ended December 31, 2024, 2023 and 2022, respectively. Income tax expense as a percentage of earnings before income taxes was 21.1%, 27.7% and 25.4% in the years ended December 31, 2024, 2023 and 2022 respectively. The decrease in income tax expense as a percentage of earnings before taxes in 2024 as compared to 2023 is primarily attributable to favorable movement in the valuation allowance in 2024 as compared to 2023. The increase in income tax expense as a percentage of earnings before taxes in 2023 as compared to 2022 is primarily attributable to a non-recurring tax benefit in 2022 of realized capital losses carried back to 2017.
For the years ended December 31, 2024 and 2023, changes in market conditions, including varying interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized.
When assessing the need for a valuation allowance for the F&G segment on the unrealized capital loss deferred tax assets, F&G asserts a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. F&G’s ability to assert such a tax planning strategy is dependent upon factors such as F&G’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs.
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
For further information related to income taxes, refer to Note T Income Taxes in our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Direct title insurance premiums	$2,200	$1,982	$2,858
Agency title insurance premiums	2,953	2,610	3,976
Escrow, title-related and other fees	2,196	2,117	2,502
Interest and investment income	359	338	213
Recognized gains and losses, net	(6)	(9)	(443)
Total revenues	7,702	7,038	9,106
Expenses:
Personnel costs	2,695	2,544	2,987
Agent commissions	2,287	2,008	3,064
Other operating expenses	1,251	1,242	1,515
Depreciation and amortization	141	154	142
Provision for title claim losses	232	207	308
Interest expense	—	—	—
Total expenses	6,606	6,155	8,016
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$1,096	$883	$1,090
Orders opened by direct title operations (in thousands)	1,310	1,230	1,594
Orders closed by direct title operations (in thousands)	879	837	1,222
Fee per file by direct title operations (in dollars)	$3,742	$3,617	$3,381
Total revenues for the Title segment increased by $664 million, or 9%, in the year ended December 31, 2024, as compared to 2023. Total revenues for the Title segment decreased by $2,068 million, or 23%, in the year ended December 31, 2023, as compared to 2022. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to increases in both our direct and agency title insurance premiums, increases in escrow, title-related and other fees, increases in interest and investment income and a decrease in non-cash valuation losses on our equity and preferred investment holdings. The decrease in the year ended December 31, 2023, as compared to 2022 is primarily attributable to decreases in both our direct and agency title insurance premiums and decreases in escrow, title-related and other fees, partially offset by an increase in interest and investment income and a decrease in non-cash valuation losses on our equity and preferred investment holdings.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Title premiums from direct operations	$2,200	42.7%	$1,982	43.2%	$2,858	41.8%
Title premiums from agency operations	2,953	57.3	2,610	56.8	3,976	58.2
Total title premiums	$5,153	100.0%	$4,592	100.0%	$6,834	100.0%
Title premiums increased by 12% in the year ended December 31, 2024 as compared to 2023. The increase is primarily attributable to an increase in Title premiums from direct operations of $218 million, or 11%, and a increase in Title premiums from agency operations of $343 million, or 13%. Title premiums decreased by 33% in the year ended December 31, 2023, as compared to 2022. The decrease is primarily attributable to a decrease in Title premiums from direct operations of $876 million, or 31%, and a decrease in Title premiums from agency operations of $1,366 million, or 34%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2024	2023	2022
Opened title insurance orders from purchase transactions (1)	76.1%	78.9%	71.1%
Opened title insurance orders from refinance transactions (1)	23.9	21.1	28.9
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	77.5%	79.8%	67.9%
Closed title insurance orders from refinance transactions (1)	22.5	20.2	32.1
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the year ended December 31, 2024 as compared to 2023. Title premiums from direct operations decreased in the year ended December 31, 2023 as compared to 2022. The increase is primarily attributable to increases in total closed order volume from purchase and refinance transactions, and an increase in fee per file. The decreases in closed our volume are primarily attributable to closed orders from refinance transactions. Title premiums from direct operations decreased in the year ended December 31, 2023 as compared to 2022. The decrease is attributable to a decrease in total closed order volume, partially offset by an increase in fee-per-file. The decrease in closed order volume is primarily attributable to closed orders from refinance transactions. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the year ended December 31, 2024, as compared to 2023. Total closed order volumes were 879,000 in the year ended December 31, 2024, as compared to 837,000 in the year ended December 31, 2023, an overall increase of 5%. Total closed order volumes from refinance transactions, which have a lower fee per file than purchase transactions, were 183,000 in the year ended December 31, 2024, compared to 156,000 in the year ended December 31, 2023, an overall increase of 17%. Total closed order volumes were 837,000 in the year ended December 31, 2023, compared to 1,222,000 in the year ended December 31, 2022, an overall decrease of 32%. Total closed order volumes from refinance transactions were 156,000 in the year ended December 31, 2023, compared to 369,000 in the year ended December 31, 2022, an overall decrease of 57%. The decreases in both purchase and refinance transactions in 2024 and 2023 are primarily attributable to higher average mortgage interest rates in 2024 and 2023 as compared to 2022.
Total opened title insurance order volumes increased in the year ended December 31, 2024 as compared to 2023. The increase was attributable to increases in both opened title orders from purchase transactions and refinance transactions. Total opened title insurance order volumes decreased in the year ended December 31, 2023 as compared to 2022. The decrease was attributable to decreases in both opened title orders from purchase transactions and refinance transactions.
The average fee per file in our direct operations was $3,742 in the year ended December 31, 2024, compared to $3,617 in the year ended December 31, 2023. The average fee per file in our direct operations was $3,617 in the year ended December 31, 2023, compared to $3,381 in the year ended December 31, 2022. The increase in average fee per file in 2024 and 2023 as compared to 2022 reflects an increased proportion of purchase transactions relative to total closed orders and a stable commercial market. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $343 million, or 13%, in the year ended December 31, 2024 as compared to 2023, and decreased $1,366 million, or 34%, in the year ended December 31, 2023 as compared to 2022. The current trends in the agency business reflect a softening residential purchase environment in many markets throughout the country and a dramatic decline in residential refinance transactions, consistent with trends in the direct business.
Escrow, title-related and other fees increased by $79 million, or 4%, in the year ended December 31, 2024 as compared to 2023, and decreased by $385 million, or 15%, in the year ended December 31, 2023 as compared to 2022. Escrow fees, which are more closely related to our direct operations, increased by $58 million, or 8%, in the year ended December 31, 2024, as compared to 2023, and decreased $214 million, or 22%, in the year ended December 31, 2023, as compared to 2022. The increase in the year ended December 31, 2024 as compared to 2023 were relatively consistent with the increase in direct premiums. The decrease in the year ended December 31, 2023 as compared 2022 was primarily due to the decreases in closed order volume including declines in residential refinance volume. Other fees in the Title segment, excluding escrow fees, increased by $21 million, or 2%, in the year ended December 31, 2024, as compared to 2023, and decreased $172 million, or 11%, in the year ended December 31, 2023, as compared to 2022. The increase in Other fees in the year ended December 31, 2024 as compared to 2023 was attributable to various immaterial items. The decrease in Other fees in the year ended December 31, 2023 as compared to 2022 was primarily driven by decreases in revenues related to our ServiceLink and home warranty businesses and various other immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations in 2024 and 2023.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $21 million, or 6%, in the year ended December 31, 2024 as compared to 2023, and increased $125 million, or 59%, in the year ended December 31, 2023 as compared to 2022. The increase in the year ended December 31, 2024 as compared to 2023 was attributable to various immaterial items. The increase in the year ended December 31, 2023 as compared to 2022 was primarily attributable to increased income from our tax-deferred property exchange business and higher yields on fixed maturity securities and short-term investments.
Recognized net losses were $6 million, $9 million and $443 million in the years ended December 31, 2024, 2023 and 2022, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $151 million, or 6%, in the year ended December 31, 2024 as compared to 2023, and decreased $443 million, or 15% in the year ended December 31, 2023 as compared to 2022. The increase in the year ended December 31, 2024 as compared to 2023 is primarily attributable to inflationary salary increases and increased variable costs from a modest increase in revenue and earnings. The decrease in the year ended December 31, 2023 as compared to 2022 is primarily attributable to the decrease in average headcount in 2023 associated with the decline in closed order volume and decreases in bonuses and commissions associated with the declines in revenue and profitability. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 61%, 62% and 56% for the years ended December 31, 2024, 2023 and 2022, respectively. Average employee count in the Title segment was 21,206, 21,398 and 25,157 in the years ended December 31, 2024, 2023 and 2022, respectively.
Other operating expenses increased by $9 million, or 1%, in the year ended December 31, 2024 as compared to 2023, and decreased $273 million, or 18%, in the year ended December 31, 2023 as compared to 2022. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income and recognized gains and losses were 28%, 30% and 28% in the years ended December 31, 2024, 2023 and 2022, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$2,953	100.0%	$2,610	100.0%	$3,976	100.0%
Agent commissions	2,287	77.4	2,008	76.9	3,064	77.1
Net retained agent premiums	$666	22.6%	$602	23.1%	$912	22.9%
The claim loss provision for title insurance was $232 million, $207 million and $308 million for the years ended December 31, 2024, 2023 and 2022 respectively. The provision reflects a provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority owned F&G subsidiary, which we acquired on June 1, 2020, we provide our principal annuity and life insurance products through the insurance subsidiaries composing our F&G segment, FGL Insurance and FGL NY Insurance. Our customers range across a variety of age groups and are concentrated in the middle-income market. Our indexed annuities products provide for pre-retirement wealth accumulation and post-retirement income management. Our IUL products provide wealth protection and transfer opportunities. Life and annuity products are primarily distributed through IMOs and independent insurance agents, and beginning in 2020, independent broker dealers and banks. Additionally, we provide funding agreements and PRT solutions to various institutions through consultants and brokers.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (indexed annuities and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature but may vary in duration based on participant mortality experience.
Under GAAP, premium collections for deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, and other operating costs and expenses.

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
Market risk benefits (“MRBs”) are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs (inclusive of reinsured MRBs) are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed annuity/IUL policies, which includes the expenses incurred to fund the index credit with respect to indexed annuities/IULs. Proceeds received upon expiration or early termination of equity options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
F&G Results of Operations
The results of operations of our F&G segment for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year ended December 31,
	2024	2023	2022
Revenues	(In millions)
Life insurance premiums and other fees	$2,860	$2,413	$1,704
Interest and investment income	2,719	2,211	1,655
Owned distribution revenues	81	—	—
Recognized gains and (losses), net	84	(124)	(1,010)
Total revenues	5,744	4,500	2,349
Benefits and expenses
Benefits and other changes in policy reserves	3,791	3,553	1,126
Market risk benefit (gains) losses	(25)	95	(182)
Depreciation and amortization	569	412	324
Personnel costs	296	232	157
Other operating expenses	203	146	102
Interest expense	132	97	29
Total benefits and expenses	4,966	4,535	1,556
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$778	$(35)	$793

Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Life-contingent pension risk transfer premiums	$2,217	$1,964	$1,362
Traditional life insurance and life-contingent immediate annuity premiums	35	43	33
Surrender charges	268	103	58
Policyholder fees and other income	340	303	251
Life insurance premiums and other fees	$2,860	$2,413	$1,704

•Life-contingent pension risk transfer premiums increased for the years ended December 31, 2024 and 2023, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the years ended December 31, 2024 and 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies. The increase in termination activity is primarily due to the higher interest rate environment. See “Item 1. Business – The Products We Offer – Withdrawal Option for Deferred Annuities,” in this Annual Report on Form 10-K for additional discussion on surrender charges and MVAs.
•Policyholder fees and other income increased for the years ended December 31, 2024 and 2023, primarily due to increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Fixed maturity securities, available-for-sale	$2,181	$1,843	$1,431
Equity securities	21	20	17
Preferred securities	23	41	49
Mortgage loans	273	229	186
Invested cash and short-term investments	161	76	33
Limited partnerships	323	229	110
Other investments	32	27	20
Gross investment income	3,014	2,465	1,846
Investment expense	(295)	(254)	(191)
Interest and investment income	$2,719	$2,211	$1,655
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $636 million, $339 million and $109 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$76	$(111)	$(461)
Change in allowance for expected credit losses	(34)	(37)	(34)
Net realized and unrealized gains (losses) on certain derivatives instruments	70	147	(857)
Change in fair value of reinsurance related embedded derivatives	(32)	(128)	352
Change in fair value of other derivatives and embedded derivatives	4	5	(10)
Recognized gains and losses, net	$84	$(124)	$(1,010)

Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(30) million, $(123) million and $381 million for the years ended December 31, 2024, 2023 and 2022, respectively.
•For the year ended December 31, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option gains on owned distribution investments and mark-to-market gains on our preferred and equity securities.
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
We utilize a combination of static (equity options) and dynamic (long futures contracts) instruments in our product hedging strategy. Equity options and futures contracts are generally based upon the performance of various equity indices, such as the S&P 500 Index, as well as other bond and gold market indices.
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Equity options:
Realized gains (losses)	$220	$(216)	$(170)
Change in unrealized (losses) gains	(75)	308	(692)
Futures contracts:
Gains (losses) on futures contracts expiration	24	7	(6)
Change in unrealized (losses) gains	(6)	2	(1)
Interest rate swap (losses) gains	(103)	48	—
Other derivative investments
Gains (losses) on other derivative investments	10	(2)	12
Total net change in fair value	$70	$147	$(857)

Annual Point-to-Point Change in S&P 500 Index during the periods	23%	24%	(19)%
Secured Overnight Financing Rates	4.49%	5.38%	4.30%
•Realized gains and (losses) on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.
•The changes in unrealized gains (losses) due to the net changes in fair value of equity options and futures contracts are driven by the underlying performance of the indices, such as the S&P 500 Index, upon which the equity options and futures contracts are based during each respective period relative to the respective indices on the policyholder buy dates.
•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.
The average index credits to policyholders are as follows:

	Year ended December 31,
	2024	2023	2022
Average Crediting Rate	4%	1%	1%
S&P 500 Index:
Point-to-point strategy	4%	2%	1%
Monthly average strategy	3%	1%	2%
Monthly point-to-point strategy	5%	—%	—%
3 year high water mark	3%	8%	13%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Year ended December 31,
	2024	2023	2022
	(In millions)
PRT agreements	$2,310	$2,016	$1,399
Indexed annuities/IUL market related liability movements	(221)	588	(1,010)
Index credits, interest credited and bonuses	1,696	831	593
Other changes in policy reserves	6	118	144
Total benefits and other changes in policy reserves	$3,791	$3,553	$1,126
•PRT agreements increased for the years ended December 31, 2024, and 2023, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements for all periods presented are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the indexed annuities market related liability by approximately $(203) million, $106 million and $(656) million during the years ended December 31, 2024, 2023 and 2022, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
•During the third quarter of 2024 and for the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $89 million for the year ended December 31, 2024.
•During the third quarter and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes, taken together, resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
•During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of approximately $99 million.
•Index credits, interest credited and bonuses were higher for the years ended December 31, 2024 and 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses

	Year ended December 31,
	2024	2023	2022
	(In millions)
Market risk benefit (gains) losses	$(25)	$95	$(182)

•Market risk benefit (gains) losses is primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected, changes in assumptions during the periods. Market risk benefit (gains) losses are reported net of reinsurance, reflecting an amended reinsurance agreement effective during the year ended December 31, 2024.
•Changes in market risk benefit (gains) losses for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily reflect more favorable market related movements and favorable actual policyholder behavior as compared to expected.
▪Changes in market risk benefit (gains) losses for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily reflect less favorable market related movements, a favorable GMWB utilization assumption change in 2022 (that did not recur in 2023) and higher attributed fees. These changes were partially offset by actual policyholder behavior for the year ended December 31, 2023 being more in line with expected, as compared to the year ended December 31, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Amortization of DAC, VOBA and DSI	$495	$382	$300
Amortization of other intangible assets and fixed asset depreciation	74	30	24
Total depreciation and amortization	$569	$412	$324
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the years ended December 31, 2024 and 2023, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the year ended December 31, 2024, reflecting other actuarial model updates and refinements.
•Amortization of other intangible assets and fixed asset depreciation for the year ended December 31, 2024 included amortization of other intangible assets from our majority owned interests in Roar Joint Venture, LLC ("Roar") and PALH, LLC ("PALH").
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Personnel costs	$296	$232	$157
Other operating expenses	203	146	102
Total personnel costs and other operating expenses	$499	$378	$259
•Personnel costs and other operating expenses increased for the years ended December 31, 2024 and 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the year ended December 31, 2024 includes $39 million from our majority owned interests in Roar and

PALH, $26 million related to the change in fair value of contingent consideration and $19 million of guaranty fund assessments.
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
As of December 31, 2024, and 2023, the fair value of our investment portfolio was approximately $60 billion and $52 billion, respectively, and was divided among the following asset classes and sectors:

	December 31, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
	(Dollars in millions)
Fixed maturity securities, available for sale:
United States Government full faith and credit	$158	—%	$261	1%
United States Government sponsored entities	95	—%	31	—%
United States municipalities, states and territories	1,346	2%	1,567	3%
Foreign Governments	186	—%	226	—%
Corporate securities:
Finance, insurance and real estate	8,611	14%	6,895	13%
Manufacturing, construction and mining	1,139	2%	947	2%
Utilities, energy and related sectors	2,971	5%	2,374	5%
Wholesale/retail trade	3,210	5%	2,433	5%
Services, media and other	4,547	8%	3,930	8%
Hybrid securities	581	1%	618	1%
Non-agency residential mortgage-backed securities	2,693	5%	2,393	5%
Commercial mortgage-backed securities	5,131	9%	4,410	9%
Asset-backed securities	10,270	17%	8,929	17%
Collateral loan obligations	5,379	9%	5,405	10%
Total fixed maturity available for sale securities	$46,317	77%	$40,419	79%
Equity securities (a)	415	1%	606	1%
Limited partnerships:
Private equity	1,830	3%	1,277	2%
Real assets	437	1%	463	1%
Credit	1,021	2%	1,039	2%
Limited partnerships	$3,288	6%	$2,779	5%
Commercial mortgage loans	2,404	4%	2,253	4%
Residential mortgage loans	2,916	5%	2,545	5%
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	1,753	3%	1,697	3%
Short term investments	2,410	4%	1,452	3%
Total investments	$59,503	100%	$51,751	100%

(a) Includes investment grade non-redeemable preferred stocks ($222 million and $428 million at December 31, 2024, and 2023, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at December 31, 2024, and 2023:

		December 31, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$31,258	$29,174	63%	$28,052	$26,170	65%
BBB	2	16,254	15,082	33%	13,421	12,302	30%
BB	3	1,591	1,538	3%	1,633	1,554	4%
B	4	375	353	1%	268	215	1%
CCC	5	100	68	—%	103	72	—%
CC and lower	6	151	102	—%	124	106	—%
Total		$49,729	$46,317	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2024, and 2023.

	December 31, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$10,270	22%
CLO securities	5,379	11%
Commercial mortgage-backed securities	5,131	11%
Diversified financial services	4,271	9%
Whole loan collateralized mortgage obligation	2,635	6%
Banking	1,988	4%
Insurance	1,761	4%
Municipal	1,363	3%
Electric	1,229	3%
Pharmaceuticals	738	1%
Total	$34,765	74%

	December 31, 2023
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2024 and 2023, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$525	$524	$383	$374
Due after one year through five years	3,634	3,589	3,207	3,129
Due after five years through ten years	4,930	4,756	2,822	2,680
Due after ten years	16,675	13,880	15,333	13,068
Subtotal	$25,764	$22,749	$21,745	$19,251
Other securities, which provide for periodic payments
Asset-backed securities	$15,777	$15,649	$14,623	$14,334
Commercial mortgage-backed securities	5,327	5,131	4,732	4,410
Residential mortgage-backed securities	2,861	2,788	2,501	2,424
Subtotal	$23,965	$23,568	$21,856	$21,168
Total fixed maturity available-for-sale securities	$49,729	$46,317	$43,601	$40,419

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $29 million and $44 million as of December 31, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of December 31, 2024, and 2023, approximately 93% and 95%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain position of $92 million and a net unrealized loss of $207 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss position of $344 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at December 31, 2024, and 2023.

		December 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,963	78%	$7,023	79%
BBB	2	1,633	16%	1,375	15%
BB	3	445	4%	418	5%
B	4	183	2%	59	1%
CCC	5	8	—%	13	—%
CC and lower	6	38	—%	41	—%
Total		$10,270	100%	$8,929	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at December 31, 2024, and 2023.

		December 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,411	63%	$3,288	61%
BBB	2	1,396	26%	1,582	29%
BB	3	524	10%	480	9%
B	4	10	—%	17	—%
CCC	5	—	—%	—	—%
CC and lower	6	38	1%	38	1%
Total		$5,379	100%	$5,405	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of December 31, 2024 and 2023 (dollars in millions).

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$247	$205	$269	$232
Special revenue bonds	1,329	1,128	1,507	1,335
Certificate participations	16	13	—	—
Total	$1,592	$1,346	$1,776	$1,567
Across all municipal bonds, the largest issuer represented 5% of the category and less than 1% of the total portfolio for both December 31, 2024, and 2023, and is rated NAIC 1 as of December 31, 2024. Our focus within municipal bonds is on NAIC 1 rated instruments, with 97% and 98% of our municipal bond exposure rated NAIC 1 as of December 31, 2024, and 2023, respectively.
Mortgage Loans
Commercial Mortgage Loans
We diversify our CMLs portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2024, and 2023, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 57% and 55%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of December 31, 2024, we had one CML that was delinquent in principal or interest payments compared to none as of December 31, 2023. As of December 31, 2024 and 2023, we had no CMLs in the process of foreclosure. See Note E Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.
Loans are placed on non-accrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note E Investments to the Consolidated Financial Statements included in this Annual Report for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2024, and 2023, were as follows:

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(In millions)
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,837 million and $3,691 million as of December 31, 2024, and 2023, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates as opposed to issuer specific credit concerns. The total amortized cost of all securities in an unrealized loss position was $29,405 million and $29,741 million as of December 31, 2024, and 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 81% for services, media and other as of December 31, 2024. In the aggregate, services, media and other represented 23% of the total unrealized loss position as of December 31, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2024, and 2023, were as follows:

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(In millions)
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(In millions)
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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
As of December 31, 2024, our watch list included 120 securities in an unrealized loss position with an amortized cost of $1,579 million, no allowance for expected credit losses, unrealized losses of $517 million and a fair value of $1,062 million.
As of December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 45 and 101 structured securities with a fair value of $146 million and $316 million, respectively, to which we had potential credit exposure as of December 31, 2024, and 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $62 million and $35 million as of December 31, 2024, and 2023, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2024, and 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2024 and 2023, refer to Note E Investments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Concentrations of Financial Instruments
For detail regarding our concentration of financial instruments refer to Item 7A. of Part II of this Annual Report.
Derivatives
We are exposed to credit loss in the event of non-performance by our counterparties on derivative instruments. We attempt to reduce this credit risk by purchasing such derivative instruments from large, well-established financial institutions.
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
See Note F Derivative Financial Instruments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional information regarding our derivatives and our exposure to credit loss on derivatives.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues:
Escrow, title-related and other fees	$184	$187	$127
Interest and investment income	154	123	23
Recognized gains and losses, net	5	(31)	(40)
Total revenues	343	279	110
Expenses:
Personnel costs	157	132	48
Other operating expenses	104	133	104
Depreciation and amortization	29	27	25
Interest expense	77	77	86
Total expenses	367	369	263
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(24)	$(90)	$(153)

The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $64 million, or 23% in the year ended December 31, 2024, as compared to 2023, and increased $169 million, or 154%, in the year ended December 31, 2023, as compared to 2022. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to a $43 million increase in dividends received from F&G and a $33 million impairment of cost method investments in 2023, partially offset by a $12 million decrease in interest and investment income related to short-term investments and various other immaterial items. The increase in the year ended December 31, 2023, as compared to 2022 is primarily attributable to a $71 million increase in valuations associated with our deferred compensation plan assets, which increased both revenue and personnel costs, a $65 million increase in dividends received from F&G, a $35 million increase in interest and investment income related to cash and short-term investments and a $33 million impairment of cost method investments in 2023 as compared to a $41 million impairment of cost method investments in 2022, partially offset by various other immaterial items. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $25 million, or 19% in the year ended December 31, 2024, as compared to 2023, and increased $84 million, or 175%, in the year ended December 31, 2023, as compared to 2022. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to inflationary pressures on salaries expense and a $13 million increase is stock compensation expense associated with a restricted stock grant to our chairman. The increase in the year ended December 31, 2023, as compared to 2022 is primarily attributable to the aforementioned increase in the valuation of deferred compensation plan assets in 2023.
Other operating expenses in the Corporate and Other segment decreased $29 million, or 22%, in the year ended December 31, 2024, as compared to 2023, and increased $29 million, or 28% in the year ended December 31, 2023, as compared to 2022. The decrease in the year ended December 31, 2024 as compared to 2023 is primarily attributable to a $10 million reduction in expenses related to the 2023 cybersecurity incident, a $9 million reduction in expenses related to the termination of our pension plan and other various immaterial items. The increase in 2024 as compared to 2023 is attributable to various immaterial items.

Interest expense decreased $9 million, or 10%, in the year ended December 31, 2023, as compared to 2022. The decrease in the year ended December 31, 2023, as compared to 2022 is primarily attributable to decreased average debt outstanding in 2023 associated with repayment of the $400 million in outstanding principal of our 5.50% Senior Notes in September of 2022.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $1.94 per share in 2024, or approximately $532 million to our common shareholders. On February 20, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on March 31, 2025, to FNF common shareholders of record as of March 17, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of December 31, 2024, we had cash and cash equivalents of $3,479 million, short term investments of $3,050 million and available capacity under our Revolving Credit Facility of $800 million and available capacity under the Amended F&G Credit Agreement of $750 million. Subsequent to December 31, 2024, on February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% senior notes due May 1, 2025. On January 13, 2025, F&G completed its public offering of its 7.300% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million.
On October 4, 2024, F&G completed its public offering of its 6.25% Senior Notes due 2034 with the aggregate principal amount of $500 million (the "6.25% F&G Notes"). A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the Company’s revolving credit facility. On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the "6.50% F&G Notes"). A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. ("FGLH") for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the "5.50% F&G Notes"). On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Amended and Restated Credit Agreement amends the Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. On February 16, 2024, we entered into a Second Amended and Restated F&G Credit Agreement of our $665 million credit agreement, with the guarantors party thereto, the financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent, swing line lender and an issuing bank (the "Second Amended and Restated F&G Credit Agreement"). Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million. For further information related to the 7.95% F&G Notes and 7.40% F&G Notes, refer to Note G Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2024, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2025 of approximately $498 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.

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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2024, 2023 and 2022 were $6,815 million, $6,478 million and $4,355 million, respectively. The increase in cash provided by operating activities of $337 million in 2024 as compared to 2023 is primarily attributable to the increase in net earnings of $873 million, increased cash inflows associated with the change in future policy benefits of $528 million, increased cash inflows associated with the change in funds withheld from reinsurers of $409 million and net cash inflows associated with the change in income taxes of $83 million in 2024 as compared to net cash outflows of $50 million in 2023, partially offset by reduced net cash inflows associated with the change in derivative collateral liabilities of $319 million and increased net cash outflows associated with the timing of receipts and payments of prepaid assets, payables, and receivables of $268 million. The increase in cash provided by operating activities of $2,123 million in 2023 as compared to 2022 is primarily attributable to increased cash inflows associated with the change in funds withheld from reinsurers of $1,330 million, increased cash inflows associated with the change in future policy benefits of $254 million, reduced net cash outflows associated with the timing of receipts and payments of prepaid assets, payables, and receivables of $359 million and net cash inflows associated with the change in derivative collateral liabilities of $410 million in 2023 as compared to net cash outflows of $398 million in 2022, partially offset by the decrease in net earnings of $788 million, decreased net cash inflows from the change in reinsurance recoverable of $198 million, decreased net cash inflows from the change in trade receivables of $141 million and net cash outflows associated with the change in income taxes of $50 million in 2023 as compared to net cash inflows of $66 million in 2022.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2024, 2023 and 2022 were $7,862 million, $9,090 million and $10,524 million, respectively. The decrease in cash used in investing activities in 2024 as compared to 2023 of $1,228 million is primarily associated with increased cash inflows from proceeds from sales, calls and maturities of investment securities of $6,399 million, increased cash inflows from distributions received from unconsolidated affiliates of $198 million and decreased investments in unconsolidated affiliates of $165 million, partially offset by increased purchases of investment securities of $3,840 million, increased cash outflows associated with acquisitions of $287 million and net purchases of short-term investment securities of $1,416 in 2024 as compared to net proceeds from sales and maturities of short-term investment securities of $340 million in 2023. The decrease in cash used in investing activities in 2023 as compared to 2022 of $1,434 million is primarily associated with increased cash inflows from net proceeds from sales and maturities of short-term investment securities of $340 million in 2023 as compared to net purchases of short-term investment securities of $2,571 million in 2022, partially offset by increased cash outflows for additional investments in unconsolidated affiliates of $219 million, increased cash outflows for purchases of investment securities of $837 million, decreased cash inflows from proceeds from sales, calls and maturities of investment securities of $465 million and increased cash outflows associated with acquisitions of $119 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $146 million, $132 million and $138 million for the year ended December 31, 2024, 2023 and 2022 respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the year ended December 31, 2024, 2023 and 2022 were $1,759 million, $3,093 million and $4,095 million, respectively. The decrease in cash provided by financing activities of $1,334 million in 2024 as compared to 2023 is primarily associated with increased cash outflows from contractholder withdrawals of $3,385 million, cash outflows for the tender offer of $250 million of our 5.50% F&G Notes and increased cash outflows associated with repayments of principal outstanding on our F&G Credit Agreement of $180 million, partially offset by increased cash inflows from contractholder deposits of $2,360 million and increased cash inflows associated with the issuance of our 6.25% F&G Senior Notes of $500 million and the issuance of our 6.50% F&G Senior Notes of $550 million in 2024, as compared to the issuance of our 7.95% F&G Notes of $345 million and the issuance of our 7.40% F&G Notes of $500 million in 2023. The decrease in cash provided by financing activities of $1,002 million in 2023 as compared to 2022 is primarily associated with increased cash outflows from contractholder withdrawals of $1,175 million, decreased cash inflows from contractholder deposits of $743 million and net F&G Credit Agreement repayments of $185 million, partially offset by the issuance of our 7.95% F&G Notes of $345 million in December of 2023 and the issuance of our 7.40% F&G Notes of $500 million in January of 2023 as compared to the issuance of borrowings of $550 million in 2022, decreased purchases of treasury stock of $547 million and the repayment of $400 million for our 5.50% Notes in September 2022.

Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.
Obligations - Contractual and Other.  As of December 31, 2024, our required annual payments relating to contractual and other obligations were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Notes payable principal repayment	$300	$22	$—	$950	$550	$2,545	$4,367
Operating lease payments	133	108	77	52	32	24	426
Annuity and universal life products	6,801	6,340	7,338	7,284	6,881	45,376	80,020
Pension risk transfer annuity payments	854	821	793	763	734	8,922	12,887
Funding agreements (FABN/FHLB)	796	1,514	1,690	1,052	429	—	5,481
Title claim loss estimated payments	285	285	187	153	110	693	1,713
Interest on fixed rate notes payable	139	136	136	92	78	996	1,577
Total	$9,308	$9,226	$10,221	$10,346	$8,814	$58,556	$106,471
As of December 31, 2024, we had title insurance reserves of $1,713 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024. Since the original commencement of the 2021 Repurchase Program, we have repurchased a total of 16,449,565 FNF common shares for an aggregate amount of $701 million, or an average of $42.60 per share. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program during the year ended December 31, 2024. Subsequent to December 31, 2024 and through market close on February 21, 2025, we did not repurchase any FNF common stock under the 2024 Repurchase Program.
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
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $14.4 billion and $13.5 billion at

December 31, 2024, and 2023, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
We have unfunded investment commitments as of December 31, 2024, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note E Investments and Note H Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
FHLB Collateral. We are currently a member of the FHLB and are required to maintain a collateral deposit that backs any funding agreements issued. We use these funding agreements as part of a spread enhancement strategy. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes, mortgage-backed securities, municipal bonds, and commercial and residential whole loans are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2024, and 2023, we had $2,852 million and $2,514 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our consolidated balance sheet. As of December 31, 2024, and 2023, we had assets with a fair value of approximately $4,289 million and $4,345 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2024, and 2023, respectively, $771 million and $775 million of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.
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
At December 31, 2024, we had $4,321 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. As of December 31, 2024, we held $642 million in marketable equity securities (not including our investments in preferred securities of $443 million and our investments in unconsolidated affiliates of $3,731 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 2.0% of total liabilities at December 31, 2024) is not included in the hypothetical effects.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2024 and 2023, are as follows:
 Interest Rate Risk
As of December 31, 2024, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $2.7 billion as compared with a (decrease) increase of $2.5 billion at December 31, 2023.
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
Equity Price Risk
As of December 31, 2024, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $64 million, as compared with an increase (decrease) of $77 million at December 31, 2023.

Interest Rate Risk Related to our F&G Segment
Interest rate risk is the F&G segment's primary market risk exposure. An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.6 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.6 billion at December 31, 2024. For comparison, a similar increase in the levels of interest rates of 100 basis points, with all other variables held constant, would have resulted in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.4 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.5 billion at December 31, 2023.
A 100 basis point shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $17 million and $14 million per year as of December 31, 2024 and 2023, respectively. As noted above, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2024, and 2023, is summarized as follows:

	December 31, 2024
Duration (years)	Amortized Cost (In millions)	% of Total
0-4	$29,363	54%
5-9	12,526	23%
10-14	10,448	19%
15-19	1,862	4%
20-30	33	—%
Total	$54,232	100%

	December 31, 2023
Duration (years)	Amortized Cost (In millions)	% of Total
0-4	$26,146	54%
5-9	10,455	21%
10-14	9,943	20%
15-19	2,650	5%
20-30	69	—%
Total	$49,263	100%
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
We are also exposed to equity price risk through certain insurance products. We offer a variety of indexed annuities/IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on indexed annuities products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB liabilities and decrease in the valuation of contractholder funds liabilities associated with such products.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the indexed annuities and IUL equity exposures. The primary way we hedge indexed annuities/IUL equity exposure is to purchase over the counter equity index equity options from broker-dealer derivative counterparties approved by F&G. The second way to hedge indexed annuities/ IUL equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables us to reduce the overall hedging costs and achieve a high correlation of returns on the equity options purchased relative to the index credits earned by the indexed annuities/IUL contractholders. The majority of the equity options are one-year options purchased to match the funding requirements underlying the indexed annuities/IUL contracts. These hedge programs are limited to the current policy term of the indexed annuities/IUL contracts. Future returns, which may be reflected in indexed annuities IUL contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of the indexed annuities/IUL contracts, which permit us to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the indexed annuities/IUL contract index credits and the cost of the equity options purchased is treated as a component of spread earnings. While the indexed annuities/IUL hedging program does not explicitly hedge GAAP income volatility, the indexed annuities/IUL hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges, which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.
See Note F Derivative Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the years ended December 31, 2024, 2023 and 2022, the annual index credits to policyholders on their anniversaries were $725 million, $203 million and $155 million, respectively. Proceeds received at expiration of options related to such credits were $849 million, $212 million and $158 million, respectively.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The indexed annuities/IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $46 billion at December 31, 2024. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2024, and 2023, that would require an increase to the allowance for credit losses.
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

Concentrations of Financial Instruments Related to our F&G Segment
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations included in Part II - Item 7 of this Annual Report on Form 10-K regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2024, and 2023.
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

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID:42)	93
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID: 42)	94
Consolidated Balance Sheets as of December 31, 2024 and 2023	97
Consolidated Statements of Earnings for the years ended December 31, 2024, 2023, and 2022	98
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2024, 2023, and 2022	99
Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022	100
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	103
Notes to Consolidated Financial Statements	105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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
The Company’s reserve for title claim losses totaled $1.7 billion as of December 31, 2024. As discussed in Note A to the consolidated financial statements, the reserve for title claim losses includes known claims as well as losses that have been incurred but not yet reported, net of recoupments. The Company establishes reserves for claims which are incurred but not reported at the time premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.
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

Fixed Indexed Annuity Embedded Derivative Liability, Market Risk Benefits, and Future Policy Benefits Liability
Description of the Matter
At December 31, 2024, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $5.2 billion. Certain of the Company’s fixed indexed annuity (FIA) contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices and crediting strategy selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes A (see section on Contractholder Funds), D, F, and Y to the consolidated financial statements. A subset of FIA contracts include certain contract features that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes A (see section on MRBs), D, and X to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $189 million and $549 million, respectively, as of December 31, 2024.
At December 31, 2024, future policy benefits (FPB) liabilities related to traditional life and life-contingent immediate annuity policies (which includes life-contingent pension risk transfer annuities) totaled $8.7 billion. The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and related claim expenses and the amount of net premiums to be collected from policyholders as discussed in the Notes A (see section on FPB) and Z to the consolidated financial statements.

Auditing the valuation of the Company’s fixed indexed annuity embedded derivative, MRBs, and FPB liabilities was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs and valuation of FPB liabilities. In particular, the fair value of fixed indexed annuity embedded derivative and MRBs was sensitive to the significant assumptions including surrender rates, GMWB utilization, option cost and non-performance spread. In addition, mortality, partial withdrawals, and capital market performance scenarios were significant assumptions used in the valuation of MRBs. Mortality is a significant assumption used in the valuation of FPB liabilities.

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

We have served as the Company's auditor since 2017.

/s/ Ernst & Young LLP

Jacksonville, Florida
February 28, 2025

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2024	December 31, 2023
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of December 31, 2024 and 2023, at an amortized cost of $51,681 and $45,606, respectively, net of allowance for credit losses of $67 and $42, respectively, and includes pledged fixed maturity securities of $495 and $489, respectively, related to secured trust deposits	$48,218	$42,373
Preferred securities, at fair value	443	621
Equity securities, at fair value	642	766
Derivative investments	794	797
Mortgage loans, net of allowance for credit losses of $70 and $66 as of December 31, 2024 and 2023, respectively	5,926	5,336
Investments in unconsolidated affiliates	3,731	3,334
Other long-term investments	811	703
Short-term investments	3,050	2,119
Total investments	63,615	56,049
Cash and cash equivalents, as of December 31, 2024 and 2023 includes $69 and $262, respectively, of pledged cash related to secured trust deposits	3,479	2,767
Trade and notes receivables, net of allowance of $32 as of December 31, 2024 and 2023, respectively	471	442
Reinsurance recoverable, net of allowance for credit losses of $20 and $21 at December 31, 2024 and 2023, respectively	13,380	8,977
Goodwill	5,271	4,830
Prepaid expenses and other assets	2,047	1,900
Market risk benefits assets	189	88
Lease assets	351	348
Other intangible assets, net	5,976	4,627
Title plants	420	418
Property and equipment, net	173	168
Total assets	$95,372	$80,614
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$56,404	$48,798
Future policy benefits	8,749	7,050
Accounts payable and accrued liabilities	3,249	3,009
Market risk benefits liability	549	403
Notes payable	4,321	3,887
Reserve for title claim losses	1,713	1,770
Funds withheld for reinsurance liabilities	10,867	7,083
Secured trust deposits	551	731
Lease liabilities	385	394
Income taxes payable	52	—
Deferred tax liability	—	29
Total liabilities	86,840	73,154
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of December 31, 2024 and 2023, respectively; outstanding of 275 and 273 as of December 31, 2024 and 2023, respectively, and issued of 331 and 329 as of December 31, 2024 and 2023, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,976	5,913
Retained earnings	5,982	5,244
Accumulated other comprehensive earnings	(2,052)	(2,119)
Less: Treasury stock, 56 shares as of December 31, 2024 and 2023, at cost	(2,152)	(2,130)
Total Fidelity National Financial, Inc. shareholders’ equity	7,754	6,908
Non-controlling interests	778	552
Total equity	8,532	7,460
Total liabilities and equity	$95,372	$80,614

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Direct title insurance premiums	$2,200	$1,982	$2,858
Agency title insurance premiums	2,953	2,610	3,976
Escrow, title-related and other fees	5,321	4,717	4,333
Interest and investment income	3,124	2,607	1,891
Recognized gains and losses, net	83	(164)	(1,493)
Total revenues	13,681	11,752	11,565
Expenses:
Personnel costs	3,148	2,908	3,192
Agent commissions	2,287	2,008	3,064
Other operating expenses	1,558	1,521	1,721
Benefits and other changes in policy reserves	3,791	3,553	1,126
Market risk benefit (gains) losses	(25)	95	(182)
Depreciation and amortization	739	593	491
Provision for title claim losses	232	207	308
Interest expense	209	174	115
Total expenses	11,939	11,059	9,835
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,742	693	1,730
Income tax expense	367	192	439
Earnings before equity in earnings of unconsolidated affiliates	1,375	501	1,291
Equity in earnings of unconsolidated affiliates	16	17	15
Net earnings	1,391	518	1,306
Less: Net earnings attributable to non-controlling interests	121	1	12
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,270	$517	$1,294
Earnings per share
Net earnings per share attributable to FNF common shareholders, basic	$4.69	$1.91	$4.71
Net earnings per share attributable to FNF common shareholders, diluted	$4.65	$1.91	$4.67

Weighted average shares outstanding FNF common stock, basic basis	271	270	275
Weighted average shares outstanding FNF common stock, diluted basis	273	271	277
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2024	2023	2022
Net earnings	$1,391	$518	$1,306
Other comprehensive earnings:
Unrealized (loss) gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	(157)	961	(4,783)
Unrealized gain on investments in unconsolidated affiliates (2)	32	12	9
Unrealized (loss) gain on foreign currency translation (3)	(22)	6	(18)
Reclassification adjustments for unrealized gains and losses included in net earnings (4)	(8)	126	173
Changes in current discount rate - future policy benefits (5)	224	(189)	764
Changes in instrument-specific credit risk - market risk benefits (6)	5	(34)	67
Other comprehensive (loss) earnings attributable to non-controlling interest (7)	(7)	(134)	35
Minimum pension liability adjustment (8)	—	3	5
Other comprehensive earnings (loss)	67	751	(3,748)
Comprehensive earnings (loss)	1,458	1,269	(2,442)
Less: Comprehensive earnings attributable to non-controlling interests	121	1	12
Comprehensive earnings (loss) attributable to Fidelity National Financial, Inc. common shareholders	$1,337	$1,268	$(2,454)

(1)Net of income tax (benefit) expense of $(43) million, $238 million, and $(1,246) million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Net of income tax expense of $9 million, $3 million, and $3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(3)Net of income tax (benefit) expense of $(6) million and $2 million, and $(4) million for the years ended December 31, 2024 and 2023, and 2022, respectively.
(4)Net of income tax (benefit) expense of $(1) million, $34 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(5)Net of income tax expense (benefit) of $59 million, $(50) million and $203 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(6)Net of income tax expense (benefit) of $1 million, $(9) million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(7)Net of income tax (benefit) expense of $(3) million, $(35) million and $9 million for the years ended December 31, 2024, and 2023, and 2022, respectively.
(8)Net of income tax expense of $2 million for the year ended December 31, 2022.
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2022	325	$—	$5,810	$4,818	$878	42	$(1,545)	$43	$10,004
Exercise of stock options	2	—	39	—	—	—	—	—	39
Non-controlling interest associated with current period acquisition	—	—	—	—	—	—	—	46	46
Purchase of incremental share in consolidated subsidiaries	—	—	(3)	—	—	—	—	(11)	(14)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	13	(549)	—	(549)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(4,783)	—	—	—	(4,783)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	9	—	—	—	9
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(18)	—	—	—	(18)
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	5	—	—	—	5
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	173	—	—	—	173
Other comprehensive earnings attributable to non-controlling interest	—	—	—	—	35	—	—	(35)	—
Stock-based compensation	—	—	48	—	—	—	—	1	49
Dividends declared	—	—	—	(490)	—	—	—	—	(490)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(15)	—	(15)
Change in current discount rate — liability for future policy benefits	—	—	—	—	764	—	—	—	764
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	67	—	—	—	67
Distribution of 15% of the common stock of F&G	—	—	(24)	(397)	—	—	—	421	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(24)	(24)
Net earnings	—	—	—	1,294	—	—	—	12	1,306
Balance, December 31, 2022	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance January 1, 2023	328	—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Exercise of stock options	—	—	15	—	—	—	—	—	15
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(11)	—	—	—	—	(8)	(19)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	961	—	—	—	961
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	12	—	—	—	12
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	6	—	—	—	6
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	3	—	—	—	3
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	126	—	—	—	126
Other comprehensive earnings attributable to non-controlling interest	—	—	(2)	—	(134)	—	—	136	—
Stock-based compensation	—	—	55	—	—	—	—	4	59
Dilution from share issuance by consolidated subsidiary	—	—	(13)	—	—	—	—	13	—
Dividends declared	—	—	—	(498)	—	—	—	—	(498)
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(189)	—	—	—	(189)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(34)	—	—	—	(34)
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(18)	(19)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(29)	(29)
Net earnings	—	—	—	517	—	—	—	1	518
Balance, December 31, 2023	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	1	—	21	—	—	—	—	—	21
Non-controlling interest associated with current period acquisitions	—	—	—	—	—	—	—	139	139
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(13)	—	—	—	—	(8)	(21)
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(157)	—	—	—	(157)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	32	—	—	—	32
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(22)	—	—	—	(22)
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	80	—	—	—	—	2	82
Dividends declared	—	—	—	(532)	—	—	—	—	(532)
Dilution from share issuance by consolidated subsidiary	—	—	(24)	—	—	—	—	24	—
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(22)	(12)	(34)
Change in current discount rate — liability for future policy benefits	—	—	—	—	224	—	—	—	224
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	5	—	—	—	5
Other comprehensive earnings attributable to non-controlling interest	—	—	(1)	—	(7)	—	—	8	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(48)	(48)
Net earnings	—	—	—	1,270	—	—	—	121	1,391
Balance, December 31, 2024	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2024	2023	2022
Cash Flows From Operating Activities:
Net earnings	$1,391	$518	$1,306
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	739	593	491
Equity in earnings of unconsolidated affiliates	(16)	(17)	(15)
(Gain) loss on sales of investments and other assets and asset impairments, net	(339)	542	533
Interest credited/index credits to contractholder account balances	1,327	1,409	(560)
Change in market risk benefits, net	(25)	95	(182)
Deferred policy acquisition costs and deferred sales inducements	(1,419)	(1,084)	(814)
Charges assessed to contractholders for mortality and administration	(291)	(255)	(221)
Non-cash lease costs	132	136	142
Operating lease payments	(147)	(153)	(154)
Distributions from unconsolidated affiliates, return on investment	127	122	151
Stock-based compensation cost	82	60	49
Change in NAV of limited partnerships, net	(350)	(220)	(109)
Change in valuation of derivatives, equity and preferred securities, net	189	(388)	947
Change in derivative collateral liability, net	91	410	(398)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(13)	78	276
Change in future policy benefits	1,853	1,325	1,071
Change in funds withheld from reinsurers	3,795	3,386	2,056
Net (increase) decrease in trade receivables	(43)	37	178
Net decrease in reserve for title claim losses	(57)	(40)	(73)
Net change in income taxes	83	(50)	66
Net change in other assets and other liabilities	(294)	(26)	(385)
Net cash provided by operating activities	6,815	6,478	4,355
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	12,274	5,875	6,340
Fundings of notes receivable	(21)	(19)	(99)
Additions to property and equipment and capitalized software	(146)	(132)	(138)
Purchases of investment securities	(17,825)	(13,985)	(13,148)
Net (purchases of) proceeds from sales and maturities of short-term investment securities	(1,076)	340	(2,571)
Other acquisitions/disposals, net of cash acquired	(586)	(299)	(180)
Additional investments in unconsolidated affiliates	(1,131)	(1,296)	(1,077)
Distributions from unconsolidated affiliates, return of investment	621	423	335
Net other investing activities	28	3	14
Net cash used in investing activities	(7,862)	(9,090)	(10,524)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the Year Ended December 31,

Cash Flows From Financing Activities:	2024	2023	2022
Borrowings	18	6	550
Debt offering	1,050	845	—
F&G Credit Agreement repayments, net	(365)	(185)	—
Debt costs/equity issuance additions	(20)	(16)	(4)
Debt service payments	(250)	—	(400)
Dividends paid	(532)	(500)	(489)
Subsidiary dividends paid to non-controlling interest shareholders	(49)	(32)	(20)
Exercise of stock options	21	15	39
Net change in secured trust deposits	(179)	(132)	(72)
Purchase of additional share in consolidated subsidiaries	(21)	(19)	(15)
Payment of contingent consideration for prior period acquisitions	(17)	(10)	(6)
Payment for shares withheld for taxes and in treasury	(34)	(17)	(15)
Contractholder account deposits	10,147	7,787	8,530
Contractholder account withdrawals	(8,010)	(4,625)	(3,450)
F&G repurchases of F&G stock	—	(18)	—
Purchases of treasury stock	—	(6)	(553)
Net cash provided by financing activities	1,759	3,093	4,095
Net increase (decrease) in cash and cash equivalents	712	481	(2,074)
Cash and cash equivalents at beginning of period	2,767	2,286	4,360
Cash and cash equivalents at end of period	$3,479	$2,767	$2,286
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
For information about our reporting segment refer to Note J Segment Information.
Recent Developments
Redemption of 5.50% F&G Senior Notes
On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the "5.50% F&G Senior Notes"). The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, interest will cease to accrue on the notes.
7.30% F&G Junior Notes
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G used a portion of the net proceeds of this offering to redeem the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes. F&G intends to use the remaining net proceeds of this offering for general corporate purposes. The 7.30% F&G Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
6.25% F&G Senior Notes
On October 4, 2024, F&G completed its public offering of its 6.25% Senior Notes due 2034 with an aggregate principal amount of $500 million (the "6.25% F&G Notes"). The 6.25% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreements. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the Company’s revolving credit facility. The 6.25% F&G Notes were registered under the Securities Act.
Acquisition of PALH
On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC ("PALH"). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration of approximately $314 million is comprised of cash of $215 million, settlement of a prepaid asset of $8 million, acquisition date fair value of the previously held interests of $92 million, net of $1 million cash acquired.
6.50% F&G Senior Notes
On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the "6.50% F&G Notes"). The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. ("FGLH") for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the "5.50%" F&G Notes). The 6.50%

F&G Notes were registered under the Securities Act.
For more information related to the F&G Notes refer to Note G Notes Payable.
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
Under the terms of the agreement, we invested $250 million in exchange for 5 million shares of F&G's 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share (the "Mandatory Convertible Preferred Stock"). Each share of Mandatory Convertible Preferred Stock has a liquidation preference of $50.00 per share. Unless earlier converted at the option of the holder, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of common stock of F&G on January 15, 2027 (the "Mandatory Conversion Date"). Upon conversion on the Mandatory Conversion Date, the conversion rate for each share of the Mandatory Convertible Preferred Stock will be no more than 1.1111 shares of common stock and no less than 0.9456 shares of common stock per share of Mandatory Convertible Preferred Stock, depending on the value of F&G's common stock.
Acquisition of ROAR
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC ("Roar") resulting in the consolidation of Roar in F&G's financial statements. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of cash of approximately $269 million and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three year period upon the achievement by Roar of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") milestones.
For more information regarding the Roar and PALH acquisitions, refer to Note B Acquisitions.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Non-controlling interests recorded on the Consolidated Statements of Earnings represent the portion of a majority-owned subsidiary's net earnings or loss that is owned by non-controlling shareholders of the subsidiary. Non-controlling interests recorded on the Consolidated Balance Sheets represent the portion of equity in a consolidated subsidiary owned by non-controlling shareholders.
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
Preferred and Equity Securities
Preferred and equity securities held are carried at fair value as of the balance sheet dates. Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. Realized gains and losses on sales of our preferred and equity securities are determined on the first in first out cost basis and are credited or charged to earnings on a trade date basis unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the Consolidated Statements of Earnings.
Derivative Financial Instruments
In our F&G segment, we hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily equity options). We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. The change in the fair value of derivative instruments is included in (Gain) loss on sales of investments and other assets and asset impairments, net, in the Consolidated Statements of Cash Flow.
We purchase financial instruments that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes.
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
Investments in Unconsolidated Affiliates
In our F&G segment, we account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value ("NAV") in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Our pro rata share of NAV adjustments are reported in Interest and investment income and realized gains and losses on sales are reported in Recognized gains and (losses), net in the Consolidated Statements of Earnings. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. Management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter NAV adjustments and investment income.
For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment and realized gains and losses on sales are reported in Recognized gains and (losses), net in the Consolidated Statements of Earnings. Distributions received from investments measured using the fair value option are reported within Interest and investment income in the Consolidated Statements of Earnings.
For descriptions of the fair value methodologies used for our investments, refer to Note D Fair Value of Financial Instruments.
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
Interest and investment income is presented net of investment expenses and the effects of certain reinsurance contracts.
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

Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 61% - 92% reported within three months following closing, an additional 7% - 29% reported within the next three months and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 77.4% of agent premiums earned in 2024, 76.9% of agent premiums earned in 2023 and 77.1% of agent premiums earned in 2022. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $40 million and $35 million as of December 31, 2024 and 2023, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions and net earnings in any given period is not considered material.
Fair Value of Financial Instruments
The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at the balance sheet date using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, and to measure these items generally at their acquisition date fair values. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date, or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value, prior to performing a full fair-value assessment.
We complete annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2024, 2023 and 2022, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
Insurance and Reinsurance Related Intangible Assets
We have insurance and reinsurance related intangible assets, which include the value of insurance and reinsurance contracts acquired (hereafter referred to as “VOBA”), DAC, DSI, and cost of reinsurance (“COR”). VOBA, DAC, and DSI are reported in Other intangible assets, net, on the Consolidated Balance Sheets. COR may be reported in Prepaid expenses and other assets or in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as described below under “Reinsurance - Cost of Reinsurance.”
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts that are deferred as they are incurred. When insurance contracts are reinsured and reinsurance accounting is applied, acquisition cost reimbursements from reinsurers are recorded as a reduction to DAC. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred and are offset by maintenance expense reimbursements within a reinsurance arrangement, when reinsurance accounting is applied to the respective arrangement DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances. COR represents net cash flows on reinsurance coverage to ensure no gain or loss is recognized at inception.
VOBA, DAC, DSI, and COR are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type, feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC, DSI, and COR varies by product type. For universal life and IUL insurance products, the constant level basis used is face amount in force. For deferred annuities (indexed annuities and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA and ceded initial premium for COR. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
The constant level basis used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the FPB, where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations impact the amortization of these intangible assets, which is reported within Depreciation and amortization for VOBA, DAC DSI and for COR, if the net COR balance is in a deferred gain position is reported within Life insurance premiums and other fees, and if the net COR balance is in a deferred loss position is reported within Other operating expenses in the Consolidated Statements of Earnings.
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as URL upon receipt and included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies.
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames, state licenses, and computer software, which are generally recorded in connection with business combinations at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product-by-product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We review VOBA, DSI and other intangible assets for impairment annually or when events or circumstances occur that indicate a potential change in the underlying basis. For further information, refer to Note M Intangibles for details of impairment expense.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment for the years ended December 31, 2024, 2023 and 2022 and did not record any impairment expense in the year ended December 31, 2023. We recorded $2 million and $1 million of impairment expense related to title plants in the year ended December 31, 2024 and 2022, respectively.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We recorded $2 million of impairment expense related to property and equipment in our title segment in the year ended December 31, 2022. We did not record any impairment expense related to property and equipment in the years ended December 31, 2024 and 2023.
Contractholder Funds
Contractholder funds include deferred annuities (indexed annuities and fixed rate annuities), IULs, funding agreements and non-life contingent ("NLC") immediate annuities (which includes NLC pension risk transfer ("PRT") annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for indexed annuities and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in Contractholder funds in the Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments.
Future Policy Benefits
The FPB are determined as the present value of future policy benefits and related claims expenses to be paid to or on behalf of the policyholder less the present value of future net premiums to be collected from policyholders. The FPB for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) are estimated using current assumptions that include discount rate, mortality and surrender/lapse terminations for traditional life insurance policies only, and expenses. The expense assumption is locked-in at contract issuance and not subsequently reviewed or updated. The initial assumptions are based on generally accepted actuarial methods and a combination of internal and industry experience. Policies are terminated through surrenders, lapses and maturities, where surrenders represent the voluntary terminations of policies by policyholders, lapses represent cancellations by us due to nonpayment of premiums, and maturities are determined by policy contract terms.
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
The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. In subsequent periods, the revised NPR is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the Consolidated Statements of Earnings in the period of improvement.

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
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. The DPL is recorded as a component of the Future policy benefits in the Consolidated Balance Sheets.
Market Risk Benefits ("MRBs")
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on indexed annuities products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit ("GMDB"), guaranteed minimum withdrawal benefit ("GMWB") riders and guaranteed minimum accumulation benefit ("GMAB") riders. In certain reinsurance transactions, the underlying risks ceded to a reinsurer contain MRBs.
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. MRBs can either be in an asset or liability position and are presented separately on the Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value, net, are recognized in Market risk benefit (gains) losses in the Consolidated Statements of Earnings, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note D Fair Value of Financial Instruments and Note X Market Risk Benefits.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $551 million and $731 million at December 31, 2024 and 2023, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
F&G
In our F&G segment, our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. In certain arrangements that are not accounted for as reinsurance, the right of offset may be applied resulting in all balances and activity associated with the agreement being presented on a net basis in the Consolidated Balance Sheets and Statements of Earnings, respectively.
When the right of offset is not applied, the arrangement is reflected on a gross basis in the Consolidated Balance Sheets and Statements of Earnings. This results in the recognition of a Reinsurance recoverable for amounts due from the reinsurer. For arrangements accounted for as reinsurance, the Reinsurance recoverable balance reflects the reserve balance of the policies ceded. For arrangements not accounted for as reinsurance, deposit accounting is applied. As a result, the deposit asset presented as a Reinsurance recoverable on the Consolidated Balance Sheets, is based on the actual and expected cash flows due from the reinsurer where the interest method is used to accrete the deposit asset using an effective yield based on changes in actual and expected cash flows. For coinsurance of FIA and IUL policies, the Reinsurance recoverable will incorporate the fair value of the indexed crediting feature, which is accounted for as an embedded derivative. Changes in the Reinsurance recoverable balance are reported as Benefits and other changes in policy reserves in the Consolidated Statements of Earnings.
Cost of Reinsurance
Amounts received from or paid to reinsurers in excess of reimbursements or liabilities ceded, respectively, represents COR. If the net COR balance is in a deferred gain position, it is included within Accounts payable and accrued liabilities with the related amortization reflected within Life insurance premiums and other fees and, if in a deferred loss position, is included within the Prepaid expenses and other assets with the related amortization reflected within Other operating expenses, in the Consolidated Balance Sheets and Statements of Earnings, respectively. Premiums and expenses are recorded net of reinsurance ceded.
Funds Withheld Arrangements
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the Consolidated Statements of Earnings.
See Note O F&G Reinsurance for more details over F&G's reinsurance agreements.
Revenue Recognition
Refer to Note L Revenue Recognition for a description of our accounting for our various revenue streams.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuities (indexed annuities and fixed rate annuities), IUL policies and funding agreements include interest credited to contractholder account balances. For indexed annuities and IUL, the benefits expense includes the change in fair value of the embedded derivatives associated with the equity crediting rates. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies.
All changes in the Reinsurance recoverable balance that need to be reflected in earnings are included within Benefits and other changes in policy reserves on the Consolidated Statements of Operations. For reinsurance arrangements that apply reinsurance accounting, this primarily relates to changes in the reserve balance ceded. For reinsurance arrangements that apply deposit accounting, this primarily relates to accretion of the deposit asset balance.
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
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were fewer than 1 million antidilutive instruments outstanding for the years ended December 31, 2024 and 2023.
Comprehensive Earnings (Loss)
We report Comprehensive earnings (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and losses, net on the Consolidated Statements of Earnings. The income tax effects are released from AOCI when the related activity is reclassified to net earnings.
Changes in the balance of Other comprehensive earnings (loss) for the years ended December 31, 2024, 2023 and 2022, by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument-specific credit risk - market risk benefits	Other	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance January 1, 2022	$986	$(1)	$(116)	$9	$878
Reclassification adjustments	181	—	—	(8)	173
Other comprehensive earnings	(4,783)	764	67	(4)	(3,956)
Non-controlling interest	33	—	1	1	35
Balance December 31, 2022	(3,583)	763	(48)	(2)	(2,870)
Reclassification adjustments	137	—	—	(11)	126
Other comprehensive earnings	961	(189)	(34)	21	759
Non-controlling interest	(170)	31	6	(1)	(134)
Balance December 31, 2023	(2,655)	605	(76)	7	(2,119)
Reclassification adjustments	3	—	—	(11)	(8)
Other comprehensive earnings	(157)	224	5	10	82
Non-controlling interest	14	(21)	—	—	(7)
Balance December 31, 2024	$(2,795)	$808	$(71)	$6	$(2,052)
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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2024 and for the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $89 million for the year ended December 31, 2024.
During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions to calculate the fair value of the embedded derivative component within the contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of $99 million.
Owned Distribution Investments
For the years ended December 31, 2024, 2023 and 2022, we expensed approximately $119 million, $154 million and $74 million in commissions on sales through our funded owned distribution investments and their affiliates, respectively, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying Consolidated Statements of Earnings.

Note B — Acquisitions
Owned Distribution - Acquisition of Roar Joint Venture, LLC
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker-dealers through a network of agents. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar.
The initial purchase price is as follows (in millions):

Cash paid for 70% majority interest of Roar shares	$269
Less: Cash acquired net of non-controlling interests	1
Net cash paid for 70% majority interest of Roar	268
Initial fair value of contingent consideration	48
Total initial consideration	$316

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date:

Fair value as of January 2, 2024
(In millions)
Goodwill	$268
Prepaid expenses and other assets	3
Other intangible assets	183
Total assets acquired	454

Accounts payable and accrued liabilities	2
Total liabilities assumed	2

Non-controlling interests (fair value determined using income approach)	136
Total liabilities assumed and non-controlling interests	138

Net assets acquired	$316

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
Roar’s revenues of $78 million and net earnings attributable to F&G common shareholders of $6 million are included in the Consolidated Statements of Earnings for the year ended December 31, 2024.
Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities. Refer to Note A Basis of Financial Statements for more information on the Roar purchase and refer to Note D Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

Owned Distribution - Acquisition of PALH, LLC
On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Immediately before the acquisition date, the fair value of F&G’s minority stake in the operating company was approximately $92 million, derived from the transaction value. The transaction value contemplates measures such as EBITDA margin, revenue growth over time periods and growth opportunities. This remeasurement resulted in a realized gain of $2 million recorded in Recognized gains and losses, net in the Consolidated Statements of Earnings during the year ended December 31, 2024.
The initial purchase price is as follows:

(In millions)
Cash paid	$215
Less: Cash acquired	1
Net cash paid	214
Settlement of prepaid asset	8
Acquisition date fair value of previously held interests	92
Total consideration	$314

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date:

Fair value as of July 18, 2024
(In millions)
Goodwill	$162
Prepaid expenses and other assets	5
Other intangible assets	149
Total assets acquired	316

Accounts payable and accrued liabilities	2
Total liabilities assumed	2
Net assets acquired	$314
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
PALH’s revenues and net loss attributable to F&G common shareholders of $3 million and $6 million, respectively, are included in the Consolidated Statements of Earnings for the year ended December 31, 2024.

Note C — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Beginning balance	$1,770	$1,810	$1,883
Change in insurance recoverable	(10)	15	(128)
Claim loss provision related to:
Current year	232	207	308
Prior years	—	—	—
Total title claim loss provision	232	207	308
Claims paid, net of recoupments related to:
Current year	(25)	(22)	(21)
Prior years	(254)	(240)	(232)
Total title claims paid, net of recoupments	(279)	(262)	(253)
Ending balance of claim loss reserve for title insurance	$1,713	$1,770	$1,810
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%
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
Some of the non-joining investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). On February 20, 2025, the Ninth Circuit affirmed the district court's Settlement and Bar Order, barring all ongoing and future litigation against CTC stemming from the scheme operated by Ms. Champion-Cain. If appellants wish to seek further review of the Ninth Circuit's decision, they have a limited time to file a petition for rehearing or rehearing en banc, and/or a petition for review with the U.S. Supreme Court. Once the appellate decision is final, the remaining lawsuits pending in the Superior Court of San Diego County for the State of California involving claimants/investors who objected to CTC's settlement with the receiver are expected to be dismissed as to CTC.
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
NAV - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior period financial statements to ensure any material events are properly included in current period valuation and investment income.
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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,479	$—	$—	$—	$3,479
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,513	8,143	—	15,656
Commercial mortgage-backed securities	—	5,182	—	—	5,182
Corporates	41	18,698	2,957	—	21,696
Hybrids	35	546	—	—	581
Municipals	—	1,386	—	—	1,386
Residential mortgage-backed securities	—	2,793	3	—	2,796
U.S. Government	631	6	—	—	637
Foreign Governments	—	280	4	—	284
Short term investments	2,995	18	37	—	3,050
Preferred securities	189	246	8	—	443
Equity securities	575	—	10	57	642
Derivative investments	—	791	3	—	794
Investment in unconsolidated affiliates	—	—	272	—	272
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Reinsurance related embedded derivative, included in other assets	—	109	—	—	109
Market risk benefits asset	—	—	189	—	189
Other assets	—	—	65	—	65
Other long-term investments	—	—	32	—	32
Total financial assets at fair value	$7,945	$37,568	$11,734	$57	$57,304
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps	—	10	—	—	10
Equity options	1	—	—	—	1
Contingent consideration obligation	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$1	$10	$5,843	$—	$5,854

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,767	$—	$—	$—	$2,767
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,220	7,122	—	14,342
Commercial mortgage-backed securities	—	4,457	18	—	4,475
Corporates	25	15,892	1,979	—	17,896
Hybrids	95	523	—	—	618
Municipals	—	1,562	49	—	1,611
Residential mortgage-backed securities	—	2,426	3	—	2,429
U.S. Government	662	16	—	—	678
Foreign Governments	—	308	16	—	324
Preferred securities	214	399	8	—	621
Equity securities	692	—	15	59	766
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Short-term investments	2,111	8	—	—	2,119
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Other long-term investments	—	—	37	—	37
Market risk benefits asset	—	—	88	—	88
Total financial assets at fair value	$6,566	$33,703	$9,677	$59	$50,005
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$4,258	$—	$4,258
Market risk benefits liability	—	—	403	—	403
Equity options	1	—	—	—	1
Total financial liabilities at fair value	$1	$—	$4,661	$—	$4,662
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2024 or 2023.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options and put options (together referred to as “equity options”), futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3. Effective September 30, 2024, pricing for certain derivatives was obtained from internal models using substantially all market observable inputs, and those derivatives were transferred out of Level 3 to Level 2.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note O F&G Reinsurance for further discussion on F&G reinsurance agreements.
The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2024 and 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investments in Unconsolidated affiliates
We have elected the fair value option for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the fair value option are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ EBITDA. The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.
Short-term Investments
The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate fair value. Certain short-term investments are valued based on third-party pricing services or broker quotes and are classified as Level 2 or 3.
Loan receivable
Concurrent with the Roar purchase agreement, F&G executed a separate loan agreement with the sellers of Roar. The loan is collateralized by the sellers’ minority equity stake in Roar. The loan receivable is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated cash flows at each measurement period and for each simulated path relative to the estimated collateral value. The Monte Carlo simulation utilizes the outstanding principal balance, a risk-adjusted discount rate, and risk-free rates to discount the expected cash flows and compare to the estimated collateral value for each payment period and simulated path. The discounted cash flow approach applies a company-specific discount rate to future expected interest and payoff payments to calculate the estimated fair value based on the average outcome from the simulation. This loan receivable is included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data.

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
Contingent Consideration
The contingent consideration is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. See further discussion on the contingent consideration in Note H Commitments and Contingencies.
MRBs
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. See further discussion on MRBs in Note X Market Risk Benefits.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2024 and 2023, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2024
	(in millions)			December 31, 2024
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15% (6.33%)
Corporates	7	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (96.45%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89%-5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	4.80% - 14.10% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.8x - 7.5x (7.0x)
Other assets	65	Discounted Cash Flow	Discount Rate	10.60% - 12.00% (11.30%)
			Conditional Prepayment Rate	6.24% -11.99% (9.12%)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial assets at fair value (a)	$1,433
Liabilities
Derivatives:
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.68%)
Contingent consideration	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35% - 35% (35%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a) Excludes $10,301 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023
	(In millions)			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Corporates	8	Discounted Cash Flow	Discount Rate	44.00% - 100.00% (75.20%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00%
Equity securities	7	Discounted Cash Flow	Discount rate	11.50% - 11.50% (11.50%)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,312
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Swap Rates	3.84% - 5.26% (4.55%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% 0.96%
			Option Cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% 2.50%
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$4,661
(a) Assets of $8,365 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2024 and 2023, respectively. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2024
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$19	$128	$5,104	$(2,825)	$(1,210)	$(195)	$8,143	$130
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,979	(3)	81	1,148	(100)	(139)	(9)	2,957	80
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	(1)	—	—	(11)	—	4	(1)
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(5)	—	—	—	—	—	10	—
Interest rate swaps	57	(50)	3	—	—	—	(7)	3	1
Investment in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Other assets	—	—	—	65	—	—	—	65	—
Short-term investments	—	—	—	236	(190)	(9)	—	37	—
Other long-term assets:
Available-for-sale embedded derivative	27	—	5	—	—	—	—	32	5
Credit linked note	10	1	—	—	—	(11)	—	—	—
Prepaid expenses and other assets:
Loan receivable (c)	—	—	—	11	—	—	—	11	—
Subtotal Level 3 assets at fair value	$9,589	$41	$217	$6,623	$(3,165)	$(1,380)	$(380)	$11,545	$216
Market risk benefits asset (d))	88							189
Total Level 3 assets at fair value	$9,677							$11,734
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	$45	$—	$1,351	$—	$(434)	$—	$5,220	$—
Interest rate swaps	—	28	—	—	—	—	(28)	—	—
Contingent consideration (e)	—	26	—	48	—	—	—	74	—
Subtotal Level 3 liabilities at fair value	$4,258	$99	$—	$1,399	$—	$(434)	$(28)	$5,294	$—
Market Risk benefits liability (d)	403							549
Total Level 3 liabilities at fair value	$4,661							$5,843
(a)The net transfers out of Level 3 during the year ended December 31, 2024 were exclusively to Level 2 with the exception of (b) below.
(b)The transfer out of investments in unconsolidated affiliates reflects F&G’s majority acquisition of PALH on July 18, 2024. Refer to Note B Acquisitions for details of the PALH majority acquisition.
(c)Purchases represent advances on the loan commitment to Roar. Refer to Note H - Commitments and Contingencies for further details.
(d)Refer to Note X Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(e)The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note B Acquisitions for more information.

	Year ended December 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(53)	$186	$1,830	$(125)	$(738)	$(241)	$7,122	$185
Commercial mortgage-backed securities	37	—	2	22	—	—	(43)	18	2
Corporates	1,440	(2)	(21)	654	(1)	(94)	3	1,979	(20)
Municipals	29	—	20	—	—	—	—	49	20
Residential mortgage-backed securities	302	1	7	32	—	(9)	(330)	3	7
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	13	—	249	—	—	—	285	—
Short-term investments	—	—	—	204	(19)	(185)	—	—	—
Derivative Instruments	—	57	—	—	—	—	—	57	—
Preferred securities	1	—	—	—	—	—	7	8	1
Equity securities	10	1	1	—	—	—	3	15	—
Other long-term assets:
Available-for-sale embedded derivative	23	—	4	—	—	—	—	27	4
Credit linked note	15	—	—	—	—	(5)	—	10	—
Secured borrowing receivable	10	—	—	—	—	(10)	—	—	—
Subtotal Level 3 assets at fair value	$8,169	$17	$199	$2,991	$(145)	$(1,041)	$(601)	$9,589	$199
Market risk benefits asset (b)	117							88
Total Level 3 assets at fair value	$8,286							$9,677
Liabilities
Indexed annuities embedded derivatives, included in contractholder funds	$3,115	$257	$—	$1,049	$—	$(163)	$—	$4,258	$—
Subtotal Total liabilities at Level 3 fair value	$3,115	$257	$—	$1,049	$—	$(163)	$—	$4,258	$—
Market risk benefits liability (b)	282							403
Total Level 3 liabilities at fair value	$3,397							$4,661
(a) The net transfers out of Level 3 during the year ended December 31, 2023, were to Level 2.
(b) Refer to Note X Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

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

Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is determined using NAV as a practical expedient and are included in the NAV column in the table below. In our Title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our Title segment, Investments in unconsolidated affiliates were $166 million and $263 million as of December 31, 2024 and 2023, respectively.
Policy Loans (included within Other long-term investments)
Policy loans are reported at the unpaid principal balance and are fully collateralized by the cash surrender value of underlying insurance policies. The carrying value of the policy loans approximates the fair value and are classified as Level 3 in the fair value hierarchy.
Company Owned Life Insurance (included within Other long-term investments)
Company owned life insurance ("COLI") is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.
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
Investment Contracts
Investment contracts include deferred annuities (indexed annuities and fixed rate annuities), IUL policies, funding agreements and PRT, and immediate annuity contracts without life contingencies. The indexed annuities/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (indexed annuities and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy. As of December 31, 2024 and 2023, the outstanding balance on the F&G Credit Agreement was $0 million and $365 million, respectively.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the accompanying Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2024
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Other invested assets	42	—	—	48	90	90
Company-owned life insurance	—	—	431	—	431	431
Trade and notes receivables, net of allowance	—	—	471	—	471	471
Total	$42	$153	$6,331	$3,336	$9,862	$10,468

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Debt	—	3,781	—	—	3,781	4,321
Total	$—	$3,781	$46,339	$—	$50,120	$55,505

	December 31, 2023
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Other invested assets	17	—	—	42	59	59
Company-owned life insurance	—	—	397	—	397	397
Trade and notes receivables, net of allowance	—	—	442	—	442	442
Total	$17	$138	$5,715	$2,821	$8,691	$9,229

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	3,568	—	—	3,568	3,887
Total	$—	$3,568	$40,229	$—	$43,797	$48,427

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

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,784	$(13)	$202	$(317)	$15,656
Commercial mortgage-backed securities	5,379	(49)	53	(201)	5,182
Corporates	24,425	(5)	108	(2,832)	21,696
Hybrids	604	—	6	(29)	581
Municipals	1,638	—	3	(255)	1,386
Residential mortgage-backed securities	2,869	—	32	(105)	2,796
U.S. Government	645	—	2	(10)	637
Foreign Governments	337	—	—	(53)	284
Total available-for-sale securities	$51,681	$(67)	$406	$(3,802)	$48,218

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$14,631	$(11)	$191	$(469)	$14,342
Commercial mortgage-backed/asset-backed securities	4,797	(22)	23	(323)	4,475
Corporates	20,133	(6)	186	(2,417)	17,896
Hybrids	668	—	3	(53)	618
Municipals	1,826	—	14	(229)	1,611
Residential mortgage-backed securities	2,507	(3)	29	(104)	2,429
U.S. Government	679	—	8	(9)	678
Foreign Governments	365	—	3	(44)	324
Total available-for-sale securities	$45,606	$(42)	$457	$(3,648)	$42,373
Securities held on deposit with various state regulatory authorities had a fair value of $997 million and $141 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, we held $32 million and $47 million of investments that were non-income producing for a period greater than twelve months, respectively.
As of December 31, 2024 and 2023, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans", was $476 million and $450 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $4,289 million and $4,345 million as of December 31, 2024 and 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2024		December 31, 2023
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$961	$955	$703	$687
Due after one year through five years	4,616	4,544	4,320	4,209
Due after five years through ten years	5,311	5,126	3,195	3,048
Due after ten years	16,761	13,959	15,453	13,183
	27,649	24,584	23,671	21,127
Other securities, which provide for periodic payments:
Asset-backed securities	15,784	15,656	14,631	14,342
Commercial mortgage-backed securities	5,379	5,182	4,797	4,475
Residential mortgage-backed securities	2,869	2,796	2,507	2,429
	24,032	23,634	21,935	21,246
Total fixed maturity available-for-sale securities	$51,681	$48,218	$45,606	$42,373
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
•Current delinquencies and non-performing assets of underlying collateral;
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
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible , an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of December 31, 2024 and 2023, our allowance for expected credit losses for AFS securities was $67 million and $42 million, respectively.
The fair value and gross unrealized losses of available-for-sale securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(Dollars in millions)
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	727	(11)	1,513	(175)	2,240	(186)
Corporates	6,831	(208)	9,866	(2,624)	16,697	(2,832)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	1,006	(243)	1,267	(255)
Residential mortgage-backed securities	899	(16)	460	(89)	1,359	(105)
U.S. Government	313	(4)	122	(5)	435	(9)
Foreign Government	120	(5)	157	(48)	277	(53)
Total available-for-sale securities	$10,420	$(290)	$16,141	$(3,485)	$26,561	$(3,775)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,005
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,305
Total number of available-for-sale securities in an unrealized loss position						4,310

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	819	(53)	1,922	(235)	2,741	(288)
Corporates	2,387	(134)	10,739	(2,283)	13,126	(2,417)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	399	(49)	920	(179)	1,319	(228)
Residential mortgage-backed securities	336	(5)	662	(89)	998	(94)
U.S. Government	84	—	159	(9)	243	(9)
Foreign Government	49	(3)	188	(41)	237	(44)
Total available-for-sale securities	$5,841	$(302)	$20,908	$(3,291)	$26,749	$(3,593)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,035
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,846
Total number of available-for-sale securities in an unrealized loss position						3,881
We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. For securities in an unrealized loss position as of December 31, 2024, our allowance for expected credit loss was $67 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
CMLs represented approximately 4% of our total investments as of December 31, 2024 and 2023. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(Dollars in millions)
Hotel	$17	1%	$18	1%
Industrial	657	24	616	24
Mixed Use	11	—	11	—
Multifamily	1,006	37	1,012	40
Office	349	13	316	13
Retail	98	4	102	4
Student Housing	83	3	83	3
Other	501	18	392	15
Total commercial mortgage loans, gross of valuation allowance	$2,722	100%	$2,550	100%
Allowance for expected credit loss	(17)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,705		$2,538

U.S. Region:
East North Central	$98	4%	$151	6%
East South Central	75	3	75	3
Middle Atlantic	354	13	354	14
Mountain	409	15	352	14
New England	164	6	168	6
Pacific	706	26	766	30
South Atlantic	683	25	563	22
West North Central	62	2	4	—
West South Central	171	6	117	5
Total commercial mortgage loans, gross of valuation allowance	$2,722	100%	$2,550	100%
Allowance for expected credit loss	(17)		(12)
Total commercial mortgage loans, net of valuation allowance	$2,705		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) were as follows for the year ended December 31, 2024:

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgage loans	$273	$227	$290	$1,253	$469	$210	$2,722

Charge offs	$—	$—	$—	$—	$—	$—	$—
CMLs segregated by aging of loans (by year of origination) were as follows for the year ended December 31, 2023:

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans(a)	$213	$288	$1,256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2024	(Dollars in millions)
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
Total Commercial mortgage loans	$2,535	$166	$21	$2,722	100%	$2,404	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30	679	30
60.00% to 74.99%	1,160	56	—	1,216	48	1,028	46
75.00% to 84.99%	—	6	9	15	1	14	1
Total Commercial mortgage loans (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million at December 31, 2023.

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:	(In millions)
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total commercial mortgage loans	$273	$227	$290	$1,253	$469	$210	2,722
DSCR
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total commercial mortgage loans	$273	$227	$290	$1,253	$469	$210	$2,722

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV Ratios:	(In millions)
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total commercial mortgage loans (a)	$213	$288	$1,256	$512	$—	$259	$2,528
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total commercial mortgage loans (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million at December 31, 2023.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2024, we had one CML that was delinquent in principal or interest payments compared to none at December 31, 2023 as shown in the tables above.
Residential Mortgage Loans
RMLs represented approximately 5% of our total investments as of December 31, 2024 and 2023. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	December 31, 2024
U.S. States:	Amortized Cost (In millions)	% of Total
Florida	$164	5%
All Other States (1)	3,110	95
Total residential mortgage loans, gross of valuation allowance	$3,274	100%
Allowance for expected credit loss	(53)
Total residential mortgage loans, net of valuation allowance	$3,221
(1) The individual concentration of each state is less than 5% as of December 31, 2024.

	December 31, 2023
U.S. States:	Amortized Cost (In millions)	% of Total
Florida	$163	6%
New York	129	5
Texas	129	5
All other states (1)	2,431	84
Total residential mortgage loans, gross of valuation allowance	$2,852	100%
Allowance for expected credit loss	(54)
Total residential mortgage loans, net of valuation allowance	$2,798
(1) The individual concentration of each state is less than 5% as of December 31, 2023.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs was as follows:

	December 31, 2024		December 31, 2023
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Performing	$3,188	97%	$2,795	98%
Non-performing	86	3	57	2
Total residential mortgage loans, gross of valuation allowance	$3,274	100%	$2,852	100%
Allowance for expected loan loss	(53)	—	(54)	—
Total residential mortgage loans, net of valuation allowance	$3,221	100%	$2,798	100%
There were no charge offs recorded for RMLs during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of December 31, 2024 and 2023 were as follows, gross of valuation allowances:

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total residential mortgages	$614	$376	$928	$840	$176	$340	$3,274

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages	(In millions)
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total residential mortgages	$373	$995	$877	$208	$204	$195	$2,852
Non-accrual loans by amortized cost as of December 31, 2024 and 2023 were as follows:

Amortized cost of loans on non-accrual	December 31, 2024	December 31, 2023
	(In millions)
Residential mortgage	$85	$57
Commercial mortgage	9	—
Total non-accrual mortgages	$94	$57

Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2024 and 2023.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2024 and 2023, we had $94 million and $57 million, respectively, of mortgage loans that were over 90 days past due.
As of December 31, 2024 and 2023 we had $81 million and $41 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Loan Modifications
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the years ended December 31, 2024 and 2023.
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
The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Year ended December 31, 2024			Year ended December 31, 2023
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(12)	$(66)	$(32)	$(10)	$(42)
Provision (expense) benefit for loan losses	1	(5)	(4)	(22)	(5)	(27)
Loans charged-off	—	—	—	—	3	3
Ending Balance	$(53)	$(17)	$(70)	$(54)	$(12)	$(66)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial as of December 31, 2024 and 2023.
There were no purchases of purchased credit deteriorated mortgage loans during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the accrued interest receivable balance on CMLs totaled $8 million and $7 million, respectively. As of December 31, 2024 and 2023, the accrued interest receivable on RMLs totaled $28 million and $24 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities, available-for-sale	$2,261	$1,911	$1,489
Equity securities	33	33	31
Preferred securities	34	52	67
Mortgage loans	273	229	186
Invested cash and short-term investments	238	151	61
Limited partnerships	326	231	110
Tax deferred property exchange income	133	166	103
Other investments	125	91	41
Gross investment income	3,423	2,864	2,088
Investment expense	(299)	(257)	(197)
Interest and investment income	$3,124	$2,607	$1,891

The Company’s Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $636 million, $339 million, and $109 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Net realized (losses) gains on fixed maturity available-for-sale securities	$(9)	$(155)	$(253)
Net realized/unrealized gains (losses) on equity securities (1)	2	23	(386)
Net realized/unrealized gains (losses) on preferred securities (2)	12	(1)	(230)
Realized gains (losses) on other invested assets	61	(25)	(68)
Change in allowance for expected credit losses	(33)	(36)	(41)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	254	(211)	(164)
Unrealized (losses) gains on certain derivative instruments	(184)	358	(693)
Change in fair value of reinsurance related embedded derivatives	(32)	(128)	352
Change in fair value of other derivatives and embedded derivatives	12	11	(10)
Realized gains (losses) on derivatives and embedded derivatives	50	30	(515)
Recognized gains and losses, net	$83	$(164)	$(1,493)
(1) Includes net valuation (losses) gains of $(131) million, $47 million and $(387) million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Includes net valuation gains (losses) of $13 million, $80 million, and $(198) million for the years ended December 31, 2024, 2023 and 2022, respectively.
Recognized gains and losses is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) gains attributable to these agreements, and thus excluded from the totals in the table above, was $(30) million, $(123) million and $381 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Proceeds	$4,414	$2,698	$3,264
Gross gains	45	18	14
Gross losses	(80)	(145)	(252)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs:

	December 31, 2024		December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(In millions)
Investment in unconsolidated affiliates	$3,565	$4,703	$3,071	$4,806
Fixed maturity securities	23,242	24,242	20,837	22,346
Total unconsolidated VIE investments	$26,807	$28,945	$23,908	$27,152

Note F — Derivative Financial Instruments
The notional and carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows:

	December 31, 2024		December 31, 2023
	Notional Amount	Carrying Amount	Notional Amount	Carrying Amount
Assets:	(In millions)
Derivative investments:
Equity options	$29,594	$773	$27,263	$739
Interest rate swaps	2,445	19	2,705	57
Other derivative investments	157	3	137	1
Other long-term investments:
Other embedded derivatives		32		28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives		109		152
Total		$936		$977

Liabilities:
Contractholder funds:
Indexed annuities/IUL embedded derivatives		$5,220		$4,258
Accounts payable and accrued liabilities:
Equity Options	—	1	—	1
Interest rate swaps	$2,700	10		—
Total		$5,231		$4,259
The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings is as follows:

	Year ended December 31,
	2024	2023	2022
Net investment gains (losses):	(In millions)
Equity options	$153	$98	$(862)
Interest rate swaps	(103)	48	—
Futures contracts	18	9	(7)
Other derivative investments	10	(2)	12
Other embedded derivatives	4	5	(10)
Reinsurance related embedded derivatives	(32)	(128)	352
Total net investment gains (losses)	$50	$30	$(515)

Benefits and other changes in policy reserves:
Indexed annuities/IUL embedded derivatives increase (decrease)	$962	$1,143	$(768)
Additional Disclosures
See descriptions of the fair value methodologies used for derivative financial instruments in Note D Fair Value of Financial Instruments.
Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Earnings.
We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the Consolidated Statements of Earnings. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Interest Rate Swaps
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the Consolidated Statements of Earnings.
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurances that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the Consolidated Statements of Earnings.
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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
December 31, 2024	$782	$771	$34
December 31, 2023	796	775	39
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of December 31, 2024 and 2023, counterparties posted collateral of $771 million and $775 million, respectively, of which $679 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $34 million at December 31, 2024, and $39 million at December 31, 2023.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents on the Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the Consolidated Statements of Cash Flow.
We held 527 and 439 futures contracts at December 31, 2024 and 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 million and $4 million at December 31, 2024 and 2023, respectively.
Note G — Notes Payable
Notes payable consists of the following:

	December 31, 2024	December 31, 2023
	(In millions)
4.50% Notes, net of discount	$447	$446
3.40% Notes, net of discount	646	644
2.45% Notes, net of discount	595	594
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(4)	(2)
F&G Credit Agreement	—	362
5.50% F&G Notes	301	561
7.40% F&G Notes, net of discount	497	495
7.95% F&G Notes, net of discount	336	336
6.50% F&G Notes, net of discount	545	—
6.25% F&G Notes, net of discount	492	—
Other	22	7
	$4,321	$3,887
On October 4, 2024, F&G issued $500 million of its 6.25% Senior Notes due 2034. The 6.25% F&G Notes were issued at 99.36% of face value, net of deferred issuance costs of approximately $8 million. The 6.25% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G's subsidiaries that are guarantors of F&G's obligations under its existing credit agreement. The 6.25% F&G Notes mature on October 4, 2034, and become callable on July 4, 2034. Interest is payable semi-annually at a fixed rate of 6.25%, and if the 6.25% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the F&G Credit Agreement described below. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, including the support of organic growth opportunities.
On June 4, 2024, F&G issued $550 million of its 6.50% Senior Notes due 2029. The 6.50% F&G Notes were issued at 99.74% of face value, net of deferred issuance costs of approximately $6 million. The 6.50% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G's subsidiaries that are guarantors of F&G's obligations under its existing credit agreement. The 6.50% F&G Notes mature on June 4, 2029, and become callable on May 4, 2029. Interest is payable semi-annually at a fixed rate of 6.50%, and if the 6.50% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness.
On December 6, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053 (the "7.95% F&G Notes"). The 7.95% F&G Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Notes mature on December 15, 2053, and become callable on or after December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.
On January 13, 2023, F&G issued $500 million of its 7.40% F&G Notes due 2028 (the 7.40% F&G Notes"). The 7.40% F&G Notes were issued at par, net of deferred issuance costs of approximately $6 million. The 7.40% F&G Notes are senior, unsecured unsubordinated obligations of F&G and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.40% F&G Notes mature on January 13, 2028, and become callable on or after December 13, 2027. Interest is payable semi-annually at a fixed rate of 7.40%, and if, the 7.40% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), F&G's indirect wholly owned subsidiary, completed a debt offering of $550 million of 5.50% F&G Notes due May 1, 2025 at 99.5% of face value for proceeds of $547 million. As a result of our acquisition of F&G in 2020, a premium of $39 million was established for these notes and is being amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, we became a guarantor of FGLH's obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the 5.50% F&G Notes, on a joint and several basis. A portion of the net proceeds of the 6.50% F&G Notes were used for a $250 million cash tender offer of the 5.50% F&G Notes in June 2024. Refer to Note A - Business and Summary of Significant Accounting Policies for a discussion of the redemption of the 5.50% F&G Notes on February 1, 2025.
On November 22, 2022, F&G entered into the F&G Credit Agreement pursuant to which the Lenders have made available the F&G Credit Facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. On February 21, 2023, F&G entered into the Amended F&G Credit Agreement with the Lenders and the Administrative Agent, swing line lender and issuing bank. The Amended F&G Credit Agreement increased the aggregate principal amount of commitments under the F&G Credit Facility by $115 million to $665 million. On February 16, 2024, F&G entered into a Second Amended and Restated F&G Credit Agreement. Among other changes, the Second Amended and Restated F&G Credit Agreement amends the Amended F&G Credit Agreement to extend the maturity date to November 22, 2027, and increase the aggregate principal amount of commitments under the revolving credit facility to $750 million.
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, F&G pays a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The average variable interest rate on the revolving credit facility for the period the debt was outstanding in 2024 was 7.06% compared to 7.11% for the year ended December 31, 2023.
As of December 31, 2024 and 2023, $0 million and $365 million, respectively, of gross principal balance, was outstanding under the F&G Credit Agreement. As of December 31, 2024, we had $750 million of remaining borrowing availability.

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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2024, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement. Among other changes, the Sixth Amended and Restated Credit Agreement amends the Fifth Restated Credit Agreement to extend the maturity date from October 29, 2025 to February 16, 2029.
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

Gross principal maturities of notes payable at December 31, 2024, are as follows:	(In millions)
2025	$300
2026	22
2027	—
2028	950
2029	550
Thereafter	2,545
$4,367

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $17 million and $10 million as of December 31, 2024 and 2023, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
F&G is a defendant in two putative class action lawsuits related that allege some customers’ personally identifiable information was disclosed due to a vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 ("Miller"), was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose personally identifiable information was disclosed in the MOVEit incident and brings common law tort and implied contract claims. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067 ("Cooper"), was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. Cooper also alleges that he is a F&G customer whose personally identifiable information was disclosed and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages.

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation ("MDL") pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are proceeding under MDL Case No. 1:23-md-03083-ADB-PGL. Plaintiffs filed amendments to their complaints, and the Defendants filed their omnibus motion to dismiss for lack of Article III standing on July 23, 2024. The case is proceeding under a modified bellwether structure to decide critical issues and facilitate reciprocal discovery. At this time, we do not believe the incident will have a material impact on our business, operations, or financial results.

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
On May 28, 2024, a stockholder derivative lawsuit styled, Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware against defendants Fidelity National Financial, Inc. (“FNF”), in its capacity as F&G Annuities & Life Inc.’s (“F&G”) controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, alleging breach of fiduciary duty related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon the unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer and the remaining defendants, including FNF, filed their motion to dismiss Plaintiff’s complaint. On September 23, 2024, Plaintiff voluntarily dismissed its action against William P. Foley, leaving FNF’s motion to dismiss fully briefed and a decision pending with the court. On February 4, 2025, FNF argued the motion to dismiss before the court. The remaining defendants will vigorously contest the Plaintiff’s claims in the action.

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (IMOs), alleges FGL Insurance failed to pay commissions owed to Plaintiff and diverted commissions from one of Plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, Plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, Plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading Plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where Plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase Plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with Plaintiff to pay commissions. Dispositive motions are due April 21, 2025, and the case is expected to be set for trial in the summer of 2025. FGL Insurance will vigorously contest the Plaintiff’s claims in the action. As this case continues to evolve, it is not possible to reasonably estimate the probability that Plaintiff will ultimately prevail on its claims or that FGL Insurance will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $14.4 billion and $13.5 billion at December 31, 2024 and 2023, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2024 and 2023 related to these arrangements.
F&G Commitments
In our F&G segment, we have unfunded investment commitments as of December 31, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type is included below:

December 31, 2024
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,138
Whole loans	278
Fixed maturity securities, ABS	338
Direct Lending	1,618
Other fixed maturity securities, AFS	70
Other assets	162
Commercial mortgage loans	116
Residential mortgage loans	35
Other invested assets	134
Total	$3,889

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of December 31, 2024 was $11 million and is included in Prepaid expenses and other assets on the Consolidated Balance Sheet. Changes in fair value are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note B Acquisitions for more information on the Roar acquisition, and refer to Note D Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.
Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Refer to Note B Acquisitions for more information on the Roar purchase and refer to Note D Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.
See Note A Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
The Company leases office space under operating leases. The largest leases expire in 2030. Rent expense and minimum rental commitments under all leases are immaterial.
F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2024 and 2023, the amount funded under the NPA was insignificant.
Note I — Dividends
On February 20, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on March 31, 2025, to FNF common shareholders of record as of March 17, 2025.
During the years ended December 31, 2024, 2023 and 2022, we declared dividends on our common stock of $1.94, $1.83 and $1.77, respectively.

Note J — Segment Information
The tables below summarize the result of operations by segment that are provided to the Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer. The Company's primary methods of measuring profitability and performance on a reportable segment basis are Revenues and Net earnings from continuing operations which are also measures used by the CODM to evaluate segment results and are factors in determining capital allocation among the segments.
Summarized financial information concerning our reportable segments is shown in the following tables. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
As of and for the year ended December 31, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$2,200	$—	$—	$—	$2,200
Agency title insurance premiums	2,953	—	—	—	2,953
Escrow, title related and other fees	2,196	2,941	184	—	5,321
Interest and investment income	359	2,719	154	(108)	3,124
Recognized gains and losses, net	(6)	84	5	—	83
Total segment revenues	7,702	5,744	343	(108)	13,681
Significant segment expenses:
Personnel costs	2,695	296	157	—	3,148
Agent commissions	2,287	—	—	—	2,287
Other operating expenses	1,251	203	104	—	1,558
Benefits and other changes in policy reserves	—	3,791	—	—	3,791
Total significant segment expenses	6,233	4,290	261	—	10,784
Other segment items:
Depreciation and amortization	141	569	29	—	739
Provision for title claim losses	232	—	—	—	232
Market risk benefit gains	—	(25)	—	—	(25)
Interest expense	—	132	77	—	209
Total other segment items	373	676	106	—	1,155
Total segment expenses	6,606	4,966	367	—	11,939
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,096	778	(24)	(108)	1,742
Income tax expense (benefit)	265	136	(34)	—	367
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	831	642	10	(108)	1,375
Equity in earnings of unconsolidated affiliates	16	—	—	—	16
Net earnings (loss) from continuing operations	$847	$642	$10	$(108)	$1,391
Assets	$7,627	$85,047	$2,698	$—	$95,372
Goodwill	2,799	2,179	293	—	5,271

As of and for the year ended December 31, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$1,982	$—	$—	$—	$1,982
Agency title insurance premiums	2,610	—	—	—	2,610
Escrow, title related and other fees	2,117	2,413	187	—	4,717
Interest and investment income	338	2,211	123	(65)	2,607
Recognized gains and losses, net	(9)	(124)	(31)	—	(164)
Total segment revenues	7,038	4,500	279	(65)	11,752
Significant segment expenses:
Personnel costs	2,544	232	132	—	2,908
Agent commissions	2,008	—	—	—	2,008
Other operating expenses	1,242	146	133	—	1,521
Benefits and other changes in policy reserves	—	3,553	—	—	3,553
Total significant segment expenses	5,794	3,931	265	—	9,990
Other segment items:
Depreciation and amortization	154	412	27	—	593
Provision for title claim losses	207	—	—	—	207
Market risk benefit losses	—	95	—	—	95
Interest expense	—	97	77	—	174
Total other segment items	361	604	104	—	1,069
Total segment expense	6,155	4,535	369	—	11,059
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	883	(35)	(90)	(65)	693
Income tax expense (benefit)	181	23	(12)	—	192
Earnings (loss) before equity in earnings of unconsolidated affiliates	702	(58)	(78)	(65)	501
Equity in earnings of unconsolidated affiliates	17	—	—	—	17
Net earnings (loss)	$719	$(58)	$(78)	$(65)	$518
Assets	$7,949	$70,186	$2,479	$—	$80,614
Goodwill	2,789	1,749	292	—	4,830

As of and for the year ended December 31, 2022:

	Title	F&G	Corporate and Other	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$2,858	$—	$—	$2,858
Agency title insurance premiums	3,976	—	—	3,976
Escrow, title related and other fees	2,502	1,704	127	4,333
Interest and investment income	213	1,655	23	1,891
Recognized gains and losses, net	(443)	(1,010)	(40)	(1,493)
Total segment revenues	9,106	2,349	110	11,565
Significant segment expenses:
Personnel costs	2,987	157	48	3,192
Agent commissions	3,064	—	—	3,064
Other operating expenses	1,515	102	104	1,721
Benefits and other changes in policy reserves	—	1,126	—	1,126
Total significant segment expenses	7,566	1,385	152	9,103
Other segment items:
Depreciation and amortization	142	324	25	491
Provision for title claims losses	308	—	—	308
Market risk benefit gains	—	(182)	—	(182)
Interest expense	—	29	86	115
Total other segment items	450	171	111	732
Total segment expenses	8,016	1,556	263	9,835
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,090	793	(153)	1,730
Income tax expense (benefit)	298	158	(17)	439
Earnings (loss) before equity in earnings of unconsolidated affiliates	792	635	(136)	1,291
Equity in earnings of unconsolidated affiliates	15	—	—	15
Net earnings (loss)	$807	$635	$(136)	$1,306
Assets	$8,295	$54,637	$2,211	$65,143
Goodwill	2,620	1,749	266	4,635

The activities in our segments include the following:
Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services and home warranty.
F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities and indexed universal life insurance. This segment also provides funding agreements and pension risk transfer solutions.
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

Note K — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2024	2023	2022
Cash paid for:	(In millions)
Interest	$200	$157	$125
Income taxes	237	216	387
Deferred sales inducements	319	168	87
Non-cash investing and financing activities:
Distribution of 15% of the common stock of F&G	—	—	421
Investments received from pension risk transfer premiums	129	464	—
Change in proceeds of sales of investments available for sale receivable in period	(59)	32	96
Change in purchases of investments available for sale payable in period	82	20	(25)
Lease liabilities recognized in exchange for lease right-of-use assets	55	40	70
Remeasurement of lease liabilities	67	75	60
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	789	304	266
Less: Total Purchase price	586	299	180
Liabilities and noncontrolling interests assumed	$203	$5	$86

Note L — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2024	2023	2022
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,200	$1,982	$2,858
Agency title insurance premiums	Agency title insurance premiums	Title	2,953	2,610	3,976
Life insurance premiums, insurance and investment product fees, and other (1)	Escrow, title-related and other fees	F&G	2,941	2,413	1,704
Home warranty	Escrow, title-related and other fees	Title	146	143	165
Total revenue from insurance contracts			8,240	7,148	8,703
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	824	766	980
Other title-related fees and income	Escrow, title-related and other fees	Title	642	633	752
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	318	313	342
Real estate technology	Escrow, title-related and other fees	Corporate and other	140	151	158
Total revenue from contracts with customers			1,924	1,863	2,232
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	266	262	263
Other	Escrow, title-related and other fees	Corporate and other	44	36	(31)
Interest and investment income	Interest and investment income	Various	3,124	2,607	1,891
Recognized gains and losses, net	Recognized gains and losses, net	Various	83	(164)	(1,493)
Total revenues	Total revenues		$13,681	$11,752	$11,565
(1) Includes $2,217, $1,964 and $1,362 of life-contingent pension risk transfer premiums in 2024, 2023 and 2022, respectively.
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
Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuities policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholders' allowable penalty-free amounts. We have ceded the majority of our traditional life business to unaffiliated third-party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Other income related to riders is earned when elected by the policyholder. Surrender charges are earned when a policyholder withdraws funds from the contract early or cancels the contract.
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
Premiums, annuity deposits (net of reinsurance and reinsurance recoverable) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Product Type	(In millions)
Fixed indexed annuities	$5,828	$4,738	$4,483
Fixed rate annuities	1,277	1,147	1,522
Funding agreements (FABN/FHLB)	2,404	1,256	1,891
Life insurance and other (a)	638	646	446
Total	$10,147	$7,787	$8,342
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2024	December 31, 2023
	(In millions)
Trade receivables	$362	$317
Deferred revenue (contract liabilities)	92	91
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, we recognized $80 million and $84 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note M — Other Intangible Assets
The following table reconciles to Other intangible assets, net, on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In millions)
Customer relationships and contracts	$435	$174
VOBA	1,349	1,446
DAC	3,036	2,215
DSI	625	346
Value of distribution asset	74	86
Computer software	277	266
Trademarks, tradenames, and other	180	94
Total Other intangible assets, net	$5,976	$4,627
The following tables roll forward VOBA by product for the years ended December 31, 2024 and 2023:

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(133)	(5)	(7)	(8)	(7)	(160)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at December 31, 2024	$892	$22	$184	$126	$125	$1,349
(a)net of amortization of ($15 million).

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(141)	(5)	(10)	(9)	(4)	(169)
Balance at December 31, 2023	$1,025	$27	$191	$134	$69	$1,446
VOBA amortization expense of $175 million, $169 million, and $180 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023, and 2022, respectively.
The following tables roll forward DAC by product for the years ended December 31, 2024 and 2023:

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	652	174	274	1,100
Amortization	(156)	(86)	(38)	(280)
Balance at December 31, 2024	$1,874	$376	$781	$3,031

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	510	177	229	916
Amortization	(103)	(51)	(32)	(186)
Reinsurance related adjustments	—	79	—	79
Balance at December 31, 2023	$1,378	$288	$545	$2,211
(a) Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $280 million, $186 million, and $99 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In millions)
Indexed Annuities	$1,874	$1,378
Fixed Rate Annuities	376	288
Universal Life	781	545
Funding Agreements	4	4
PRT	1	—
Total	$3,036	$2,215
The following tables roll forward DSI for our indexed annuity products for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In millions)
Balance at January 1,	$346	$200
Capitalization	319	168
Amortization	(40)	(22)
Balance at December 31,	$625	$346
DSI amortization expense of $40 million, $22 million, and $14 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the FPB for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities. Refer to Note A Business and Summary of Significant Accounting Policies for further information about accounting policies for amortization of VOBA, DAC and DSI.
F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement and option budgets. For the year ended December 31, 2023, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, and option budgets. All updates to these assumptions brought F&G more in line with our company and overall industry experience since the prior assumption update.

For the in-force liabilities as of December 31, 2024, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
Fiscal Year	(In millions)
2025	$145
2026	132
2027	121
2028	110
2029	100
Thereafter	741
Total	$1,349

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2024, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts (a)	$795	$(360)	$435	10 to 20
Computer software	723	(446)	277	2 to 10
Value of distribution asset (VODA)	140	(66)	74	15
Trademarks, tradenames, and other	234	(54)	180	Varies
Total			$966
(a)Includes intangible assets acquired with ROAR and PALH. Refer to Note B Acquisitions for further details.

Other intangible assets as of December 31, 2023, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts	$948	$(774)	$174	10 to 20
Computer software	651	(385)	266	2 to 10
Value of distribution Asset (VODA)	140	(54)	86	15
Trademarks, tradenames, and other	146	(52)	94	Varies
Total			$620
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships, computer software and definite lived trademarks, tradenames and other, was $187 million, $152 million, and $134 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the amortizable intangible assets as of December 31, 2024, the estimated amortization expense in future fiscal periods is $172 million in 2025, $140 million in 2026, $112 million in 2027, $85 million in 2028 and $72 million in 2029.
Within definite lived trademarks, tradenames, and other is an amount established to offset MRBs with no explicit rider charges, which had a balance of $94 million and $22 million as of December 31, 2024 and 2023, respectively. Amortization of $5 million, $1 million and $1 million was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022, respectively.

Note N — Goodwill
A summary of the changes in Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2022	$2,620	$1,749	$266	$4,635
Goodwill associated with acquisitions	168	—	27	195
Balance, December 31, 2023	$2,788	$1,749	$293	$4,830
Goodwill associated with acquisitions	11	430	—	441
Balance, December 31, 2024	$2,799	$2,179	$293	$5,271
Note O — F&G Reinsurance
The company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the company's retention limit is reinsured. The company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. Refer to Note A Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements. As of December 31, 2024, we had an immaterial amount of COR included in Prepaid expenses and other assets on the Consolidated Balance Sheets compared to none as of December 31, 2023.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2024, 2023 and 2022 respectively, were as follows:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
	(In millions)
Direct	$2,346	$3,987	$2,112	$3,728	$1,522	$3,640
Ceded	(94)	(196)	(105)	(175)	(128)	(2,514)
Net	$2,252	$3,791	$2,007	$3,553	$1,394	$1,126
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the years ended December 31, 2024 and 2023:
Somerset: Effective July 1, 2024, F&G amended the existing flow reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset”), a third-party reinsurer, to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis.
Kubera: F&G has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede certain FIA statutory reserves on a coinsurance funds withheld quota share basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2024.

Everlake and Somerset: F&G executed flow reinsurance agreements with Everlake Life Insurance Company (“Everlake”) and Somerset, third-party reinsurers, to cede certain MYGA business written effective September 1, 2023, and December 1, 2023, respectively, on a coinsurance quota share basis.
Canada Life: Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company (“Canada Life”) United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB riders. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guaranteed payments in excess of account value for GMWB. Effective December 31, 2023, we entered a Recapture and Termination Agreement with Canada Life whereby 100% of the liabilities and obligations were recaptured.

The following summarizes significant changes to third-party reinsurance agreements subsequent to the year ended December 31, 2024:
Everlake Reinsurance Amendment
Effective January 1, 2025, F&G amended the existing flow reinsurance agreement with Everlake to cede future additional MYGA business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an inforce block of certain MYGA policies on a coinsurance quota share basis.

The following summarizes our reinsurance recoverable (in millions) as of December 31, 2024 and 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	December 31, 2024	December 31, 2023
Aspida Life Re Ltd	$7,844	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset (c)	2,822	716	Coinsurance Funds Withheld	Certain MYGA (b) and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,168	509	Coinsurance	Certain MYGA (b) (d)	Deposit
Wilton Reassurance Company	1,066	1,092	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	489	536
Reinsurance recoverable, gross of allowance for credit losses	13,389	8,981
Allowance for expected credit loss	(20)	(21)
Reinsurance recoverable, net of allowance for credit losses	$13,369	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2024 varied between 30% and 90%. As of December 31, 2024, the combined quota share flow reinsurance amongst all reinsurers was 90%.

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
(f) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable
As of December 31, 2024, and 2023, the company had a deposit asset of $11,039 million and $7,481 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the Consolidated Balance Sheet.
The company incurred risk charge fees of $42 million, $39 million, and $36 million during the years ended December 31, 2024, 2023, and 2022, respectively, in relation to reinsurance agreements.
Credit Losses
The company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.

The expected credit loss reserves were as follows:

	Years Ended
	December 31, 2024	December 31, 2023
	(In millions)
Balance at Beginning of Period	$(21)	$(10)
Changes in the expected credit loss reserve	1	(11)
Balance at End of Period	$(20)	$(21)
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Wilton Reassurance (“Wilton Re”), Somerset, and Everlake that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Wilton Re, Somerset, and Everlake for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of December 31, 2024. The following table presents financial strength ratings as of December 31, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its insurance subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. Since these agreements are intercompany, the financial impacts are eliminated in the preparation of the Consolidated Financial Statements included within this Annual Report on Form 10-K.
Some of these intercompany transactions are executed with wholly owned reinsurance subsidiaries, Corbeau Re, Inc. (“Corbeau Re”), Raven Reinsurance Company (“Raven Re”) and F&G Cayman Re (“Cayman Re”), to finance the portion of statutory reserves considered to be non-economic. The financing arrangements involve Fidelity & Guaranty Life Insurance Company reinsuring certain annuity products and their related rider benefits to the captives and the captives executing third-party financing facilities that are classified as capital for statutory purposes.
The transactions with Raven Re and Cayman Re included the execution of letter of credits with Nomura Bank International plc (“NBI”) and Deutsche Bank AG, respectively, that are undrawn and have maximum borrowing capacities of $175 million and $400 million, respectively, as of December 31, 2024. The transaction with Corbeau Re included the execution of an excess of loss agreement (“XOL”) with Canada Life Barbados Branch that matures on December 31, 2043, and provides for coverage on losses up to $1,500 million as of December 31, 2024. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
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
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2024 and 2023 was lower by approximately $33 million and $34 million than if we had reported such amounts in accordance with NAIC SAP.
Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2024, the combined statutory unearned premium reserve required and reported for our title insurers was $1,608 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2024, $1,141 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2025, our title insurers can pay or make distributions to us of approximately $498 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,223 million and $1,225 million as of December 31, 2024 and 2023, respectively. The combined statutory net earnings of our title insurance subsidiaries were $587 million, $503 million, and $778 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2024.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2024.
There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders although there are limits on the ability of certain subsidiaries to pay dividends to us, as described above.
F&G
Through our majority owned F&G subsidiary, our insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re file financial statements with state insurance regulatory authorities and, except for Raven Re, with the National

Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed but approved by state regulators. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G's non-U.S. insurance subsidiaries, F&G Life Re (Bermuda) and F&G Cayman Re (Cayman Islands) file financial statements with their respective regulators.
In our F&G segment, our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
Year ended December 31, 2024	$150	$8	$54	$(458)
Year ended December 31, 2023	(462)	5	60	(644)
Year ended December 31, 2022	(243)	(15)	(111)	—

Statutory Capital and Surplus:
December 31, 2024	$1,654	$97	$168	$178
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.
Regulation - U.S. Companies
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re’s respective statutory capital and surplus satisfy the applicable minimum regulatory requirements.
To enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for each of our U.S Insurance Companies exceeded the minimum RBC requirements.
Dividends
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively.
FGL Insurance dividends are paid as declared by its Board of Directors. Pursuant to Iowa insurance law, any proposed payment of a dividend is classified as an "extraordinary dividend" if it, together with the aggregate fair market value of other dividends or distributions made during the preceding twelve months, exceeds the greater of (i) 10% of capital and surplus as of the preceding December 31 or (ii) net gain from operations before realized capital gains or losses for twelve month period ending December 31 of the preceding year. No extraordinary dividends may be paid without prior approval of the IID. In addition, no ordinary dividends may be paid except from the earned profits arising from FGL Insurance's business, which does not include contributed capital or contributed surplus.
FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), for the years ended December 31, 2024, 2023, and 2022. Pursuant to the limitations described above, it is estimated that FGL Insurance's maximum ordinary dividend capacity for 2025 is $0.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of the New York State Department of Financial Services (“NYDFS”). However, to pay any

dividends or distributions in a calendar year immediately following a calendar year in which the FGL NY's net gain from operations, not including realized capital gains, was negative, approval from the NY Superintendent is required.
FGL NY Insurance has historically not paid dividends. Based on the limitations described above, it's estimated that the maximum amount of ordinary dividends FGL NY Insurance will be permitted to distribute during 2025 is approximately $10 million.
Raven Re and Corbeau Re dividends are paid as declared by their Board of Directors. Under the laws of the State of Vermont, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus, without prior approval. Based on the limitations described above, no dividends may be paid in 2025 by either Raven Re or Corbeau Re without prior regulatory approval.

Prescribed and permitted practices
FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by Iowa Administrative Code (" IAC ") Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve”, for its indexed annuities and IUL products. Under these alternative accounting practices, the equity option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the equity options associated with the current index term is zero regardless of the observable market value for such options.
In addition, based on a permitted practice received from the IID, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies”, on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). This limited partnership investment was redeemed as of December 31, 2024. In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulations. Without these permitted practices, the carry value of these two entities would be zero.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $454 million and $194 million at December 31, 2024 and 2023, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $175 million and $200 million at December 31, 2024 and 2023, respectively. In addition, FGL Insurance’s statutory carrying value of Corbeau Re reflects the effect of permitted practices Corbeau Re received to treat the excess of loss as an admitted asset, which increased Corbeau Re’s statutory capital and surplus by $1,230 million and $765 million at December 31, 2024 and 2023, respectively. Refer to Note O - F&G Reinsurance for a discussion of the XOL and letter of credit.
Raven Re - Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance and also has approval to include as an admitted asset the value of a letter of credit serving as collateral for reinsurance credit taken by FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $(13) million and $(89) million as of December 31, 2024 and 2023, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent (refer to discussion of letter of credit in Note O F&G Reinsurance). FGL Insurance’s statutory carrying value of Raven Re was $168 million and $140 million at December 31, 2024 and 2023, respectively.
Corbeau Re - Corbeau Re has four permitted practices pursuant to Vermont Statute, Title 8, Chapter 141 – (8 V.S.A. § 6048k(a)(2), whereby the Vermont Department authorizes the Company to (i) account for the amount equal to the excess of loss amount (“XOL Asset”) as an asset on its statutory financial statements; (ii) calculate the reserves with respect to the Retirement Pro Contracts in accordance with the following reserving methodology: the reserves are calculated as the present value of reinsured benefits when account value equals zero less the present value of reinsurance premiums from the winning integrated stream, floored at zero and capped as necessary to keep the net statutory reserve at the net cash surrender value. For benefits associated with all other contracts (“the GMWB Riders”), the reserves are calculated as the statutory reserves for the entire contract (i.e., the base contracts plus the GMWB Riders) minus the statutory reserves for the base contracts only (“Reserve Calculation Permitted Practice”); (iii) calculate its company action level risk-based capital as defined in Section 8301(13)(A) and, calculated using the risk-based capital factors and formulas prescribed by the NAIC, applying a factor of 0.62% to the

XOL Asset Value; and (iv) annually perform a total company solvency analysis in lieu of cash flow testing and actuarial opinion and memorandum under Section 2010-2 of the Vermont Administrative Code. In addition, Corbeau Re assumes reserves that are equal to the reserves ceded by FGL Insurance which includes application of IAC Insurance 191, Chapter 97, "Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve". Without such permitted statutory accounting practices, the Company’s statutory capital and surplus (deficit) would be $(1,052) million and $(594) million as of December 31, 2024 and 2023, respectively, and its risk-based capital would fall below the minimum regulatory requirements. FGL Insurance’s statutory carrying value of Corbeau Re was $178 million and $171 million at December 31, 2024 and 2023, respectively.
FGL NY Insurance - As of December 31, 2024 and 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
Non-U.S. Companies
F&G's non-U.S. insurance subsidiaries, F&G Cayman Re and F&G Life Re, file financial statements with their respective regulators. For the annual period ended December 31, 2023, F&G Cayman Re began to file financial statements that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $(64) million and $102 million as of December 31, 2024 and December 31, 2023, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of December 31, 2024 and December 31, 2023.
F&G Life Re files financial statements based on GAAP.
Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows:

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):	(In millions)
Year ended December 31, 2024	$(11)	$139
Year ended December 31, 2023	133	151
Year ended December 31, 2022	71	(339)
Statutory Capital and Surplus (Deficit):
December 31, 2024	$734	$123
December 31, 2023	543	11
Regulation - Bermuda
F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Bermuda Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Bermuda Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
In addition to the requirements under the Bermuda Companies Act (as discussed below), the Bermuda Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval. F&G Life Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. If F&G Life Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, as a Class E insurer, F&G Life Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of such insurer, as certified by the insurer’s approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or ECR. In the event a dividend complies with the above, F&G Life Re must ensure the amount of any such dividend does not exceed that excess.
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total statutory capital and surplus, as set out in its previous year’s Bermuda statutory financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Bermuda Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins. The Bermuda Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
F&G Life Re’s ability to pay dividends in 2025 is subject to the limitations described above.
Regulation - Cayman Islands
F&G Cayman Re is a Cayman Islands exempted company incorporated under the Companies Act, as amended (2023 Revision) and licensed as a Class D insurer in the Cayman Islands under the Insurance Act, 2010 as amended and its related regulation (the “Cayman Islands Insurance Act”). F&G Cayman Re is regulated by CIMA.
F&G Cayman Re dividends are paid as declared by its Board of Directors. The dividends will be in accordance with CIMA regulatory requirements and contractual obligations and any dividends require approval by CIMA. F&G Cayman Re can only request approval for dividends if (i) the ending capital, including considerations for future business plans, will maintain a surplus over the CIMA approved and permitted target modified RBC, and (ii) contractual language pursuant to the PRT reinsurance agreement requiring a US RBC above specified target is met. As of the most recent annual financial statement filed with CIMA, the RBC ratios for F&G Cayman Re exceeded these minimum requirements. Pursuant to the limitations described above, no dividends may be paid in 2025 by F&G Cayman Re without prior regulatory approval.
The prescribed and permitted statutory accounting practices have no impact on our audited Consolidated Financial Statements, which are prepared in accordance with GAAP.
Equity
On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024 (the "2021 Repurchase Program"). On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2023, we repurchased a total of 100,000 FNF common shares for an aggregate of $4 million or an average of $38.45 per share under the 2021 Repurchase Program. During the year ended December 31, 2024, we did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program. Subsequent to December 31, 2024 and through market close on February 21, 2025, we did not repurchase any FNF common stock under the 2024 Repurchase Program.
Note Q - Leases
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for us to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2024.
Our operating leases range in term from one to ten years. As of December 31, 2024, the weighted-average remaining lease term of our operating leases was 4.3 years.
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
Our operating lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year SOFR swap rate. As of December 31, 2024, the weighted-average discount rate used to determine our operating lease liability was 4.7%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Earnings and was $134 million, $137 million and $142 million for the years ended December 31, 2024, 2023 and 2022, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.
Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2024, are as follows (in millions):

2025	$133
2026	108
2027	77
2028	52
2029	32
Thereafter	24
Total operating lease payments, undiscounted	$426
Less: present value discount	41
Lease liability, at present value	$385
See Note K Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.
Note R - Property and Equipment

Property and equipment consist of the following:
	December 31,
	2024	2023
	(In millions)
Furniture, fixtures and equipment	$161	$163
Data processing equipment	155	145
Leasehold improvements	126	121
Buildings	93	95
Land	14	14
Other	8	6
Total property and equipment, gross	557	544
Accumulated depreciation and amortization	(384)	(376)
Total property and equipment, net	$173	$168
Depreciation expense on property and equipment was $53 million, $55 million and $59 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note S - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2024	2023
	(In millions)
Salaries and incentives	$433	$373
Accrued benefits	454	437
URL	401	270
Deferred revenue	92	91
Contingent consideration - acquisitions	110	49
Trade accounts payable	191	339
Accrued recording fees and transfer taxes	7	15
Accrued premium taxes	30	3
Liability for policy and contract claims	102	92
Retained asset account	60	81
Remittances and items not allocated	224	284
Option collateral liabilities	680	588
Other accrued liabilities	465	387
	$3,249	$3,009
The following tables roll forward URL for the universal life product for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In millions)
Balance at January 1,	$270	$166
Capitalization	151	119
Amortization	(20)	(15)
Balance at December 31,	$401	$270
For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency and morality improvement. In 2023, F&G undertook a review of all significant assumptions, resulting in revisions to IUL assumptions involving surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets.

Note T — Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current	$360	$241	$331
Deferred	7	(49)	108
	$367	$192	$439
Total income tax expense was allocated as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net earnings from continuing operations	$367	$192	$439
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments	(35)	275	(1,198)
Unrealized (loss) gain on foreign currency translation and cash flow hedging	(6)	2	(4)
Changes in current discount rate - future policy benefits	59	(50)	203
Changes in instrument - specific credit risk - market risk benefits	1	(9)	18
F&G 15% Distribution	(3)	(35)	9
Minimum pension liability adjustment	—	—	2
Total income tax expense (benefit) allocated to other comprehensive earnings	16	183	(970)
Total income tax expense (benefit)	$383	$375	$(531)
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.8	2.4	2.0
Stock compensation	(0.5)	(0.2)	(0.1)
Tax credits	(0.7)	(1.8)	(0.7)
Valuation allowance for deferred tax assets	(1.0)	5.0	5.4
Benefit on Capital Loss Carryback	—	—	(1.3)
Officers Compensation	0.8	1.2	0.4
Non-deductible expenses and other, net	(0.3)	0.1	(1.3)
Effective tax rate	21.1%	27.7%	25.4%

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$129	$116
Net operating loss carryforwards	115	84
Tax credits	204	119
Investment securities	775	686
Capital loss carryover	19	38
Life insurance and claim related adjustments	451	547
Funds held under reinsurance agreements	822	500
Market Risk Benefits	56	61
Bermuda corporate income tax net operating loss carryforward	10	24
Other	42	26
Total gross deferred tax asset	2,623	2,201
Less: valuation allowance	164	197
Total deferred tax asset	$2,459	$2,004
Deferred Tax Liabilities:
Title plant	$(53)	$(53)
Amortization of goodwill and intangible assets	(71)	(98)
Other	(11)	(25)
Depreciation	(24)	(29)
Partnerships	(198)	(152)
Value of business acquired	(283)	(304)
Deferred acquisition costs	(543)	(361)
Funds held under reinsurance agreements	(945)	(621)
Title Insurance reserve discounting	(16)	(18)
Total deferred tax liability	$(2,144)	$(1,661)
Net deferred tax asset	$315	$343

Our net deferred tax asset was $315 million and $343 million as of December 31, 2024 and 2023, respectively. The significant changes in the deferred taxes are as follows: the deferred tax asset for investment securities increased by $89 million primarily due to unrealized losses recorded for investment securities, of which $26 million was related to unrealized losses in our Title segment and $63 million was related to unrealized losses in our F&G segment's life insurance business. The deferred tax liability related to deferred acquisition costs increased by $182 million, which is consistent with the growth in sales in our F&G segment. The reinsurance receivable deferred tax asset increased by $322 million and the reinsurance receivable deferred tax liability increased by $324 million, both due to the increase in the Modco reinsurance in the F&G segment. The deferred tax asset relating to life insurance receivables decreased by $96 million primarily due to tax reserves increasing more than GAAP reserves by F&G. The tax credits deferred tax asset increased by $85 million, primarily due to additional corporate alternative minimum tax credits at the F&G segment’s life insurance business offset by utilization of low-income housing tax credits at the F&G segment’s life insurance business.
As of December 31, 2024, we have net operating losses ("NOLs") on a pretax basis of $547 million, of which $44 million relates to our Title segment and $503 million relates to our F&G segment's life insurance business, which are available to carryforward and offset future federal taxable income. The Title segment NOLs are U.S. federal NOLs arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc. and THL Corporations (ServiceLink). Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation. These losses will begin to expire in year 2034 and we fully anticipate utilizing the Title segment losses prior to expiration with the exception of $25 million of gross net operating losses that are offset by a $25 million valuation allowance in the Title segment. The F&G NOLs are indefinite life U.S. federal NOLs arising from the life insurance business.

As of December 31, 2024 and 2023, we had $204 million and $119 million of tax credits, respectively, some of which have expiration dates and will begin to expire between 2029 and 2044. The credits primarily consist of general business credits and corporate alternative minimum tax credits, including $164 million associated with our F&G segment's life insurance business. The F&G segment's corporate alternative minimum tax credit has an indefinite life. We anticipate the remainder of the credits will be utilized prior to expiration with the exception of $30 million relating to general business credits in our Title segment which have a corresponding $30 million valuation allowance recorded.
As of December 31, 2024, a full valuation allowance on the net deferred tax asset related to the Bermuda corporate income tax net operating loss carryforward of $10 million was recorded. The net change in the Bermuda corporate income tax net loss operating carryforward valuation allowance was a $14 million decrease for the year ended December 31, 2024.
As of December 31, 2024, a valuation allowance of $119 million on the net deferred tax asset for capital losses was recorded, of which $71 million related to the Title segment and $48 million related to the F&G segment. The net change in the capital loss valuation allowance was a $20 million decrease for the year ended December 31, 2024. This decrease to the valuation allowance was primarily due to fluctuations in the bond and equity markets, and to capital gains and losses generated in 2024.
As of December 31, 2024 and 2023, there were no unrecognized tax benefits.

F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2024, includes: $20 million of deferred tax assets related to the FNF consolidated group as well as $6 million of tax receivables and $295 million of deferred tax assets related to F&G subsidiaries who file separate tax returns. As of December 31, 2023, prepaid expenses and other assets included $26 million of tax receivables related to the FNF consolidated group as well as $28 million of tax receivables and $372 million of deferred tax assets related to the F&G subsidiaries.
We continue to be a participant in the Internal Revenue Service (“IRS”) Compliance Assurance Process that is a real-time audit. The 2024 U.S. federal income tax return remains open to examination by the IRS. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2020 through 2024 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. The F&G federal income tax returns for 2020 through the current period remain open to examination by the IRS.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of December 31, 2024, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
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
Note U - Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2024, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $34 million, $30 million and $36 million to the ESPP in the years ended December 31, 2024, 2023 and 2022, respectively, in accordance with our matching contribution.
FNF 401(k) Profit Sharing Plan
During the three-year period ended December 31, 2024, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the year ended December 31, 2024, 2023 and 2022, we made an employer match on the 401(k) Plan of $0.50 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $46 million, $45 million and $50 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.

Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016, the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2024, there were 2,357,220 shares of restricted stock and no stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2024, there were no shares of restricted stock and 100,000 stock options outstanding under the F&G Omnibus Plan.
FNF stock option transactions under the Omnibus Plan for 2024, 2023, and 2022 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, January 1, 2022	996,113	$25.53	996,113
Exercised	(996,113)	25.53
Balance, December 31, 2022	—	$—	—

FNF stock option transactions under the F&G Omnibus Plan for 2024, 2023, and 2022 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance January 1, 2022	1,527,936	$35.97	1,072,584
Exercised	(352,614)	38.79
Canceled	(2,715)	28.00
Balance, December 31, 2022	1,172,607	$35.15	1,172,607
Exercised	(502,414)	30.31
Canceled	(26,570)	38.07
Balance, December 31, 2023	643,623	$38.80	643,623
Exercised	(543,623)	38.74
Balance, December 31, 2024	100,000	$39.10	100,000

FNF restricted stock transactions under the Omnibus Plan in 2024, 2023 and 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	1,639,226	$41.97
Granted	994,548	40.83
Vested	(792,230)	41.44
Balance, December 31, 2022	1,841,544	$41.59
Granted	966,093	44.44
Canceled	(23,975)	41.42
Vested	(908,267)	40.26
Balance, December 31, 2023	1,875,395	$43.69
Granted	1,604,119	60.23
Canceled	(16,603)	45.92
Vested	(1,105,691)	47.21
Balance, December 31, 2024	2,357,220	$53.28

FNF restricted stock transactions under the F&G Omnibus Plan in 2024, 2023 and 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	718,641	$40.24
Granted	—	—
Canceled	(78,551)	37.79
Vested	(138,542)	34.11
Balance, December 31, 2022	501,548	$42.31
Granted	—	—
Canceled	(15,965)	45.63
Vested	(304,104)	42.87
Balance, December 31, 2023	181,479	$41.08
Granted	—	—
Canceled	(13,082)	48.28
Vested	(168,397)	40.53
Balance, December 31, 2024	—	$—

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2024:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Intrinsic	Number of	Contractual	Exercise	Intrinsic
Exercise Prices	Options	Life	Price	Value	Options	Life	Price	Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $39.10	100,000	0.97	$39.10	$2	100,000	0.97	$39.10	$2
	100,000			$2	100,000			$2
We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. In 2024, we issued a $50 million restricted stock grant to our chairman, of which one quarter of the grant vested immediately, with the remaining three quarters vesting in equal installments over a period of three years on each anniversary of the grant date. The total fair value of restricted stock awards granted in the years ended December 31, 2024, 2023 and 2022 was $97 million, $43 million and $41 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2024, 2023 and 2022 was $76 million, $51 million and $38 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2024, 2023 and 2022 was $9 million, $8 million and $16 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $82 million for the year ended December 31, 2024, $60 million for the year ended December 31, 2023 and $49 million for the year ended December 31, 2022, which are included in personnel costs in the reported financial results of each period.
At December 31, 2024, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $98 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.83 years.
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
On May 1, 2023, we elected to terminate the Pension Plan, subject to approval by the Pension Benefit Guarantee Corporation and the receipt of a favorable determination letter from the IRS. Upon termination, the account balance of each participant in the Pension Plan shall become fully vested. Each remaining participant or beneficiary in the Pension Plan shall be given one of the following options with respect to termination of the Pension Plan: (i) a lump-sum distribution of the participant's account balance; or (ii) an annuity benefit equal to the participant’s account balance.
During the year ended December 31, 2024, we distributed substantially all of the Pension Plan assets to the participants or beneficiaries of the Pension Plan. As of December 31, 2024, the project benefit obligation and fair value of plan assets were immaterial. The discount rate used to determine the benefit obligation as of December 31, 2023 was 4.67%. As of December 31, 2023, the projected benefit obligation was $64 million and the fair value of plan assets was $54 million. The net pension liability and net periodic expense included in our financial position and results of operations relating to the Pension Plan is not considered material for any period presented.
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
We generate a significant amount of title insurance premiums in Texas, California, Florida, Pennsylvania and Illinois. Title insurance premiums as a percentage of the total title insurance premiums written from those five states are detailed as follows:

	2024	2023	2022
Texas	13.8%	14.3%	15.0%
California	12.9%	13.0%	12.0%
Florida	10.2%	10.7%	10.6%
Illinois	5.8%	6.0%	5.3%
Pennsylvania	5.2%	4.9%	5.2%
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
Note W - Recent Accounting Pronouncements
Adopted Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted this standard using the retrospective approach for all periods presented as required. Refer to Note J Segment Information for additional information.
In March 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structure Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. We adopted this standard on January 1, 2024, as required, and there was no material impact to our audited Condensed Consolidated Financial Statements. Refer to Note T Income Taxes for further information.
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
Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and, retrospective application is permitted. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update enhance transparency of certain expense captions by disclosing more granular information of specific expenses within those captions such as personnel costs, depreciation, and amortization. The amendments also require disclosure of qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. The amendments in this update are effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.
Note X - Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Indexed Annuities	Fixed rate annuities	Indexed Annuities	Fixed rate annuities
	(Dollars in millions)
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	109	—	(10)	—
Attributed fees collected and interest accrual	147	—	131	—
Actual policyholder behavior different from expected	(5)	—	27	—
Changes in assumptions and other	24	—	29	—
Effects of market related movements	(162)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Effect of changes in the instrument-specific credit risk	98	—	105	—
Balance, end of period, net liability	$420	$1	$314	$1
Less: reinsured market risk benefits	61	—	—	—
Balance, end of period, net of reinsurance	$359	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.98	72.58	68.28	72.59
Net amount at risk	$1,327	$2	$1,059	$2
The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Consolidated Balance Sheets:

	December 31, 2024			December 31, 2023
	Direct	Reinsured	Net	Direct	Reinsured	Net
	(In millions)
MRB Asset
Indexed annuities	$128	$61	$189	$88	$—	$88
Fixed rate annuities	—	—	—	—	—	—
Total MRB Asset	$128	$61	$189	$88	$—	$88

MRB Liability
Indexed annuities	$548	$—	$548	$402	$—	$402
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$549	$—	$549	$403	$—	$403

The net MRB liability increased for the year ended December 31, 2024, primarily as a result of collection of attributed fees, interest accrual, MRB reserves for contracts issued within the period, and changes in actuarial assumptions. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.
For the year ended December 31, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs; and an increase in the rider benefit utilization assumption, leading to an unfavorable change in the value of the associated MRBs.

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
In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the year ended December 31, 2024, we updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. For the year ended December 31, 2023, we updated assumptions including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to increases in the net MRB liability for the years ended December 31, 2024 and 2023.
Note Y — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	December 31, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	6,649	5,125	208	600	1,804
Premiums received	120	1	495	—	—
Policy charges (a)	(195)	—	(315)	—	—
Surrenders and withdrawals	(3,832)	(1,479)	(101)	—	—
Benefit payments	(495)	(315)	(18)	(820)	(1,606)
Interest credited	821	667	157	71	117
Other	3	—	—	(1)	(2)
Balance, end of year	30,235	17,442	2,817	2,463	2,852
Embedded derivative adjustment (c)	219	—	79	—	—
Gross liability, end of period	30,454	17,442	2,896	2,463	2,852
Less: Reinsurance recoverable	861	11,009	877	—	—
Net liability, after reinsurance recoverable	$29,593	$6,433	$2,019	$2,463	$2,852

Weighted-average crediting rate	2.90%	4.42%	6.20%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$74,279	N/A	N/A
Cash surrender value (e)	$27,865	$16,266	$2,177	N/A	N/A
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
(e) These amounts are gross of reinsurance

	December 31, 2023
	Indexed Annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of year	27,164	13,443	2,391	2,613	2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross liability, end of period	27,407	13,443	2,475	2,613	2,539
Less: Reinsurance recoverable	17	7,520	894	—	—
Net liability, after reinsurance recoverable	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
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
(e) These amounts are gross of reinsurance

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Consolidated Balance Sheets:

	December 31,
	2024	2023
	(In millions)
Indexed annuities	$30,454	$27,407
Fixed rate annuities	17,442	13,443
Immediate annuities	286	311
Universal life	2,896	2,475
Traditional life	5	5
Funding Agreement-FABN	2,463	2,613
FHLB	2,852	2,539
PRT	6	5
Total	$56,404	$48,798
Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2024 and for the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $89 million for the year ended December 31, 2024.
During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million for the year ended December 31, 2023.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$23,540	$1,236	$492	$1,846	$27,114
1.51%-2.50%	875	1	684	1,242	2,802
Greater than 2.50%	303	2	—	14	319
Total	$24,718	$1,239	$1,176	$3,102	$30,235

Fixed Rate Annuities
0.00%-1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal Life
0.00%-1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities	(In millions)
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note Z — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	December 31, 2024	December 31, 2023
Expected net premiums	(In millions)
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(4)	(1)
Balance adjusted for variances from expectation	870	973
Interest accrual	17	19
Net premiums collected	(107)	(118)
Ending Balance at original discount rate	780	874
Effect of changes in discount rate assumptions	(149)	(152)
Balance, end of year	$631	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	44	(24)
Balance adjusted for variances from expectation	2,536	2,641
Interest accrual	54	56
Benefits payments	(222)	(205)
Ending Balance at original discount rate	2,368	2,492
Effect of changes in discount rate assumptions	(435)	(421)
Balance, end of year	$1,933	$2,071

Net liability for future policy benefits	$1,302	$1,349
Less: Reinsurance recoverable	513	413
Net liability for future policy benefits, after reinsurance recoverable	$789	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.28	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	December 31, 2024	December 31, 2023
	(In millions)
Balance, beginning of year	$4,189	$2,165
Beginning balance at original discount rate	4,351	2,475
Effect of changes in cash flow assumptions	(3)	(9)
Effect of actual variances from expected experience	(11)	(7)
Balance adjusted for variances from expectation	4,337	2,459
Issuances	2,324	2,041
Interest accrual	240	109
Benefits payments	(484)	(258)
Ending Balance at original discount rate	6,417	4,351
Effect of changes in discount rate assumptions	(363)	(162)
Balance, end of year	$6,054	$4,189

Net liability for future policy benefits, after reinsurance recoverable	$6,054	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	7.78	8.23

	Immediate annuities
	December 31, 2024	December 31, 2023
	(In millions)
Balance, beginning of year	$1,415	$1,429
Beginning balance at original discount rate	1,788	1,858
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(27)	(15)
Balance adjusted for variances from expectation	1,761	1,843
Issuances	30	22
Interest accrual	59	51
Benefits payments	(118)	(128)
Ending Balance at original discount rate	1,732	1,788
Effect of changes in discount rate assumptions	(435)	(373)
Balance, end of year	$1,297	$1,415

Net liability for future policy benefits	$1,297	$1,415
Less: Reinsurance recoverable	109	116
Net liability for future policy benefits, after reinsurance recoverable	$1,188	$1,299

Weighted-average duration of liability for future policyholder benefits (years)	12.63	12.47

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	December 31, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(8)	—	1
Effect of actual variances from expected experience	8	—	16	5
Balance adjusted for variances from expectation	95	2	89	10
Issuances	3	1	3	—
Interest accrual	1	4	2	1
Amortization	(9)	(1)	(7)	(1)
Balance, end of year	$90	$6	$87	$10
The following table reconciles the net FPB to the FPB in the Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	December 31,
	2024	2023
	(In millions)
Traditional life	$1,302	$1,349
Immediate annuities	1,297	1,415
PRT	6,054	4,189
Immediate annuities DPL	90	87
PRT DPL	6	10
Total	$8,749	$7,050
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Traditional life	(In millions)
Expected future benefit payments	$2,705	$2,935	$1,948	$2,075
Expected future gross premiums	914	1,082	681	789
Immediate annuities
Expected future benefit payments	$3,189	$3,291	$1,297	$1,413
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$10,038	$6,709	$6,054	$4,350
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the Consolidated Statements of Earnings:

	Gross Premiums (a)			Interest Expense (b)
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
	(In millions)
Traditional life	$111	$123	$137	$37	$37	$39
Immediate annuities	18	24	23	59	51	60
PRT	2,217	1,964	1,362	240	109	50
Total	$2,346	$2,111	$1,522	$336	$197	$149
(a) Included in Life insurance premiums and other fees on the Consolidated Statements of Earnings.

(b) Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the Consolidated Statements of Earnings.
The following table presents the weighted-average interest rate:

	December 31,
	2024	2023	2022
Traditional life
Interest accretion rate	2.34%	2.33%	2.32%
Current discount rate	5.44%	5.03%	5.37%
Immediate annuities
Interest accretion rate	3.17%	3.14%	3.07%
Current discount rate	5.45%	4.98%	5.21%
PRT
Interest accretion rate	4.72%	4.61%	3.20%
Current discount rate	5.54%	5.03%	5.40%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

	December 31, 2023
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	December 31, 2024
	Cohort X	Description
NPR before capping	108%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,147	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,174	Term with return of premium Non-NY Cohort
Loss Expense	27	Term with return of premium Non-NY Cohort

F&G realized actual-to-expected experience variances and made changes to assumptions during the years ended December 31, 2024 and 2023 as follows:
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.
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
Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for both 2024 and 2023, which is the primary impact in increasing the reserve balance in each of those periods.
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams retirement age and elected payment form are significant assumptions. We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at December 31, 2024. During 2023, F&G was not required to establish any additional liabilities as a result of premium deficiency testing.
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
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Item 9B.    Other Information
During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as described below.
On September 24, 2024, Sandra D. Morgan, a Director on our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the "Morgan Rule 10b5-1 trading agreement") that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Morgan Rule 10b5-1 trading agreement was entered into during an open trading window and in accordance with our insider trading policies. Ms. Morgan was not aware of any material, nonpublic information concerning us or our securities upon adoption of the Morgan Rule 10b5-1 trading arrangement.
The Morgan Rule 10b5-1 trading arrangement provided for the sale, on December 24, 2024, of 35% of an aggregate 5,979 of FNF common stock, or 2,092 shares, which were received by Ms. Morgan upon the vesting of restricted stock awards in November 2024. The Morgan Rule 10b5-1 trading arrangement terminated upon the execution of all trades as defined in the Morgan Rule 10b5-1 trading arrangement.
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
Policy Prohibiting Insider Trading and Related Procedures
We have adopted an Insider Trading and Tipping Policy prohibiting insider trading and provides related procedures governing the purchase, sale, and other dispositions of the registrant's securities. This policy also prohibits tipping or disclosing material nonpublic information ("MNPI") to outsiders. This policy is applicable to all directors, officers, employees, their immediate family, and any entities controlled by them who have regular access to MNPI. A copy of the insider trading policy is filed as an exhibit to this Annual Report.
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

4.15
Seventh Supplemental Indenture, dated as of September 17, 2021, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.16
Eight Supplemental Indenture, dated as of April 22, 2024, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on 8-K filed on April 23, 2024)

4.17
Form of 3.20% Senior Note of the Registrant due 2051 (included in exhibit 4.16 hereto which is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2021)

4.18
Indenture, dated as of January 13, 2023, by and among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.19
First Supplemental Indenture, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.20
Form of F&G Annuities & Life, Inc’s 7.400% Senior Notes due 2028 (included in Exhibit 4.18 hereto which is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

4.21
Third Supplemental Indenture relating to the 7.950% Senior Notes due 2053, dated as of December 6, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).

4.22
Fourth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.500% senior notes due 2029, dated as of June 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 4, 2024).

4.23
Fifth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034, dated as of October 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on October 4, 2024).

4.24	Form of F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on October 4, 2024).
4.25	Form of F&G Annuities & Life, Inc.’s 6.500% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on June 4, 2024).
4.26
Underwriting Agreement, dated as of October 1, 2024, among F&G Annuities & Life, Inc., the guarantors party thereto and Wells Fargo Securities, LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2024).

4.27
Indenture, dated as of January 13, 2025, between F&G Annuities & Life, Inc. and Citibank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2025).

4.28
First Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 7.300% junior subordinated notes due 2065, dated as of January 13, 2025, between F&G Annuities & Life, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2025).

4.29	Form of F&G Annuities & Life, Inc.’s 7.300% junior subordinated notes due 2065 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2025).
10.1	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)
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

10.7
Director Services Agreement between Fidelity National Financial, Inc. and William P. Foley, II (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2015) (1)

10.8
Amended and Restated Employment Agreement between the Registrant and Raymond R. Quirk, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2022)

10.9
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010) (1)

10.10
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
10.15
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.16
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.17
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.18
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.19
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Michael Nolan, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)

10.21
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2022 Awards (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022)

10.22
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2022 Awards

10.23
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2023 Awards (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023)

10.24
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2023 Awards

10.25
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Awards.

10.26
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Awards.

10.27
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement for William P. Foley, II under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Awards

10.28
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

10.29
FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)

10.30
F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.31	Form of Notice of F&G Director Restricted Stock Grant dated November 8, 2024, under F&G 2022 Omnibus Incentive Plan.
10.32
F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.33
F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.34
Fifth Amended and Restated Credit Agreement, dated as of October 29, 2020, by and among Fidelity National Financial, Inc., as the Borrower, Bank of America, N.A., as administrative agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2020)

10.35
Registration Rights Agreement, dated as of January 13, 2023, by and among F&G Annuities & Life, Inc., the guarantors named therein and BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2023)

10.36
Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISGI Advisors L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

Exhibit Number	Description
10.37
Investment Management Agreement, dated as of January 4, 2021, by and between F&G Annuities & Life, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.38
Investment Management Agreement, dated as of July 29, 2021, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.39
Amended and Restated Amendment to Investment Management Agreements; IMA Omnibus Termination Side Letter; SMA Fee Agreement and Participation Fee Agreement, dated September 24, 2021, by and among F&G Life & Annuities, Inc., Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.40
Credit Agreement, dated as of November 22, 2022, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2022)

10.41
Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.42
Reverse Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.43
Tax Sharing Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on December 1, 2022)

10.44
First Amendment to Credit Agreement, dated as of February 21, 2023, among F&G Annuities & Life, Inc. and the Guarantor parties and Lender parties signatory thereto (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).

10.45
Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009)

10.46
Eighth Supplemental Indenture, dated as of April 22, 2024, between Fidelity National Financial, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on April 23, 2024).

10.47
Sixth Amended and Restated Credit Agreement, dated as of February 16, 2024, by and among Fidelity National Financial, Inc., a Delaware corporation, as the borrower, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2024).

10.48
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

10.49
Fourth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.500% senior notes due 2029, dated as of June 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 4, 2024).

Exhibit Number	Description
19.1	Insider Trading and Tipping Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Fidelity National Financial, Inc. Incentive-Based Executive Recoupment Policy
101.INS	Inline XBRL Instance Document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101
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
Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Nolan	Chief Executive Officer	February 28, 2025
Michael J. Nolan	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 28, 2025
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 28, 2025
William P. Foley, II

/s/ Raymond R. Quirk	Director and Executive Vice Chairman of the Board	February 28, 2025
Raymond R. Quirk

/s/ Douglas K. Ammerman	Director	February 28, 2025
Douglas K. Ammerman

/s/ Halim Dhanidina	Director	February 28, 2025
Halim Dhanidina

/s/ Thomas M. Hagerty	Director	February 28, 2025
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 28, 2025
Daniel D. (Ron) Lane

/s/ Sandra D. Morgan	Director	February 28, 2025
Sandra D. Morgan

/s/ Heather H. Miller	Director	February 28, 2025
Heather H. Miller

/s/ John D. Rood	Director	February 28, 2025
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 28, 2025
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 28, 2025
Cary H. Thompson

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31,
	2024	2023
ASSETS
Cash	$534	$397
Short-term investments	252	487
Investment in unconsolidated affiliates	3	3
Notes receivable	212	268
Investments in and amounts due from subsidiaries	8,882	7,949
Property and equipment, net	2	3
Prepaid expenses and other assets	433	318
Total assets	$10,318	$9,425
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$385	$358
Income taxes payable	51	—
Deferred tax liability	—	29
Notes payable	2,128	2,126
Total liabilities	2,564	2,513
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of December 31, 2024 and 2023; outstanding of 275 and 273 as of December 31, 2024 and 2023, respectively, and issued of 331 and 329 as of December 31, 2024 and 2023, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	5,976	5,913
Retained earnings	5,982	5,244
Accumulated other comprehensive earnings	(2,052)	(2,119)
Less: Treasury stock, 56 shares as of December 31, 2024 and 2023, at cost	(2,152)	(2,126)
Total equity of Fidelity National Financial, Inc. common shareholders	7,754	6,912
Total liabilities and equity	$10,318	$9,425
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Revenues:
Other fees and revenue	$38	$33	$(37)
Interest and investment income and realized gains	76	74	43
Recognized gains and losses, net	2	(31)	(42)
Total revenues	116	76	(36)
Expenses:
Personnel expenses	94	70	(11)
Other operating expenses	28	47	15
Interest expense	76	77	92
Total expenses	198	194	96
Losses before income tax benefit and equity in earnings of subsidiaries	(82)	(118)	(132)
Income tax benefit	(20)	(29)	(33)
Losses before equity in earnings of subsidiaries	(62)	(89)	(99)
Equity in earnings of subsidiaries	1,332	606	1,393
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$1,270	$517	$1,294

Retained earnings, beginning of year	$5,244	$5,225	$4,818
Dividends declared	(532)	(498)	(490)
Distribution of F&G to FNF common shareholders	—	—	(397)
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	1,270	517	1,294
Retained earnings, end of year	$5,982	$5,244	$5,225
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$1,270	$517	$1,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(1,332)	(606)	(1,393)
Depreciation and amortization	1	1	1
Stock-based compensation	82	57	48
Net change in income taxes	5	(262)	748
Net (increase) decrease in prepaid expenses and other assets	(113)	(72)	41
Net increase (decrease) in accounts payable and other accrued liabilities	27	70	(51)
Net cash (used in) provided by operating activities	(60)	(295)	688
Cash Flows From Investing Activities:
Purchase of F&G preferred stock	(250)	—	—
Net proceeds from (purchases of) short-term investment activities	235	82	(509)
Additions to notes receivable	(1)	(12)	(87)
Collection of notes receivable	55	47	79
Net cash provided by (used in) investing activities	39	117	(517)
Cash Flows From Financing Activities:
Debt service payments	—	—	(400)
Dividends paid	(532)	(500)	(489)
Purchases of treasury stock	—	(6)	(553)
Exercise of stock options	21	15	39
Payment for shares withheld for taxes and in treasury	(22)	(17)	(15)
Additional investments in non-controlling interests	(12)	(12)	(2)
Net dividends from subsidiaries	703	689	140
Net cash provided by (used in) financing activities	158	169	(1,280)
Net change in cash and cash equivalents	137	(9)	(1,109)
Cash at beginning of year	397	406	1,515
Cash at end of year	$534	$397	$406
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2024	2023
	(In millions)
4.50% Notes, net of discount	$447	$446
3.40% Notes, net of discount	646	644
2.45% Notes, net of discount	595	594
3.20% Notes, net of discount	444	444
Revolving credit facility	(4)	(2)
	$2,128	$2,126
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash paid during the year:
Interest paid	$73	$73	$95
Income tax payments	229	213	459
D.     Cash Dividends Received
We have received cash dividends from our title insurance underwriters and F&G of $0.6 billion, $0.4 billion, and $0.8 billion during the years ended December 31, 2024, 2023 and 2022, respectively.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2021

F&G Segment:
Deferred acquisition costs	$3,036	$2,215	$1,411
Future policy benefits, losses, claims and loss expenses	8,749	7,050	5,021
Other policy claims and benefits payable	102	92	109
Life insurance premiums and other fees	2,860	2,413	1,704
Interest and investment income	2,719	2,211	1,655
Benefits, claims, losses and settlement expenses	(3,791)	(3,553)	(1,126)
Amortization of deferred policy acquisition costs	(280)	(191)	(99)
Other operating expenses, net of deferrals	(203)	(146)	(102)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the year ended December 31, 2024	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$10,906	$(1,370)	$—	$9,536	—%

Premiums and other considerations:
Traditional life insurance premiums	129	(94)	—	35	—
Life-contingent PRT premiums	2,217	—	—	2,217	—
Annuity product charges and other fees	655	(47)	—	608	—
Total premiums and other considerations	$3,001	$(141)	$—	$2,860	—%

For the year ended December 31, 2023	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$8,448	$(1,436)	$—	$7,012	—%

Premiums and other considerations:
Traditional life insurance premiums	148	(105)	—	43	—
Life-contingent PRT premiums	1,964	—	—	1,964	—
Annuity product charges and other fees	455	(49)	—	406	—
Total premiums and other considerations	$2,567	$(154)	$—	$2,413	—%

For the year ended December 31, 2022	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$6,296	$(1,524)	$—	$4,772	—%

Premiums and other considerations:
Traditional life insurance premiums	160	(128)	—	32	—
Life-contingent PRT premiums	1,362	—	—	1,362	—
Annuity product charges and other fees	360	(50)	—	310	—
Total premiums and other considerations	$1,882	$(178)	$—	$1,704	—%

See Report of Independent Registered Public Accounting Firm