Form 10-Q
period 2025-03-31
Fidelity National Financial, Inc.
filed 2025-05-08
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of April 30, 2025 were:
FNF Common Stock    274,639,798

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2025

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of March 31, 2025 and December 31, 2024, at an amortized cost of $52,973 and $51,681, respectively, net of allowance for credit losses of $85 and $67, respectively, and includes pledged fixed maturity securities of $462 and $495, respectively, related to secured trust deposits	$49,824	$48,218
Preferred securities, at fair value	429	443
Equity securities, at fair value	547	642
Derivative investments	705	794
Mortgage loans, net of allowance for credit losses of $73 and $70 as of March 31, 2025 and December 31, 2024, respectively	6,366	5,926
Investments in unconsolidated affiliates	4,302	3,731
Other long-term investments	833	811
Short-term investments	1,161	3,050
Total investments	64,167	63,615
Cash and cash equivalents, as of March 31, 2025 and December 31, 2024 includes $155 and $69, respectively, of pledged cash related to secured trust deposits	4,484	3,479
Trade and notes receivables, net of allowance for credit losses of $32 as of March 31, 2025 and December 31, 2024	421	471
Reinsurance recoverable, net of allowance for credit losses of $20 as of March 31, 2025 and December 31, 2024	14,756	13,380
Goodwill	5,271	5,271
Prepaid expenses and other assets	1,858	1,938
Market risk benefits asset	187	189
Lease assets	343	351
Other intangible assets, net	6,113	5,976
Title plants	421	420
Property and equipment, net	188	173
Total assets	$98,209	$95,263
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$57,823	$56,404
Future policy benefits	9,065	8,749
Accounts payable and accrued liabilities	3,271	3,249
Market risk benefits liability	635	549
Notes payable	4,394	4,321
Reserve for title claim losses	1,695	1,713
Funds withheld for reinsurance liabilities	11,442	10,758
Secured trust deposits	628	551
Lease liabilities	376	385
Income taxes payable	83	52
Total liabilities	89,412	86,731
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of March 31, 2025 and December 31, 2024; outstanding of 275 as of March 31, 2025 and December 31, 2024	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,008	5,976
Retained earnings	5,928	5,982
Accumulated other comprehensive loss	(1,866)	(2,052)
Treasury stock, 57 and 56 shares as of March 31, 2025 and December 31, 2024, at cost	(2,177)	(2,152)
Total Fidelity National Financial, Inc. shareholders’ equity	7,893	7,754
Non-controlling interests	904	778
Total equity	8,797	8,532
Total liabilities and equity	$98,209	$95,263
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Revenues:
Direct title insurance premiums	$510	$440
Agency title insurance premiums	681	593
Escrow, title-related and other fees	1,065	1,281
Interest and investment income	760	710
Recognized gains and losses, net	(287)	275
Total revenues	2,729	3,299
Expenses:
Personnel costs	770	727
Agent commissions	528	460
Other operating expenses	377	369
Benefits and other changes in policy reserves	524	1,161
Market risk benefit losses (gains)	109	(11)
Depreciation and amortization	196	167
Provision for title claim losses	54	46
Interest expense	60	49
Total expenses	2,618	2,968
Earnings before income taxes and equity in earnings of unconsolidated affiliates	111	331
Income tax expense	29	63
Earnings before equity in earnings of unconsolidated affiliates	82	268
Equity in earnings of unconsolidated affiliates	1	1
Net earnings	83	269
Less: Net earnings attributable to non-controlling interests	—	21
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$83	$248
Earnings per share
Net earnings per share attributable to common shareholders, basic	$0.30	$0.92
Net earnings per share attributable to common shareholders, diluted	$0.30	$0.91

Weighted average common shares outstanding - basic	273	271
Weighted average common shares outstanding - diluted	273	272

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2025	2024
	(Unaudited)
Net earnings	$83	$269
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	267	(5)
Unrealized gain on investments in unconsolidated affiliates (2)	8	13
Unrealized gain (loss) on foreign currency translation (3)	6	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(2)	13
Changes in current discount rate - future policy benefits (5)	(86)	91
Changes in instrument-specific credit risk - market risk benefits (6)	23	1
Other comprehensive loss attributable to non-controlling interest (7)	(30)	(17)
Other comprehensive earnings	186	90
Comprehensive earnings	269	359
Less: Comprehensive earnings attributable to non-controlling interests	—	21
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$269	$338
_______________________________________

(1)Net of income tax expense of $63 million for the three months ended March 31, 2025.
(2)Net of income tax expense of $2 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Net of income tax expense (benefit) of $1 million and $(1) million for the three months ended March 31, 2025 and 2024, respectively.
(4)Net of income tax expense of $4 million for the three months ended March 31, 2024.
(5)Net of income tax (benefit) expense of $(21) million and $24 million for the three months ended March 31, 2025 and 2024, respectively.
(6)Net of income tax expense of $6 million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively.
(7)Net of income tax benefit of $8 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Noncontrolling interest associated with current period acquisitions	—	—		—	—	—	—	136	136
Exercise of stock options	—	—	1	—	—	—	—	—	1
Purchase of incremental share in consolidated subsidiaries	—	—	(4)	—	—	—	—	(3)	(7)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	13	—	—	—	13
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	13	—	—	—	13
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	1	—	—	—	1
Change in current discount rate - liability for future policy benefits	—	—	—	—	91	—	—	—	91
Stock-based compensation	—	—	15	—	—	—	—	1	16
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Other comprehensive loss associated with noncontrolling interests	—	—	(1)	—	(17)	—	—	18	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(7)	(7)
Net earnings	—	—	—	248	—	—	—	21	269
Balance, March 31, 2024	329	$—	$5,924	$5,361	$(2,029)	56	$(2,131)	$712	$7,837

Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
F&G common stock offering	—	—	8	—	—	—	—	109	117
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	267	—	—	—	267
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	6	—	—	—	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(2)	—	—	—	(2)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(86)	—	—	—	(86)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	23	—	—	—	23
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(30)	—	—	30	—
Stock-based compensation	—	—	20	—	—	—	—	1	21
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	(2)	(2)
Repurchases of treasury stock	—	—	—	—	—	1	(25)	—	(25)
Dividends declared, $0.50 per common share	—	—	—	(137)	—	—	—	—	(137)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Net earnings	—	—	—	83	—	—	—	—	83
Balance, March 31, 2025	331	$—	$6,008	$5,928	$(1,866)	57	$(2,177)	$904	$8,797

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,

	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$83	$269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	196	167
Equity in earnings of unconsolidated affiliates	(1)	(1)
Loss (gain) on sales of investments and other assets and asset impairments, net	24	(25)
Interest credited/index credits to contractholder account balances	125	513
Change in market risk benefits, net	109	(11)
Deferred policy acquisition costs and deferred sales inducements	(287)	(311)
Charges assessed to contractholders for mortality and admin	(79)	(66)
Non-cash lease costs	33	33
Operating lease payments	(35)	(38)
Distributions from unconsolidated affiliates, return on investment	7	19
Stock-based compensation cost	21	16
Change in NAV of limited partnerships, net	(63)	(49)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	259	(254)
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral liabilities	(135)	151
Change in reinsurance recoverable	(13)	(22)
Change in future policy benefits	210	505
Change in funds withheld from reinsurers	648	940
Net decrease in trade receivables	34	8
Net decrease in reserve for title claim losses	(18)	(24)
Net change in income taxes	11	33
Net change in other assets and other liabilities	(14)	(262)
Net cash provided by operating activities	1,115	1,591
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	3,071	1,783
Additions to property and equipment, capitalized software and title plants	(37)	(35)
Purchases of investment securities	(5,128)	(3,819)
Net proceeds from sales and maturities of short-term investment securities	1,890	1,473
Acquisitions and dispositions	—	(284)
Additional investments in unconsolidated affiliates	(665)	(272)
Distributions from unconsolidated affiliates, return of investment	81	36
Net other investing activities	3	22
Net cash used in investing activities	(785)	(1,096)
Cash flows from financing activities:
Borrowings	10	7
Debt offering	375	—
Debt service payments	(300)	—
Dividends paid	(136)	(130)
Subsidiary dividends paid to non-controlling interest shareholders	(12)	(7)
Exercise of stock options	4	1
Net change in secured trust deposits	77	(38)
Payment of contingent consideration for prior period acquisitions	(18)	(5)
Contractholder account deposits	2,789	1,929
Contractholder account withdrawals	(2,194)	(1,483)
Purchases of treasury stock	(24)	—
F&G common stock offering	117	—
Other financing activities	(13)	(19)
Net cash provided by financing activities	675	255
Net increase in cash and cash equivalents	1,005	750
Cash and cash equivalents at beginning of period	3,479	2,767
Cash and cash equivalents at end of period	$4,484	$3,517
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2024.
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
Recent Developments
F&G Common Stock Issuance
On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share. In connection with the offering, F&G entered into an underwriting agreement, pursuant to which they granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option subsequently expired unexercised. F&G intends to use the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
Redemption of 5.50% F&G Senior Notes
On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the "5.50% F&G Senior Notes"). The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. For further information, refer to Note N Notes Payable.
7.30% F&G Junior Notes
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G used the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. For further information, refer to Note N Notes Payable.
Income Tax
Income tax expense was $29 million and $63 million in the three months ended March 31, 2025 and 2024, respectively. Income tax expense as a percentage of earnings before income taxes was 26% and 19% in the three months ended March 31, 2025 and 2024, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2025 as compared to the corresponding period in 2024 is primarily attributable to more valuation allowance being recorded in the three months ended March 31, 2025 as compared to the corresponding period in 2024.
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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three months ended March 31, 2025. There were fewer than 1 million antidilutive instruments outstanding during the three months ended March 31, 2024.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $15 million and $50 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Earnings.
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
Summary of Updated Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2024, we have updated the following significant accounting policies for Derivative Financial Instruments and Funds Withheld Arrangements which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements, primarily as a result of executing certain derivative transactions.
Derivative Financial Instruments
Freestanding Derivatives
We economically hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily equity options). We also utilize certain interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the unaudited Condensed Consolidated Balance Sheets at fair value. The changes in fair value of derivatives not designated to hedge relationships are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. The change in the fair value of these derivative instruments is included in operating activities in the unaudited Consolidated Statements of Cash Flows.

Hedge Accounting
We designate certain derivatives to fair value or cash flow hedge relationships that hedge exposures to interest rates, foreign currency, or both, associated with changes in the fair value of a recognized asset or liability (“fair value hedge”) or variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).
When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are reported in the same line on the unaudited Condensed Consolidated Statements of Earnings that is used to report the earnings effect of the hedged item.
When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are recorded in Accumulated Other Comprehensive Income ("AOCI") until earnings are affected by the variability of cash flows being hedged. At the time the variability of cash flows being hedged impacts net earnings, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net earnings in the same line item on the unaudited Condensed Consolidated Statements of Earnings that is used to report the earnings effect of the hedged item.
Any portion of the change in fair value of a derivative designated to a fair value or cash flow hedge relationship that is excluded from the assessment of effectiveness will be recorded in AOCI and amortized into earnings over the life of the remaining term of the hedge relationship.
To qualify for hedge accounting, at hedge inception we formally document our risk management objective and strategy for entering into hedging relationships, as well as the designation of the hedge. In our hedge documentation, we explain how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will used to test for hedge effectiveness on both a prospective and retrospective basis. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and at least quarterly throughout the life of the hedging relationship.
We prospectively discontinue hedge accounting when (1) the criteria to qualify for hedge accounting is no longer met; (2) the derivative expires, is sold, terminated or is exercised; or (3) we de-designate the derivative from being the hedging instrument for a fair value or cash flow hedge.
If a fair value or cash flow hedge is discontinued, the derivative will continue to be carried at fair value on the unaudited Condensed Consolidated Balance Sheets, with changes in fair value recognized prospectively in Recognized gains and losses in the unaudited Condensed Consolidated Statements of Earnings.
For discontinued fair value hedges, the hedged item will no longer be adjusted for changes in the hedged risk and any existing basis adjustment will be amortized into the unaudited Condensed Consolidated Statements of Earnings within the same line item that is used to report other earnings effects of the hedged item. Any amounts remaining in AOCI associated with a component of the change in derivative fair value excluded from the assessment of effectiveness will be amortized into earnings in a manner consistent with how any basis adjustment associated with the hedged item would be amortized.
The component of AOCI related to discontinued cash flow hedges where it is probable the hedged forecasted transaction will not occur, will be immediately reclassified from AOCI into earnings. In all other cases any amounts remaining in AOCI will be amortized into earnings consistent with the earnings impacts expected from the original hedged cash flows.
Embedded Derivatives
We purchase financial instruments that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. For further information, refer to Note E Derivatives.
Funds Withheld Arrangements
F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our unaudited Condensed Consolidated Balance Sheets. All assets within Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in Note A Business and Summary of Significant Accounting Policies, of our Annual Report on Form 10-K for the year ended December 31, 2024. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld account. Beginning in the first quarter of 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and losses, net, on our unaudited Condensed Consolidated Statements of Earnings. Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for these and other derivative financial instruments and Note E Derivatives, for additional information on these and other derivatives.
Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Beginning balance	$1,713	$1,770
Change in insurance recoverable	(7)	—
Claim loss provision related to:
Current year	54	46
Total title claim loss provision	54	46
Claims paid, net of recoupments related to:
Current year	(1)	(2)
Prior years	(64)	(68)
Total title claims paid, net of recoupments	(65)	(70)
Ending balance of claim loss reserve for title insurance	$1,695	$1,746
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
Some of the non-joining investor claimants who objected to entry of the Settlement and Bar Order appealed the decision to the United States Court of Appeals for the Ninth Circuit by (Cases 22-56206, 22-56208, and 23-55083). On February 20, 2025, the Ninth Circuit affirmed the district court’s Settlement and Bar Order, barring all ongoing and future litigation against CTC stemming from the scheme operated by Ms. Champion-Cain. On April 10, 2025, the appellants filed a petition for rehearing or rehearing en banc requesting the Ninth Circuit to reconsider its decision, but the petition was denied. The deadline for appellants to submit a petition for further review with the U.S. Supreme Court expires on August 5, 2025. Once the appellate decision is final, the remaining lawsuits pending in the Superior Court of San Diego County for the State of California involving claimants/investors who objected to CTC’s settlement with the receiver are expected to be dismissed as to CTC.
Chicago Title Company has also resolved a number of other pre-suit claims and previously disclosed lawsuits from both individual and groups of alleged investors under confidential terms. Based on the facts and circumstances of the remaining claims, including the settlements already reached, we have recorded reserves included in our reserve for title claim losses, which we believe are adequate to cover losses related to this matter, and believe that our reserves for title claim losses are adequate.
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

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$4,484	$—	$—	$—	$4,484
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	7,420	8,848	—	16,268
Commercial mortgage-backed securities	—	5,142	—	—	5,142
Corporates	40	19,702	3,006	—	22,748
Hybrids	35	471	6	—	512
Municipals	—	1,406	4	—	1,410
Residential mortgage-backed securities	—	2,745	3	—	2,748
U.S. Government	666	6	—	—	672
Foreign Governments	—	301	23	—	324
Preferred securities	179	242	8	—	429
Equity securities	515	—	10	22	547
Derivative investments	1	703	1	—	705
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	1,106	15	40	—	1,161
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	187	—	187
Other assets	—	—	67	—	67
Total financial assets at fair value	$7,026	$38,153	$12,518	$22	$57,719
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$5,316	$—	$5,316
Interest rate swaps	—	—	1	—	1
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(78)	—	—	(78)
Contingent consideration obligation, included in Accounts payable and accrued liabilities	—	—	64	—	64
Market risk benefits liability	—	—	635	—	635
Total financial liabilities at fair value	$1	$(78)	$6,016	$—	$5,939

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,479	$—	$—	$—	$3,479
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,513	8,143	—	15,656
Commercial mortgage-backed securities	—	5,182	—	—	5,182
Corporates	41	18,698	2,957	—	21,696
Hybrids	35	546	—	—	581
Municipals	—	1,386	—	—	1,386
Residential mortgage-backed securities	—	2,793	3	—	2,796
U.S. Government	631	6	—	—	637
Foreign Governments	—	280	4	—	284
Preferred securities	189	246	8	—	443
Equity securities	575	—	10	57	642
Derivative investments	—	791	3	—	794
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,995	18	37	—	3,050
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Other assets	—	—	65	—	65
Total financial assets at fair value	$7,945	$37,459	$11,734	$57	$57,195
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration obligation, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$1	$(99)	$5,843	$—	$5,745

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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2025 or December 31, 2024.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Derivative contracts can either be exchange traded or traded over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, foreign currency exchange rates and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs are not available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.
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
The fair value measurement of the indexed annuities/IUL embedded derivatives included in Contractholder funds and the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2025 and December 31, 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
Investments in Unconsolidated affiliates
We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ earnings before interest, taxes, depreciation and amortization ("EBITDA"). The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.
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
Market Risk Benefits ("MRBs")
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options, and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread, which reflects the credit of the reinsurer. See further discussion on MRBs in Note O Market Risk Benefits.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2025 and December 31, 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2025
	(In millions)			March 31, 2025
Assets
Asset-backed securities	$112	Third-Party Valuation	Discount Rate	5.02% - 7.29% (6.28%)
Corporates	11	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (97.01%)
Corporates	688	Third-Party Valuation	Discount Rate	2.09% - 24.33% (6.55%)
Municipals	4	Third-Party Valuation	Discount Rate	5.63% - 5.63% (5.63%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.65% - 5.65% (5.65%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	10.86% - 10.86% (10.86%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	8.40% - 8.40% (8.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.4x - 5.4x (5.4x)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	9.7x - 14.1x (11.8x)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.94% - 6.94% (6.94%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Other assets	67	Discounted Cash Flow	Discount Rate	9.36% - 15.27% (12.32%)
			Conditional Prepayment Rate	6.33% -11.65% (8.99%)
Market risk benefits asset	187	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.06%)
Total financial assets at fair value (a)	$1,396
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,316	Discounted Cash Flow	Market Value of Option	0.00% - 19.44% (1.98%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.70%)
			Partial Withdrawals	2.00% - 37.04% (2.71%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.72%)
Accounts payable and accrued liabilities:
Contingent consideration	64	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.00% - 13.00% (13.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	635	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.06%)
Total financial liabilities at fair value	$6,015
(a) Assets of $11,122 million and liabilities of $1 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2024
	(In millions)			December 31, 2024
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15%% (6.33%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Corporates	7	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (96.45%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	4.80% - 14.10% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.8x - 7.5x (7.0x)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6x)
Other assets	65	Discounted Cash Flow	Discount Rate	10.60% - 12.00% (11.30%)
			Conditional Prepayment Rate	6.24% - 11.99% (9.12%)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% -24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% -75.00% (61.77%)
Total financial assets at fair value (a)	$1,433
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% 0.75%)
			Option Cost	0.07% - 5.70% (2.68%)
Accounts payable and accrued liabilities:
Contingent consideration	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a) Assets of $10,301 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2025
	Balance at Beginning of Period	Total (Losses) Gains		Purchases	Sales	Settlements	Net Transfer Out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$1	$3	$1,029	$(143)	$(185)	$—	$8,848	$2
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Corporates	2,957	(13)	34	353	(314)	(11)	—	3,006	33
Hybrids	—	—	—	6	—	—	—	6	—
Municipals	—	—	—	4	—	—	—	4	—
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Preferred securities	8	(1)	1	—	—	—	—	8	—
Equity securities	10	—	—	—	—	—	—	10	—
Interest rate swaps	3	—	(2)	—	—	—	—	1	(2)
Investment in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	37	—	—	3	—	—	—	40	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	—	—	—	—	—	32	—
Credit linked note	—	—	—	—	—	—	—	—	—
Prepaid expenses and other assets:
Loan receivable	11	—	—	—	—	—	—	11	—
Other assets	65	—	—	2	—	—	—	67	—
Subtotal Level 3 assets at fair value	$11,545	$(13)	$36	$1,416	$(457)	$(196)	$—	$12,331	$33
Market risk benefits asset (b)	189							187
Total Level 3 assets at fair value	$11,734							$12,518
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	5,220	(67)	—	256	—	(93)	—	5,316	—
Interest rate swaps	—	—	1	—	—	—	—	1	(1)
Accounts payable and accrued liabilities:
Contingent consideration	74	2	—	—	—	(12)	—	64	—
Subtotal Level 3 liabilities at fair value	$5,294	$(65)	$1	$256	$—	$(105)	$—	$5,381	$(1)
Market risk benefits liability (b)	549							635
Total Level 3 liabilities at fair value	$5,843							$6,016
(a) The net transfers out of Level 3 during the three months ended March 31, 2025 were exclusively to Level 2.
(b) Refer to Note O Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended March 31, 2024
	Balance at Beginning of Period	Total (Losses) Gains		Purchases	Sales	Settlements	Net Transfer Out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$(12)	$104	$762	$(19)	$(202)	$(19)	$7,736	$104
Commercial mortgage-backed securities	18	—	—	1	—	—	(7)	12	—
Corporates	1,979	—	13	217	(3)	(22)	—	2,184	13
Municipals	49	—	1	—	(32)	—	—	18	1
Residential mortgage-backed securities	3	—	—	1	—	—	—	4	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Investment in unconsolidated affiliates	285	58	—	—	—	—	—	343	—
Short term investments	—	—	—	9	—	—	—	9	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(1)	—	—	—	—	—	14	—
Interest Rate Swaps	57	(48)	—	—	—	—	—	9	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	3	—	—	—	—	30	3
Credit linked note	10	—	—	—	—	(1)	—	9	—
Subtotal Level 3 assets at fair value	$9,589	$(3)	$121	$990	$(54)	$(236)	$(26)	$10,381	$121
Market risk benefits asset (b)	88							95
Total Level 3 assets at fair value	$9,677							$10,476
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$4,258	$200	$—	$288	$—	$(67)	$—	$4,679	$—
Interest rate swaps	—	19	—	—	—	—	—	19
Accounts payable and accrued liabilities:
Contingent consideration (c)	—	9	—	48	—	—	—	57	—
Subtotal Level 3 liabilities at fair value	$4,258	$228	$—	$336	$—	$(67)	$—	$4,755	$—
Market risk benefits liability (b)	403							425
Total Level 3 liabilities at fair value	$4,661							$5,180
(a) The net transfers out of Level 3 during the three months ended March 31, 2024 were exclusively to Level 2.
(b) Refer to Note O Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.
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
Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting were $175 million and $166 million as of March 31, 2025 and December 31, 2024, respectively.
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

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$156	$—	$—	$156	$156
Commercial mortgage loans	—	—	2,534	—	2,534	2,788
Residential mortgage loans	—	—	3,338	—	3,338	3,578
Investments in unconsolidated affiliates	—	—	4	3,851	3,855	3,855
Policy loans	—	—	115	—	115	115
Other invested assets	45	—	—	50	95	95
Company-owned life insurance	—	—	436	—	436	436
Trade and notes receivables, net of allowance	—	—	421	—	421	421
Total	$45	$156	$6,848	$3,901	$10,950	$11,444

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$47,722	$—	$47,722	$52,507
Debt	—	4,110	—	—	4,110	4,394
Total	$—	$4,110	$47,722	$—	$51,832	$56,901

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Other invested assets	42	—	—	48	90	90
Company-owned life insurance	—	—	431	—	431	431
Trade and notes receivables, net of allowance	—	—	471	—	471	471
Total	$42	$153	$6,331	$3,336	$9,862	$10,468

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Debt	—	3,781	—	—	3,781	4,321
Total	$—	$3,781	$46,339	$—	$50,120	$55,505
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in Accumulated Other Comprehensive Income ("AOCI"), net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$16,435	$(15)	$174	$(326)	$16,268
Commercial mortgage-backed securities	5,312	(50)	51	(171)	5,142
Corporates	25,223	(19)	156	(2,612)	22,748
Hybrids	537	—	3	(28)	512
Municipals	1,636	—	5	(231)	1,410
Residential mortgage-backed securities	2,787	(1)	41	(79)	2,748
U.S. Government	671	—	5	(4)	672
Foreign Governments	372	—	1	(49)	324
Total available-for-sale securities	$52,973	$(85)	$436	$(3,500)	$49,824

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,784	$(13)	$202	$(317)	$15,656
Commercial mortgage-backed/asset-backed securities	5,379	(49)	53	(201)	5,182
Corporates	24,425	(5)	108	(2,832)	21,696
Hybrids	604	—	6	(29)	581
Municipals	1,638	—	3	(255)	1,386
Residential mortgage-backed securities	2,869	—	32	(105)	2,796
U.S. Government	645	—	2	(10)	637
Foreign Governments	337	—	—	(53)	284
Total available-for-sale securities	$51,681	$(67)	$406	$(3,802)	$48,218
Securities held on deposit with various state regulatory authorities had a fair value of $149 million and $997 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company held $33 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of March 31, 2025 and December 31, 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $484 million and $476 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,740 million and $4,289 million as of March 31, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2025		December 31, 2024
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$1,003	$999	$961	$955
Due after one year through five years	5,118	5,086	4,616	4,544
Due after five years through ten years	5,519	5,404	5,311	5,126
Due after ten years	16,799	14,177	16,761	13,959
Subtotal	28,439	25,666	27,649	24,584
Other securities, which provide for periodic payments:
Asset-backed securities	16,435	16,268	15,784	15,656
Commercial mortgage-backed securities	5,312	5,142	5,379	5,182
Residential mortgage-backed securities	2,787	2,748	2,869	2,796
Subtotal	24,534	24,158	24,032	23,634
Total fixed maturity available-for-sale securities	$52,973	$49,824	$51,681	$48,218

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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of March 31, 2025 and December 31, 2024, our allowance for expected credit losses for AFS securities was $85 million and $67 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$5,365	$(48)	$2,622	$(263)	$7,987	$(311)
Commercial mortgage-backed securities	707	(13)	1,341	(141)	2,048	(154)
Corporates	5,692	(141)	9,867	(2,471)	15,559	(2,612)
Hybrids	100	(5)	306	(23)	406	(28)
Municipals	179	(9)	1,025	(222)	1,204	(231)
Residential mortgage-backed securities	495	(4)	440	(69)	935	(73)
U.S. Government	80	—	104	(4)	184	(4)
Foreign Government	90	(3)	182	(47)	272	(50)
Total available-for-sale securities	$12,708	$(223)	$15,887	$(3,240)	$28,595	$(3,463)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,961
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,227
Total number of available-for-sale securities in an unrealized loss position						4,188

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	727	(11)	1,513	(175)	2,240	(186)
Corporates	6,831	(208)	9,866	(2,624)	16,697	(2,832)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	1,006	(243)	1,267	(255)
Residential mortgage-backed securities	899	(16)	460	(89)	1,359	(105)
U.S. Government	313	(4)	122	(5)	435	(9)
Foreign Government	120	(5)	157	(48)	277	(53)
Total available-for-sale securities	$10,420	$(290)	$16,141	$(3,485)	$26,561	$(3,775)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,005
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,305
Total number of available-for-sale securities in an unrealized loss position						4,310

The unrealized losses as of March 31, 2025 and December 31, 2024 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. For securities in an unrealized loss position as of March 31, 2025, our allowance for expected credit loss was $85 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 4% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for both March 31, 2025 and December 31, 2024. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$17	1%	$17	1%
Industrial	657	23	657	24
Mixed Use	11	—	11	—
Multifamily	1,024	37	1,006	37
Office	349	12	349	13
Retail	75	3	98	4
Student Housing	83	3	83	3
Other	589	21	501	18
Total CMLs, gross of valuation allowance	$2,805	100%	$2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$2,788		$2,705

U.S. Region:
East North Central	$99	4%	$98	4%
East South Central	75	3	75	3
Middle Atlantic	348	12	354	13
Mountain	409	15	409	15
New England	164	6	164	6
Pacific	726	26	706	26
South Atlantic	742	26	683	25
West North Central	62	2	62	2
West South Central	180	6	171	6
Total CMLs, gross of valuation allowance	$2,805	100%	$2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$2,788		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the three month period ended March 31, 2025 and for the year ended December 31, 2024. CMLs segregated by aging of the loans (by year of origination) as of March 31, 2025 and December 31, 2024, were as follows, gross of valuation allowances:

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$99	$283	$228	$290	$1,253	$642	$2,795
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	10	10
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at March 31, 2025 and December 31, 2024:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2025	(In millions)
LTV Ratios:
Less than 50.00%	$437	$40	$—	$477	17%	$467	18%
50.00% to 59.99%	853	141	12	1,006	36	909	36
60.00% to 74.99%	1,251	54	—	1,305	46	1,141	45
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$2,545	$239	$21	$2,805	100%	$2,534	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$24	$73	$100	$19	$74	$187	$477
50.00% to 59.99%	—	115	53	149	346	343	1,006
60.00% to 74.99%	75	91	71	113	833	122	1,305
75.00% to 84.99%	—	4	4	9	—	—	17
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805
CMLs
DSCR
Greater than 1.25x	$89	$112	$190	$278	$1,241	$635	$2,545
1.00x - 1.25x	10	171	38	3	—	17	239
Less than 1.00x	—	—	—	9	12	—	21
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
CMLs
DSCR
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of March 31, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	March 31, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$176	5%
All other states (a)	3,458	95
Total RMLs, gross of valuation allowance	3,634	100%
Allowance for expected credit loss	(56)
Total RMLs, net of valuation allowance	$3,578
(a)     The individual concentration of each state is less than 5% as of March 31, 2025.

	December 31, 2024
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)     The individual concentration of each state is less than 5% as of December 31, 2024.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2025 and December 31, 2024, was as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$3,562	98%	$3,188	97%
Non-performing	72	2	86	3
Total RMLs, gross of valuation allowance	3,634	100%	3,274	100%
Allowance for expected loan loss	(56)		(53)
Total RMLs, net of valuation allowance	$3,578		$3,221
An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the three months ended March 31, 2025 or during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of March 31, 2025 and December 31, 2024, were as follows, gross of valuation allowances:

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$311	$719	$372	$886	$793	$460	$3,541
30-89 days past due	—	4	2	6	2	7	21
90 days or more past due	—	1	2	11	26	32	72
Total RMLs	$311	$724	$376	$903	$821	$499	$3,634

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274

    Non-accrual loans by amortized cost as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$72	$85
Commercial mortgage:	10	9
Total non-accrual mortgages	$82	$94

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2025 and 2024.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2025 and December 31, 2024, we had $82 million and $94 million, respectively, of mortgage loans that were over 90 days past due.
As of March 31, 2025 and December 31, 2024, we had $77 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three-year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended March 31, 2025
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(53)	$(17)	$(70)
Provision expense for loan losses	(3)	—	(3)
Ending Balance	$(56)	$(17)	$(73)

	Three months ended March 31, 2024
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(12)	$(66)
Provision expense for loan losses	—	(1)	(1)
Ending Balance	$(54)	$(13)	$(67)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the accrued interest receivable balance on CMLs totaled $9 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $31 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Fixed maturity securities, available-for-sale	$569	$534
Equity securities	8	10
Preferred securities	6	8
Mortgage loans	82	66
Invested cash and short-term investments	53	47
Limited partnerships	55	54
Tax deferred property exchange income	29	32
Other investments	22	29
Gross investment income	824	780
Investment expense	(64)	(70)
Interest and investment income	$760	$710

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $184 million and $127 million for the three months ended March 31, 2025 and 2024, respectively.
Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Net realized (losses) gains on fixed maturity available-for-sale securities	$(2)	$(19)
Net realized/unrealized gains (losses) on equity securities (1)	(38)	54
Net realized/unrealized gains (losses) on preferred securities (2)	(2)	16
Net realized/unrealized gains (losses) on other invested assets	(1)	60
Change in allowance for expected credit losses	(22)	—
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	(25)	21
Unrealized gains (losses) on certain derivative instruments	(159)	156
Change in fair value of reinsurance related embedded derivatives (3)	(41)	(18)
Change in fair value of other derivatives and embedded derivatives	3	5
Net realized/unrealized (losses) gains on derivatives and embedded derivatives	(222)	164
Recognized gains and losses, net	$(287)	$275
(1) Includes net valuation (losses) gains of $(43) million and $22 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Includes net valuation (losses) gains of $(1) million and $15 million for the three months ended March 31, 2025 and 2024, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $42 million and $(19) million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Proceeds	$2,084	$583
Gross gains	12	6
Gross losses	(14)	(25)
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
For limited partnerships, our maximum loss exposure with respect to these VIEs is limited to the investment carry amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. For fixed maturity securities, our maximum loss exposure with respect to these VIEs is limited to the amortized cost in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,276	$5,451	$3,565	$4,703
Fixed maturity securities	23,774	24,747	23,242	24,242
Total unconsolidated VIE investments	$28,050	$30,198	$26,807	$28,945

Note E — Derivative Financial Instruments
Refer to Note A Basis of Financial Statements, for a description of the Company’s accounting policies for derivative financial instruments and Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	March 31, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$350	$9	$—	$—	$—	$—
Foreign currency swaps (a)	60	1	1	39	2	—
Total derivatives designated as hedging instruments	410	10	1	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	$31,986	$632	$1	$29,594	$773	$—
Interest rate swaps (a)	5,655	62	—	5,145	19	10
Futures contracts (a)	—	1	—	—	—	—
Other derivative investments (a)	88	—	—	118	1	—
Other embedded derivatives (b)	—	32	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	—	5,316	—	—	5,220
Reinsurance related embedded derivatives (d)	—	—	(78)	—	—	(109)
Total derivatives not designated as hedging instruments	37,729	727	5,239	34,857	825	5,121
Total derivatives	$38,139	$737	$5,240	$34,896	$827	$5,121
(a)The fair value of derivative assets are reported in Derivative investments, and the fair value of derivative liabilities are reported in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.
(b)The fair value is included in Other long term investments on the unaudited Condensed Consolidated Balance Sheets.
(c)The fair value is included in Contractholder funds on the unaudited Condensed Consolidated Balance Sheets.
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the unaudited Condensed Consolidated Balance Sheets.

The amounts and locations of gains (losses) recognized for derivatives and gains (losses) recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	March 31, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$9	$(10)
Foreign currency swaps	(1)	1	—	—
Total derivatives designated as hedging instruments	(1)	1	9	(10)

Derivatives not designated as hedging instruments
Equity options	(234)	—	—	—
Interest rate swaps	52	—	—	—
Futures contracts	5	—	—	—
Other derivative investments	(4)	—	—	—
Other embedded derivatives	—	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(67)	—
Reinsurance related embedded derivatives	(41)	—	—	—
Total derivatives not designated as hedging instruments	(222)	—	(67)	—
Total derivatives	$(223)	$1	$(58)	$(10)

	March 31, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—	$—
Foreign currency swaps	—	—	—	—
Total derivatives designated as hedging instruments	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	250	—	—	—
Interest rate swaps	(80)	—	—	—
Futures contracts	6	—	—	—
Other derivative investments	3	—	—	—
Other embedded derivatives	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	200	—
Reinsurance related embedded derivatives	(18)	—	—	—
Total derivatives not designated as hedging instruments	164	—	200	—
Total derivatives	$164	$—	$200	$—

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	March 31, 2025		December 31, 2024
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(360)	(10)	—	—
For the three months ended March 31, 2025 and 2024, the derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness was immaterial.
There were no fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued in the three months ended March 31, 2025 and the year ended December 31, 2024.
Derivatives designated as hedging instruments
We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, these changes in fair value included in the assessment of effectiveness are reported in Recognized gains and losses, net in the unaudited Condensed Consolidated Statement of Earnings. The change in the fair value of excluded components is recorded in Other Comprehensive Income ("OCI") and is recognized in net income through periodic settlements.
We utilize foreign currency swaps that are designated and accounted for as cash flow hedges to reduce the variability in future cash flows due to changes in foreign currency exchange rates on certain AFS fixed maturity securities. For these hedges, changes in fair value of the derivative are recorded as a component of OCI and then reclassified in Interest and investment income or Recognized gains and losses, net in the unaudited Condensed Consolidated Statement of Earnings at the time the variability of cash flows being hedged impact net earnings. At March 31, 2025 and December 31, 2024, the balance of the cash flow hedges and changes in fair value were immaterial.
Derivatives not designated as hedging instruments
Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings.
We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the unaudited Condensed Consolidated Statements of Earnings. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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
The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the unaudited Condensed Consolidated Statements of Earnings.
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. Beginning in the first quarter of 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets and prior periods have been reclassified to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Earnings.
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
We manage credit risk related to non-performance by our counterparties by (i) entering into derivative transactions with creditworthy counterparties; (ii) obtaining collateral, such as cash and securities when appropriate; and (iii) establishing counterparty exposure limits, which are subject to periodic management review.
Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
March 31, 2025	$700	$621	$79
December 31, 2024	782	771	34
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of March 31, 2025 and December 31, 2024 counterparties posted collateral of $621 million and $771 million, respectively, of which $544 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $79 million as of March 31, 2025 and $34 million at December 31, 2024.

We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the unaudited Condensed Consolidated Statements of Cash Flow.
We held 472 and 527 futures contracts as of March 31, 2025 and December 31, 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 million at both March 31, 2025 and December 31, 2024, respectively.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $17 million as of March 31, 2025 and December 31, 2024. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326, was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is an F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims for damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067, was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. Cooper also alleges that he is an F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract.

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are consolidated under MDL Case No. 1:23-md-03083-ADB-PGL. The case is proceeding under a modified bellwether structure to decide critical issues and facilitate reciprocal discovery, and Plaintiffs’ consolidated class action complaint against all the bellwether Defendants was filed on December 6, 2024. F&G was not selected as a bellwether Defendant, and there is no schedule in place for further proceedings involving the non-bellwether Defendants like F&G. At this time, we do not believe the incident will have a material impact on our business, operations, or financial results.

In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries is a party to a consolidated putative nationwide class action, In Re: LoanCare Data Security Breach Litigation, Case No. 3:23cv1508, pending in the U.S. District Court for the Middle District of Florida and originating from the consolidation of putative class actions filed in the U.S. District Courts for the Middle District of Florida, the Central District of California, and the Western District of Missouri. On March 19, 2024, plaintiffs filed their consolidated class action complaint on behalf of a nationwide class, along with a California subclass and a Florida subclass, alleging common law tort and contract claims and certain state statutory claims. The parties mediated the case on July 25, 2024, and reached an agreement in principle to resolve the case on a class-wide basis. On March 24, 2025, the court granted preliminary approval of the class-wide settlement, set class notice and claim form deadlines, and scheduled a final approval hearing for September 4, 2025. If approved, and once the settlement administrator disburses all the funds, the case will be dismissed.

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

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (IMOs), alleges FGL Insurance failed to pay commissions owed to Plaintiff and diverted commissions from one of Plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, Plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, Plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading Plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where Plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase Plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with Plaintiff to pay commissions. FGL Insurance filed its motion for summary judgment, and briefing is in process. The case is expected to be set for trial in the summer of 2025. FGL Insurance will vigorously contest the Plaintiff’s claims in the action. As this case continues to evolve, it is not possible to reasonably estimate the probability that Plaintiff will ultimately prevail on its claims or that FGL Insurance will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.

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

In our F&G segment, we have unfunded commitments as of March 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of March 31, 2025 is included below:

March 31, 2025
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,157
Whole loans	231
Fixed maturity securities, ABS	382
Direct Lending	1,263
Other fixed maturity securities, AFS	148
Commercial mortgage loans	94
Residential mortgage loans	222
Other assets	203
Other invested assets	—
Total	$3,700
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of March 31, 2025 and December 31, 2024 was $11 million, and the balance is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item.
Note G — Dividends
On May 7, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on June 30, 2025, to FNF common shareholders of record as of June 16, 2025.

Note H — Segment Information
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
As of and for the three months ended March 31, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	510	—	—	—	510
Agency title insurance premiums	681	—	—	—	681
Escrow, title related and other fees	525	505	35	—	1,065
Interest and investment income	83	666	39	(28)	760
Recognized gains and losses, net	(25)	(263)	1	—	(287)
Total segment revenues	1,774	908	75	(28)	2,729
Significant segment expenses:
Personnel costs	672	67	31	—	770
Agent commissions	528	—	—	—	528
Other operating expenses	313	41	23	—	377
Benefits and other changes in policy reserves	—	524	—	—	524
Total significant segment expenses	1,513	632	54	—	2,199
Other segment items:
Depreciation and amortization	36	153	7	—	196
Provision for title claim losses	54	—	—	—	54
Market risk benefit gains	—	109	—	—	109
Interest expense	—	40	20	—	60
Total other segment items	90	302	27	—	419
Total segment expenses	1,603	934	81	—	2,618
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	171	(26)	(6)	(28)	111
Income tax expense (benefit)	42	(5)	(8)	—	29
Earnings (loss) before equity in earnings of unconsolidated affiliates	129	(21)	2	(28)	82
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$130	$(21)	$2	$(28)	$83
Assets	$7,723	$88,013	$2,473	$—	$98,209
Goodwill	2,799	2,179	293	—	5,271

As of and for the three months ended March 31, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	440	—	—	—	440
Agency title insurance premiums	593	—	—	—	593
Escrow, title related and other fees	484	741	56	—	1,281
Interest and investment income	83	616	38	(27)	710
Recognized gains and losses, net	63	212	—	—	275
Total segment revenues	1,663	1,569	94	(27)	3,299
Significant segment expenses:
Personnel costs	618	66	43	—	727
Agent commissions	460	—	—	—	460
Other operating expenses	285	58	26	—	369
Benefits and other changes in policy reserves	—	1,161	—	—	1,161
Total significant segment expenses	1,363	1,285	69	—	2,717
Other segment items:
Depreciation and amortization	36	123	8	—	167
Provision for title claim losses	46	—	—	—	46
Market risk benefit gains	—	(11)	—	—	(11)
Interest expense	—	30	19	—	49
Total other segment items	82	142	27	—	251
Total segment expenses	1,445	1,427	96	—	2,968
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	218	142	(2)	(27)	331
Income tax expense (benefit)	45	26	(8)	—	63
Earnings (loss) before equity in earnings of unconsolidated affiliates	173	116	6	(27)	268
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$174	$116	$6	$(27)	$269
Assets	$7,905	$74,417	$2,174	$—	$84,496
Goodwill	2,797	2,017	293	—	5,107

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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Three months ended March 31,
	2025	2024
Cash paid for:	(In millions)
Interest	$54	$57
Income taxes	6	3
Deferred sales inducements	71	54
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—
Change in proceeds of sales of investments available for sale receivable in period	1	(37)
Change in purchases of investments available for sale payable in period	52	173
Lease liabilities recognized in exchange for lease right-of-use assets	9	16
Remeasurement of lease liabilities	14	13
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	5	474
Less: Total Purchase price	3	284
Liabilities and noncontrolling interests assumed	$2	$190

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2025	2024
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$510	$440
Agency title insurance premiums	Agency title insurance premiums	Title	681	593
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	505	741
Home warranty	Escrow, title-related and other fees	Title	36	32
Total revenue from insurance contracts			1,732	1,806
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	187	167
Other title-related fees and income	Escrow, title-related and other fees	Title	152	145
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	83	74
Real estate technology	Escrow, title-related and other fees	Corporate and other	33	35
Total revenue from contracts with customers			455	421
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	67	66
Other	Escrow, title-related and other fees	Corporate and other	2	21
Interest and investment income	Interest and investment income	Various	760	710
Recognized gains and losses, net	Recognized gains and losses, net	Various	(287)	275
Total revenues	Total revenues		$2,729	$3,299

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
F&G derives its revenue from external customers primarily located in the United States. Life insurance premiums in our F&G segment reflect premiums for life-contingent PRT, traditional life insurance products, and life-contingent immediate annuity products, which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue liabilities ("URL") on IUL policies, policy rider fees primarily on fixed indexed annuity ("FIA") policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2025	December 31, 2024
	(In millions)
Trade receivables	$327	$362
Deferred revenue (contract liabilities)	92	92
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and March 31, 2024, we recognized $35 million and $34 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the three months ended March 31, 2025 and March 31, 2024 :

	Three months ended March 31,
	2025	2024
	(In millions)
Balance at January 1,	$401	$270
Capitalization	41	35
Amortization	(6)	(4)
Balance at March 31,	$436	$301
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency and mortality improvement.

Note K —Value of Business Acquired, Deferred Acquisition Costs and Deferred Sales Inducements
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(In millions)
Customer relationships and contracts	$417	$435
Value of business acquired	1,311	1,349
Deferred acquisition costs	3,172	3,036
Deferred sales inducements	682	625
Value of distribution asset	71	74
Computer software	276	277
Trademarks, tradenames, and other	184	180
Total Other intangible assets, net	$6,113	$5,976
The following tables roll forward VOBA by product for the three months ended March 31, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(31)	(1)	(2)	(1)	(3)	(38)
Balance at March 31, 2025	$861	$21	$182	$125	$122	$1,311

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(33)	(1)	(2)	(2)	(1)	(39)
Balance at March 31, 2024	$992	$26	$189	$132	$68	$1,407
VOBA amortization expense of $38 million and $39 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024, respectively.

The following tables roll forward DAC by product for the three months ended March 31, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	126	21	69	216
Amortization	(45)	(25)	(12)	(82)
Balance at March 31, 2025	$1,955	$372	$838	$3,165

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	147	44	66	257
Amortization	(33)	(19)	(8)	(60)
Balance at March 31, 2024	$1,492	$313	$603	$2,408
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $82 million and $60 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Indexed Annuities	$1,955	$1,874
Fixed Rate Annuities	372	376
Universal Life	838	781
Funding Agreements	5	4
PRT	2	1
Total	$3,172	$3,036
The following table rolls forward DSI for our indexed annuity products for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance at January 1,	$625	$346
Capitalization	71	54
Amortization	(14)	(8)
Balance at March 31,	$682	$392
DSI amortization expense of $14 million and $8 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefit ("FPB") for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities.

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the three months ended March 31, 2025, F&G updated the assumption for option budgets. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement and option budgets. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2024.

Note L — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of March 31, 2025 and December 31, 2024, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025		2024
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$343	$577	$620	$1,213
Ceded	(22)	(53)	(24)	(52)
Net	$321	$524	$596	$1,161
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended March 31, 2025:
Everlake: Effective January 1, 2025, F&G amended the existing flow reinsurance agreement with Everlake Life Insurance Company (“Everlake”) to cede future additional MYGA business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an in force block of certain MYGA policies on a coinsurance quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three months ended March 31, 2025.

The following summarizes our reinsurance recoverable as of March 31, 2025 and December 31, 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	March 31, 2025	December 31, 2024
	(In millions)
Aspida Life Re Ltd.	$8,060	$7,844	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd. (c)	3,316	2,822	Coinsurance Funds Withheld	Certain MYGA (b) and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,830	1,168	Coinsurance	Certain MYGA (b) (d)	Deposit
Wilton Reassurance Company	1,067	1,066	Coinsurance	Block of traditional, IUL and UL (e)	Reinsurance
Other (f)	493	489
Reinsurance recoverable, gross of allowance	14,766	13,389
Allowance for expected credit losses	(20)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$14,746	$13,369

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2025 was 90% for the majority of the first quarter of 2025. As of December 31, 2024, the combined quota share flow reinsurance amongst all reinsurers was 90%. Refer to Everlake amendment in first quarter of 2025 above.

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
As of March 31, 2025 and December 31, 2024, F&G had a deposit asset of $12,038 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
The Company incurred risk charge fees of $11 million and $10 million during the three months ended March 31, 2025 and 2024, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three months ended March 31, 2025 and 2024.
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake and Wilton Reassurance (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of March 31, 2025. The following table presents financial strength ratings as of March 31, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re, file financial statements with state insurance regulatory authorities and, except for Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not prescribed but approved by state regulators. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”) (Cayman) and F&G Life Re Ltd (“F&G Life Re”) (Bermuda), file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income for the three months ended March 31, 2025 and 2024, and statutory capital and surplus as of March 31, 2025 and December 31, 2024, of our wholly owned U.S. regulated insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
	(In millions)
Statutory Net income (loss):
For the three months ended March 31, 2025	$(127)	$4	$10	$(52)
For the three months ended March 31, 2024	—	2	15	(134)
Statutory Capital and Surplus:
March 31, 2025	$1,451	$98	$178	$187
December 31, 2024	1,654	97	168	178
(a) FGL NY Insurance, Raven Re, and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together.

Prescribed and permitted practices

FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by Iowa Administrative Code 191 Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve,” for its indexed annuities and IUL products. Under these alternative accounting practices, the equity option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the equity options associated with the current index term is zero regardless of the observable market value for such options.
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests, which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations).This limited partnership investment was redeemed as of December 31, 2024 and subsequently repurchased during the first quarter of 2025. In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without these permitted practices, the carry value of these two entities would be zero.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $286 million and $454 million at March 31, 2025 and December 31, 2024, respectively.
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of March 31, 2025.

Non-U.S. Companies
Our non-U.S. insurance subsidiaries, F&G Cayman Re and F&G Life Re, file financial statements with their respective regulators. F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices, which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $(72) million and $(64) million as of March 31, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of March 31, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows :

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
	(In millions)
Statutory Net income (loss):
For the three months ended March 31, 2025	$15	$34
For the three months ended March 31, 2024	(17)	49
Statutory Capital and Surplus:
March 31, 2025	$954	$157
December 31, 2024	734	123

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Notes Payable
Notes payable consists of the following:

	March 31, 2025	December 31, 2024
	(In millions)
4.50% Notes, net of discount	$447	$447
3.40% Notes, net of discount	646	646
2.45% Notes, net of discount	595	595
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(4)	(4)
F&G Credit Agreement	—	—
6.50% F&G Notes, net of discount	545	545
7.40% F&G Notes, net of discount	497	497
5.50% F&G Notes, net of discount	—	301
7.95% F&G Notes, net of discount	336	336
6.25% F&G Notes, net of discount	492	492
7.30% F&G Notes, net of discount	364	—
Other	32	22
	$4,394	$4,321
On January 13, 2025, F&G completed its public offering of the “7.30% F&G Junior Notes. F&G used the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 7.30% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.30% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.30% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.30% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
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
On January 13, 2023, F&G issued $500 million of its 7.40% Notes due 2028 ("the 7.40% F&G Notes"). The 7.40% F&G Notes were issued at par, net of deferred issuance costs of approximately $6 million. The 7.40% F&G Notes are senior, unsecured unsubordinated obligations of F&G and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.40%

F&G Notes mature on January 13, 2028, and become callable on or after December 13, 2027. Interest is payable semi-annually at a fixed rate of 7.40%, and if, the 7.40% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.
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
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of 1% plus The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, F&G pays a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. As of March 31, 2025 and December 31, 2024, we had $750 million of remaining borrowing availability.
On September 17, 2021, we completed our underwritten public offering of $450 million aggregate principal amount of our 3.20% Notes due 2051 ("the 3.20% Notes"), pursuant to our registration statement on Form S-3 ASR (File No. 333-239002) and the related prospectus supplement. The net proceeds from the registered offering of the 3.20% Notes were approximately $443 million, after deducting underwriting discounts, commissions and offering expenses. We used the net proceeds from the offering for general corporate purposes.
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Restated Credit Agreement amends the Amended Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. As of March 31, 2025, there was no principal outstanding, $4 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Amended Revolving Credit Facility.
On September 15, 2020, we completed our underwritten public offering of $600 million aggregate principal amount of our 2.45% Notes due March 15, 2031 (the "2.45% Notes") pursuant to an effective registration statement filed with the SEC. The net proceeds from the registered offering of the 2.45% Notes were approximately $593 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering (i) to repay all our $260 million outstanding indebtedness under our prior term loan credit agreement dated April 22, 2020, among us, as borrower, various lenders, and Bank of American N.A., as administrative agent (the "Term Loan"), which provided for an aggregate principal borrowing of $1.0 billion that we entered into to fund a portion of the acquisition of F&G and (ii) for general corporate purposes.
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
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), F&G's indirect wholly owned subsidiary, completed a debt offering of $550 million of 5.50% F&G Notes due May 1, 2025 at 99.5% of face value for proceeds of $547 million. As a result of our acquisition of F&G in 2020, a premium of 39 million was established for these notes and is being amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, we became a guarantor of FGLH's obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the 5.50% F&G Notes, on a joint and several basis. A portion of the net proceeds of the 6.50% F&G Notes were used for a $250 million cash tender offer of the 5.50% F&G Notes in June 2024. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the “5.50% F&G Senior Notes”). The notes 5.50% F&G Senior Notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, interest ceased to accrue on the notes.
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
Gross principal maturities of notes payable as of March 31, 2025 are as follows:

(In millions)
2025 (remaining)	$—
2026	32
2027	—
2028	950
2029	550
Thereafter	2,920
$4,452

Note O — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	26	—	109	—
Attributed fees collected and interest accrual	35	—	147	—
Actual policyholder behavior different from expected	22	—	(5)	—
Changes in assumptions and other	1	—	24	—
Effects of market related movements	58	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	464	1	322	1
Effect of changes in the instrument-specific credit risk	69	—	98	—
Balance, end of period, net liability	533	1	420	1
Less: reinsured market risk benefits	86	—	61	—
Balance, end of period, net of reinsurance	$447	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.95	72.74	67.98	72.58
Net amount at risk	$1,519	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2025			December 31, 2024
	Direct	Reinsured	Net	Direct	Reinsured	Net
	(In millions)
MRB asset
Indexed annuities	$101	$86	$187	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$101	$86	$187	$128	$61	$189

MRB liability
Indexed annuities	$634	$—	$634	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$635	$—	$635	$549	$—	$549

The net MRB liability increased for the three months ended March 31, 2025, primarily as a result of collection of attributed fees, interest accrual, MRB reserves for contracts issued within the period and effects of market related movements, including the impacts of lower risk-free rates and decreases in equity market projections.
For the three months ended March 31, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included a decrease in risk-free rates leading to an unfavorable change in the MRBs associated with indexed annuities and fixed rate annuities; and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the year ended December 31, 2024, we updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note P — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	March 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	1,463	564	54	350	1,025
Premiums received	617	—	141	—	—
Policy charges (a)	(660)	—	(90)	—	—
Surrenders and withdrawals	(251)	(59)	(8)	—	—
Benefit payments	(726)	(256)	(24)	(12)	(1,003)
Interest credited	200	195	45	25	27
Other	1	(1)	—	—	—
Balance, end of period	30,879	17,885	2,935	2,826	2,901
Reconciling items (c)	46	—	47	10	—
Gross liability, end of period	30,925	17,885	2,982	2,836	2,901
Less: Reinsurance	1,233	12,006	873	—	—
Net liability, after reinsurance	$29,692	$5,879	$2,109	$2,836	$2,901

Weighted-average crediting rate	2.65%	4.52%	6.45%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$75,933	N/A	N/A
Cash surrender value (e)	$28,462	$16,712	$2,265	N/A	N/A
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
(c) The reconciling items reconcile the account balance to the gross GAAP liability. For indexed annuities and universal life, the reconciling items represent embedded derivatives and include the combination of the host contracts and the fair value of the embedded derivatives. For FABN, the reconciling items represent basis adjustments due to the impact of fair value hedge accounting.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(e) These amounts are gross of reinsurance.

	December 31, 2024
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	6,649	5,125	208	600	1,804
Premiums received	120	1	495	—	—
Policy charges (a)	(195)	—	(315)	—	—
Surrenders and withdrawals	(3,832)	(1,479)	(101)	—	—
Benefit payments	(495)	(315)	(18)	(820)	(1,606)
Interest credited	821	667	157	71	117
Other	3	—	—	(1)	(2)
Balance, end of period	30,235	17,442	2,817	2,463	2,852
Embedded derivative adjustment (c)	219	—	79	—	—
Gross liability, end of period	30,454	17,442	2,896	2,463	2,852
Less: Reinsurance	861	11,009	877	—	—
Net liability, after reinsurance	$29,593	$6,433	$2,019	$2,463	$2,852

Weighted-average crediting rate	2.90%	4.42%	6.20%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$74,279	N/A	N/A
Cash surrender value (e)	$27,865	$16,266	$2,177	N/A	N/A
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
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
	(In millions)
Indexed annuities	$30,925	$30,454
Fixed rate annuities	17,885	17,442
Immediate annuities	283	286
Universal life	2,982	2,896
Traditional life	5	5
Funding Agreement-FABN	2,836	2,463
FHLB	2,901	2,852
PRT	6	6
Total	$57,823	$56,404

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the three months ended March 31, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in contractholder funds of approximately $21 million for the three months ended March 31, 2025.
For the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in in contractholder funds of approximately $89 million for the year ended December 31, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
0.00%-1.50%	$23,872	$1,196	$485	$1,867	$27,420
1.51%-2.50%	997	1	828	1,321	3,147
Greater than 2.50%	287	2	—	23	312
Total	$25,156	$1,199	$1,313	$3,211	$30,879

Fixed rate annuities
0.00%-1.50%	$72	$19	$737	$14,798	$15,626
1.51%-2.50%	4	7	19	463	493
Greater than 2.50%	788	2	5	971	1,766
Total	$864	$28	$761	$16,232	$17,885

Universal life
0.00%-1.50%	$2,539	$7	$—	$26	$2,572
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	362	—	1	—	363
Total	$2,901	$7	$1	$26	$2,935

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
0.00%-1.50%	$23,540	$1,236	$492	$1,846	$27,114
1.51%-2.50%	875	1	684	1,242	2,802
Greater than 2.50%	303	2	—	14	319
Total	$24,718	$1,239	$1,176	$3,102	$30,235

Fixed rate annuities
0.00%-1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
0.00%-1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note Q — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	March 31, 2025	December 31, 2024
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	—	(4)
Balance adjusted for variances from expectation	780	870
Interest accrual	4	17
Net premiums collected	(25)	(107)
Ending balance at original discount rate	759	780
Effect of changes in discount rate assumptions	(137)	(149)
Balance, end of period	$622	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	4	44
Balance adjusted for variances from expectation	2,372	2,536
Interest accrual	13	54
Benefits payments	(57)	(222)
Ending balance at original discount rate	2,328	2,368
Effect of changes in discount rate assumptions	(396)	(435)
Balance, end of period	$1,932	$1,933

Net liability for future policy benefits	$1,310	$1,302
Less: Reinsurance recoverable	525	513
Net liability for future policy benefits, after reinsurance recoverable	$785	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.23	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(1)	(3)
Effect of actual variances from expected experience	(10)	(11)
Balance adjusted for variances from expectation	6,406	4,337
Issuances	323	2,324
Interest accrual	74	240
Benefits payments	(156)	(484)
Ending balance at original discount rate	6,647	6,417
Effect of changes in discount rate assumptions	(287)	(363)
Balance, end of period	$6,360	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$6,360	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.90	7.78

	Immediate annuities
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	(27)
Balance adjusted for variances from expectation	1,728	1,761
Issuances	5	30
Interest accrual	14	59
Benefits payments	(28)	(118)
Ending balance at original discount rate	1,719	1,732
Effect of changes in discount rate assumptions	(422)	(435)
Balance, end of period	$1,297	$1,297

Net liability for future policy benefits	$1,297	$1,297
Less: Reinsurance recoverable	109	109
Net liability for future policy benefits, after reinsurance recoverable	$1,188	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.54	12.63

The following tables summarize balances and changes in the liability for Deferred Profit Liability ("DPL") for limited-payment contracts:

	March 31, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$6	$87	$10
Effect of modeling changes	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	2	1	8	—
Balance adjusted for variances from expectation	92	7	95	2
Issuances	1	—	3	1
Interest accrual	—	—	1	4
Amortization	(2)	—	(9)	(1)
Balance, end of period	$91	$7	$90	$6
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2025	December 31, 2024
	(In millions)
Traditional life	$1,310	$1,302
Immediate annuities	1,297	1,297
PRT	6,360	6,054
Immediate annuities DPL	91	90
PRT DPL	7	6
Total	$9,065	$8,749
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	March 31,		March 31,
	2025	2024	2025	2024
Traditional life	(In millions)
Expected future benefit payments	$2,720	$2,874	$1,938	$2,013
Expected future gross premiums	923	1,042	671	751
Immediate annuities
Expected future benefit payments	$3,168	$3,271	$1,297	$1,371
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$10,535	$8,344	$6,360	$4,899
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	March 31,		March 31,
	2025	2024	2025	2024
	(In millions)
Traditional life	$26	$28	$9	$10
Immediate annuities	6	8	14	14
PRT	311	584	74	49
Total	$343	$620	$97	$73
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	March 31, 2025	December 31, 2024
Traditional life
Interest accretion rate	2.35%	2.34%
Current discount rate	5.21%	5.44%
Immediate annuities
Interest accretion rate	3.19%	3.17%
Current discount rate	5.38%	5.45%
PRT
Interest accretion rate	4.82%	4.72%
Current discount rate	5.39%	5.54%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.8%	3.0%	3.4%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	March 31, 2025
	Cohort X	Description
NPR before capping	107%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,154	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,177	Term with return of premium Non-NY Cohort
Loss Expense	23	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the three months ended March 31, 2025 and the year ended December 31, 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.
Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025, no updates have been made to any significant assumptions used in the FPB liability. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.

Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for 2024, which is the primary impact in increasing the reserve balance in each of those periods.
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. We review the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both March 31, 2025 and December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflict; consumer spending; government spending; the volatility and strength of the capital markets; investor and consumer confidence; foreign currency exchange rates; commodity prices; inflation levels; changes in trade policy; tariffs and trade sanctions on goods; trade wars; supply chain disruptions; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2024 and other filings with the Securities Exchange Commission ("SEC").
Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” the “Company” or “FNF” refer collectively to Fidelity National Financial, Inc., and its subsidiaries.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 11, 2025, estimates (actual for fiscal year 2024) the size of the U.S. residential mortgage originations market as shown in the following table for 2024 - 2027 in its "Mortgage Finance Forecast" (in trillions):

	2027	2026	2025	2024
Purchase originations	$1.7	$1.6	$1.4	$1.3
Refinance originations	$0.8	$0.8	$0.7	$0.5
Total U.S. mortgage originations forecast	$2.5	$2.4	$2.1	$1.8
As of April 11, 2025, the MBA expects residential purchase transactions to increase in 2025, 2026, and 2027, and expects residential refinance transactions to increase in 2025 and 2026 but remain flat in 2027, and overall mortgage originations to increase in 2025, 2026, and 2027.

Following a decline in inflation in 2024, the Federal Reserve reduced the benchmark rate to a range of 4.25% and 4.50% as of December 31, 2024. The Federal Reserve has held rates steady at the range of 4.25% and 4.50% in 2025. Average interest rates for a 30-year fixed rate mortgage were 6.8% for the three months ended March 31, 2025, as compared to 6.7% for the corresponding period in 2024.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2024 and the first quarter of 2025. Changes in United States trade policy, including tariffs, may create additional volatility in 2025. Existing-home sales decreased 2.4% in March 2025 as compared to the corresponding period in 2024 while median existing-home sales prices increased to $403,700, or approximately 3%, from the corresponding period in 2024.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.2% and 3.8% in March 2025 and 2024, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three months ended March 31, 2025 as compared to the corresponding period in 2024.
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
Market Conditions
Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2025. These factors include, among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions.
In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025, for further discussion of risk factors that could affect market conditions.

Interest Rate Environment
Some of our F&G products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2025 and December 31, 2024, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were both $6.0 billion and 5%. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our indexed annuity and indexed universal life ("IUL") products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. We serve a growing retirement population, with more than 10,000 Americans turning 65 every day and a projected 30% increase in people age 65 and older over the next 25 years. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $130 billion of sales in 2024 and the registered index-linked annuities ("RILA") market grew from $17 billion of sales in 2019 to $62 billion of sales in 2024. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $2 billion of annual sales in 2024.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2025	2024
	(In millions)
Revenues:
Direct title insurance premiums	$510	$440
Agency title insurance premiums	681	593
Escrow, title-related and other fees	1,065	1,281
Interest and investment income	760	710
Recognized gains and losses, net	(287)	275
Total revenues	2,729	3,299
Expenses:
Benefits and other changes in policy reserves	524	1,161
Personnel costs	770	727
Agent commissions	528	460
Other operating expenses	377	369
Market risk benefit losses (gains)	109	(11)
Depreciation and amortization	196	167
Provision for title claim losses	54	46
Interest expense	60	49
Total expenses	2,618	2,968
Earnings before income taxes and equity in earnings of unconsolidated affiliates	111	331
Income tax expense	29	63
Equity in earnings of unconsolidated affiliates	1	1
Net earnings	$83	$269
 Revenues
Total revenues decreased by $570 million in the three months ended March 31, 2025 compared to the corresponding period in 2024.
Net earnings decreased by $186 million in the three months ended March 31, 2025 compared to corresponding period in 2024.
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
Income tax expense was $29 million and $63 million in the three months ended March 31, 2025 and 2024. Income tax expense as a percentage of earnings before income taxes was 26% and 19% in the three months ended March 31, 2025 and 2024, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2025 as compared to the corresponding periods in 2024 is primarily attributable to more valuation allowance being recorded in the three months ended March 31, 2025 as compared to the corresponding period in 2024.
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
Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2025	2024
Revenues:	(In millions)
Direct title insurance premiums	$510	$440
Agency title insurance premiums	681	593
Escrow, title-related and other fees	525	484
Interest and investment income	83	83
Recognized gains and losses, net	(25)	63
Total revenues	1,774	1,663
Expenses:
Personnel costs	672	618
Agent commissions	528	460
Other operating expenses	313	285
Depreciation and amortization	36	36
Provision for title claim losses	54	46
Total expenses	1,603	1,445
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$171	$218

Orders opened by direct title operations (in thousands)	343	315
Orders closed by direct title operations (in thousands)	201	186
Fee per file (in dollars)	$3,761	$3,555
Total revenues for the Title segment increased by $111 million, or 7%, in the three months ended March 31, 2025 from the corresponding period in 2024.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2025	Total	2024	Total
	(Dollars in millions)
Title premiums from direct operations	$510	43%	$440	43%
Title premiums from agency operations	681	57	593	57
Total title premiums	$1,191	100%	$1,033	100%
Title premiums increased by $158 million, or 15%, in the three months ended March 31, 2025 from the corresponding period in 2024. The increase was comprised of an increase in Title premiums from direct operations of $70 million, or 16%, and an increase in Title premiums from agency operations of $88 million, or 15%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2025	2024
Opened title insurance orders from purchase transactions (1)	75%	79%
Opened title insurance orders from refinance transactions (1)	25	21
	100%	100%

Closed title insurance orders from purchase transactions (1)	75%	79%
Closed title insurance orders from refinance transactions (1)	25	21
	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2025 from the corresponding period in 2024. The increase was attributable to an increase in the average fee per file and an increase in closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three months ended March 31, 2025 from the corresponding period in 2024. Total closed order volume was 201,000 in the three months ended March 31, 2025 compared to 186,000 in the three months ended March 31, 2024. This represented an overall increase of 8% in the three months ended March 31, 2025, from the corresponding period in 2024. The increase was primarily attributable to higher housing inventory in the three months ended March 31, 2025 when compared to the corresponding period in 2024.
Total opened title insurance order volumes increased in the three months ended March 31, 2025 as compared to the corresponding periods in 2024.
The average fee per file in our direct operations was $3,761 in the three months ended March 31, 2025, compared to $3,555 three months ended March 31, 2024. The increase in average fee per file in the three months ended March 31, 2025 as compared to the corresponding period in 2024 is primarily attributable to home price appreciation. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $88 million, or 15%, in the three months ended March 31, 2025 from the corresponding period in 2024.
Escrow, title-related and other fees increased by $41 million, or 8%, in the three months ended March 31, 2025 from the corresponding period in 2024. Escrow and title-related fees increased by $19 million, or 11%, in the three months ended March 31, 2025 from the corresponding period in 2024. The increase in escrow and title-related fees in the three months ended March 31, 2025 as compared to the corresponding period in 2024 are relatively consistent with the increase in direct premiums. Other fees, excluding escrow and title-related fees, increased by $22 million, or 7%, in the three months ended March 31, 2025. The increase in Other fees, excluding escrow and title-related fees, in the three months ended March 31, 2025 as compared to the corresponding period in 2024 was attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. There was no change in Interest and investment income in the three months ended March 31, 2025 from the corresponding period in 2024.

Net recognized losses were $25 million in the three months ended March 31, 2025. Net recognized gains were $63 million in the three months ended March 31, 2024. The fluctuations in recognized gains and losses, net in the three months ended March 31, 2025 as compared to the corresponding period in 2024 are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $54 million, or 9%, in the three months ended March 31, 2025 compared to the corresponding period in 2024. The increase is due to inflationary salary increases and increased variable costs from a modest increase in revenues. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 65% and 67% for the three months ended March 31, 2025 and 2024, respectively. Average employee count in the Title segment was 21,399 and 20,516 in the three months ended March 31, 2025 and 2024, respectively.
Other operating expenses increased by $28 million, or 10%, in the three months ended March 31, 2025, from the corresponding period in 2024. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 30% and 31% in the three months ended March 31, 2025 and 2024, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2023:

	Three months ended March 31,
	2025	%	2024	%
	(Dollars in millions)
Agent premiums	$681	100%	$593	100%
Agent commissions	528	78%	460	78%
Net retained agent premiums	$153	22%	$133	22%
The claim loss provision for title insurance was $54 million and $46 million for the three months ended March 31, 2025 and 2024, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
F&G
Segment Overview
Through our majority-owned F&G subsidiary, we have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations ("IMOs"), banks, and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s ownership and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes ("FABN") and pension risk transfer ("PRT") transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta ("FHLB"). The PRT solutions business is supported by an experienced team, and we partner with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone ISG-I Advisors LLC (“Blackstone”).
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
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during 2023, we began to execute pay-float and receive-fixed interest rate swaps.
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

F&G Results of Operations
The results of operations of our F&G segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Revenues	(In millions)
Life insurance premiums and other fees	$489	$718
Interest and investment income	666	616
Owned distribution revenues	16	23
Recognized gains and (losses), net	(263)	212
Total revenues	908	1,569
Benefits and expenses
Benefits and other changes in policy reserves	524	1,161
Market risk benefit (gains) losses	109	(11)
Depreciation and amortization	153	123
Personnel costs	67	66
Other operating expenses	41	58
Interest expense	40	30
Total benefits and expenses	934	1,427
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$(26)	$142
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In millions)
Life-contingent pension risk transfer premiums	$311	$584
Traditional life insurance and life-contingent immediate annuity premiums	10	12
Surrender charges	57	43
Policyholder fees and other income	111	79
Life insurance premiums and other fees	$489	$718
•Life-contingent pension risk transfer premiums decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies. The increase in termination activity is primarily due to the higher interest rate environment.
•Policyholder fees and other income increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting a reinsurance true-up adjustment, increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In millions)
Fixed maturity securities, available-for-sale	$549	$516
Equity securities	5	6
Preferred securities	3	6
Mortgage loans	82	66
Invested cash and short-term investments	34	28
Limited partnerships	54	54
Other investments	2	10
Gross investment income	$729	$686
Investment expense	(63)	(70)
Interest and investment income	$666	$616
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $184 million and $127 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three and three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In millions)
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(16)	$48
Change in allowance for expected credit losses	(22)	—
Net realized and unrealized gains (losses) on certain derivatives instruments	(184)	179
Change in fair value of reinsurance related embedded derivatives	(41)	(18)
Change in fair value of other derivatives and embedded derivatives	—	3
Recognized gains and losses, net	$(263)	$212
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(42) million for the three month period ended March 31, 2025, and $(19) million for the three month period ended March 31, 2024, respectively.
•For the three months ended March 31, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities.
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
•The change in allowance for expected credit losses primarily relates to available for sale securities.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(In millions)
Equity options:
Realized gains (losses)	$(20)	$11
Change in unrealized (losses) gains	(214)	239
Futures contracts:
Gains (losses) on futures contracts expiration	(1)	7
Change in unrealized (losses) gains	6	(1)
Interest rate swap (losses) gains	49	(80)
Other derivative investments
Gains (losses) on other derivative investments	(4)	3
Total net change in fair value	$(184)	$179

Annual Point-to-Point Change in S&P 500 Index during the periods	6%	28%
Secured Overnight Financing Rates	4.41%	5.34%
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
The average index credits to policyholders are as follows:

	Three months ended March 31,
	2025	2024
Average Crediting Rate	5%	3%
S&P 500 Index:
Point-to-point strategy	5%	3%
Monthly average strategy	4%	3%
Monthly point-to-point strategy	4%	3%
3 year high water mark	2%	5%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended March 31,
	2025	2024
	(In millions)
PRT agreements	$314	$598
Indexed annuities/IUL market related liability movements	(240)	225
Index credits, interest credited and bonuses	438	327
Other changes in policy reserves	12	11
Benefits and other changes in policy reserves	$524	$1,161
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three months ended March 31, 2025 and March 31, 2024, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased (decreased) the direct indexed annuities market related liability by $47 million and $(84) million during the three months ended March 31, 2025 and March 31, 2024, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees.
◦During the three months ended March 31, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $21 million for the three months ended March 31, 2025.
◦During the three months ended March 31, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in total benefits and other changes in policy reserves of $57 million for the three months ended March 31, 2024.
•Index credits, interest credited and bonuses for the three months ended March 31, 2025, were higher compared to the three months ended March 31, 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
Market Risk Benefit losses (gains)
Below is a summary of market risk benefit losses (gains):

	Three months ended March 31,
	2025	2024
	(In millions)
Market risk benefit losses (gains)	$109	$(11)
•Market risk benefit losses (gains) is primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit losses (gains) are reported net of reinsurance, reflecting an amended reinsurance agreement effective July 1, 2024.

•Changes in market risk benefit losses (gains) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended March 31,
	2025	2024
	(In millions)
Amortization of DAC, VOBA and DSI	$134	$107
Amortization of other intangible assets and fixed asset depreciation	19	16
Depreciation and amortization	$153	$123
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process during the three months ended September 30, 2024, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended March 31,
	2025	2024
	(In millions)
Personnel costs	$67	$66
Other operating expenses	41	58
Total personnel costs and other operating expenses	$108	$124
•Personnel costs and other operating expenses for the three months ended March 31, 2025 were lower compared to the three months ended March 31, 2024, primarily reflecting disciplined expense management, costs in line with sales volumes and growth in assets, along with continued investments in our operating platform.

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
As of March 31, 2025 and December 31, 2024, the fair value of our investment portfolio was approximately $60 billion and $60 billion, respectively, and was divided among the following asset classes and sectors:

	March 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$209	—%	$158	—%
United States Government sponsored entities	94	—	95	—
United States municipalities, states and territories	1,370	2	1,346	2
Foreign Governments	224	—	186	—
Corporate securities:
Finance, insurance and real estate	9,038	15	8,611	14
Manufacturing, construction and mining	1,451	3	1,139	2
Utilities, energy and related sectors	3,137	5	2,971	5
Wholesale/retail trade	3,236	5	3,210	5
Services, media and other	4,638	8	4,547	8
Hybrid securities	512	1	581	1
Non-agency residential mortgage-backed securities	2,647	4	2,693	5
Commercial mortgage-backed securities (a)	5,091	9	5,131	9
Asset-backed securities ("ABS") (a)	6,990	12	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	9,272	15	5,379	9
Total fixed maturity available for sale securities	47,909	79	46,317	77
Equity securities (b)	354	1	415	1
Limited partnerships:
Private equity	1,947	3	1,830	3
Real assets	719	1	437	1
Credit	1,185	2	1,021	2
Limited partnerships	3,851	6	3,288	6
Commercial mortgage loans	2,534	4	2,404	4
Residential mortgage loans	3,338	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	1,680	3	1,753	3
Short term investments	549	1	2,410	4
Total investments	$60,215	100%	$59,503	100%
(a) Balances at March 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b) Includes investment grade non-redeemable preferred stocks ($203 million and $222 million as of March 31, 2025 and December 31, 2024, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$32,410	$30,526	64%	$31,258	$29,174	63%
BBB	2	16,376	15,312	32	16,254	15,082	33
BB	3	1,570	1,516	3	1,591	1,538	3
B	4	415	388	1	375	353	1
CCC	5	98	62	—	100	68	—
CC and lower	6	157	105	—	151	102	—
Total		$51,026	$47,909	100%	$49,729	$46,317	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO	$9,272	19%
ABS other	6,990	14
Commercial mortgage backed securities	5,091	11
Diversified financial services	4,255	9
Whole loan collateralized mortgage obligation	2,616	5
Banking	2,005	4
Insurance	1,831	4
Municipal	1,370	3
Electric	1,274	3
Telecommunications	815	2
Total	$35,519	74%

	December 31, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS other	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2025 and December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2025
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:	(In millions)
Due in one year or less	$603	$603
Due after one year through five years	4,117	4,103
Due after five years through ten years	5,124	5,011
Due after ten years	16,713	14,098
Subtotal	$26,557	$23,815
Other securities, which provide for periodic payments:
Asset-backed securities	$16,429	$16,262
Commercial-mortgage-backed securities	5,260	5,091
Residential mortgage-backed securities	2,780	2,741
Subtotal	$24,469	$24,094
Total fixed maturity available-for-sale securities	$51,026	$47,909

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $5 million and $44 million as of March 31, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, approximately 92% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of March 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $55 million and a net unrealized loss of $207 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of March 31, 2025 and December 31, 2024. Balances as of March 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		March 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,227	75%	$7,963	78%
BBB	2	1,513	21	1,633	16
BB	3	187	3	445	4
B	4	7	—	183	2
CCC	5	7	—	8	—
CC and lower	6	49	1	38	—
Total		$6,990	100%	$10,270	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of March 31, 2025 and December 31, 2024. Balances as of March 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		March 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$6,673	72%	$3,411	63%
BBB	2	1,600	17	1,396	26
BB	3	800	9	524	10
B	4	162	2	10	—
CCC	5	—	—	—	—
CC and lower	6	37	—	38	1
Total		$9,272	100%	$5,379	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$245	$207	$247	$205
Special revenue bonds	1,330	1,149	1,329	1,128
Certificate participations	16	14	16	13
Total	$1,591	$1,370	$1,592	$1,346
Across all municipal bonds, the largest issuer represented 5% of the category and less than 1% of the total portfolio for both March 31, 2025 and December 31, 2024, and is rated NAIC 1 as of March 31, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% of our municipal bond exposure rated NAIC 1 as of March 31, 2025 and December 31, 2024, respectively.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of March 31, 2025 and December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 55%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of March 31, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of March 31, 2025 and December 31, 2024. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	10	$17	$—	$(1)	$16
United States Government sponsored agencies	51	24	—	(2)	22
United States municipalities, states and territories	164	1,390	—	(226)	1,164
Foreign Governments	42	218	—	(42)	176
Corporate securities:
Finance, insurance and real estate	705	6,056	(14)	(640)	5,402
Manufacturing, construction and mining	146	1,287	—	(148)	1,139
Utilities, energy and related sectors	443	2,821	—	(513)	2,308
Wholesale/retail trade	483	2,867	—	(463)	2,404
Services, media and other	591	4,322	—	(827)	3,495
Hybrid securities	35	435	—	(28)	407
Non-agency residential mortgage-backed securities	251	1,005	(1)	(77)	927
Commercial mortgage-backed securities	326	2,435	(49)	(170)	2,216
Asset-backed securities	726	8,352	(13)	(326)	8,013
Total fixed maturity available for sale securities	3,973	31,229	(77)	(3,463)	27,689
Equity securities	25	305	—	(82)	223
Total investments	3,998	$31,534	$(77)	$(3,545)	$27,912

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,545 million and $3,837 million as of March 31, 2025 and December 31, 2024, respectively. Most components of the portfolio exhibited price appreciation caused primarily by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $31,534 million and $29,405 million as of March 31, 2025 and December 31, 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 81% for services, media and other for both March 31, 2025 and December 31, 2024. In the aggregate, services, media and other represented 23% of the total unrealized loss position for both March 31, 2025 and December 31, 2024.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	6	$18	$17	$—	$(1)
Six months or more and less than twelve months	2	11	10	—	(1)
Twelve months or greater	95	1,236	811	—	(425)
Total investment grade	103	1,265	838	—	(427)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	7	112	75	(14)	(23)
Total below investment grade	7	112	75	(14)	(23)
Total	110	$1,377	$913	$(14)	$(450)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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
There were 72 and 45 structured securities with a fair value of $241 million and $146 million to which we had potential credit exposure as of March 31, 2025 and December 31, 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $66 million and $62 million as of March 31, 2025 and December 31, 2024, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2025 and December 31, 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2025 and December 31, 2024, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended March 31,
	2025	2024
Revenues:	(In millions)
Escrow, title-related and other fees	$35	$56
Interest and investment income	39	38
Recognized gains and losses, net	1	—
Total revenues	75	94
Expenses:
Personnel costs	31	43
Other operating expenses	23	26
Depreciation and amortization	7	8
Interest expense	20	19
Total expenses	81	96
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(6)	$(2)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $19 million, or 20%, in the three months ended March 31, 2025 from the corresponding period in 2024. The decrease in the three months ended March 31, 2025 from the corresponding period in 2024 is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $1 million in the three months ended March 31, 2025 as compared to an increase in valuations associated with our deferred compensation plan assets of $17 million in the corresponding period in 2024.
Personnel costs in the Corporate and Other segment decreased $12 million, or 28%, in the three months ended March 31, 2025, from the corresponding period in 2024. The decrease in the three months ended March 31, 2025 from the corresponding period in 2024 is primarily attributable to the aforementioned decrease in valuations associated with our deferred compensation plan assets of $18 million, which decreased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment decreased $3 million, or 12%, in the three months ended March 31, 2025 from the corresponding period in 2024. The decrease in the three months ended March 31, 2025 from the corresponding period in 2024 is attributable to various immaterial items.
Interest expense in the Corporate and Other segment increased $1 million in the three months ended March 31, 2025 from the corresponding period in 2024.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.50 per share in the first quarter of 2025, or approximately $136 million to our common shareholders. On May 7, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on June 30, 2025, to FNF common shareholders of record as of June 16, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of March 31, 2025, we had cash and cash equivalents of $4,484 million, short term investments of $1,161 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $385 million. On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G used the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the "5.50% F&G Senior Notes"). The notes were redeemed for a redemption price equal to

100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share. In connection with the offering, F&G entered into an underwriting agreement, pursuant to which F&G granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of F&G common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters. F&G intends to use the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2024, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2025 of approximately $375 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2025 and 2024 totaled $1,115 million and $1,591 million, respectively. The decrease in cash provided by operating activities in the 2025 period of $476 million is primarily attributable to net cash outflows associated with the change in derivative collateral liabilities of $135 million in the 2025 period as compared to net cash inflows of $151 million in the 2024 period, decreased net cash inflows associated with the change in future policy benefits of $295 million and decreased net cash inflows associated with the change in funds withheld by reinsurers of $292 million, partially offset decreased net cash outflows associated with the changes in other assets and other liabilities of $247 million.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were $785 million and $1,096 million, respectively. The decrease in cash used in investing activities in the 2025 period of $311 million was primarily attributable to increased cash inflows from proceeds from sales, calls and maturities of investment securities of $1,288 million, increased net cash inflows associated with net proceeds from sales and maturities of short-term investment securities of $417 million and decreased net cash outflows associated with acquisitions of $284 million, partially offset by increased cash outflows associated with the purchases of investment securities of $1,309 million and increased cash outflows associated with additional investments in unconsolidated affiliates of $393 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $37 million and $35 million for the three months ended March 31, 2025 and 2024, respectively.

Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2025 and 2024 were $675 million and $255 million, respectively. The increase in cash provided by financing activities in the 2025 period of $420 million was primarily attributable to cash inflows associated with the public offering of the 7.30% F&G Notes of $375 million in the 2025 period, increased cash inflows associated with the change in contractholder account deposits of $860 million, net cash inflows associated with the change in secured trust deposits of $77 million in 2025 as compared to net cash outflows of $38 million in 2024 and cash inflows associated with F&G's common stock issuance of $117 million in 2025, partially offset by cash outflows associated with the change in contractholder account withdrawals of $711 million and cash outflows associated with the redemption of the 5.50% F&G Senior notes of $300 million in 2025.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved a three-year repurchase program (the "2021 Repurchase Program") under which we were authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2024. Since the commencement of the 2021 Repurchase Program, we repurchased a total of 16,449,565 FNF common shares for approximately $701 million, at an average price of $42.60 per share. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 390,000 shares of FNF common stock under the 2024 Repurchase Program during the three months ended March 31, 2025 for approximately $25 million, at an average price of $63.42. Subsequent to March 31, 2025 and through market close on May 8, 2025, we repurchased a total of 60,000 shares for approximately $4 million, at an average price of $64.31 under this program.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2024.
We have unfunded investment commitments as of March 31, 2025 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no material changes as of the date of this report to the risk factors disclosed in “Item IA. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2025 - 1/31/2025	—	$—	—	25,000,000
2/1/2025 - 2/28/2025	75,000	61.71	75,000	24,925,000
3/1/2025 - 3/31/2025	315,000	63.83	315,000	24,610,000
Total	390,000	$63.42	390,000
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:

4.1	Indenture, between F&G, and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).

4.2
Form of First Supplemental Indenture relating to the 7.300% Junior Subordinated Notes due 2065, between F&G Annuities and Life, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.2 on the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).

4.3
Form of 7.300% Junior Subordinated Note due 2065 (included in Exhibit 4.2 and incorporated by reference to Exhibit No. 4.3 on the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2***	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
** Filed herewith.
***Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2025	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)