Form 10-Q
period 2025-06-30
Fidelity National Financial, Inc.
filed 2025-08-07
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32630

FIDELITY NATIONAL FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1725106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of July 31, 2025 were:
FNF Common Stock    271,722,556

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2025

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of June 30, 2025 and December 31, 2024, at an amortized cost of $55,028 and $51,681, respectively, net of allowance for credit losses of $103 and $67, respectively, and includes pledged fixed maturity securities of $445 and $495, respectively, related to secured trust deposits	$52,047	$48,218
Preferred securities, at fair value	436	443
Equity securities, at fair value	490	642
Derivative investments	936	794
Mortgage loans, net of allowance for credit losses of $75 and $70 as of June 30, 2025 and December 31, 2024, respectively	6,940	5,926
Investments in unconsolidated affiliates	4,469	3,731
Other long-term investments	1,253	811
Short-term investments	1,451	3,050
Total investments	68,022	63,615
Cash and cash equivalents, as of June 30, 2025 and December 31, 2024 includes $390 and $69, respectively, of pledged cash related to secured trust deposits	3,272	3,479
Trade and notes receivables, net of allowance for credit losses of $33 as of June 30, 2025 and December 31, 2024	477	471
Reinsurance recoverable, net of allowance for credit losses of $18 and $20 as of June 30, 2025 and December 31, 2024, respectively	15,781	13,380
Goodwill	5,272	5,271
Prepaid expenses and other assets	2,010	1,938
Market risk benefits asset	213	189
Lease assets	346	351
Other intangible assets, net	6,326	5,976
Title plants	421	420
Property and equipment, net	191	173
Total assets	$102,331	$95,263
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$59,813	$56,404
Future policy benefits	9,463	8,749
Accounts payable and accrued liabilities	3,704	3,249
Market risk benefits liability	711	549
Notes payable	4,397	4,321
Reserve for title claim losses	1,695	1,713
Funds withheld for reinsurance liabilities	12,469	10,758
Secured trust deposits	845	551
Lease liabilities	378	385
Income taxes payable	37	52
Total liabilities	93,512	86,731
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of June 30, 2025 and December 31, 2024; outstanding of 272 and 275 as of June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,022	5,976
Retained earnings	6,071	5,982
Accumulated other comprehensive loss	(1,849)	(2,052)
Treasury stock, 60 and 56 shares as of June 30, 2025 and December 31, 2024, at cost	(2,338)	(2,152)
Total Fidelity National Financial, Inc. shareholders’ equity	7,906	7,754
Non-controlling interests	913	778
Total equity	8,819	8,532
Total liabilities and equity	$102,331	$95,263
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$632	$564	$1,142	$1,004
Agency title insurance premiums	839	784	1,520	1,377
Escrow, title-related and other fees	1,289	1,115	2,354	2,396
Interest and investment income	777	783	1,537	1,493
Recognized gains and losses, net	98	(88)	(189)	187
Total revenues	3,635	3,158	6,364	6,457
Expenses:
Personnel costs	867	779	1,637	1,506
Agent commissions	654	609	1,182	1,069
Other operating expenses	416	387	793	756
Benefits and other changes in policy reserves	993	608	1,517	1,769
Market risk benefit (gains) losses	(4)	20	105	9
Depreciation and amortization	200	189	396	356
Provision for title claim losses	66	61	120	107
Interest expense	61	47	121	96
Total expenses	3,253	2,700	5,871	5,668
Earnings before income taxes and equity in earnings of unconsolidated affiliates	382	458	493	789
Income tax expense	98	116	127	179
Earnings before equity in earnings of unconsolidated affiliates	284	342	366	610
Equity in earnings of unconsolidated affiliates	9	1	10	2
Net earnings	293	343	376	612
Less: Net earnings attributable to non-controlling interests	15	37	15	58
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$278	$306	$361	$554
Earnings per share
Net earnings per share attributable to common shareholders, basic	$1.02	$1.13	$1.33	$2.04
Net earnings per share attributable to common shareholders, diluted	$1.02	$1.12	$1.32	$2.04

Weighted average common shares outstanding - basic	272	271	272	271
Weighted average common shares outstanding - diluted	273	273	273	272

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net earnings	$293	$343	$376	$612
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	138	(163)	405	(168)
Unrealized gain on investments in unconsolidated affiliates (2)	—	5	8	18
Unrealized gain (loss) on foreign currency translation (3)	21	(3)	27	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	(57)	(19)	(58)	(6)
Changes in current discount rate - future policy benefits (5)	(46)	92	(132)	183
Changes in instrument-specific credit risk - market risk benefits (6)	(28)	19	(5)	20
Other comprehensive (loss) earnings attributable to non-controlling interest (7)	(11)	11	(42)	(6)
Other comprehensive earnings (loss)	17	(58)	203	32
Comprehensive earnings	310	285	579	644
Less: Comprehensive earnings attributable to non-controlling interests	15	37	15	58
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$295	$248	$564	$586
_______________________________________

(1)Net of income tax expense (benefit) of $33 million and $(42) million for the three months ended June 30, 2025 and 2024 respectively, and $96 million and $(42) million for the six months ended June 30, 2025 and 2024 respectively.
(2)Net of income tax expense of $1 million for the three months ended June 30, 2024, and $2 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Net of income tax expense (benefit) of $6 million and $(1) million for the three months ended June 30, 2025 and 2024, respectively, and $7 million and $(2) million for the six months ended June 30, 2025 and 2024, respectively.
(4)Net of income tax benefit of $16 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $16 million and $1 million for the six months ended June 30, 2025 and 2024 respectively.
(5)Net of income tax (benefit) expense of $(14) million and $25 million for the three months ended June 30, 2025 and 2024, respectively, and $(35) million and $49 million for the six months ended June 30, 2025 and 2024, respectively.
(6)Net of income tax (benefit) expense of $(8) million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $(2) million and $5 million for the six months ended June 30, 2025 and 2024, respectively.
(7)Net of income tax (benefit) expense of $(3) million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $(11) million and $(2) million for the six months ended June 30, 2025 and 2024.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, March 31, 2024	329	$—	$5,924	$5,361	$(2,029)	56	$(2,131)	$712	$7,837
Exercise of stock options	—	—	9	—	—	—	—	—	9
Purchase of incremental share in consolidated subs	—	—	(8)	—	—	—	—	(6)	(14)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(163)	—	—	—	(163)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(3)	—	—	—	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(19)	—	—	—	(19)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	19	—	—	—	19
Change in current discount rate - liability for future policy benefits	—	—	—	—	92	—	—	—	92
Stock-based compensation	—	—	16	—	—	—	—	—	16
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	—	1
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	11	—	—	(11)	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(11)	(11)
Net earnings	—	—	—	306	—	—	—	37	343
Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981

Balance, March 31, 2025	331	$—	$6,008	$5,928	$(1,866)	57	$(2,177)	$904	$8,797
Purchase of incremental share in consolidated subs	—	—	(6)	—	—	—	—	(3)	(9)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	138	—	—	—	138
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	21	—	—	—	21
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(57)	—	—	—	(57)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(46)	—	—	—	(46)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(28)	—	—	—	(28)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(11)	—	—	11	—
Stock-based compensation	—	—	19	—	—	—	—	1	20
Repurchases of treasury stock	—	—	—	—	—	3	(161)	—	(161)
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	(1)	—
Dividends declared, $0.50 per common share	—	—	—	(135)	—	—	—	—	(135)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)
Net earnings	—	—	—	278	—	—	—	15	293
Balance, June 30, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	—	—	10	—	—	—	—	—	10
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(168)	—	—	—	(168)
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	18	—	—	—	18
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(9)	—	—	—	(9)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(6)	—	—	—	(6)
Change in current discount rate — liability for future policy benefits	—	—	—	—	183	—	—	—	183
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	20	—	—	—	20
Other comprehensive loss associated with noncontrolling interests	—	—	(1)	—	(6)	—	—	7	—
Stock-based compensation	—	—	31	—	—	—	—	2	33
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
Shares withheld for taxes in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Dividends declared, $0.96 per common share	—	—	—	(262)	—	—	—	—	(262)
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	136	136
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Net earnings	—	—	—	554	—	—	—	58	612
Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981

Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
Treasury stock repurchased	—	—	—	—	—	4	(186)	—	(186)
Purchase of incremental share in consolidated subs	—	—	(7)	—	—	—	—	(3)	(10)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	405	—	—	—	405
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	27	—	—	—	27
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(58)	—	—	—	(58)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(132)	—	—	—	(132)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss associated with noncontrolling interests			—	—	(42)			42	—
Stock-based compensation	—	—	40	—	—	—	—	1	41
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
F&G common stock offering	—	—	8	—	—	—	—	109	117
Dividends declared, $1.00 per common share	—	—	—	(272)	—	—	—	—	(272)
Subsidiary equity repurchases	—	—	—	—	—	—	—	(2)	(2)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(26)	(26)
Net earnings	—	—	—	361	—	—	—	15	376
Balance, June 30, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$376	$612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	356
Equity in earnings of unconsolidated affiliates	(10)	(2)
Gain on sales of investments and other assets and asset impairments, net	35	(81)
Interest credited/index credits to contractholder account balances	608	736
Change in market risk benefits, net	105	9
Deferred policy acquisition costs and deferred sales inducements	(645)	(682)
Charges assessed to contractholders for mortality and admin	(165)	(138)
Non-cash lease costs	65	66
Operating lease payments	(69)	(75)
Distributions from unconsolidated affiliates, return on investment	104	44
Stock-based compensation cost	41	33
Change in NAV of limited partnerships, net	(126)	(153)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	154	(121)
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral liabilities	95	221
Change in reinsurance recoverable	2	(16)
Change in future policy benefits	548	818
Change in funds withheld from reinsurers	1,607	1,577
Net increase in trade receivables	(16)	(16)
Net decrease in reserve for title claim losses	(17)	(48)
Net change in income taxes	(52)	79
Net change in other assets and other liabilities	(25)	(265)
Net cash provided by operating activities	3,011	2,954
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	6,451	4,177
Additions to property and equipment, capitalized software and title plants	(75)	(76)
Purchases of investment securities	(11,471)	(7,524)
Net proceeds from sales and maturities of short-term investment securities	1,750	1,269
Acquisitions and dispositions	(9)	(340)
Additional investments in unconsolidated affiliates	(1,087)	(669)
Distributions from unconsolidated affiliates, return of investment	180	124
Net other investing activities	(7)	18
Net cash used in investing activities	(4,268)	(3,021)
Cash flows from financing activities:
Borrowings	10	7
Debt offering	375	550
Debt service payments	(300)	(250)
Dividends paid	(271)	(261)
Subsidiary dividends paid to non-controlling interest shareholders	(26)	(17)
Additional investment in consolidated subsidiary	(9)	(21)
Net change in secured trust deposits	294	69
Payment of contingent consideration for prior period acquisitions	(22)	(10)
Contractholder account deposits	5,500	5,896
Contractholder account withdrawals	(4,430)	(3,767)
Purchases of treasury stock	(178)	—
F&G common stock offering	117	—
Other financing activities	(10)	(6)
Net cash provided by financing activities	1,050	2,190
Net (decrease) increase in cash and cash equivalents	(207)	2,123
Cash and cash equivalents at beginning of period	3,479	2,767
Cash and cash equivalents at end of period	$3,272	$4,890
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
Recent Developments
F&G Common Stock Issuance
On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share. In connection with the offering, F&G entered into an underwriting agreement, pursuant to which they granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option expired unexercised. F&G is using the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
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
7.30% F&G Junior Notes
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G is using the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. For further information, refer to Note N Notes Payable.
Income Tax
Income tax expense was $98 million and $116 million in the three months ended June 30, 2025 and 2024, respectively, and $127 million and $179 million in the six months ended June 30, 2025 and 2024, respectively. Income tax expense as a percentage of earnings before income taxes was 26% and 25% in the three months ended June 30, 2025 and 2024, respectively, and 26% and 23% in the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2025 as compared to the corresponding period in 2024 is primarily attributable to an increase in the valuation allowance recorded in the six months ended June 30, 2025 as compared to the corresponding period in 2024.

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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and six months ended June 30, 2025 and 2024.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $17 million and $44 million for the three months ended June 30, 2025 and 2024, respectively, and $32 million and $94 million for the six months ended June 30, 2025 and 2024, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Earnings.
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
Summary of Updated Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2024, we have updated the following significant accounting policies for Derivative Financial Instruments and Funds Withheld Arrangements, which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements, primarily as a result of executing certain derivative transactions.
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

Hedge Accounting
We designate certain derivatives to fair value or cash flow hedge relationships that hedge exposures to interest rates, foreign currency, or both, associated with changes in the fair value of a recognized asset or liability (“fair value hedge”) or a forecasted transaction or variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2025	2024
	(In millions)
Beginning balance	$1,713	$1,770
Change in insurance recoverable	(7)	(16)
Claim loss provision related to:
Current year	120	107
Total title claim loss provision	120	107
Claims paid, net of recoupments related to:
Current year	(6)	(5)
Prior years	(125)	(135)
Total title claims paid, net of recoupments	(131)	(140)
Ending balance of claim loss reserve for title insurance	$1,695	$1,721
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
In connection with the alcoholic beverage license scheme, the SEC filed a civil enforcement proceeding asserting claims for securities fraud against Champion-Cain and ANI in a lawsuit styled, Securities and Exchange Commission v. Gina Champion-Cain and ANI Development, LLC, pending in the United States District Court for the Southern District of California. The receiver, who was appointed by the court to preserve the assets of the defendant affiliated entities, then filed a lawsuit in San Diego County Superior Court against the Named Companies seeking damages in a lawsuit styled, Krista Freitag v. Chicago Title Co. and Chicago Title Ins. Co. The Named Companies reached a global settlement with the receiver and several other investor claimants and jointly sought court approval of the global settlement and entry of an order barring any claims against the Named Companies related to the alcoholic beverage license scheme. On November 23, 2022, the federal court overruled any objections by non-joining investors and entered an order approving the global settlement barring further claims against the Named Companies, among others (“Settlement and Bar Orders”). After her receipt of the settlement funds, the receiver dismissed the lawsuit against the Named Companies.
Some of the investor claimants who objected to the entry of the Settlement and Bar Orders appealed the decision to the United States Court of Appeals for the Ninth Circuit (Cases 22-56206, 22-56208, and 23-55083). On February 20, 2025, the Ninth Circuit affirmed the district court’s Settlement and Bar Orders, barring all ongoing and future litigation against CTC, among others, stemming from the scheme operated by Ms. Champion-Cain. On April 10, 2025, the appellants filed a petition for rehearing or rehearing en banc requesting the Ninth Circuit to reconsider its decision, but the petition was denied.
The investor claimants who unsuccessfully appealed the entry of the Settlement and Bar Orders to the Ninth Circuit filed petitions for writ of certiorari requesting that the U.S. Supreme Court review the lower court decisions. Their petitions argue that conflicting rulings among U.S. Circuit Courts of Appeal exist regarding the appropriateness of bar orders in equitable receiverships. The U.S. Supreme Court has not yet decided whether it will hear the cases (Cases 24-1192 and Kim Peterson, et

al., Petitioners v. Krista Freitag, Receiver, et al., Respondents). The remaining lawsuits pending in the Superior Court of San Diego County for the State of California involving claimants/investors who objected to the Settlement and Bar Orders are stayed pending the conclusion of the appellate process.
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
Note C — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability ("entry price"). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with net asset value. The three-level hierarchy for fair value measurement is defined as follows:
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

	June 30, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,272	$—	$—	$—	$3,272
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	8,984	9,361	—	18,345
Commercial mortgage-backed securities	—	5,387	3	—	5,390
Corporates	41	19,133	3,165	—	22,339
Hybrids	36	525	5	—	566
Municipals	—	1,346	3	—	1,349
Residential mortgage-backed securities	—	2,956	5	—	2,961
U.S. Government	767	6	—	—	773
Foreign Governments	102	199	23	—	324
Preferred securities	176	252	8	—	436
Equity securities	453	—	15	22	490
Derivative investments	—	936	—	—	936
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	36	—	36
Short term investments	1,266	180	5	—	1,451
Loan receivable, included in Prepaid expenses and other assets	—	—	18	—	18
Market risk benefits asset	—	—	213	—	213
Other assets	—	—	140	—	140
Total financial assets at fair value	$6,113	$39,904	$13,272	$22	$59,311
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$5,727	$—	$5,727
Foreign currency swaps and other derivative instruments, included in Accounts payable and accrued liabilities	—	1	5	—	6
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(17)	—	—	(17)
Contingent consideration obligation, included in Accounts payable and accrued liabilities	—	—	67	—	67
Market risk benefits liability	—	—	711	—	711
Total financial liabilities at fair value	$—	$(16)	$6,510	$—	$6,494

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,479	$—	$—	$—	$3,479
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,513	8,143	—	15,656
Commercial mortgage-backed securities	—	5,182	—	—	5,182
Corporates	41	18,698	2,957	—	21,696
Hybrids	35	546	—	—	581
Municipals	—	1,386	—	—	1,386
Residential mortgage-backed securities	—	2,793	3	—	2,796
U.S. Government	631	6	—	—	637
Foreign Governments	—	280	4	—	284
Preferred securities	189	246	8	—	443
Equity securities	575	—	10	57	642
Derivative investments	—	791	3	—	794
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,995	18	37	—	3,050
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Other assets	—	—	65	—	65
Total financial assets at fair value	$7,945	$37,459	$11,734	$57	$57,195
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration obligation, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$1	$(99)	$5,843	$—	$5,745
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2025 or December 31, 2024.
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
The fair value measurement of the indexed annuities/IUL embedded derivatives included in Contractholder funds and the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2025 and December 31, 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Contingent Consideration Obligation
The contingent consideration is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar, LLC's ("Roar") EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2025 and December 31, 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2025
	(In millions)			June 30, 2025
Assets
Asset-backed securities	$111	Third-Party Valuation	Discount Rate	5.27% - 7.43% (6.45%)
Corporates	9	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (97.22%)
Corporates	672	Third-Party Valuation	Discount Rate	3.85% - 23.39% (6.41%)
Municipals	3	Third-Party Valuation	Discount Rate	5.36% - 5.36% (5.36%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.70% - 5.70% (5.70%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	9.07% - 9.07% (9.07%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	14.10% - 14.10% (14.10%)
		Market Comparable Company Analysis	EBITDA multiple	5.6x - 5.6x (5.6x)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.4x - 12.4x (9.80x)
Other long-term investments:
Available-for-sale embedded derivative	36	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	18	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.81% - 6.81% (6.81%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Other assets	140	Discounted Cash Flow	Discount Rate	7.66% - 12.52% (9.35%)
			Conditional Prepayment Rate	5.95% -13.85% (8.19%)
Market risk benefits asset	213	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	0.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.37%)
Total financial assets at fair value (a)	$1,486
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,727	Discounted Cash Flow	Market Value of Option	0.00% - 20.78% (2.76%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.55%)
			Partial Withdrawals	2.00% - 37.04% (2.71%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.75%)
Accounts payable and accrued liabilities:
Contingent consideration	67	Discounted Cash Flow	Risk-Adjusted Discount Rate	12.50% - 12.50% (12.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.00% - 6.00% (6.00%)
Market risk benefits liability	711	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	0.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.37%)
Total financial liabilities at fair value	$6,505
(a) Assets of $11,784 million and liabilities of $5 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2024
	(In millions)			December 31, 2024
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15%% (6.33%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Corporates	7	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (96.45%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	4.80% - 14.10% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.8x - 7.5x (7.0x)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6xx)
Other assets	65	Discounted Cash Flow	Discount Rate	10.60% - 12.00% (11.30%)
			Conditional Prepayment Rate	6.24% - 11.99% (9.12%)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% -24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% -75.00% (61.77%)
Total financial assets at fair value (a)	$1,433
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.68%)
Accounts payable and accrued liabilities:
Contingent consideration	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a) Assets of $10,301 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2025 and 2024. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer to (from) Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,848	$(4)	$27	$694	$(55)	$(214)	$65	$9,361	$27
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	3,006	(3)	6	367	(14)	(194)	(3)	3,165	7
Hybrids	6	—	(1)	—	—	—	—	5	—
Municipals	4	—	—	—	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	10	—	—	5	—	—	—	15	—
Derivative investments	1	(2)	—	1	—	—	—	—	—
Investment in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	40	—	—	3	—	(38)	—	5	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Other assets	67	2	—	71	—	—	—	140	—
Subtotal Level 3 assets at fair value	$12,331	$(7)	$36	$1,153	$(69)	$(447)	$62	$13,059	$38
Market risk benefits asset (c)	187							213
Total Level 3 assets at fair value	$12,518							$13,272
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,316	$202	$—	$328	$—	$(119)	$—	$5,727	$—
Foreign currency swaps and other derivative instruments	1	4	—	—	—	—	—	5	—
Accounts payable and accrued liabilities:
Contingent consideration	64	3	—	—	—	—	—	67	—
Subtotal Level 3 liabilities at fair value	$5,381	$209	$—	$328	$—	$(119)	$—	$5,799	$—
Market risk benefits liability (c)	635							711
Total Level 3 liabilities at fair value	$6,016							$6,510
(a) The net transfers to (from) Level 3 during the three months ended June 30, 2025 were exclusively from Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note O Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,736	$27	$6	$704	$(60)	$(344)	$(27)	$8,042	$3
Commercial mortgage-backed securities	12	—	—	57	—	—	(54)	15	—
Corporates	2,184	—	2	303	(93)	(20)	(21)	2,355	—
Municipals	18	—	—	—	(18)	—	—	—	—
Residential mortgage-backed securities	4	—	—	—	—	—	(1)	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Investment in unconsolidated affiliates	343	15	—	—	—	—	—	358	—
Short term investments	9	—	—	62	—	—	—	71	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	14	(1)	—	—	—	—	—	13	—
Derivative investments	9	(2)	1	—	—	—	—	8	1
Other assets	—	—	—	50	—	—	—	50	—
Other long-term investments:
Available-for-sale embedded derivative	30	—	1	—	—	—	—	31	1
Credit linked note	9	1	—	—	—	(4)	—	6	—
Subtotal Level 3 assets at fair value	$10,381	$40	$10	$1,176	$(171)	$(368)	$(103)	$10,965	$5
Market risk benefits asset (b)	95							103
Total Level 3 assets at fair value	$10,476							$11,068
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$4,679	$(56)	$—	$333	$—	$(108)	$—	$4,848	$—
Interest rate swaps	19	9	—	—	—	—	—	28
Accounts payable and accrued liabilities:
Contingent consideration	57	6	—	—	—	—	—	63	—
Subtotal Level 3 liabilities at fair value	$4,755	$(41)	$—	$333	$—	$(108)	$—	$4,939	$—
Market risk benefits liability (b)	425							459
Total Level 3 liabilities at fair value	$5,180							$5,398
(a) The net transfers from Level 3 during the three months ended June 30, 2024 were exclusively to Level 2.
(b) Refer to Note O Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

	Six months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer to (from) Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(3)	$30	$1,723	$(198)	$(399)	$65	$9,361	$29
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	2,957	(16)	41	719	(328)	(205)	(3)	3,165	40
Hybrids	—	—	(1)	6	—	—	—	5	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Preferred securities	8	(1)	1	—	—	—	—	8	—
Equity securities	10	—	—	5	—	—	—	15	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investment in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	37	—	—	6	—	(38)	—	5	—
Prepaid expenses and other assets
Other assets	65	1	—	74	—	—	—	140	—
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Subtotal Level 3 assets at fair value	$11,545	$(21)	$73	$2,569	$(526)	$(643)	$62	$13,059	$71
Market risk benefits asset (c)	189							213
Total Level 3 assets at fair value	$11,734							$13,272
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$5,220	$135	$—	$584	$—	$(212)	$—	$5,727	$—
Foreign currency swaps and other derivative instruments	—	5	—	—	—	—	—	5	—
Contingent consideration	74	5	—	—	—	(12)	—	67	—
Subtotal Level 3 liabilities at fair value	$5,294	$145	$—	$584	$—	$(224)	$—	$5,799	$—
Market risk benefits liability (c)	549							711
Total Level 3 liabilities at fair value	$5,843							$6,510
(a) The net transfers to (from) Level 3 during the six months ended June 30, 2025 were exclusively from Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note O Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$15	$110	$1,466	$(79)	$(546)	$(46)	$8,042	$107
Commercial mortgage-backed securities	18	—	—	58	—	—	(61)	15	—
Corporates	1,979	—	14	520	(96)	(42)	(20)	2,355	13
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Investment in unconsolidated affiliates	285	73	—	—	—	—	—	358	—
Short term investments	—	—	—	71	—	—	—	71	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(2)	—	—	—	—	—	13	—
Derivative investments	57	(50)	1	—	—	—	—	8	1
Other assets	—	—	—	50	—	—	—	50	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	4	—	—	—	—	31	4
Credit linked note	10	1	—	—	—	(5)	—	6	—
Subtotal Level 3 assets at fair value	$9,589	$37	$130	$2,166	$(225)	$(604)	$(128)	$10,965	$126
Market risk benefits asset (b)	88							103
Total Level 3 assets at fair value	$9,677							$11,068
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$4,258	$144	$—	$621	$—	$(175)	$—	$4,848	$—
Interest rate swaps	—	28	—	—	—	—	—	28	—
Contingent consideration (c)	—	15	—	48	—	—	—	63	—
Subtotal Level 3 liabilities at fair value	$4,258	$187	$—	$669	$—	$(175)	$—	$4,939	$—
Market risk benefits liability (b)	403							459
Total Level 3 liabilities at fair value	$4,661							$5,398
(a) The net transfers from Level 3 during the six months ended June 30, 2024 were exclusively to Level 2.
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

Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates accounted for under the equity method of accounting were $167 million and $166 million as of June 30, 2025 and December 31, 2024, respectively.
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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As of June 30, 2025 and December 31, 2024, there were no outstanding balances under the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	June 30, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$134	$—	$—	$134	$134
Commercial mortgage loans	—	—	2,827	—	2,827	3,068
Residential mortgage loans	—	—	3,632	—	3,632	3,872
Investments in unconsolidated affiliates	—	—	3	4,026	4,029	4,029
Policy loans	—	—	125	—	125	125
Other invested assets	44	—	—	50	94	94
Company-owned life insurance	—	—	864	—	864	864
Trade and notes receivables, net of allowance	—	—	477	—	477	477
Total	$44	$134	$7,928	$4,076	$12,182	$12,663

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$48,958	$—	$48,958	$54,086
Debt	—	4,179	—	—	4,179	4,397
Total	$—	$4,179	$48,958	$—	$53,137	$58,483

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Other invested assets	42	—	—	48	90	90
Company-owned life insurance	—	—	431	—	431	431
Trade and notes receivables, net of allowance	—	—	471	—	471	471
Total	$42	$153	$6,331	$3,336	$9,862	$10,468

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Debt	—	3,781	—	—	3,781	4,321
Total	$—	$3,781	$46,339	$—	$50,120	$55,505
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,471	$(24)	$185	$(287)	$18,345
Commercial mortgage-backed securities	5,537	(53)	65	(159)	5,390
Corporates	24,727	(26)	210	(2,572)	22,339
Hybrids	588	—	3	(25)	566
Municipals	1,584	—	3	(238)	1,349
Residential mortgage-backed securities	2,985	—	54	(78)	2,961
U.S. Government	770	—	7	(4)	773
Foreign Governments	366	—	2	(44)	324
Total available-for-sale securities	$55,028	$(103)	$529	$(3,407)	$52,047

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,784	$(13)	$202	$(317)	$15,656
Commercial mortgage-backed/asset-backed securities	5,379	(49)	53	(201)	5,182
Corporates	24,425	(5)	108	(2,832)	21,696
Hybrids	604	—	6	(29)	581
Municipals	1,638	—	3	(255)	1,386
Residential mortgage-backed securities	2,869	—	32	(105)	2,796
U.S. Government	645	—	2	(10)	637
Foreign Governments	337	—	—	(53)	284
Total available-for-sale securities	$51,681	$(67)	$406	$(3,802)	$48,218
Securities held on deposit with various state regulatory authorities had a fair value of $156 million and $997 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company held $35 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of June 30, 2025 and December 31, 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $512 million and $476 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,624 million and $4,289 million as of June 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2025		December 31, 2024
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$778	$775	$961	$955
Due after one year through five years	4,701	4,695	4,616	4,544
Due after five years through ten years	5,417	5,359	5,311	5,126
Due after ten years	17,139	14,522	16,761	13,959
Subtotal	28,035	25,351	27,649	24,584
Other securities, which provide for periodic payments:
Asset-backed securities	18,471	18,345	15,784	15,656
Commercial mortgage-backed securities	5,537	5,390	5,379	5,182
Residential mortgage-backed securities	2,985	2,961	2,869	2,796
Subtotal	26,993	26,696	24,032	23,634
Total fixed maturity available-for-sale securities	$55,028	$52,047	$51,681	$48,218
Allowance for Expected Credit Loss
We regularly review AFS securities for declines in fair value that we determine to be credit related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit related, and if so, the magnitude of the credit loss:
•The extent to which the fair value is less than the amortized cost basis;
•The reasons for the decline in value (credit event, foreign currency or interest-rate related, including general credit spread widening);
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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of June 30, 2025 and December 31, 2024, our allowance for expected credit losses for AFS securities was $103 million and $67 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$2,676	$(23)	$2,488	$(254)	$5,164	$(277)
Commercial mortgage-backed securities	441	(12)	1,269	(130)	1,710	(142)
Corporates	4,286	(124)	9,507	(2,448)	13,793	(2,572)
Hybrids	75	(4)	351	(21)	426	(25)
Municipals	243	(13)	976	(225)	1,219	(238)
Residential mortgage-backed securities	316	(2)	417	(72)	733	(74)
U.S. Government	83	(1)	93	(3)	176	(4)
Foreign Government	60	(1)	164	(43)	224	(44)
Total available-for-sale securities	$8,180	$(180)	$15,265	$(3,196)	$23,445	$(3,376)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,582
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,141
Total number of available-for-sale securities in an unrealized loss position						3,723

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	727	(11)	1,513	(175)	2,240	(186)
Corporates	6,831	(208)	9,866	(2,624)	16,697	(2,832)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	1,006	(243)	1,267	(255)
Residential mortgage-backed securities	899	(16)	460	(89)	1,359	(105)
U.S. Government	313	(4)	122	(5)	435	(9)
Foreign Government	120	(5)	157	(48)	277	(53)
Total available-for-sale securities	$10,420	$(290)	$16,141	$(3,485)	$26,561	$(3,775)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,005
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,305
Total number of available-for-sale securities in an unrealized loss position						4,310

The unrealized losses as of June 30, 2025 and December 31, 2024 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2025 was primarily attributable to interest rate increases, near-term illiquidity and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for both June 30, 2025 and December 31, 2024. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$17	1%	$17	1%
Industrial	657	21	657	24
Mixed Use	71	2	11	—
Multifamily	1,111	36	1,006	37
Office	348	11	349	13
Retail	183	6	98	4
Student Housing	83	3	83	3
Other	615	20	501	18
Total CMLs, gross of valuation allowance	$3,085	100%	$2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$3,068		$2,705

U.S. Region:
East North Central	$99	3%	$98	4%
East South Central	75	2	75	3
Middle Atlantic	348	11	354	13
Mountain	408	13	409	15
New England	174	6	164	6
Pacific	726	24	706	26
South Atlantic	1,008	33	683	25
West North Central	63	2	62	2
West South Central	184	6	171	6
Total CMLs, gross of valuation allowance	$3,085	100%	$2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$3,068		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the six month period ended June 30, 2025 and for the year ended December 31, 2024. CMLs segregated by aging of the loans (by year of origination) as of June 30, 2025 and December 31, 2024, were as follows, gross of valuation allowances:

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$355	$300	$234	$291	$1,253	$643	$3,076
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$355	$300	$234	$291	$1253	$652	$3,085

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at June 30, 2025 and December 31, 2024:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2025	(In millions)
LTV Ratios:
Less than 50.00%	$561	$43	$—	$604	20%	$586	21%
50.00% to 59.99%	916	130	12	1,058	34	977	34
60.00% to 74.99%	1,381	25	—	1,406	45	1,247	44
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$2,862	$202	$21	$3,085	100%	$2,827	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$51	$75	$106	$20	$75	$277	$604
50.00% to 59.99%	152	130	53	149	321	253	1,058
60.00% to 74.99%	152	91	71	113	857	122	1,406
75.00% to 84.99%	—	4	4	9	—	—	17
Total CMLs	$355	$300	$234	$291	$1253	$652	$3,085
CMLs
DSC Ratios
Greater than 1.25x	$345	$140	$222	$279	$1,241	$635	$2,862
1.00x - 1.25x	10	160	12	3	—	17	202
Less than 1.00x	—	—	—	9	12	—	21
Total CMLs	$355	$300	$234	$291	$1253	$652	$3,085

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
CMLs
DSC Ratios
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of June 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	June 30, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$194	5%
New York	178	5
California	177	5
All other states (a)	3,381	85
Total RMLs, gross of valuation allowance	3,930	100%
Allowance for expected credit loss	(58)
Total RMLs, net of valuation allowance	$3,872
(a)     The individual concentration of each state is less than 5% as of June 30, 2025.

	December 31, 2024
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)     The individual concentration of each state is less than 5% as of December 31, 2024.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2025 and December 31, 2024, was as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$3,863	98%	$3,188	97%
Non-performing	67	2	86	3
Total RMLs, gross of valuation allowance	3,930	100%	3,274	100%
Allowance for expected loan loss	(58)		(53)
Total RMLs, net of valuation allowance	$3,872		$3,221

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the six months ended June 30, 2025 or during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of June 30, 2025 and December 31, 2024, were as follows, gross of valuation allowances:

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$619	$765	$370	$866	$773	$437	$3,830
30-89 days past due	1	5	2	6	5	14	33
90 days or more past due	—	3	2	12	20	30	67
Total RMLs	$620	$773	$374	$884	$798	$481	$3,930

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274

    Non-accrual loans by amortized cost as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$67	$85
Commercial mortgage:	9	9
Total non-accrual mortgages	$76	$94

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2025 and 2024.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2025 and December 31, 2024, we had $76 million and $94 million, respectively, of mortgage loans that were over 90 days past due.
As of June 30, 2025 and December 31, 2024, we had $64 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(56)	$(17)	$(73)	$(53)	$(17)	$(70)
Provision expense for loan losses	(2)	—	(2)	(5)	—	(5)
Ending Balance	$(58)	$(17)	$(75)	$(58)	$(17)	$(75)

	Three months ended June 30, 2024			Six months ended June 30, 2024
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(13)	$(67)	$(54)	$(12)	$(66)
Provision benefit (expense) for loan losses	4	(1)	3	4	(2)	2
Ending Balance	$(50)	$(14)	$(64)	$(50)	$(14)	$(64)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the accrued interest receivable balance on CMLs totaled $9 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $34 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$572	$561	$1,141	$1,096
Equity securities	7	8	15	18
Preferred securities	7	10	13	18
Mortgage loans	87	65	169	131
Invested cash and short-term investments	48	53	101	100
Limited partnerships	60	98	115	151
Tax deferred property exchange income	29	34	58	66
Other investments	33	26	56	56
Gross investment income	843	855	1,668	1,636
Investment expense	(66)	(72)	(131)	(143)
Interest and investment income	$777	$783	$1,537	$1,493
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $189 million and $155 million for the three months ended June 30, 2025 and 2024, respectively, and $373 million and $282 million for the six months ended June 30, 2025 and 2024, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Net realized gains (losses) on fixed maturity available-for-sale securities	$—	$23	$(1)	$5
Net realized/unrealized (losses) gains on equity securities (1)	(36)	(62)	(73)	(10)
Net realized/unrealized (losses) gains on preferred securities (2)	(1)	(4)	(3)	11
Net realized/unrealized gains on other invested assets	73	13	73	71
Change in allowance for expected credit losses	(21)	(31)	(44)	(31)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(52)	14	(77)	35
Unrealized gains (losses) on certain derivative instruments	192	(55)	34	103
Change in fair value of reinsurance related embedded derivatives (3)	(61)	10	(102)	(8)
Change in fair value of other derivatives and embedded derivatives	4	4	4	11
Net realized/unrealized gains (losses) on derivatives and embedded derivatives	83	(27)	(141)	141
Recognized gains and losses, net	$98	$(88)	$(189)	$187
(1) Includes net valuation losses of $35 million and $95 million for the three months ended June 30, 2025 and 2024, respectively, and $78 million and $73 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes net valuation losses of $1 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and net valuation (losses) gains of $(2) million and $12 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $(57) million and $(99) million for the three and six months ended June 30, 2025, respectively, and $10 million and $(9) million for the three and six months ended June 30, 2024, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$619	$579	$2,703	$1,162
Gross gains	4	10	16	18
Gross losses	(7)	(8)	(21)	(32)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,445	$5,688	$3,565	$4,703
Fixed maturity securities	26,316	27,225	23,242	24,242
Total unconsolidated VIE investments	$30,761	$32,913	$26,807	$28,945

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
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	June 30, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$350	$12	$—	$—	$—	$—
Foreign currency swaps (a)	21	—	3	39	2	—
Total derivatives designated as hedging instruments	371	12	3	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	$32,475	$839	$—	$29,594	$773	$—
Interest rate swaps (a)	5,760	85	1	5,145	19	10
Foreign currency swaps (a)	57	—	2	—	—	—
Futures contracts (a)	106	1	—	152	—	—
Other derivative investments (a)	95	—	1	118	1	—
Other embedded derivatives (b)	—	36	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	—	5,727	—	—	5,220
Reinsurance related embedded derivatives (d)	—	—	(17)	—	—	(109)
Total derivatives not designated as hedging instruments	38,493	961	5,714	35,009	825	5,121
Total derivatives	$38,864	$973	$5,717	$35,048	$827	$5,121
(a)The fair value of derivative assets is reported in Derivative investments, and the fair value of derivative liabilities is reported in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.
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

The amounts and locations of gains (losses) recognized for derivatives and gains (losses) recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$3	$(3)	$—	$—	$—	$—
Foreign currency swaps	(2)	2	—	—	—	—	—	—
Total derivatives designated as hedging instruments	(2)	2	3	(3)	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	126	—	—	—	(23)	—	—	—
Interest rate swaps	19	—	—	—	(21)	—	—	—
Foreign currency swaps	(4)	—	—	—	—	—	—	—
Futures contracts	9	—	—	—	5	—	—	—
Other derivative investments	(8)	—	—	—	2	—	—	—
Other embedded derivatives	4	—	—	—	—	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	202	—	—	—	(56)	—
Reinsurance related embedded derivatives	(61)	—	—	—	10	—	—	—
Total derivatives not designated as hedging instruments	85	—	202	—	(27)	—	(56)	—
Total derivatives	$83	$2	$205	$(3)	$(27)	$—	$(56)	$—

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$12	$(13)	$—	$—	$—	$—
Foreign currency swaps	(3)	3	—	—	—	—	—	—
Total derivatives designated as hedging instruments	(3)	3	12	(13)	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	(108)	—	—	—	227	—	—	—
Interest rate swaps	69	—	—	—	(97)	—	—	—
Foreign currency swaps	(4)	—	—	—	—	—	—	—
Futures contracts	14	—	—	—	11	—	—	—
Other derivative investments	(11)	—	—	—	5	—	—	—
Other embedded derivatives	4	—	—	—	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	135	—	—	—	144	—
Reinsurance related embedded derivatives	(102)	—	—	—	(8)	—	—	—
Total derivatives not designated as hedging instruments	(138)	—	135	—	141	—	144	—
Total derivatives	$(141)	$3	$147	$(13)	$141	$—	$144	$—
The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	June 30, 2025		December 31, 2024
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(363)	(13)	—	—
For the three and six months ended June 30, 2025 and 2024, the derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness was immaterial.
There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of June 30, 2025 and December 31, 2024.

Derivatives designated as hedging instruments
We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, changes in fair value included in the assessment of effectiveness are reported in Recognized gains and losses, net in the unaudited Condensed Consolidated Statement of Earnings. The change in the fair value of components excluded from the assessment of hedge effectiveness is recorded in OCI and is recognized in net income through periodic settlements.
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
Foreign Currency Swaps
We utilize foreign currency swaps to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments. Through a foreign currency swap, we agree with another party to exchange, at specified intervals, principal and interest payments in one currency for principal and interest payments in another currency, based on an agreed-upon notional amount.

The foreign currency swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the unaudited Condensed Consolidated Statements of Earnings.

Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. Beginning in the first quarter of 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets and prior periods have been reclassified to conform with the current presentation. The related gains or losses are reported in Recognized gains and losses, net, on the unaudited Condensed Consolidated Statements of Earnings.
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
Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
June 30, 2025	$924	$856	$68
December 31, 2024	782	771	34
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of June 30, 2025 and December 31, 2024 counterparties posted collateral of $856 million and $771 million, respectively, of which $774 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $68 million as of June 30, 2025 and $34 million at December 31, 2024.
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
We held 332 and 527 futures contracts as of June 30, 2025 and December 31, 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 million and $7 million as of June 30, 2025 and December 31, 2024, respectively.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $17 million as of June 30, 2025 and December 31, 2024. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and consolidated under MDL Case No. 1:23-md-03083-ADB-PGL. The case is proceeding under a modified bellwether structure to decide critical issues and facilitate reciprocal discovery, and Plaintiffs’ consolidated class action complaint against all the bellwether Defendants was filed on December 6, 2024. F&G was not selected as a bellwether Defendant, and there is no schedule in place for further proceedings involving the non-bellwether Defendants like F&G. At this time, we do not believe the incident will have a material impact on our business, operations, or financial results.
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

Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer, and the remaining defendants, including FNF, filed their motion to dismiss Plaintiff’s complaint. On September 23, 2024, Plaintiff voluntarily dismissed its action against William P. Foley. On May 9, 2025, the court entered an order granting FNF’s motion and dismissing the stockholder derivative complaint finding plaintiff failed to plead specific facts supporting its unfairness allegations. No appeal was filed, and the case has been dismissed with prejudice.
Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC ("IDC") v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (IMOs), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its motion for summary judgment, which is fully briefed. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025,addressing the new allegation. Additionally, FGL Insurance has filed its motion to exclude plaintiff’s expert testimony as inadmissible. The case is now expected to be set for trial in the fall of 2025. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by IDC as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled, Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California, and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. FGL Insurance and Peak will vigorously contest the Plaintiff’s claims in the actions. As this case continues to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance and/or Peak will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors alleging they breached their fiduciary duties related to their compensation in 2022, 2023, and 2024, and were unjustly enriched. Plaintiff seeks disgorgement of any alleged excessive and unfair compensation payments, the recovery of damages on behalf of FNF, and the reformation of certain corporate governance and internal measures to protect FNF and its stockholders going forward. In response to the complaint, defendants have submitted a motion to dismiss, and briefing is in progress. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
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

In our F&G segment, we have unfunded commitments as of June 30, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of June 30, 2025 is included below:

June 30, 2025
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,226
Whole loans	274
Fixed maturity securities, ABS	355
Direct Lending	949
Other fixed maturity securities, AFS	155
Commercial mortgage loans	68
Residential mortgage loans	273
Other assets	183
Total	$3,483
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of June 30, 2025 and December 31, 2024 was $18 million and $11 million, respectively. The balance is included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item.
Note G — Dividends
On August 6, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on September 30, 2025, to FNF common shareholders of record as of September 16, 2025.

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
As of and for the three months ended June 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	632	—	—	—	632
Agency title insurance premiums	839	—	—	—	839
Escrow, title related and other fees	613	631	45	—	1,289
Interest and investment income	86	682	37	(28)	777
Recognized gains and losses, net	43	51	4	—	98
Total segment revenues	2,213	1,364	86	(28)	3,635
Significant segment expenses:
Personnel costs	749	77	41	—	867
Agent commissions	654	—	—	—	654
Other operating expenses	342	42	32	—	416
Benefits and other changes in policy reserves	—	993	—	—	993
Total significant segment expenses	1,745	1,112	73	—	2,930
Other segment items:
Depreciation and amortization	35	158	7	—	200
Provision for title claim losses	66	—	—	—	66
Market risk benefit gains	—	(4)	—	—	(4)
Interest expense	—	41	20	—	61
Total other segment items	101	195	27	—	323
Total segment expenses	1,846	1,307	100	—	3,253
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	367	57	(14)	(28)	382
Income tax expense (benefit)	93	15	(10)	—	98
Earnings (loss) before equity in earnings of unconsolidated affiliates	274	42	(4)	(28)	284
Equity in earnings of unconsolidated affiliates	9	—	—	—	9
Net earnings (loss) from continuing operations	$283	$42	$(4)	$(28)	$293
Assets	$8,022	$91,819	$2,490	$—	$102,331
Goodwill	2,800	2,179	293	—	5,272

As of and for the three months ended June 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	564	—	—	—	564
Agency title insurance premiums	784	—	—	—	784
Escrow, title related and other fees	571	505	39	—	1,115
Interest and investment income	87	684	39	(27)	783
Recognized gains and losses, net	(75)	(17)	4	—	(88)
Total segment revenues	1,931	1,172	82	(27)	3,158
Significant segment expenses:
Personnel costs	680	69	30	—	779
Agent commissions	609	—	—	—	609
Other operating expenses	311	46	30	—	387
Benefits and other changes in policy reserves	—	608	—	—	608
Total significant segment expenses	1,600	723	60	—	2,383
Other segment items:
Depreciation and amortization	35	147	7	—	189
Provision for title claim losses	61	—	—	—	61
Market risk benefit losses	—	20	—	—	20
Interest expense	—	28	19	—	47
Total other segment items	96	195	26	—	317
Total segment expenses	1,696	918	86	—	2,700
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	235	254	(4)	(27)	458
Income tax expense (benefit)	72	50	(6)	—	116
Earnings (loss) before equity in earnings of unconsolidated affiliates	163	204	2	(27)	342
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$164	$204	$2	$(27)	$343
Assets	$8,019	$78,493	$2,312	$—	$88,824
Goodwill	2,797	2,017	293	—	5,107

As of and for the six months ended June 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,142	—	—	—	1,142
Agency title insurance premiums	1,520	—	—	—	1,520
Escrow, title related and other fees	1,138	1,136	80	—	2,354
Interest and investment income	169	1,348	76	(56)	1,537
Recognized gains and losses, net	18	(212)	5	—	(189)
Total segment revenues	3,987	2,272	161	(56)	6,364
Significant segment expenses:
Personnel costs	1,421	144	72	—	1,637
Agent commissions	1,182	—	—	—	1,182
Other operating expenses	655	83	55	—	793
Benefits and other changes in policy reserves	—	1,517	—	—	1,517
Total significant segment expenses	3,258	1,744	127	—	5,129
Other segment items:
Depreciation and amortization	71	311	14	—	396
Provision for title claim losses	120	—	—	—	120
Market risk benefit losses	—	105	—	—	105
Interest expense	—	81	40	—	121
Total other segment items	191	497	54	—	742
Total segment expenses	3,449	2,241	181	—	5,871
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	538	31	(20)	(56)	493
Income tax expense (benefit)	135	10	(18)	—	127
Earnings (loss) before equity in earnings of unconsolidated affiliates	403	21	(2)	(56)	366
Equity in earnings of unconsolidated affiliates	10	—	—	—	10
Net earnings (loss) from continuing operations	$413	$21	$(2)	$(56)	$376
Assets	$8,022	$91,819	$2,490	$—	$102,331
Goodwill	2,800	2,179	293	—	5,272

As of and for the six months ended June 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,004	—	—	—	1,004
Agency title insurance premiums	1,377	—	—	—	1,377
Escrow, title related and other fees	1,055	1,246	95	—	2,396
Interest and investment income	170	1,300	77	(54)	1,493
Recognized gains and losses, net	(12)	195	4	—	187
Total segment revenues	3,594	2,741	176	(54)	6,457
Significant segment expenses:
Personnel costs	1,298	135	73	—	1,506
Agent commissions	1,069	—	—	—	1,069
Other operating expenses	596	104	56	—	756
Benefits and other changes in policy reserves	—	1,769	—	—	1,769
Total significant segment expenses	2,963	2,008	129	—	5,100
Other segment items:
Depreciation and amortization	71	270	15	—	356
Provision for title claim losses	107	—	—	—	107
Market risk benefit losses	—	9	—	—	9
Interest expense	—	58	38	—	96
Total other segment items	178	337	53	—	568
Total segment expenses	3,141	2,345	182	—	5,668
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	453	396	(6)	(54)	789
Income tax expense (benefit)	117	76	(14)	—	179
Earnings (loss) before equity in earnings of unconsolidated affiliates	336	320	8	(54)	610
Equity in earnings of unconsolidated affiliates	2	—	—	—	2
Net earnings (loss) from continuing operations	$338	$320	$8	$(54)	$612
Assets	$8,019	$78,493	$2,312	$—	$88,824
Goodwill	2,797	2,017	293	—	5,107
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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Six months ended June 30,
	2025	2024
Cash paid for:	(In millions)
Interest	$113	$96
Income taxes	155	66
Deferred sales inducements	158	120
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—
Acquisitions	73	—
Change in proceeds of sales of investments available for sale receivable in period	33	11
Change in purchases of investments available for sale payable in period	206	133
Lease liabilities recognized in exchange for lease right-of-use assets	22	22
Remeasurement of lease liabilities	32	38
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	5	480
Less: Total Purchase price	3	290
Liabilities and noncontrolling interests assumed	$2	$190

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2025	2024	2025	2024
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$632	$564	$1,142	$1,004
Agency title insurance premiums	Agency title insurance premiums	Title	839	784	1,520	1,377
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	632	505	1,137	1,246
Home warranty	Escrow, title-related and other fees	Title	40	40	76	72
Total revenue from insurance contracts			2,143	1,893	3,875	3,699
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	243	223	430	390
Other title-related fees and income	Escrow, title-related and other fees	Title	181	165	333	310
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	89	80	172	154
Real estate technology	Escrow, title-related and other fees	Corporate and other	34	36	67	71
Total revenue from contracts with customers			547	504	1,002	925
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	60	63	127	129
Other	Escrow, title-related and other fees	Corporate and other	10	3	12	24
Interest and investment income	Interest and investment income	Various	777	783	1,537	1,493
Recognized gains and losses, net	Recognized gains and losses, net	Various	98	(88)	(189)	187
Total revenues	Total revenues		$3,635	$3,158	$6,364	$6,457

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2025	December 31, 2024
	(In millions)
Trade receivables	$378	$362
Deferred revenue (contract liabilities)	94	92

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, we recognized $38 million and $62 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the six months ended June 30, 2025 and June 30, 2024 :

	Six months ended June 30,
	2025	2024
	(In millions)
Balance at January 1,	$401	$270
Capitalization	86	72
Amortization	(13)	(9)
Balance at June 30,	$474	$333
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency and mortality improvement.

Note K —Value of Business Acquired ("VOBA"), Deferred Acquisition Costs ("DAC") and Deferred Sales Inducements ("DSI")
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(In millions)
Customer relationships and contracts	$397	$435
Value of business acquired	1,272	1,349
Deferred acquisition costs	3,359	3,036
Deferred sales inducements	753	625
Value of distribution asset	68	74
Computer software	281	277
Trademarks, tradenames, and other	196	180
Total Other intangible assets, net	$6,326	$5,976
The following tables roll forward VOBA by product for the six months ended June 30, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(62)	(2)	(3)	(4)	(6)	(77)
Balance at June 30, 2025	$830	$20	$181	$122	$119	$1,272

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(66)	(3)	(4)	(4)	(3)	(80)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at June 30, 2024	$959	$24	$187	$130	$129	$1,429
(a) net of amortization of ($15 million).
VOBA amortization expense of $77 million and $95 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2025 and 2024, respectively.

The following tables roll forward DAC by product for the six months ended June 30, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	262	87	138	487
Amortization	(92)	(51)	(24)	(167)
Balance at June 30, 2025	$2,044	$412	$895	$3,351

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	336	92	134	562
Amortization	(69)	(39)	(17)	(125)
Balance at June 30, 2024	$1,645	$341	$662	$2,648
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $167 million and $125 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2025 and 2024, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Indexed Annuities	$2,044	$1,874
Fixed Rate Annuities	412	376
Universal Life	895	781
Funding Agreements	4	4
PRT	4	1
Total	$3,359	$3,036
The following table rolls forward DSI for our indexed annuity products for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance at January 1,	$625	$346
Capitalization	158	120
Amortization	(30)	(16)
Balance at June 30,	$753	$450
DSI amortization expense of $30 million and $16 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2025 and 2024, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefits ("FPB") for life contingent immediate annuities, and PRT. Those assumptions will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, and DAC reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities.

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the six months ended June 30, 2025, F&G updated the assumption for option budgets. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement and option budgets. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2024.

Note L — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of June 30, 2025 and December 31, 2024, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
	2025		2024
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$462	$1,057	$357	$659
Ceded	(21)	(64)	(24)	(51)
Net	$441	$993	$333	$608

	Six months ended June 30,
	2025		2024
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$805	$1,634	$977	$1,872
Ceded	(43)	(117)	(48)	(103)
Net	$762	$1,517	$929	$1,769
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended June 30, 2025:
Everlake: Effective January 1, 2025, F&G amended the existing flow reinsurance agreement with Everlake Life Insurance Company (“Everlake”) to cede future additional multi-year guarantee annuities ("MYGA") business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an inforce block of certain MYGA policies on a coinsurance quota share basis.
New Reinsurance Vehicle: On August 6, 2025, F&G announced the launch of a strategic partnership with a new reinsurance vehicle backed by Blackstone managed funds, with approximately $1 billion in anticipated capital commitments.

The reinsurer will provide long-term, on demand growth capital to F&G through a forward flow reinsurance agreement on a quota share basis of certain fixed indexed annuity products, effective August 1, 2025. F&G does not hold any ownership stake in the reinsurer, which is unaffiliated and a Blackstone owned entity.
There have been no other significant changes to third party reinsurance agreements for the three and six months ended June 30, 2025.
The following summarizes our reinsurance recoverable as of June 30, 2025 and December 31, 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	June 30, 2025	December 31, 2024
	(In millions)
Aspida Life Re Ltd.	$8,379	$7,844	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (b)	4,028	2,822	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,844	1,168	Coinsurance	Certain MYGA (c)	Deposit
Wilton Reassurance Company	1,049	1,066	Coinsurance	Block of traditional, IUL and UL (d)	Reinsurance
Other (e)	495	489
Reinsurance recoverable, gross of allowance	15,795	13,389
Allowance for expected credit losses	(18)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$15,777	$13,369

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The balance represents the total reinsurance recoverable for all reinsurance agreements with Somerset.
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
As of June 30, 2025 and December 31, 2024, F&G had a deposit asset of $12,642 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
The Company incurred risk charge fees of $10 million and $12 million during the three months ended June 30, 2025 and 2024, respectively, and $21 million and $22 million during the six months ended June 30, 2025 and 2024, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and six months ended June 30, 2025 and 2024.

Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake and Wilton Reassurance Company (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of June 30, 2025. The following table presents financial strength ratings as of June 30, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re, file financial statements with state insurance regulatory authorities and, except for Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not prescribed but approved by state regulators. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”), a Cayman Islands entity, and F&G Life Re Ltd (“F&G Life Re”), a Bermuda entity, file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and six months ended June 30, 2025 and 2024, and statutory capital and surplus as of June 30, 2025 and December 31, 2024, of our wholly owned U.S. regulated insurance subsidiaries, were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
	(In millions)
Statutory Net income (loss):
For the three months ended June 30, 2025	$(76)	$2	$10	$(46)
For the three months ended June 30, 2024	77	4	13	(265)

For the six months ended June 30, 2025	$(203)	6	20	(98)
For the six months ended June 30, 2024	77	6	28	(399)

Statutory Capital and Surplus:
June 30, 2025	$1,313	$100	$163	$204
December 31, 2024	1,654	97	168	178
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
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Corbeau Re’s statutory capital would be negative, and its risk-based capital would fall below the minimum regulatory requirements as of June 30, 2025.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $252 million and $454 million at June 30, 2025 and December 31, 2024, respectively.
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of June 30, 2025.
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

F&G Cayman Re has two permitted practices, which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $(83) million and $(64) million as of June 30, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of June 30, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows:

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
	(In millions)
Statutory Net income (loss):
For the three months ended June 30, 2025	$4	$15
For the three months ended June 30, 2024	1	30

For the six months ended June 30, 2025	$19	$49
For the six months ended June 30, 2024	(16)	79

Statutory Capital and Surplus:
June 30, 2025	$1,042	$172
December 31, 2024	734	123

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Notes Payable
Notes payable consists of the following:

	June 30, 2025	December 31, 2024
	(In millions)
4.50% Notes, net of discount	$447	$447
3.40% Notes, net of discount	646	646
2.45% Notes, net of discount	596	595
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(3)	(4)
F&G Credit Agreement	—	—
6.50% F&G Notes, net of discount	545	545
7.40% F&G Notes, net of discount	497	497
5.50% F&G Notes, net of discount	—	301
7.95% F&G Notes, net of discount	336	336
6.25% F&G Notes, net of discount	493	492
7.30% F&G Notes, net of discount	364	—
Other	32	22
	$4,397	$4,321
On January 13, 2025, F&G completed its public offering of the 7.30% F&G Junior Notes. F&G used the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 7.30% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.30% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.30% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.30% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
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
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of 1% plus The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, F&G pays a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. As of June 30, 2025 and December 31, 2024, we had $750 million of remaining borrowing availability.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Restated Credit Agreement amends the Amended Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. As of June 30, 2025, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Amended Revolving Credit Facility.
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
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), F&G's indirect wholly owned subsidiary, completed a debt offering of $550 million of 5.50% F&G Notes due May 1, 2025 at 99.5% of face value for proceeds of $547 million. As a result of our acquisition of F&G in 2020, a premium of $39 million was established for these notes and was amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, we became a guarantor of FGLH's obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the 5.50% F&G Notes, on a joint and several basis. A portion of the net proceeds of the 6.50% F&G Notes were used for a $250 million cash tender offer of the 5.50% F&G Notes in June 2024. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the “5.50% F&G Senior Notes”). The notes 5.50% F&G Senior Notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, interest ceased to accrue on the notes.
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
Gross principal maturities of notes payable as of June 30, 2025 are as follows:

(In millions)
2025 (remaining)	$—
2026	32
2027	—
2028	950
2029	550
Thereafter	2,920
$4,452

Note O — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	59	—	109	—
Attributed fees collected and interest accrual	75	—	147	—
Actual policyholder behavior different from expected	35	—	(5)	—
Changes in assumptions and other	—	—	24	—
Effects of market related movements	12	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	503	1	322	1
Effect of changes in the instrument-specific credit risk	105	—	98	—
Balance, end of period, net liability	608	1	420	1
Less: reinsured market risk benefits	111	—	61	—
Balance, end of period, net of reinsurance	$497	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.92	83.88	67.98	72.58
Net amount at risk	$1,608	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2025			December 31, 2024
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$101	$112	$213	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$101	$112	$213	$128	$61	$189

MRB liability
Indexed annuities	$709	$1	$710	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$710	$1	$711	$549	$—	$549

The net MRB liability increased for the six months ended June 30, 2025, primarily as a result of collection of attributed fees, interest accrual, and MRB reserves for contracts issued within the period.
For the six months ended June 30, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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

Note P — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	June 30, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	3,221	2,471	111	350	1,236
Premiums received	1,366	—	287	—	—
Policy charges (a)	(1,455)	—	(183)	—	—
Surrenders and withdrawals	(1,824)	(878)	(61)	—	—
Benefit payments	(274)	(175)	(11)	(41)	(1,691)
Interest credited	351	410	84	50	52
Other	2	—	—	—	—
Balance, end of period	31,622	19,270	3,044	2,822	2,449
Reconciling items (c)	220	1	84	13	—
Gross liability, end of period	31,842	19,271	3,128	2,835	2,449
Less: Reinsurance	1,674	12,611	874	—	—
Net liability, after reinsurance	$30,168	$6,660	$2,254	$2,835	$2,449

Weighted-average crediting rate	2.30%	4.57%	5.94%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$72,599	N/A	N/A
Cash surrender value (e)	$29,436	$18,008	$2,344	N/A	N/A
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
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
	(In millions)
Indexed annuities	$31,842	$30,454
Fixed rate annuities	19,271	17,442
Immediate annuities	277	286
Universal life	3,128	2,896
Traditional life	5	5
Funding Agreement-FABN	2,835	2,463
FHLB	2,449	2,852
PRT	6	6
Total	$59,813	$56,404

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the six months ended June 30, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in Contractholder funds of approximately $26 million for the six months ended June 30, 2025.
For the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in Contractholder funds of approximately $89 million for the year ended December 31, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
0.00%-1.50%	$24,195	$1,140	$477	$1,904	$27,716
1.51%-2.50%	1,151	31	958	1,486	3,626
Greater than 2.50%	277	2	—	1	280
Total	$25,623	$1,173	$1,435	$3,391	$31,622

Fixed rate annuities
0.00%-1.50%	$72	$18	$723	$15,833	$16,646
1.51%-2.50%	4	6	18	464	492
Greater than 2.50%	764	2	5	1,361	2,132
Total	$840	$26	$746	$17,658	$19,270

Universal life
0.00%-1.50%	$2,650	$8	$—	$26	$2,684
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	—	1	—	360
Total	$3,009	$8	$1	$26	$3,044

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
0.00%-1.50%	$23,540	$1,236	$492	$1,846	$27,114
1.51%-2.50%	875	1	684	1,242	2,802
Greater than 2.50%	303	2	—	14	319
Total	$24,718	$1,239	$1,176	$3,102	$30,235

Fixed rate annuities
0.00%-1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
0.00%-1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note Q — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	June 30, 2025	December 31, 2024
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	1	(4)
Balance adjusted for variances from expectation	781	870
Interest accrual	8	17
Net premiums collected	(49)	(107)
Ending balance at original discount rate	740	780
Effect of changes in discount rate assumptions	(129)	(149)
Balance, end of period	$611	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	—	44
Balance adjusted for variances from expectation	2,368	2,536
Interest accrual	26	54
Benefits payments	(115)	(222)
Ending balance at original discount rate	2,279	2,368
Effect of changes in discount rate assumptions	(365)	(435)
Balance, end of period	$1,914	$1,933

Net liability for future policy benefits	$1,303	$1,302
Less: Reinsurance recoverable	509	513
Net liability for future policy benefits, after reinsurance recoverable	$794	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.19	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(25)	(3)
Effect of actual variances from expected experience	(8)	(11)
Balance adjusted for variances from expectation	6,384	4,337
Issuances	797	2,324
Interest accrual	154	240
Benefits payments	(316)	(484)
Ending balance at original discount rate	7,019	6,417
Effect of changes in discount rate assumptions	(247)	(363)
Balance, end of period	$6,772	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$6,772	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.76	7.78

	Immediate annuities
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(9)	(27)
Balance adjusted for variances from expectation	1,723	1,761
Issuances	13	30
Interest accrual	27	59
Benefits payments	(57)	(118)
Ending balance at original discount rate	1,706	1,732
Effect of changes in discount rate assumptions	(417)	(435)
Balance, end of period	$1,289	$1,297

Net liability for future policy benefits	$1,289	$1,297
Less: Reinsurance recoverable	109	109
Net liability for future policy benefits, after reinsurance recoverable	$1,180	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.43	12.63

The following tables summarize balances and changes in the liability for Deferred Profit Liability ("DPL") for limited-payment contracts:

	June 30, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$6	$87	$10
Effect of modeling changes	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	1	1	8	—
Balance adjusted for variances from expectation	91	7	95	2
Issuances	4	—	3	1
Interest accrual	1	—	1	4
Amortization	(4)	—	(9)	(1)
Balance, end of period	$92	$7	$90	$6
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2025	December 31, 2024
	(In millions)
Traditional life	$1,303	$1,302
Immediate annuities	1,289	1,297
PRT	6,772	6,054
Immediate annuities DPL	92	90
PRT DPL	7	6
Total	$9,463	$8,749
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	June 30,		June 30,
	2025	2024	2025	2024
Traditional life	(In millions)
Expected future benefit payments	$2,657	$2,907	$1,920	$2,021
Expected future gross premiums	896	1,012	658	723
Immediate annuities
Expected future benefit payments	$3,147	$3,233	$1,289	$1,321
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$11,059	$9,100	$6,772	$5,181
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Traditional life	$50	$57	$18	$18
Immediate annuities	12	12	27	30
PRT	743	908	154	109
Total	$805	$977	$199	$157
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	June 30, 2025	December 31, 2024
Traditional life
Interest accretion rate	2.35%	2.34%
Current discount rate	5.02%	5.44%
Immediate annuities
Interest accretion rate	3.20%	3.17%
Current discount rate	5.36%	5.45%
PRT
Interest accretion rate	4.83%	4.72%
Current discount rate	5.31%	5.54%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.0%	3.0%	3.1%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2025
	Cohort X	Description
NPR before capping	107%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,154	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,174	Term with return of premium Non-NY Cohort
Loss Expense	20	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the six months ended June 30, 2025 and the year ended December 31, 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.
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
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for 2025 and 2024, which is the primary impact in increasing the reserve balance in each of those periods.
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
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both June 30, 2025 and December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflict; consumer spending; government spending; the volatility and strength of the capital markets; investor and consumer confidence; foreign currency exchange rates; commodity prices; inflation levels; changes in trade policy; tariffs and trade sanctions on goods; trade wars; supply chain disruptions; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2024 and other filings with the Securities and Exchange Commission ("SEC").
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
On June 11, 2025, the Company effected a redomestication of the Company from the State of Delaware to the State of Nevada (the “Redomestication”). As of June 11, 2025, the affairs of the Company ceased to be governed by the Delaware General Corporation Law and the Company adopted a new certificate of incorporation and bylaws governed by the Nevada Revised Statutes. The Redomestication did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s current employees, including management. The Redomestication did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements will continue to be the rights and obligations of the Company after the Redomestication. The daily business operations of the Company will continue as they were conducted prior to the Redomestication. The consolidated financial condition and results of operations of the Company immediately after consummation of the Redomestication remain the same as immediately before the Redomestication.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 17, 2025, estimates (actual for fiscal year 2024) the size of the U.S. residential mortgage originations market as shown in the following table for 2024 - 2027 in its "Mortgage Finance Forecast" (in trillions):

	2027	2026	2025	2024
Purchase originations	$1.5	$1.4	$1.3	$1.3
Refinance originations	$0.8	$0.8	$0.7	$0.5
Total U.S. mortgage originations forecast	$2.3	$2.2	$2.0	$1.8
As of July 17, 2025, the MBA expects residential purchase transactions to remain flat in 2025, increase in 2026 and 2027, and expects residential refinance transactions to increase in 2025 and 2026 but remain flat in 2027, and overall mortgage originations to increase in 2025, 2026 and 2027.
Following a decline in inflation in 2024, the Federal Reserve reduced the benchmark rate to a range of 4.25% and 4.50% as of December 31, 2024. The Federal Reserve has held rates steady at the range of 4.25% and 4.50% in 2025. Average interest rates for a 30-year fixed rate mortgage were 6.8% for the three and six months ended June 30, 2025, as compared to 7.0% and 6.9% for the corresponding periods in 2024.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2024 and the first half of 2025. Changes in United States trade policy, including tariffs, may create additional volatility in 2025. Existing-home sales were unchanged in June 2025 as compared to the corresponding period in 2024, while median existing-home sales prices increased to a record $435,300, or approximately 2%, from the corresponding period in 2024.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.1% in June 2025 and 2024.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.
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
Market Conditions
Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2025. These factors include, among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations, and supply chain disruptions.

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
Interest Rate Environment
As of June 30, 2025 and December 31, 2024, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.7 billion and 4.57% and $6.4 billion and 4.42%, respectively. Some of our F&G products, most notably our fixed rate annuities, include guaranteed minimum crediting rates, . We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies during the six months ended June 30, 2025. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A Basis of Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Direct title insurance premiums	$632	$564	$1,142	$1,004
Agency title insurance premiums	839	784	1,520	1,377
Escrow, title-related and other fees	1,289	1,115	2,354	2,396
Interest and investment income	777	783	1,537	1,493
Recognized gains and losses, net	98	(88)	(189)	187
Total revenues	3,635	3,158	6,364	6,457
Expenses:
Benefits and other changes in policy reserves	993	608	1,517	1,769
Personnel costs	867	779	1,637	1,506
Agent commissions	654	609	1,182	1,069
Other operating expenses	416	387	793	756
Market risk benefit losses (gains)	(4)	20	105	9
Depreciation and amortization	200	189	396	356
Provision for title claim losses	66	61	120	107
Interest expense	61	47	121	96
Total expenses	3,253	2,700	5,871	5,668
Earnings before income taxes and equity in earnings of unconsolidated affiliates	382	458	493	789
Income tax expense	98	116	127	179
Equity in earnings of unconsolidated affiliates	9	1	10	2
Net earnings	$293	$343	$376	$612
 Revenues
Total revenues increased by $477 million in the three months ended June 30, 2025 and decreased by $93 million in the six months ended June 30, 2025 as compared to the corresponding periods in 2024.
Net earnings decreased by $50 million in the three months ended June 30, 2025 and decreased by $236 million in the six months ended June 30, 2025 as compared to corresponding periods in 2024.
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
Income tax expense was $98 million and $116 million in the three months ended June 30, 2025 and 2024, respectively, and $127 million and $179 million in the six months ended June 30, 2025 and 2024, respectively. Income tax expense as a percentage of earnings before income taxes was 26% and 25% in the three months ended June 30, 2025 and 2024, respectively, and 26% and 23% in the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2025 as compared to the corresponding period in 2024 is primarily attributable to an increase in the valuation allowance recorded in the six months ended June 30, 2025 as compared to the corresponding period in 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of these provisions which could affect the Company’s income tax expense and deferred tax assets; however, it is not expected to have a material impact to our Consolidated Financial Statements.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:	(In millions)
Direct title insurance premiums	$632	$564	$1,142	$1,004
Agency title insurance premiums	839	784	1,520	1,377
Escrow, title-related and other fees	613	571	1,138	1,055
Interest and investment income	86	87	169	170
Recognized gains and losses, net	43	(75)	18	(12)
Total revenues	2,213	1,931	3,987	3,594
Expenses:
Personnel costs	749	680	1,421	1,298
Agent commissions	654	609	1,182	1,069
Other operating expenses	342	311	655	596
Depreciation and amortization	35	35	71	71
Provision for title claim losses	66	61	120	107
Total expenses	1,846	1,696	3,449	3,141
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$367	$235	$538	$453

Orders opened by direct title operations (in thousands)	366	344	709	659
Orders closed by direct title operations (in thousands)	246	229	447	415
Fee per file (in dollars)	$3,894	$3,759	$3,834	$3,668

Total revenues for the Title segment increased by $282 million, or 15%, in the three months ended June 30, 2025 and increased 393, or 11% in the six months ended June 30, 2025 from the corresponding periods in 2024.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2025	Total	2024	Total	2025	Total	2024	Total
	(Dollars in millions)
Title premiums from direct operations	$632	43%	$564	42%	$1,142	43%	$1,004	42%
Title premiums from agency operations	839	57	784	58	1,520	57	1,377	58
Total title premiums	$1,471	100%	$1,348	100%	$2,662	100%	$2,381	100%
Title premiums increased by $123 million, or 9%, in the three months ended June 30, 2025 from the corresponding period in 2024. The increase was comprised of an increase in Title premiums from direct operations of $68 million, or 12%, and an increase in Title premiums from agency operations of $55 million, or 7%.
Title premiums increased by $281 million, or 12% in the six months ended June 30, 2025 from the corresponding period in 2024. The increase was compromised of an increase in Title premiums from direct operations of $138 million, or 14%, and an increase in Title premiums from agency operations of $143 million or 10%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Opened title insurance orders from purchase transactions (1)	76%	80%	75%	80%
Opened title insurance orders from refinance transactions (1)	24	20	25	20
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	75%	81%	75%	80%
Closed title insurance orders from refinance transactions (1)	25	19	25	20
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six months ended June 30, 2025 from the corresponding periods in 2024. The increase was attributable to increases in the average fee per file and closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three and six months ended June 30, 2025 from the corresponding periods in 2024. Total closed order volume was 246,000 in the three months ended June 30, 2025 compared to 229,000 in the three months ended June 30, 2024 and 447,000 in the six months ended June 30, 2025 compared to 415,000 in the six months ended June 30, 2024. This represented an overall increase of 7% and 8% in the three and six months ended June 30, 2025, respectively, from the corresponding periods in 2024. The increases were primarily attributable to higher housing inventory in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.
Total opened title insurance order volumes increased in the three and six months ended June 30, 2025 from the corresponding periods in 2024.
The average fee per file in our direct operations was $3,894 and $3,834 in the three and six months ended June 30, 2025, respectively, compared to $3,759 and $3,668 in the three and six months ended June 30, 2024, respectively. The increases in average fee per file in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 are primarily attributable to home price appreciation. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $55 million, or 7%, in the three months ended June 30, 2025 and increased $143 million, or 10% in the six months ended June 30, 2025 from the corresponding periods in 2024.
Escrow, title-related and other fees increased by $42 million, or 7%, in the three months ended June 30, 2025 and increased $83 million, or 8%, in the six months ended June 30, 2025 from the corresponding periods in 2024. Escrow and title-related fees increased by $21 million, or 9%, in the three months ended June 30, 2025 and $41 million, or 10% in the six months ended

June 30, 2025 from the corresponding periods in 2024. The increase in escrow and title-related fees in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 are relatively consistent with the increase in direct premiums. Other fees, excluding escrow and title-related fees, increased by $21 million, or 6%, in the three months ended June 30, 2025 and increased $42 million, or 6% in the six months ended June 30, 2025. The increases in Other fees, excluding escrow and title-related fees, in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income was relatively flat in the three and six months ended June 30, 2025 as compared to the corresponding period in 2024.
Net recognized gains were $43 million and $18 million in the three and six months ended June 30, 2025, respectively. Net recognized losses were $75 million and $12 million in the three and six months ended June 30, 2024, respectively. The fluctuations in recognized gains and losses, net in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024, are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $69 million, or 10%, in the three months ended June 30, 2025 and increased $123 million, or 9% in the six months ended June 30, 2025 from the corresponding periods in 2024. The increases are due to elevated health claims of $12 million in the three months ended June 30, 2025, and inflationary salary increases and increased variable costs from a modest increase in revenues in the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60% for the three months ended June 30, 2025 and 2024, and 62% and 63% for the six months ended June 30, 2025 and 2024, respectively. Average employee count in the Title segment was 22,216 and 21,166 in the three months ended June 30, 2025 and 2024, respectively, and 21,808 and 20,841 in the six months ended June 30, 2025 and 2024, respectively.
Other operating expenses increased by $31 million, or 10%, in the three months ended June 30, 2025, and increased by 59 million, or 10% in the six months ended June 30, 2025 from the corresponding periods in 2024. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 27% in the three months ended June 30, 2025 and 2024, and 29% in the six months ended June 30, 2025 and 2024.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions, which has remained relatively consistent since 2023:

	Three months ended June 30,				Six months ended June 30,
	2025	%	2024	%	2025	%	2024	%
	(Dollars in millions)
Agent premiums	$839	100%	$784	100%	$1,520	100%	$1,377	100%
Agent commissions	654	78%	609	78%	1,182	78%	1,069	78%
Net retained agent premiums	$185	22%	$175	22%	$338	22%	$308	22%
The claim loss provision for title insurance was $66 million and $61 million for the three months ended June 30, 2025 and 2024, respectively, and $120 million and $107 million for the six months ended June 30, 2025 and 2024, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

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
F&G Results of Operations
The results of operations of our F&G segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	(In millions)
Life insurance premiums and other fees	$608	$487	$1,097	$1,205
Interest and investment income	682	684	1,348	1,300
Owned distribution revenues	23	18	39	41
Recognized gains and (losses), net	51	(17)	(212)	195
Total revenues	1,364	1,172	2,272	2,741
Benefits and expenses
Benefits and other changes in policy reserves	993	608	1,517	1,769
Market risk benefit (gains) losses	(4)	20	105	9
Depreciation and amortization	158	147	311	270
Personnel costs	77	69	144	135
Other operating expenses	42	46	83	104
Interest expense	41	28	81	58
Total benefits and expenses	1,307	918	2,241	2,345
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$57	$254	$31	$396
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings, for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Life-contingent pension risk transfer premiums	$432	$324	$743	$908
Traditional life insurance and life-contingent immediate annuity premiums	9	9	19	21
Surrender charges	69	70	126	113
Policyholder fees and other income	98	84	209	163
Life insurance premiums and other fees	$608	$487	$1,097	$1,205

•Life-contingent pension risk transfer premiums increased for the three months ended June 30, 2025 and decreased for the six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges were relatively unchanged for the three months ended June 30, 2025 and increased for the six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively. The increase for the six months ended June 30, 2025 primarily reflects increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies. The increase in termination activity is primarily due to the higher interest rate environment.
•Policyholder fees and other income increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily reflecting increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. The increase for the six months ended June 30, 2025 also includes a reinsurance true-up adjustment. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities, available-for-sale	$551	$542	$1,100	$1,058
Equity securities	4	5	9	11
Preferred securities	4	7	7	13
Mortgage loans	87	65	169	131
Invested cash and short-term investments	31	34	65	62
Limited partnerships	60	97	114	151
Other investments	10	6	12	16
Gross investment income	$747	$756	$1,476	$1,442
Investment expense	(65)	(72)	(128)	(142)
Interest and investment income	$682	$684	$1,348	$1,300
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $189 million and $373 million for the three and six months ended June 30, 2025, respectively, and $155 million and $282 million for the three and six months ended June 30, 2024, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(11)	$37	$(27)	$85
Change in allowance for expected credit losses	(20)	(23)	(42)	(23)
Net realized and unrealized gains (losses) on certain derivatives instruments	139	(41)	(45)	138
Change in fair value of reinsurance related embedded derivatives	(61)	10	(102)	(8)
Change in fair value of other derivatives and embedded derivatives	4	—	4	3
Recognized gains and (losses), net	$51	$(17)	$(212)	$195
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) gains attributable to these agreements, and thus excluded from the totals in the table above, was $(57) million and $(99) million for the three and six month periods ended June 30, 2025, and $10 million and $(9) million for the three and six month periods ended June 30, 2024, respectively.
•For the three and six months ended June 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities.
• For the three and six months ended June 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option (“FVO”) gains on owned distribution investments and preferred securities, partially offset by realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.
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

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments and we utilize foreign currency swaps to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Equity options:
Realized (losses) gains	$(54)	$5	$(74)	$16
Change in unrealized gains (losses)	180	(28)	(34)	211
Futures contracts:
Gains on futures contracts expiration	11	7	10	14
Change in unrealized (losses) gains	(2)	(2)	4	(3)
Foreign currency swaps losses	(6)	—	(7)	—
Interest rate swap gains (losses)	18	(25)	67	(105)
Other derivative investments
(Losses) gains on other derivative investments	(8)	2	(11)	5
Total net change in fair value	$139	$(41)	$(45)	$138

Annual Point-to-Point Change in S&P 500 Index during the periods	11%	4%	14%	23%
Secured Overnight Financing Rates	4.45%	5.33%	4.45%	5.33%
•Realized gains and (losses) on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.
•The changes in unrealized gains (losses) due to the net changes in fair value of equity options and futures contracts are driven by the underlying performance of the indices, such as the S&P 500 Index, upon which the equity options and futures contracts are based during each respective period relative to the respective indices on the policyholder buy dates

•The net change in fair value of the foreign currency and interest rate swaps were primarily driven by fluctuations in the foreign currency exchange rate and interest rate indexes underlying the swap contracts.
The average index credits to policyholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average Crediting Rate	3%	4%	4%	4%
S&P 500 Index:
Point-to-point strategy	4%	4%	4%	3%
Monthly average strategy	3%	3%	3%	3%
Monthly point-to-point strategy	—%	4%	2%	4%
3 year high water mark	13%	4%	8%	4%

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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
PRT agreements	$456	$343	$770	$941
Indexed annuities/IUL market related liability movements	148	(86)	(92)	139
Index credits, interest credited and bonuses	402	354	840	681
Other changes in policy reserves	(13)	(3)	(1)	8
Benefits and other changes in policy reserves	$993	$608	$1,517	$1,769
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, increased for the three months ended June 30, 2025 and decreased for the six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and six months ended June 30, 2025 and June 30, 2024, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased (decreased) the direct indexed annuities market related liability by $36 million and $(85) million during the three months ended June 30, 2025 and June 30, 2024, respectively. The change in risk free rates and non-performance spreads increased (decreased) the direct indexed annuities market related liability by $83 million and $(168) million during the six months ended June 30, 2025 and June 30, 2024, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees.
◦During the three and six months ended June 30, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $5 million and $26 million for the three and six months ended June 30, 2025, respectively.

◦There were no assumptions updated for the three months ended June 30, 2024. During the six months ended June 30, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in total benefits and other changes in policy reserves of $57 million for the six months ended June 30, 2024.
•Index credits, interest credited and bonuses for the three and six months ended June 30, 2025, were higher compared to the three and six months ended June 30, 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements

Market Risk Benefit (gains) losses
Below is a summary of market risk benefit (gains) losses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Market risk benefit (gains) losses	$(4)	$20	$105	$9
•Market risk benefit (gains) losses are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit (gains) losses are reported net of reinsurance, reflecting an amended reinsurance agreement effective July 1, 2024.
•Changes in market risk benefit (gains) losses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily reflect favorable market related movements and lower issuances. Changes in market risk benefit (gains) losses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC, VOBA and DSI	$140	$130	$274	$237
Amortization of other intangible assets and fixed asset depreciation	18	17	37	33
Depreciation and amortization	$158	$147	$311	$270
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process during the three months ended September 30, 2024, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Personnel costs	$77	$69	$144	$135
Other operating expenses	42	46	83	104
Total personnel costs and other operating expenses	$119	$115	$227	$239

•Personnel costs and other operating expenses were higher for the three months ended June 30, 2025 and lower for the six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter, along with continued investments in our operating platform.
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
As of June 30, 2025 and December 31, 2024, the fair value of our investment portfolio was approximately $64 billion and $60 billion, respectively, and was divided among the following asset classes and sectors:

	June 30, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$325	1%	$158	—%
United States Government sponsored entities	92	—	95	—
United States municipalities, states and territories	1,310	2	1,346	2
Foreign Governments	222	—	186	—
Corporate securities:
Finance, insurance and real estate	8,509	13	8,611	14
Manufacturing, construction and mining	1,241	2	1,139	2
Utilities, energy and related sectors	3,234	5	2,971	5
Wholesale/retail trade	3,299	5	3,210	5
Services, media and other	4,854	8	4,547	8
Hybrid securities	566	1	581	1
Non-agency residential mortgage-backed securities	2,862	5	2,693	5
Commercial mortgage-backed securities (a)	5,340	8	5,131	9
Asset-backed securities ("ABS") (a)	7,314	11	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	11,025	17	5,379	9
Total fixed maturity available for sale securities	50,193	78	46,317	77
Equity securities (b)	341	1	415	1
Limited partnerships:
Private equity	1,938	3	1,830	3
Real assets	734	1	437	1
Credit	1,355	2	1,021	2
Limited partnerships	4,027	6	3,288	6
Commercial mortgage loans	2,827	4	2,404	4
Residential mortgage loans	3,632	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,328	4	1,753	3
Short term investments	760	1	2,410	4
Total investments	$64,108	100%	$59,503	100%
(a) Balances at June 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b) Includes investment grade non-redeemable preferred stocks ($202 million and $222 million as of June 30, 2025 and December 31, 2024, respectively).
(c) Alternative investments include non-direct lending and direct lending securitizations classified as fixed maturity securities, certain limited partnerships and limited liability corporations classified as investments in unconsolidated affiliates and certain COLI classified as other long-term investments

Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in primarily high-grade fixed-income assets across a wide range of sectors, including Corporate securities, U.S. Government and government-sponsored agency securities, and Structured securities, among others.
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization ("NRSRO"), the SVO utilizes that rating and assigns a NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$33,850	$32,035	64%	$31,258	$29,174	63%
BBB	2	16,948	15,998	32	16,254	15,082	33
BB	3	1,640	1,571	3	1,591	1,538	3
B	4	422	395	1	375	353	1
CCC	5	108	78	—	100	68	—
CC and lower	6	189	116	—	151	102	—
Total		$53,157	$50,193	100%	$49,729	$46,317	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO (a)	$11,025	22%
ABS (a)	7,314	14
Commercial mortgage backed securities	5,340	10
Diversified financial services	3,898	8
Whole loan collateralized mortgage obligation	2,775	5
Banking	1,891	4
Insurance	1,826	4
Municipal	1,310	3
Electric	1,299	3
Telecommunications	1,027	2
Total	$37,705	75%

	December 31, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%
(a)Balances at June 30, 2025, reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2025 and December 31, 2024 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:	(In millions)
Due in one year or less	$473	$473	$525	$524
Due after one year through five years	3,636	3,641	3,634	3,589
Due after five years through ten years	5,055	4,993	4,930	4,756
Due after ten years	17,064	14,453	16,675	13,880
Subtotal	26,228	23,560	25,764	22,749
Other securities, which provide for periodic payments:
Asset-backed securities	18,465	18,339	15,777	15,649
Commercial-mortgage-backed securities	5,486	5,340	5,327	5,131
Residential mortgage-backed securities	2,978	2,954	2,861	2,788
Subtotal	26,929	26,633	23,965	23,568
Total fixed maturity available-for-sale securities	$53,157	$50,193	$49,729	$46,317

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $5 million and $43 million as of June 30, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, approximately 94% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of June 30, 2025, the CLO and ABS positions were trading at a net unrealized gain of $91 million and a net unrealized loss of $193 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of June 30, 2025 and December 31, 2024. Balances as of June 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		June 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,556	76%	$7,963	78%
BBB	2	1,512	21	1,633	16
BB	3	177	2	445	4
B	4	7	—	183	2
CCC	5	7	—	8	—
CC and lower	6	55	1	38	—
Total		$7,314	100%	$10,270	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of June 30, 2025 and December 31, 2024. Balances as of June 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		June 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$8,072	73%	$3,411	63%
BBB	2	1,876	17	1,396	26
BB	3	852	8	524	10
B	4	187	2	10	—
CCC	5	—	—	—	—
CC and lower	6	38	—	38	1
Total		$11,025	100%	$5,379	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$244	$205	$247	$205
Special revenue bonds	1,280	1,092	1,329	1,128
Certificate participations	16	13	16	13
Total	$1,540	$1,310	$1,592	$1,346
Across all municipal bonds, the largest issuer represented 5% of the category and less than 1% of the total portfolio for both June 30, 2025 and December 31, 2024, and is rated NAIC 1 as of June 30, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 97% of our municipal bond exposure rated NAIC 1 as of June 30, 2025 and December 31, 2024.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2025 and December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times and 2.3 times, respectively, and a weighted average LTV ratio of 56% and 57%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of June 30, 2025 and December 31, 2024. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
Residential Mortgage Loans
F&G's residential mortgage loans ("RMLs") are primarily closed end, amortizing loans, and 100% of the properties are in the United States. F&G diversifies its RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. F&G defines non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	17	$56	$—	$(1)	$55
United States Government sponsored agencies	49	23	—	(2)	21
United States municipalities, states and territories	165	1,413	—	(233)	1,180
Foreign Governments	42	221	—	(42)	179
Corporate securities:
Finance, insurance and real estate	599	5,054	—	(604)	4,450
Manufacturing, construction and mining	139	1,067	—	(147)	920
Utilities, energy and related sectors	439	2,859	—	(518)	2,341
Wholesale/retail trade	441	2,646	—	(461)	2,185
Services, media and other	559	4,108	—	(826)	3,282
Hybrid securities	36	451	—	(25)	426
Non-agency residential mortgage-backed securities	233	814	—	(76)	738
Commercial mortgage-backed securities	271	1,976	(53)	(158)	1,765
Asset-backed securities	553	5,490	(18)	(287)	5,185
Total fixed maturity available for sale securities	3,543	26,178	(71)	(3,380)	22,727
Equity securities	23	301	—	(85)	216
Total investments	3,566	$26,479	$(71)	$(3,465)	$22,943

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,465 million and $3,837 million as of June 30, 2025 and December 31, 2024, respectively. Most components of the portfolio exhibited price appreciation caused primarily by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $26,479 million and $29,405 million as of June 30, 2025 and December 31, 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% and 81% for services, media and other for June 30, 2025 and December 31, 2024, respectively. In the aggregate, services, media and other represented 24% and 23% of the total unrealized loss position for June 30, 2025 and December 31, 2024, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	3	$1	$1	$—	$—
Six months or more and less than twelve months	3	28	27	—	(1)
Twelve months or greater	92	1,198	771	—	(427)
Total investment grade	98	1,227	799	—	(428)

Below investment grade:
Less than six months	2	26	6	(20)	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	10	173	123	—	(50)
Total below investment grade	12	199	129	(20)	(50)
Total	110	$1,426	$928	$(20)	$(478)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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
There were 65 and 45 structured securities with a fair value of $131 million and $146 million to which we had potential credit exposure as of June 30, 2025 and December 31, 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $77 million and $62 million as of June 30, 2025 and December 31, 2024, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2025 and December 31, 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2025 and December 31, 2024, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:	(In millions)
Escrow, title-related and other fees	$45	$39	$80	$95
Interest and investment income	37	39	76	77
Recognized gains and losses, net	4	4	5	4
Total revenues	86	82	161	176
Expenses:
Personnel costs	41	30	72	73
Other operating expenses	32	30	55	56
Depreciation and amortization	7	7	14	15
Interest expense	20	19	40	38
Total expenses	100	86	181	182
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(14)	$(4)	$(20)	$(6)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $4 million, or 5%, in the three months ended June 30, 2025 and decreased $15 million, or 9% in the six months ended June 30, 2025 from the corresponding periods in 2024. The increase in the three months ended June 30, 2025 from the corresponding period in 2024 is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of $7 million, partially offset by various immaterial items. The decrease in the six months ended June 30, 2025 from the corresponding period in 2024 is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $11 million and various other immaterial items. Interest and investment income includes dividends received from F&G of $28 million and $56 million in the three and six months ended June 30, 2025, respectively, and $27 million and $54 million in the three and six months ended June 30, 2024, respectively. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $11 million, or 37%, in the three months ended June 30, 2025, and decreased $1 million, or 1% in the six months ended June 30, 2025 from the corresponding periods in 2024. The increase in the three months ended June 30, 2025 from the corresponding period in 2024 is primarily attributable to the aforementioned increase in valuations associated with our deferred compensation plan assets of $7 million, which increased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment increased $2 million, or 7%, in the three months ended June 30, 2025 and decreased $1 million, or 2% in the six months ended June 30, 2025 from the corresponding periods in 2024. The fluctuations in the three and six months ended June 30, 2025 from the corresponding periods in 2024 are attributable to various immaterial items.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.50 per share in the second quarter of 2025, or approximately $135 million to our common shareholders. On August 6, 2025, our Board of Directors declared cash dividends of $0.50 per share, payable on September 30, 2025, to FNF common shareholders of record as of September 16, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2025, we had cash and cash equivalents of $3,272 million, short term investments of $1,451 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $750 million. On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million. F&G is using the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share, for net proceeds of $269 million. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters. F&G is using the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2024, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends in the remainder of 2025 of approximately $253 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2025 and 2024 totaled $3,011 million and $2,954 million, respectively. The increase in cash provided by operating activities in the 2025 period of $57 million is primarily attributable to increased net cash inflows associated with net earnings of $265 million, reduced net cash outflows associated with the change in other assets and other liabilities of $240 million and various other individually immaterial items, partially offset by reduced net cash inflows associated with the change in future policy benefits of $270 million, reduced net cash inflows associated with the change in derivative collateral liabilities of $126 million and net cash outflows associated with the change in income taxes of $52 million in the 2025 period as compared to net cash inflows associated with the change in income taxes of $79 million in the 2024 period.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were $4,268 million and $3,021 million, respectively. The increase in cash used in investing activities in the 2025 period of $1,247 million was primarily attributable to increased cash outflows for purchases of investment securities of $3,974 million and increased cash outflows for additional investments in unconsolidated affiliates of $418 million, partially offset by increased cash inflows from proceeds from sales, calls and maturities of investment securities of $2,274 million, increased cash inflows from net proceeds from sales and maturities of short-term investment securities of $481 million and reduced cash outflows for acquisitions of $331 million.

Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $75 million and $76 million for the three and six months ended June 30, 2025 and 2024, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2025 and 2024 were $1,050 million and $2,190 million, respectively. The decrease in cash provided by financing activities in the 2025 period of $1,140 million was primarily attributable to increased cash outflows for contractholder withdrawals of $663 million, reduced cash inflows from contractholder deposits of $396 million, reduced cash inflows from debt offerings of $175 million and increased purchases of treasury stock of $178 million, partially offset by increased cash inflows associated with the change in secured trust deposits of $224 million and cash inflows from the F&G common stock offering of $117 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Stock Transactions. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 3,270,000 shares of FNF common stock under the 2024 Repurchase Program during the six months ended June 30, 2025 for approximately $184 million, at an average price of $56.18. Subsequent to June 30, 2025 and through market close on August 6, 2025, we repurchased a total of 91,224 shares for approximately $5 million, at an average price of $57.20 under this program.
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
We have unfunded investment commitments as of June 30, 2025 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations under the Employee Retirement Income Security Act of 1974 ("ERISA"), including the United States Department of Labor’s (“DOL”) implementation of the “fiduciary rule.”
The prohibited transaction rules of ERISA and the Internal Revenue Code of 1986, as amended (the “Code”) generally restrict the provision of investment advice to ERISA plans and participants and IRA owners, if the investment recommendation results in fees paid to the individual advisor, his or her firm, or their affiliates, which vary according to the investment recommendation chosen. In recent years, the DOL has issued or proposed several regulations that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements could increase the Company’s regulatory and compliance burden, resulting in increased costs.
In December 2020, the DOL issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Code, and sets forth a new exemption, referred to as prohibited transaction class exemption (“PTE”) 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling IRA products and withdraws the DOL’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021. The DOL left in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products, provided that certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. We, along with FGL Insurance and FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary.
On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the “New Fiduciary Rule”, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts under the care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s New Fiduciary Rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Final Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Final Rule’s original effective date of September 23, 2024 was delayed until further notice.
In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the New Final Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the New Final Rule.
On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. In early 2025, the DOL filed successive unopposed motions to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motions were granted so the appeals are in abeyance. A Fifth Circuit reversal of the Texas District Court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.
We cannot predict the final outcome of the pending litigation regarding the New Fiduciary Rule, however, management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs, all of which could adversely impact our business, results of operations and/or financial condition. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
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
There have been no material changes as of the date of this Quarterly Report on Form 10-Q to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 other than those described above.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2025 - 4/30/2025	60,000	$64.31	60,000	24,550,000
5/1/2025 - 5/31/2025	820,000	$54.64	820,000	23,730,000
6/1/2025 - 06/30/2025	2,000,000	$55.15	2,000,000	21,730,000
Total	2,880,000	$55.20	2,880,000
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and six months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)

3.1	Articles of Incorporation of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)

3.2	Bylaws of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)

4.1	Ninth Supplemental Indenture, dated as of June 4, 2025 (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2***	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

* The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
** Filed herewith.
***Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2025	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)