Form 10-Q
period 2025-09-30
Fidelity National Financial, Inc.
filed 2025-11-10
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The number of shares outstanding of the Registrant's common stock as of October 31, 2025 were:
FNF Common Stock    271,122,556

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2025

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of September 30, 2025 and December 31, 2024, at an amortized cost of $55,913 and $51,681, respectively, net of allowance for credit losses of $102 and $67, respectively, and includes pledged fixed maturity securities of $462 and $495, respectively, related to secured trust deposits	$53,501	$48,218
Preferred securities, at fair value	449	443
Equity securities, at fair value	441	642
Derivative investments	1,228	794
Mortgage loans, net of allowance of $77 and $70 as of September 30, 2025 and December 31, 2024, respectively	7,391	5,926
Investments in unconsolidated affiliates	4,925	3,731
Other long-term investments	1,287	811
Short-term investments	1,663	3,050
Total investments	70,885	63,615
Cash and cash equivalents, as of September 30, 2025 and December 31, 2024 includes $273 and $69, respectively, of pledged cash related to secured trust deposits	3,494	3,479
Trade and notes receivables, net of allowance of $35 and $32 as of September 30, 2025 and December 31, 2024, respectively	475	471
Reinsurance recoverable, net of allowance of $18 and $20 as of September 30, 2025 and December 31, 2024, respectively	16,848	13,380
Goodwill	5,272	5,271
Prepaid expenses and other assets	1,998	1,938
Market risk benefits asset	242	189
Lease assets	340	351
Other intangible assets, net	6,471	5,976
Title plants	421	420
Property and equipment, net	190	173
Total assets	$106,636	$95,263
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$61,798	$56,404
Future policy benefits	10,055	8,749
Accounts payable and accrued liabilities	3,778	3,249
Market risk benefits liability	830	549
Notes payable	4,398	4,321
Reserve for title claim losses	1,708	1,713
Funds withheld for reinsurance liabilities	13,582	10,758
Secured trust deposits	734	551
Lease liabilities	372	385
Income taxes payable	47	52
Total liabilities	97,302	86,731
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of September 30, 2025 and December 31, 2024; outstanding of 271 and 275 as of September 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,044	5,976
Retained earnings	6,293	5,982
Accumulated other comprehensive loss	(1,606)	(2,052)
Treasury stock, 60 and 56 shares as of September 30, 2025 and December 31, 2024, respectively, at cost	(2,376)	(2,152)
Total Fidelity National Financial, Inc. shareholders’ equity	8,355	7,754
Non-controlling interests	979	778
Total equity	9,334	8,532
Total liabilities and equity	$106,636	$95,263
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$678	$571	$1,820	$1,575
Agency title insurance premiums	890	789	2,410	2,166
Escrow, title-related and other fees	1,429	1,159	3,783	3,555
Interest and investment income	857	815	2,394	2,308
Recognized gains and losses, net	176	269	(13)	456
Total revenues	4,030	3,603	10,394	10,060
Expenses:
Personnel costs	899	810	2,536	2,316
Agent commissions	690	612	1,872	1,681
Other operating expenses	407	396	1,200	1,152
Benefits and other changes in policy reserves	1,181	1,095	2,698	2,864
Market risk benefit losses	43	71	148	80
Depreciation and amortization	227	189	623	545
Provision for title claim losses	70	61	190	168
Interest expense	60	56	181	152
Total expenses	3,577	3,290	9,448	8,958
Earnings before income taxes and equity in earnings of unconsolidated affiliates	453	313	946	1,102
Income tax expense	90	44	217	223
Earnings before equity in earnings of unconsolidated affiliates	363	269	729	879
Equity in earnings of unconsolidated affiliates	26	2	36	4
Net earnings	389	271	765	883
Less: Net earnings attributable to non-controlling interests	31	5	46	63
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$358	$266	$719	$820
Earnings per share
Net earnings per share attributable to common shareholders, basic	$1.33	$0.98	$2.65	$3.03
Net earnings per share attributable to common shareholders, diluted	$1.33	$0.97	$2.64	$3.00

Weighted average common shares outstanding - basic	269	272	271	271
Weighted average common shares outstanding - diluted	270	273	272	273

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net earnings	$389	$271	$765	$883
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	442	1,082	847	913
Unrealized gain on investments in unconsolidated affiliates (2)	—	5	8	23
Unrealized (loss) gain on foreign currency translation (3)	(6)	5	21	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	13	2	(46)	(4)
Changes in current discount rate - future policy benefits (5)	(128)	(293)	(260)	(110)
Changes in instrument-specific credit risk - market risk benefits (6)	(26)	(25)	(31)	(5)
Other comprehensive loss attributable to non-controlling interest (7)	(52)	(112)	(93)	(118)
Other comprehensive earnings	243	664	446	696
Comprehensive earnings	632	935	1,211	1,579
Less: Comprehensive earnings attributable to non-controlling interests	31	5	46	63
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$601	$930	$1,165	$1,516
_______________________________________

(1)Net of income tax expense of $109 million and $262 million for the three months ended September 30, 2025 and 2024, respectively, and $205 million and $220 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Net of income tax expense of $1 million for the three months ended September 30, 2024, and $2 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Net of income tax (benefit) expense of $(2) million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $5 million for the nine months ended September 30, 2025.
(4)Net of income tax expense (benefit) of $3 million for the three months ended September 30, 2025, and $(13) million and $(1) million for the nine months ended September 30, 2025 and 2024, respectively.
(5)Net of income tax benefit of $34 million and $78 million for the three months ended September 30, 2025 and 2024, respectively, and $69 million and $29 million for the nine months ended September 30, 2025 and 2024, respectively.
(6)Net of income tax benefit of $6 million for the three months ended September 30, 2025 and 2024, and $8 million and $1 million for the nine months ended September 30, 2025 and 2024, respectively.
(7)Net of income tax benefit of $13 million and $28 million for the three months ended September 30, 2025 and 2024, respectively, and $24 million and $30 million for the nine months ended September 30, 2025 and 2024, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, June 30, 2024	329	$—	$5,942	$5,536	$(2,087)	56	$(2,131)	$721	$7,981
Exercise of stock options	1	—	7	—	—	—	—	—	7
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	1,082	—	—	—	1,082
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	5	—	—	—	5
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	5	—	—	—	5
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	2	—	—	—	2
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(25)	—	—	—	(25)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(293)	—	—	—	(293)
Stock-based compensation	—	—	15	—	—	—	—	(1)	14
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	—	1
Dividends declared, $0.48 per common share	—	—	—	(131)	—	—	—	—	(131)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(112)	—	—	112	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(17)	(17)
Net earnings	—	—	—	266	—	—	—	5	271
Balance, September 30, 2024	330	$—	$5,965	$5,671	$(1,423)	56	$(2,131)	$820	$8,902

Balance, June 30, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	442	—	—	—	442
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	13	—	—	—	13
Change in current discount rate — liability for future policy benefits	—	—	—	—	(128)	—	—	—	(128)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(26)	—	—	—	(26)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(52)	—	—	52	—
Stock-based compensation	—	—	22	—	—	—	—	1	23
Repurchases of treasury stock	—	—	—	—	—	—	(38)	—	(38)
Dilution from share issuance by consolidated sub	—	—	—	—	—	—	—	(1)	(1)
Dividends declared, $0.50 per common share	—	—	—	(136)	—	—	—	—	(136)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(17)	(17)
Net earnings	—	—	—	358	—	—	—	31	389
Balance, September 30, 2025	331	$—	$6,044	$6,293	$(1,606)	60	$(2,376)	$979	$9,334

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2024	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	1	—	17	—	—	—	—	—	17
Purchase of incremental share in consolidated subs	—	—	(12)	—	—	—	—	(9)	(21)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	913	—	—	—	913
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	23	—	—	—	23
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(3)	—	—	—	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(4)	—	—	—	(4)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(110)	—	—	—	(110)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss associated with noncontrolling interests	—	—	(1)	—	(118)	—	—	119	—
Stock-based compensation	—	—	47	—	—	—	—	1	48
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
Shares withheld for taxes in treasury	—	—	—	—	—	—	(1)	(6)	(7)
Dividends declared, $1.44 per common share	—	—	—	(393)	—	—	—	—	(393)
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	136	136
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(35)	(35)
Net earnings	—	—	—	820	—	—	—	63	883
Balance, September 30, 2024	330	$—	$5,965	$5,671	$(1,423)	56	$(2,131)	$820	$8,902

Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
Treasury stock repurchased	—	—	—	—	—	4	(224)	—	(224)
Purchase of incremental share in consolidated subs	—	—	(7)	—	—	—	—	(3)	(10)
Other comprehensive earnings — unrealized gain on investments and other financial instruments	—	—	—	—	847	—	—	—	847
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings — unrealized gain on foreign currency translation	—	—	—	—	21	—	—	—	21
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(46)	—	—	—	(46)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(260)	—	—	—	(260)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(31)	—	—	—	(31)
Other comprehensive loss associated with noncontrolling interests			—	—	(93)			93	—
Stock-based compensation	—	—	61	—	—	—	—	3	64
Dilution from share issuance by consolidated subsidiary	—	—	2	—	—	—	—	(2)	—
F&G common stock offering	—	—	8	—	—	—	—	109	117
Dividends declared, $1.50 per common share	—	—	—	(408)	—	—	—	—	(408)
Subsidiary equity repurchases	—	—	—	—	—	—	—	(2)	(2)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(43)	(43)
Net earnings	—	—	—	719	—	—	—	46	765
Balance, September 30, 2025	331	$—	$6,044	$6,293	$(1,606)	60	$(2,376)	$979	$9,334
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net earnings	$765	$883
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	623	545
Equity in earnings of unconsolidated affiliates	(36)	(4)
Loss (gain) on sales of investments and other assets and asset impairments, net	90	(132)
Interest credited/index credits to contractholder account balances	337	1,482
Change in market risk benefits, net	148	80
Deferred policy acquisition costs and deferred sales inducements	(956)	(1,061)
Charges assessed to contractholders for mortality and admin	(248)	(209)
Non-cash lease costs	96	99
Operating lease payments	(102)	(112)
Distributions from unconsolidated affiliates, return on investment	140	70
Stock-based compensation cost	64	48
Change in NAV of limited partnerships, net	(231)	(261)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	(82)	(372)
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral liabilities	144	544
Change in reinsurance recoverable	9	(28)
Change in future policy benefits	978	1,080
Change in funds withheld from reinsurers	2,648	2,895
Net increase in trade receivables	(18)	(18)
Net decrease in reserve for title claim losses	(5)	(50)
Net change in income taxes	8	25
Net change in other assets and other liabilities	(50)	(184)
Net cash provided by operating activities	4,322	5,320
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	10,109	7,995
Additions to property and equipment, capitalized software and title plants	(113)	(116)
Purchases of investment securities	(16,520)	(12,644)
Net proceeds from sales and maturities of short-term investment securities	1,539	983
Acquisitions and dispositions	(60)	(570)
Additional investments in unconsolidated affiliates	(1,607)	(903)
Distributions from unconsolidated affiliates, return of investment	330	224
Net other investing activities	(4)	15
Net cash used in investing activities	(6,326)	(5,016)
Cash flows from financing activities:
Debt offering	375	550
Debt service payments	(300)	(250)
Dividends paid	(406)	(391)
Subsidiary dividends paid to non-controlling interest shareholders	(43)	(34)
Exercise of stock options	4	17
Additional investment in consolidated subsidiary	(9)	(21)
Net change in secured trust deposits	183	35
Payment of contingent consideration for prior period acquisitions	(24)	(13)
Contractholder account deposits	8,991	8,574
Contractholder account withdrawals	(6,646)	(6,568)
Purchases of treasury stock	(221)	—
F&G common stock offering	117	—
Other financing activities	(2)	—
Net cash provided by financing activities	2,019	1,899
Net increase in cash and cash equivalents	15	2,203
Cash and cash equivalents at beginning of period	3,479	2,767
Cash and cash equivalents at end of period	$3,494	$4,970
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including loan sub-servicing, valuations, default services, and home warranty, (ii) transaction services to the real estate and mortgage industries, and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority-owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reportable segments refer to Note H Segment Information.
Recent Developments
F&G Special Stock Distribution
On November 6, 2025, our Board of Directors approved a special stock distribution (the "Distribution") to FNF's shareholders of approximately 16 million shares of common stock of F&G owned by FNF, representing approximately 12% of the outstanding shares of F&G's common stock.
The Distribution by FNF of the special stock distribution will be made on December 31, 2025 (the "Distribution Date") to all of FNF's shareholders of record as of 4:30 p.m. ET on December 17, 2025 (the "Record Date"). The Distribution will consist of a pro rata common stock distribution to each of FNF's shareholders on the Record Date. As of November 5, 2025, FNF had approximately 271 million shares of its common stock, par value $0.001 per share, outstanding. Based on such number, FNF estimates that FNF's shareholders will receive approximately six shares of F&G's common stock for every 100 shares of FNF's common stock held as of the close of business on the Record Date. The final distribution ratio will be determined based on the number of shares of FNF's common stock outstanding on the Record Date.
No fractional shares of F&G's common stock will be distributed. Instead, FNF's shareholders will receive cash in lieu of any fraction of a share of F&G's common stock that they otherwise would have received. The Distribution is intended to be structured as a taxable dividend to FNF shareholders for U.S. federal income tax purposes.
We are in the process of evaluating potential financial impacts, including potential changes associated with our income tax planning strategies and disclosures.
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
7.30% F&G Junior Notes
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G is using the net proceeds of this offering for general corporate purposes, including the repurchase, redemption, or repayment at maturity of outstanding indebtedness. For further information, refer to Note N Notes Payable.
Income Tax
Income tax expense was $90 million and $44 million in the three months ended September 30, 2025 and 2024, respectively, and $217 million and $223 million in the nine months ended September 30, 2025 and 2024, respectively. Income tax expense as a percentage of earnings before income taxes was 20% and 14% in the three months ended September 30, 2025 and 2024, respectively, and 23% and 20% in the nine months ended September 30, 2025 and 2024, respectively. The increases in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 are primarily attributable to less valuation allowance being released in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.
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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and nine months ended September 30, 2025 and 2024.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $12 million and $16 million for the three months ended September 30, 2025 and 2024, respectively, and $44 million and $110 million for the nine months ended September 30, 2025 and 2024, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Earnings.
Recent Accounting Pronouncements
Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The Company plans to implement this update using the prospective method by enhancing our footnote disclosures as required by the update. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update refine capitalization thresholds by removing all references to project stages. The amendments require that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”). Additionally, the amendments clarify the disclosure requirements for internal-use software costs. The amendments in this update are effective for all companies for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied using a prospective, retrospective, or modified transition approach. We are still in the process of assessing this standard and its impact upon adoption.
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

Note B — Summary of Reserve for Title Claim Losses

 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2025	2024
	(In millions)
Beginning balance	$1,713	$1,770
Change in insurance recoverable	(6)	(14)
Claim loss provision related to:
Current year	190	168
Total title claim loss provision	190	168
Claims paid, net of recoupments related to:
Current year	(12)	(13)
Prior years	(177)	(191)
Total title claims paid, net of recoupments	(189)	(204)
Ending balance of claim loss reserve for title insurance	$1,708	$1,720
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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
The investor claimants who unsuccessfully appealed the entry of the Settlement and Bar Orders to the Ninth Circuit filed petitions for writ of certiorari requesting that the U.S. Supreme Court review the lower court decisions (U.S. Supreme Court Cases 24-1192 and 25-151). Their petitions argue that conflicting rulings among U.S. Circuit Courts of Appeal exist regarding the appropriateness of bar orders in equitable receiverships. The U.S. Supreme Court has directed CTC to file a brief in response to the petitions by December 3, 2025. The Court has not yet rendered a decision regarding whether it will grant certiorari and hear the cases. The remaining lawsuits pending in the Superior Court of San Diego County for the State of California involving claimants/investors who objected to the Settlement and Bar Orders are stayed pending the conclusion of the appellate process.
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

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,494	$—	$—	$—	$3,494
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	8,796	9,469	—	18,265
Commercial mortgage-backed securities	—	5,346	43	—	5,389
Corporates	41	20,277	3,318	—	23,636
Hybrids	37	530	15	—	582
Municipals	—	1,410	3	—	1,413
Residential mortgage-backed securities	—	2,968	3	—	2,971
U.S. Government	887	15	—	—	902
Foreign Governments	106	213	25	—	344
Preferred securities	182	259	8	—	449
Equity securities	390	—	17	34	441
Derivative investments	1	1,227	—	—	1,228
Investment in unconsolidated affiliates	—	—	270	—	270
Other long-term investments	—	—	39	—	39
Short term investments	1,377	279	7	—	1,663
Loan receivable, included in Prepaid expenses and other assets	—	—	18	—	18
Market risk benefits asset	—	—	242	—	242
Mortgage servicing rights ("MSRs")	—	—	125	—	125
Total financial assets at fair value	$6,515	$41,320	$13,602	$34	$61,471
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$6,083	$—	$6,083
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	1	6	—	7
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	44	—	—	44
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	830	—	830
Total financial liabilities at fair value	$—	$45	$6,991	$—	$7,036

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,479	$—	$—	$—	$3,479
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,513	8,143	—	15,656
Commercial mortgage-backed securities	—	5,182	—	—	5,182
Corporates	41	18,698	2,957	—	21,696
Hybrids	35	546	—	—	581
Municipals	—	1,386	—	—	1,386
Residential mortgage-backed securities	—	2,793	3	—	2,796
U.S. Government	631	6	—	—	637
Foreign Governments	—	280	4	—	284
Preferred securities	189	246	8	—	443
Equity securities	575	—	10	57	642
Derivative investments	—	791	3	—	794
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,995	18	37	—	3,050
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
MSRs	—	—	65	—	65
Total financial assets at fair value	$7,945	$37,459	$11,734	$57	$57,195
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$1	$(99)	$5,843	$—	$5,745
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2025 or December 31, 2024.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Derivative contracts can either be exchange traded or traded over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, foreign currency exchange rates, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs are not available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.
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
The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at September 30, 2025 and December 31, 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
MSRs
MSRs are measured at fair value using a discounted cash flow analysis and calculated using a computer pricing model, which incorporates assumptions that market participants use in estimating future net servicing income cash flows. These assumptions include estimates of prepayment rates, discount rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and ancillary income. The assumptions that are significant in the determination of fair value of MSRs include the conditional prepayment rates and discount rates. MSRs are included in Prepaid expenses and other assets in the accompanying unaudited Condensed Consolidated Balance Sheets. Realized gains and losses related to MSRs are a result of changes in fair value due to changes in assumptions during the period, which are included in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2025 and December 31, 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2025
	(In millions)			September 30, 2025
Assets
Asset-backed securities	$116	Third-Party Valuation	Discount Rate	4.50% - 7.15% (6.04%)
Corporates	9	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (97.22%)
Corporates	742	Third-Party Valuation	Discount Rate	3.44% - 22.03% (5.98%)
Municipals	3	Third-Party Valuation	Discount Rate	5.06% - 5.06% (5.06%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.49% - 5.49% (5.49%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	7.04% - 7.04% (7.04%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	12	Discounted Cash Flow	Discount rate	8.20% - 13.00% (11.20%)
		Market Comparable Company Analysis	EBITDA multiple	4.7x - 6.8x (5.5x)
Investment in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.3x - 15.2x (11.1x)
Other long-term investments:
Available-for-sale embedded derivative	39	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	18	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.96% - 6.96% (6.96%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
MSRs	125	Discounted Cash Flow	Discount Rate	6.65% - 11.91% (8.81%)
			Conditional Prepayment Rate	5.91% -13.95% (7.94%)
Market risk benefits asset	242	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.41%)
			Partial Withdrawal Rates	2.00% - 25.64% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.68%)
Total financial assets at fair value (a)	$1,585
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,083	Discounted Cash Flow	Market Value of Option	0.00% - 50.92% (3.85%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.93%)
			Partial Withdrawals	2.00% - 37.04% (2.70%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.50% - 6.09% (2.75%)
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	12.00% - 12.00% (12.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.00% - 6.00% (6.00%)
Market risk benefits liability	830	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.41%)
			Partial Withdrawal Rates	2.00% - 25.64% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.68%)
Total financial liabilities at fair value	$6,985
(a) Assets of $12,017 million and liabilities of $6 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2024
	(In millions)			December 31, 2024
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15% (6.33%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Corporates	7	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (96.45%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Preferred securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Equity securities	4	Discounted Cash Flow	Discount rate	4.80% - 14.10% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.8x - 7.5x (7.0x)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6x)
MSRs	65	Discounted Cash Flow	Discount Rate	10.60% - 12.00% (11.30%)
			Conditional Prepayment Rate	6.24% - 11.99% (9.12%)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% -24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% -75.00% (61.77%)
Total financial assets at fair value (a)	$1,433
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.68%)
Contingent consideration, included in Accounts payable and accrued liabilities	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a) Assets of $10,301 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$9,361	$(2)	$65	$863	$(119)	$(483)	$(216)	$9,469	$59
Commercial mortgage-backed securities	3	—	—	43	—	—	(3)	43	—
Corporates	3,165	2	35	442	(214)	(112)	—	3,318	36
Hybrids	5	—	1	9	—	—	—	15	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	5	—	—	—	—	—	(2)	3	—
Foreign Governments	23	—	2	—	—	—	—	25	1
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	2	—	—	—	—	—	17	—
Investment in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Short term investments	5	—	—	2	—	—	—	7	—
Other long-term investments:
Available-for-sale embedded derivative	36	—	3	—	—	—	—	39	3
Credit linked note	—	—	—	—	—	—	—	—	—
Prepaid expenses and other assets:
Loan receivable (b)	18	—	—	—	—	—	—	18	—
MSRs	140	(4)	—	6	(17)	—	—	125	—
Subtotal Level 3 assets at fair value	$13,059	$(4)	$106	$1,365	$(350)	$(595)	$(221)	$13,360	$99
Market risk benefits asset (c)	213							242
Total Level 3 assets at fair value	$13,272							$13,602
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,727	$174	$—	$315	$—	$(133)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	5	1	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	67	5	—	—	—	—	—	72	—
Subtotal Level 3 liabilities at fair value	$5,799	$180	$—	$315	$—	$(133)	$—	$6,161	$—
Market risk benefits liability (c)	711							830
Total Level 3 liabilities at fair value	$6,510							$6,991
(a) The net transfers out of Level 3 during the three months ended September 30, 2025 were exclusively into Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note O Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,042	$(3)	$77	$515	$(30)	$(358)	$(59)	$8,184	$77
Commercial mortgage-backed securities	15	—	—	—	—	—	(15)	—	—
Corporates	2,355	(2)	67	354	—	(43)	(3)	2,728	64
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Investment in unconsolidated affiliates (b)	358	6	—	—	—	—	(92)	272	—
Short term investments	71	—	—	85	—	—	—	156	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	13		—	—	—	—	—	13	—
Derivative investments	8		(1)	—	—	—	(7)	—
MSRs	50	(3)	—	8	—	—	—	55	—
Other long-term investments:
Available-for-sale embedded derivative	31	—	3	—	—	—	—	34	3
Credit linked note	6	—	—	—	—	(2)	—	4	—
Subtotal Level 3 assets at fair value	$10,965	$(2)	$146	$962	$(30)	$(403)	$(176)	$11,462	$144
Market risk benefits asset (c)	103							134
Total Level 3 assets at fair value	$11,068							$11,596
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$4,848	$308	$—	$390	$—	$(135)	$—	$5,411	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	28	—	—	—	—	—	(28)	—
Contingent consideration, included in Accounts payable and accrued liabilities	63	6	—	—	—	—	—	69	—
Subtotal Level 3 liabilities at fair value	$4,939	$314	$—	$390	$—	$(135)	$(28)	$5,480	$—
Market risk benefits liability (c)	459							603
Total Level 3 liabilities at fair value	$5,398							$6,083
(a) The net transfers out of Level 3 during the three months ended September 30, 2024 were exclusively to Level 2.
(b) The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH LLC prior to the acquisition on July 18, 2024.
(c) Refer to Note O Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(5)	$95	$2,586	$(317)	$(882)	$(151)	$9,469	$88
Commercial mortgage-backed securities	—	—	—	46	—	—	(3)	43	—
Corporates	2,957	(14)	76	1,161	(542)	(317)	(3)	3,318	76
Hybrids	—	—	—	15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	—	—	25	1
Preferred securities	8	(1)	1	—	—	—	—	8	—
Equity securities	10	2	—	5	—	—	—	17	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investment in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Short term investments	37	—	—	8	—	(38)	—	7	—
Prepaid expenses and other assets
MSRs	65	(3)	—	80	(17)	—	—	125	—
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	7	—	—	—	—	39	7
Subtotal Level 3 assets at fair value	$11,545	$(25)	$179	$3,934	$(876)	$(1,238)	$(159)	$13,360	$170
Market risk benefits asset (c)	189							242
Total Level 3 assets at fair value	$11,734							$13,602
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$5,220	$309	$—	$899	$—	$(345)	$—	$6,083	$—
Foreign currency swaps and other derivative instruments	—	6	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal Level 3 liabilities at fair value	$5,294	$325	$—	$899	$—	$(357)	$—	$6,161	$—
Market risk benefits liability (c)	549							830
Total Level 3 liabilities at fair value	$5,843							$6,991
(a) The net transfers out of Level 3 during the nine months ended September 30, 2025 were exclusively into Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note O Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine Months Ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$12	$187	$1,981	$(109)	$(904)	$(105)	$8,184	$184
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,979	(2)	79	873	(96)	(85)	(20)	2,728	77
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Investment in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Short term investments	—	—	—	156	—	—	—	156	—
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(2)	—	—	—	—	—	13	—
Derivative investments	57	(50)		—	—	—	(7)	—	1
MSRs	—	(3)	—	58	—	—	—	55	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	7	—	—	—	—	34	7
Credit linked note	10	1	—	—	—	(7)	—	4	—
Subtotal Level 3 assets at fair value	$9,589	$35	$274	$3,127	$(255)	$(1,007)	$(301)	$11,462	$270
Market risk benefits asset (c)	88							134
Total Level 3 assets at fair value	$9,677							$11,596
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$4,258	$452	$—	$1,011	$—	$(310)	$—	$5,411	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	—	28	—	—	—	—	(28)	—	—
Contingent consideration obligation, included in Accounts payable and accrued liabilities (d)	—	21	—	48	—	—	—	69	—
Subtotal Level 3 liabilities at fair value	$4,258	$501	$—	$1,059	$—	$(310)	$(28)	$5,480	$—
Market risk benefits liability (c)	403							603
Total Level 3 liabilities at fair value	$4,661							$6,083
(a) The net transfers out of Level 3 during the nine months ended September 30, 2024 were exclusively to Level 2.
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
Investments in Unconsolidated affiliates
In our F&G segment, the carrying value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates accounted for under the equity method of accounting were $193 million and $166 million as of September 30, 2025 and December 31, 2024, respectively.
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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As of September 30, 2025 and December 31, 2024, there were no outstanding balances under the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$145	$—	$—	$145	$145
Commercial mortgage loans	—	—	3,068	—	3,068	3,284
Residential mortgage loans	—	—	3,896	—	3,896	4,107
Investments in unconsolidated affiliates	—	—	2	4,460	4,462	4,462
Policy loans	—	—	136	—	136	136
Other invested assets	39	—	—	52	91	91
Company-owned life insurance	—	—	875	—	875	875
Trade and notes receivables, net of allowance	—	—	475	—	475	475
Total	$39	$145	$8,452	$4,512	$13,148	$13,575

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$50,316	$—	$50,316	$55,715
Debt	—	4,244	—	—	4,244	4,398
Total	$—	$4,244	$50,316	$—	$54,560	$60,113

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Other invested assets	42	—	—	48	90	90
Company-owned life insurance	—	—	431	—	431	431
Trade and notes receivables, net of allowance	—	—	471	—	471	471
Total	$42	$153	$6,331	$3,336	$9,862	$10,468

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Debt	—	3,781	—	—	3,781	4,321
Total	$—	$3,781	$46,339	$—	$50,120	$55,505
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

Note D — Investments
Our fixed maturity securities investments have been designated as available-for-sale ("AFS"), and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,346	$(21)	$198	$(258)	$18,265
Commercial mortgage-backed securities	5,525	(55)	67	(149)	5,388
Corporates	25,578	(25)	339	(2,256)	23,636
Hybrids	596	—	5	(19)	582
Municipals	1,618	—	6	(211)	1,413
Residential mortgage-backed securities	2,975	(1)	68	(71)	2,971
U.S. Government	899	—	7	(3)	903
Foreign Governments	376	—	4	(37)	343
Total available-for-sale securities	$55,913	$(102)	$694	$(3,004)	$53,501

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$15,784	$(13)	$202	$(317)	$15,656
Commercial mortgage-backed/asset-backed securities	5,379	(49)	53	(201)	5,182
Corporates	24,425	(5)	108	(2,832)	21,696
Hybrids	604	—	6	(29)	581
Municipals	1,638	—	3	(255)	1,386
Residential mortgage-backed securities	2,869	—	32	(105)	2,796
U.S. Government	645	—	2	(10)	637
Foreign Governments	337	—	—	(53)	284
Total available-for-sale securities	$51,681	$(67)	$406	$(3,802)	$48,218
Securities held on deposit with various state regulatory authorities had a fair value of $154 million and $997 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company held $33 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of September 30, 2025 and December 31, 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $522 million and $476 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,475 million and $4,289 million as of September 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2025		December 31, 2024
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$860	$852	$961	$955
Due after one year through five years	5,193	5,217	4,616	4,544
Due after five years through ten years	5,532	5,545	5,311	5,126
Due after ten years	17,482	15,263	16,761	13,959
Subtotal	29,067	26,877	27,649	24,584
Other securities, which provide for periodic payments:
Asset-backed securities	18,346	18,265	15,784	15,656
Commercial mortgage-backed securities	5,525	5,388	5,379	5,182
Residential mortgage-backed securities	2,975	2,971	2,869	2,796
Subtotal	26,846	26,624	24,032	23,634
Total fixed maturity available-for-sale securities	$55,913	$53,501	$51,681	$48,218
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
We consider the following in determining whether write-offs of a security’s amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of September 30, 2025 and December 31, 2024, our allowance for expected credit losses for AFS securities was $102 million and $67 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,738	$(27)	$2,238	$(208)	$3,976	$(235)
Commercial mortgage-backed securities	384	(9)	1,184	(126)	1,568	(135)
Corporates	2,590	(42)	9,789	(2,215)	12,379	(2,257)
Hybrids	71	(2)	339	(17)	410	(19)
Municipals	159	(4)	1,055	(207)	1,214	(211)
Residential mortgage-backed securities	169	(1)	391	(64)	560	(65)
U.S. Government	207	(1)	93	(2)	300	(3)
Foreign Government	49	(1)	156	(36)	205	(37)
Total available-for-sale securities	$5,367	$(87)	$15,245	$(2,875)	$20,612	$(2,962)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,769
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,172
Total number of available-for-sale securities in an unrealized loss position						3,941

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	727	(11)	1,513	(175)	2,240	(186)
Corporates	6,831	(208)	9,866	(2,624)	16,697	(2,832)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	1,006	(243)	1,267	(255)
Residential mortgage-backed securities	899	(16)	460	(89)	1,359	(105)
U.S. Government	313	(4)	122	(5)	435	(9)
Foreign Government	120	(5)	157	(48)	277	(53)
Total available-for-sale securities	$10,420	$(290)	$16,141	$(3,485)	$26,561	$(3,775)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,005
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,305
Total number of available-for-sale securities in an unrealized loss position						4,310

The unrealized losses as of September 30, 2025 and December 31, 2024 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 4% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for September 30, 2025 and December 31, 2024, respectively. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$17	1%	$17	1%
Industrial	705	21	657	24
Mixed Use	20	1	11	—
Multifamily	1,156	35	1,006	37
Office	349	11	349	13
Retail	367	11	98	4
Student Housing	83	3	83	3
Other	606	17	501	18
Total CMLs, gross of valuation allowance	$3,303	100%	$2,722	100%
Allowance for expected credit loss	(19)		(17)
Total CMLs, net of valuation allowance	$3,284		$2,705

U.S. Region:
East North Central	$126	4%	$98	4%
East South Central	87	3	75	3
Middle Atlantic	358	11	354	13
Mountain	421	13	409	15
New England	187	6	164	6
Pacific	732	22	706	26
South Atlantic	1,099	32	683	25
West North Central	67	2	62	2
West South Central	226	7	171	6
Total CMLs, gross of valuation allowance	$3,303	100%	$2,722	100%
Allowance for expected credit loss	(19)		(17)
Total CMLs, net of valuation allowance	$3,284		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the nine months ended September 30, 2025 and for the year ended December 31, 2024. CMLs segregated by aging of the loans (by year of origination) as of September 30, 2025 and December 31, 2024 were as follows, gross of valuation allowances:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$588	$292	$238	$291	$1,253	$631	$3,293
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	10	10
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at September 30, 2025 and December 31, 2024:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2025	(In millions)
LTV Ratios:
Less than 50.00%	$658	$16	$—	$674	20%	$657	21%
50.00% to 59.99%	912	29	12	953	29	881	29
60.00% to 74.99%	1,467	192	—	1,659	50	1,513	49
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$3,041	$241	$21	$3,303	100%	$3,068	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$146	$49	$110	$20	$75	$274	$674
50.00% to 59.99%	157	29	53	149	321	244	953
60.00% to 74.99%	285	210	71	113	857	123	1,659
75.00% to 84.99%	—	4	4	9	—	—	17
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303
CMLs
DSC Ratios
Greater than 1.25x	$527	$141	$226	$279	$1,241	$627	$3,041
1.00x - 1.25x	61	151	12	3	—	14	241
Less than 1.00x	—	—	—	9	12	—	21
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
CMLs
DSC Ratios
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of September 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	September 30, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$199	5%
New York	186	5
California	177	5
All other states (a)	3,596	85
Total RMLs, gross of valuation allowance	4,165	100%
Allowance for expected credit loss	(58)
Total RMLs, net of valuation allowance	$4,107
(a)     The individual concentration of each state is less than 5% as of September 30, 2025.

	December 31, 2024
	Amortized Cost	% of Total
U.S. States:	(In millions)
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)     The individual concentration of each state is less than 5% as of December 31, 2024.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2025 and December 31, 2024, was as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$4,093	98%	$3,188	97%
Non-performing	72	2	86	3
Total RMLs, gross of valuation allowance	4,165	100%	3,274	100%
Allowance for expected loan loss	(58)		(53)
Total RMLs, net of valuation allowance	$4,107		$3,221

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the nine months ended September 30, 2025 or during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2025 and December 31, 2024, were as follows, gross of valuation allowances:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$931	$752	$353	$846	$749	$425	$4,056
30-89 days past due	6	6	3	10	3	9	37
90 days or more past due	—	5	4	11	21	31	72
Total RMLs	$937	$763	$360	$867	$773	$465	$4,165

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274

    Non-accrual loans by amortized cost as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$72	$85
Commercial mortgage:	10	9
Total non-accrual mortgages	$82	$94

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2025 and 2024.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2025 and December 31, 2024, we had $82 million and $94 million, respectively, of mortgage loans that were over 90 days past due.
As of September 30, 2025 and December 31, 2024, we had $72 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC, and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three-year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings.

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(58)	$(17)	$(75)	$(53)	$(17)	$(70)
Provision expense for loan losses	—	(2)	(2)	(5)	(2)	(7)
Ending Balance	$(58)	$(19)	$(77)	$(58)	$(19)	$(77)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(50)	$(14)	$(64)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(1)	(4)	(5)	3	(6)	(3)
Ending Balance	$(51)	$(18)	$(69)	$(51)	$(18)	$(69)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the accrued interest receivable balance on CMLs totaled $11 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $36 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$606	$583	$1,747	$1,679
Equity securities	8	8	26	26
Preferred securities	6	7	19	25
Mortgage loans	97	69	266	200
Invested cash and short-term investments	37	72	139	172
Limited partnerships	91	84	207	234
Tax deferred property exchange income	33	36	58	102
Other investments	46	32	131	88
Gross investment income	924	891	2,593	2,526
Investment expense	(67)	(76)	(199)	(218)
Interest and investment income	$857	$815	$2,394	$2,308
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $219 million and $77 million for the three months ended September 30, 2025 and 2024, respectively, and $592 million and $463 million for the nine months ended September 30, 2025 and 2024, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Net realized (losses) gains on fixed maturity available-for-sale securities	$(10)	$(1)	$(11)	$3
Net realized/unrealized (losses) gains on equity securities (1)	(39)	48	(111)	48
Net realized/unrealized gains on preferred securities (2)	9	17	6	29
Net realized/unrealized (losses) gains on other invested assets	(5)	3	68	73
Change in allowance for expected credit losses	1	—	(44)	(32)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(49)	30	(124)	65
Unrealized gains on certain derivative instruments	326	347	358	450
Change in fair value of reinsurance related embedded derivatives (3)	(60)	(178)	(162)	(186)
Change in fair value of other derivatives and embedded derivatives	3	3	7	6
Net realized/unrealized gains on derivatives and embedded derivatives	220	202	79	335
Recognized gains and losses, net	$176	$269	$(13)	$456
(1) Includes net valuation (losses) gains of $(43) million and $31 million for the three months ended September 30, 2025 and 2024, respectively, and $(121) million and $(42) million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes net valuation gains of $10 million and $18 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $30 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) and gains attributable to these agreements, and thus excluded from the totals in the table above, were $(77) million and $(176) million for the three and nine months ended September 30, 2025, respectively, and $177 million and $(186) million for the three and nine months ended September 30, 2024, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$925	$1,476	$3,628	$2,638
Gross gains	10	18	26	36
Gross losses	(3)	(20)	(24)	(52)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,903	$6,051	$3,565	$4,703
Fixed maturity securities	26,250	27,136	23,242	24,242
Total unconsolidated VIE investments	$31,153	$33,187	$26,807	$28,945

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
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	September 30, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments	(In millions)
Interest rate swaps (a)	$850	$12	$1	$—	$—	$—
Foreign currency swaps (a)	21	—	3	39	2	—
Total derivatives designated as hedging instruments	871	12	4	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	30,709	1,131	—	29,594	773	—
Interest rate swaps (a)	5,804	84	1	5,145	19	10
Foreign currency swaps (a)	231	—	3	—	—	—
Futures contracts (a)	107	1	—	152	—	—
Other derivative investments (a)	93	—	—	118	1	—
Other embedded derivatives (b)	—	39	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	—	6,083	—	—	5,220
Reinsurance related embedded derivatives (d)	—	—	44	—	—	(109)
Total derivatives not designated as hedging instruments	36,944	1,255	6,131	35,009	825	5,121
Total derivatives	$37,815	$1,267	$6,135	$35,048	$827	$5,121
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
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024.

The amounts and locations of gains (losses) recognized for derivatives and gains (losses) recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(1)	$1	$—	$—	$—	$—
Total derivatives designated as hedging instruments	—	—	(1)	1	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	269	—	—	—	260	—	—	—
Interest rate swaps	(5)	—	—	—	114	—	—	—
Foreign currency swaps	—	—	—	—	—	—	—	—
Futures contracts	12	—	—	—	7	—	—	—
Other derivative investments	1	—	—	—	(4)	—	—	—
Other embedded derivatives	3	—	—	—	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	174	—	—	—	308	—
Reinsurance related embedded derivatives	(60)	—	—	—	(178)	—	—	—
Total derivatives not designated as hedging instruments	220	—	174	—	202	—	308	—
Total derivatives	$220	$—	$173	$1	$202	$—	$308	$—

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$11	$(12)	$—	$—	$—	$—
Foreign currency swaps	(3)	3	—	—	—	—	—	—
Total derivatives designated as hedging instruments	(3)	3	11	(12)	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	161	—	—	—	487	—	—	—
Interest rate swaps	64	—	—	—	9	—	—	—
Foreign currency swaps	(4)	—	—	—	—	—	—	—
Futures contracts	26	—	—	—	18	—	—	—
Other derivative investments	(10)	—	—	—	1	—	—	—
Other embedded derivatives	7	—	—	—	6	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	309	—	—	—	452	—
Reinsurance related embedded derivatives	(162)	—	—	—	(186)	—	—	—
Total derivatives not designated as hedging instruments	82	—	309	—	335	—	452	—
Total derivatives	$79	$3	$320	$(12)	$335	$—	$452	$—
The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	September 30, 2025		December 31, 2024
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(867)	(12)	—	—
For the three and nine months ended September 30, 2025 and 2024, the derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness was immaterial.
There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of September 30, 2025 and December 31, 2024.

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
We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five, and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads, or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the unaudited Condensed Consolidated Statements of Earnings. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
September 30, 2025	$1,214	$1,165	$57
December 31, 2024	782	771	34
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2025 and December 31, 2024, counterparties posted collateral of $1,165 million and $771 million, respectively, of which $823 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $57 million and $34 million as of September 30, 2025 and December 31, 2024, respectively.
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
We held 317 and 527 futures contracts as of September 30, 2025 and December 31, 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 million and $7 million as of September 30, 2025 and December 31, 2024, respectively.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $16 million and $17 million as of September 30, 2025 and December 31, 2024, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
In connection with the cybersecurity incident initially reported on November 21, 2023, the Company and/or its subsidiaries is a party to a consolidated putative nationwide class action, In Re: LoanCare Data Security Breach Litigation, Case No. 3:23cv1508, pending in the U.S. District Court for the Middle District of Florida and originating from the consolidation of putative class actions filed in the U.S. District Courts for the Middle District of Florida, the Central District of California, and the Western District of Missouri. On March 19, 2024, plaintiffs filed their consolidated class action complaint on behalf of a nationwide class, along with a California subclass and a Florida subclass, alleging common law tort and contract claims and certain state statutory claims. The parties mediated the case on July 25, 2024, and reached an agreement in principle to resolve the case on a class-wide basis. On March 24, 2025, the court granted preliminary approval of the class-wide settlement, set class notice and claim form deadlines, and scheduled a final approval hearing. On September 9, 2025, the court entered a Final Order and Judgment granting approval of the class action settlement and dismissing the case with prejudice. The deadline to appeal the Final Order and Judgment was October 9, 2025, and no appeals were filed. Funds have been disbursed to the settlement administrator.
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
Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (IMOs), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading Plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase Plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment, which is fully briefed. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. This motion is also fully briefed. Additionally, FGL Insurance's motion to exclude plaintiff’s expert testimony as inadmissible, filed on June 9, 2025, remains pending with the court. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a lawsuit filed by IDC as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled, Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California, and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC's counterclaim on various grounds. The motion has been fully briefed and a decision is pending with the court. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As this case continues to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance and/or Peak will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors alleging they breached their fiduciary duties related to their compensation in 2022, 2023, and 2024, and were unjustly enriched. Plaintiff seeks disgorgement of any alleged excessive and unfair compensation payments, the recovery of damages on behalf of FNF, and the reformation of certain corporate governance and internal measures to protect FNF and its stockholders going forward. On August 1, 2025, defendants filed a motion to dismiss the lawsuit based on various grounds. A hearing on the motion has been scheduled for January 22, 2026. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
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

In our F&G segment, we have unfunded commitments as of September 30, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2025 is included below:

September 30, 2025
Commitment Type	(In millions)
Unconsolidated VIEs:
Limited partnerships	$1,127
Asset-backed lending	225
Fixed maturity securities, asset-backed securities	460
Direct Lending	1,734
Other fixed maturity securities, AFS	162
Commercial mortgage loans	79
Residential mortgage loans	365
Other assets	110
Total	$4,262
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of September 30, 2025 and December 31, 2024 was $18 million and $11 million, respectively. The balance is included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the Other assets line item.
Note G — Dividends
On November 6, 2025, our Board of Directors declared cash dividends of $0.52 per share, payable on December 31, 2025, to FNF common shareholders of record as of December 17, 2025.

Note H — Segment Information
The tables below summarize the result of operations by segment that are provided to the Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer. The Company's primary methods of measuring profitability and performance on a reportable segment basis are Revenues and Net earnings from continuing operations, which are also measures used by the CODM to evaluate segment results and are factors in determining capital allocation among the segments.
Summarized financial information concerning our reportable segments is shown in the following tables. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
As of and for the three months ended September 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	678	—	—	—	678
Agency title insurance premiums	890	—	—	—	890
Escrow, title related and other fees	634	735	60	—	1,429
Interest and investment income	101	748	37	(29)	857
Recognized gains and losses, net	(38)	211	3	—	176
Total segment revenues	2,265	1,694	100	(29)	4,030
Significant segment expenses:
Personnel costs	766	79	54	—	899
Agent commissions	690	—	—	—	690
Other operating expenses	341	38	28	—	407
Benefits and other changes in policy reserves	—	1,181	—	—	1,181
Total significant segment expenses	1,797	1,298	82	—	3,177
Other segment items:
Depreciation and amortization	39	180	8	—	227
Provision for title claim losses	70	—	—	—	70
Market risk benefit gains	—	43	—	—	43
Interest expense	—	42	18	—	60
Total other segment items	109	265	26	—	400
Total segment expenses	1,906	1,563	108	—	3,577
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	359	131	(8)	(29)	453
Income tax expense (benefit)	90	11	(11)	—	90
Earnings (loss) before equity in earnings of unconsolidated affiliates	269	120	3	(29)	363
Equity in earnings of unconsolidated affiliates	29	—	(3)	—	26
Net earnings (loss) from continuing operations	$298	$120	$—	$(29)	$389
Assets	$8,154	$96,142	$2,340	$—	$106,636
Goodwill	2,799	2,180	293	—	5,272

As of and for the three months ended September 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	571	—	—	—	571
Agency title insurance premiums	789	—	—	—	789
Escrow, title related and other fees	581	526	52	—	1,159
Interest and investment income	92	712	37	(26)	815
Recognized gains and losses, net	63	206	—	—	269
Total segment revenues	2,096	1,444	89	(26)	3,603
Significant segment expenses:
Personnel costs	688	80	42	—	810
Agent commissions	612	—	—	—	612
Other operating expenses	328	45	23	—	396
Benefits and other changes in policy reserves	—	1,095	—	—	1,095
Total significant segment expenses	1,628	1,220	65	—	2,913
Other segment items:
Depreciation and amortization	35	147	7	—	189
Provision for title claim losses	61	—	—	—	61
Market risk benefit losses	—	71	—	—	71
Interest expense	—	36	20	—	56
Total other segment items	96	254	27	—	377
Total segment expenses	1,724	1,474	92	—	3,290
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	372	(30)	(3)	(26)	313
Income tax expense (benefit)	73	(25)	(4)	—	44
Earnings (loss) before equity in earnings of unconsolidated affiliates	299	(5)	1	(26)	269
Equity in earnings of unconsolidated affiliates	2	—	—	—	2
Net earnings (loss) from continuing operations	$301	$(5)	$1	$(26)	$271
Assets	$8,046	$84,110	$2,516	$—	$94,672
Goodwill	2,800	2,179	293	—	5,272

As of and for the nine months ended September 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,820	—	—	—	1,820
Agency title insurance premiums	2,410	—	—	—	2,410
Escrow, title related and other fees	1,772	1,871	140	—	3,783
Interest and investment income	270	2,096	113	(85)	2,394
Recognized gains and losses, net	(20)	(1)	8	—	(13)
Total segment revenues	6,252	3,966	261	(85)	10,394
Significant segment expenses:
Personnel costs	2,187	223	126	—	2,536
Agent commissions	1,872	—	—	—	1,872
Other operating expenses	996	121	83	—	1,200
Benefits and other changes in policy reserves	—	2,698	—	—	2,698
Total significant segment expenses	5,055	3,042	209	—	8,306
Other segment items:
Depreciation and amortization	110	491	22	—	623
Provision for title claim losses	190	—	—	—	190
Market risk benefit losses	—	148	—	—	148
Interest expense	—	123	58	—	181
Total other segment items	300	762	80	—	1,142
Total segment expenses	5,355	3,804	289	—	9,448
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	897	162	(28)	(85)	946
Income tax expense (benefit)	225	21	(29)	—	217
Earnings (loss) before equity in earnings of unconsolidated affiliates	672	141	1	(85)	729
Equity in earnings of unconsolidated affiliates	39	—	(3)	—	36
Net earnings (loss) from continuing operations	$711	$141	$(2)	$(85)	$765
Assets	$8,154	$96,142	$2,340	$—	$106,636
Goodwill	2,799	2,180	293	—	5,272

As of and for the nine months ended September 30, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,575	—	—	—	1,575
Agency title insurance premiums	2,166	—	—	—	2,166
Escrow, title related and other fees	1,636	1,772	147	—	3,555
Interest and investment income	262	2,012	114	(80)	2,308
Recognized gains and losses, net	51	401	4	—	456
Total segment revenues	5,690	4,185	265	(80)	10,060
Significant segment expenses:
Personnel costs	1,986	215	115	—	2,316
Agent commissions	1,681	—	—	—	1,681
Other operating expenses	924	149	79	—	1,152
Benefits and other changes in policy reserves	—	2,864	—	—	2,864
Total significant segment expenses	4,591	3,228	194	—	8,013
Other segment items:
Depreciation and amortization	106	417	22	—	545
Provision for title claim losses	168	—	—	—	168
Market risk benefit losses	—	80	—	—	80
Interest expense	—	94	58	—	152
Total other segment items	274	591	80	—	945
Total segment expenses	4,865	3,819	274	—	8,958
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	825	366	(9)	(80)	1,102
Income tax expense (benefit)	190	51	(18)	—	223
Earnings (loss) before equity in earnings of unconsolidated affiliates	635	315	9	(80)	879
Equity in earnings of unconsolidated affiliates	4	—	—	—	4
Net earnings (loss) from continuing operations	$639	$315	$9	$(80)	$883
Assets	$8,046	$84,110	$2,516	$—	$94,672
Goodwill	2,800	2,179	293	—	5,272
The activities in our segments include the following:
•Title. This segment consists of the operations of our title insurance underwriters and related businesses. This segment provides core title insurance and escrow and other title-related services including loan sub-servicing, valuations, default services, and home warranty.
•F&G. This segment primarily consists of the operations of our annuities and life insurance related businesses. This segment issues a broad portfolio of annuity and life products, including deferred annuities (indexed annuities and fixed rate annuities), immediate annuities, and IUL. This segment also provides funding agreements and PRT solutions.
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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Nine months ended September 30,
	2025	2024
Cash paid for:	(In millions)
Interest	$170	$154
Income taxes	186	153
Deferred sales inducements	241	219
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—
Change in proceeds of sales of investments available for sale receivable in period	(4)	(69)
Change in purchases of investments available for sale payable in period	144	639
Lease liabilities recognized in exchange for lease right-of-use assets	33	35
Remeasurement of lease liabilities	45	55
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	6	771
Less: Total Purchase price	4	570
Liabilities and noncontrolling interests assumed	$2	$201

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2025	2024	2025	2024
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$678	$571	$1,820	$1,575
Agency title insurance premiums	Agency title insurance premiums	Title	890	789	2,410	2,166
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	735	526	1,871	1,772
Home warranty	Escrow, title-related and other fees	Title	44	42	120	114
Total revenue from insurance contracts			2,347	1,928	6,221	5,627
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	244	219	674	609
Other title-related fees and income	Escrow, title-related and other fees	Title	180	169	513	479
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	95	83	267	237
Real estate technology	Escrow, title-related and other fees	Corporate and other	34	35	101	106
Total revenue from contracts with customers			553	506	1,555	1,431
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	71	68	198	197
Other	Escrow, title-related and other fees	Corporate and other	26	17	39	41
Interest and investment income	Interest and investment income	Various	857	815	2,394	2,308
Recognized gains and losses, net	Recognized gains and losses, net	Various	176	269	(13)	456
Total revenues	Total revenues		$4,030	$3,603	$10,394	$10,060

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
Revenues from ServiceLink, excluding its title premiums, escrow fees, and loan subservicing fees, primarily include revenues from real estate appraisal services and foreclosure processing and facilitation services. Revenues from real estate appraisal services are recognized when all appraisal work is complete, a final report is issued to the client, and the client is billed. Revenues from foreclosure processing and facilitation services are primarily recognized upon completion of the services and when billing to the client is complete.
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2025	December 31, 2024
	(In millions)
Trade receivables	$379	$362
Deferred revenue (contract liabilities)	91	92
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, we recognized $42 million and $79 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the nine months ended September 30, 2025 and September 30, 2024:

	Nine months ended September 30,
	2025	2024
	(In millions)
Balance at January 1,	$401	$270
Capitalization	131	110
Amortization	(20)	(14)
Balance at September 30,	$512	$366
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency and mortality improvement.

Note K —Value of Business Acquired ("VOBA"), Deferred Acquisition Costs ("DAC"), and Deferred Sales Inducements ("DSI")
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(In millions)
Customer relationships and contracts	$371	$435
Value of business acquired	1,232	1,349
Deferred acquisition costs	3,495	3,036
Deferred sales inducements	821	625
Value of distribution asset	65	74
Computer software	284	277
Trademarks, tradenames, and other	203	180
Total Other intangible assets, net	$6,471	$5,976
The following tables roll forward VOBA by product for the nine months ended September 30, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(93)	(3)	(5)	(5)	(11)	(117)
Balance at September 30, 2025	$799	$19	$179	$121	$114	$1,232

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(101)	(4)	(5)	(5)	(5)	(120)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at September 30, 2024	$924	$23	$186	$129	$127	$1,389
(a) net of amortization of ($15 million).

VOBA amortization expense of $117 million and $135 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2025 and 2024, respectively.

The following tables roll forward DAC by product for the nine months ended September 30, 2025 and 2024.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	388	118	207	713
Amortization	(145)	(78)	(37)	(260)
Balance at September 30, 2025	$2,117	$416	$951	$3,484

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	496	147	199	842
Amortization	(112)	(61)	(27)	(200)
Balance at September 30, 2024	$1,762	$374	$717	$2,853
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $260 million and $200 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2025 and 2024, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Indexed Annuities	$2,117	$1,874
Fixed Rate Annuities	416	376
Universal Life	951	781
FABN	6	4
PRT	5	1
Total	$3,495	$3,036
The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance at January 1,	$625	$346
Capitalization	243	219
Amortization	(47)	(27)
Balance at September 30,	$821	$538
DSI amortization expense of $47 million and $27 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2025 and 2024, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefits ("FPB") for life contingent immediate annuities and PRT. Those assumptions will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, and DAC reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities.

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2025, F&G updated the assumption for option budgets, surrenders, lapses, mortality, and free partial withdrawals. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement, and option budgets. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2024.

Note L — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of September 30, 2025 and December 31, 2024, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
	2025		2024
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$565	$1,237	$363	$1,127
Ceded	(21)	(56)	(23)	(32)
Net	$544	$1,181	$340	$1,095

	Nine months ended September 30,
	2025		2024
	(In millions)
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$1,370	$2,871	$1,340	$2,999
Ceded	(64)	(173)	(71)	(135)
Net	$1,306	$2,698	$1,269	$2,864
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended September 30, 2025:
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

New Reinsurance Vehicle: During the third quarter of 2025, F&G announced the launch of a strategic partnership with a new reinsurance vehicle backed by Blackstone managed funds, with approximately $1 billion in anticipated capital commitments. Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity.
There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2025.
The following summarizes our reinsurance recoverable as of September 30, 2025 and December 31, 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2025	December 31, 2024
	(In millions)
Aspida Life Re Ltd.	$8,649	$7,844	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (b)	4,503	2,822	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,857	1,168	Coinsurance	Certain MYGA (c)	Deposit
Wilton Reassurance Company	1,039	1,066	Coinsurance	Block of traditional, IUL and UL (d)	Reinsurance
Other (e)	813	489
Reinsurance recoverable, gross of allowance	16,861	13,389
Allowance for expected credit losses	(18)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$16,843	$13,369

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
As of September 30, 2025 and December 31, 2024, F&G had a deposit asset of $13,187 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
The Company incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2025 and 2024, respectively, and $31 million and $32 million during the nine months ended September 30, 2025 and 2024, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and nine months ended September 30, 2025 and 2024.

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake and Wilton Reassurance Company (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2025. The following table presents financial strength ratings as of September 30, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re, file financial statements with state insurance regulatory authorities and, except for Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations, and administrative rules. Permitted SAP encompasses all accounting practices not prescribed but approved by state regulators. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions, and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”), a Cayman Islands entity, and F&G Life Re Ltd (“F&G Life Re”), a Bermuda entity, file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and nine months ended September 30, 2025 and 2024, and statutory capital and surplus as of September 30, 2025 and December 31, 2024, of our wholly owned U.S. regulated insurance subsidiaries, were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
For the three months ended September 30, 2025	$(13)	$1	$8	$(70)
For the three months ended September 30, 2024	(6)	1	13	5

For the nine months ended September 30, 2025	$(216)	7	28	(168)
For the nine months ended September 30, 2024	71	7	41	(394)

Statutory Capital and Surplus:
September 30, 2025	$1,229	$102	$172	$207
December 31, 2024	1,654	97	168	178
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
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests, which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements at September 30, 2025, but would have fallen below the minimum regulatory requirements at December 31, 2024. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2025 and December 31, 2024.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $213 million and $454 million at September 30, 2025 and December 31, 2024, respectively.
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of September 30, 2025.
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

F&G Cayman Re has two permitted practices, which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $93 million and $(64) million as of September 30, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows:

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
	(In millions)
Statutory Net income (loss):
For the three months ended September 30, 2025	$(19)	$46
For the three months ended September 30, 2024	(11)	102

For the nine months ended September 30, 2025	$—	$95
For the nine months ended September 30, 2024	(27)	181

Statutory Capital and Surplus:
September 30, 2025	$1,096	$218
December 31, 2024	734	123

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Notes Payable
Notes payable consists of the following:

	September 30, 2025	December 31, 2024
	(In millions)
4.50% Notes, net of discount	$447	$447
3.40% Notes, net of discount	646	646
2.45% Notes, net of discount	596	595
3.20% Notes, net of discount	444	444
Revolving Credit Facility	(3)	(4)
F&G Credit Agreement	—	—
6.50% F&G Notes, net of discount	546	545
7.40% F&G Notes, net of discount	497	497
5.50% F&G Notes, net of discount	—	301
7.95% F&G Notes, net of discount	336	336
6.25% F&G Notes, net of discount	493	492
7.30% F&G Notes, net of discount	364	—
Other	32	22
	$4,398	$4,321
On January 13, 2025, F&G completed its public offering of the 7.30% F&G Junior Notes. F&G is using the net proceeds of this offering for general corporate purposes, including the repurchase, redemption, or repayment at maturity of outstanding indebtedness. The 7.30% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.30% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.30% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.30% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
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
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of 1% plus The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, F&G pays a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. As of September 30, 2025 and December 31, 2024, we had $750 million of remaining borrowing availability.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement for our $800 million revolving credit facility (the "Amended Revolving Credit Facility") with Bank of America, N.A., as administrative agent and other agents party thereto (the "Sixth Restated Credit Agreement"). Among other changes, the Sixth Restated Credit Agreement amends the Amended Revolving Credit Facility to extend the maturity date from October 29, 2025, to February 16, 2029. As of September 30, 2025, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Amended Revolving Credit Facility.
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
Gross principal maturities of notes payable as of September 30, 2025 are as follows:

(In millions)
2025 (remaining)	$—
2026	32
2027	—
2028	950
2029	550
Thereafter	2,920
$4,452

Note O — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	97	—	109	—
Attributed fees collected and interest accrual	111	—	147	—
Actual policyholder behavior different from expected	41	—	(5)	—
Changes in assumptions and other	16	—	24	—
Effects of market related movements	20	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	607	1	322	1
Effect of changes in the instrument-specific credit risk	137	—	98	—
Balance, end of period, net liability	744	1	420	1
Less: reinsured market risk benefits	157	—	61	—
Balance, end of period, net of reinsurance	$587	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.89	84.43	67.98	72.58
Net amount at risk	$1,754	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2025			December 31, 2024
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$83	$159	$242	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$83	$159	$242	$128	$61	$189

MRB liability
Indexed annuities	$827	$2	$829	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$828	$2	$830	$549	$—	$549

The net MRB liability increased for the nine months ended September 30, 2025, primarily as a result of collection of attributed fees, interest accrual, and MRB reserves for contracts issued within the period.
For the nine months ended September 30, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2025, F&G updated assumptions including surrender rates, mortality, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the nine months ended September 30, 2025. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note P — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	September 30, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	4,862	3,444	168	1,148	1,461
Premiums received	2,062	—	437	—	—
Policy charges (a)	(2,197)	—	(278)	—	—
Surrenders and withdrawals	(2,819)	(1,720)	(99)	—	—
Benefit payments	(405)	(272)	(18)	(363)	(1,715)
Interest credited	564	638	132	73	75
Other	5	(1)	—	3	—
Balance, end of period	32,307	19,531	3,159	3,324	2,673
Reconciling items (c)	391	—	120	12	—
Gross liability, end of period	32,698	19,531	3,279	3,336	2,673
Less: Reinsurance	2,454	12,909	885	—	—
Net liability, after reinsurance	$30,244	$6,622	$2,394	$3,336	$2,673

Weighted-average crediting rate	2.44%	4.71%	6.05%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,483	N/A	N/A
Cash surrender value (e)	$30,067	$18,266	$2,431	N/A	N/A
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
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
	(In millions)
Indexed annuities	$32,698	$30,454
Fixed rate annuities	19,531	17,442
Immediate annuities	270	286
Universal life	3,279	2,896
Traditional life	5	5
FABN	3,336	2,463
FHLB	2,673	2,852
PRT	6	6
Total	$61,798	$56,404

Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2025 and the year ended December 31, 2024, based on policyholder behavior, experience, and interest rate movements, F&G reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in Contractholder funds of approximately $24 million and $89 million for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$647	$523	$297	$865	$2,332
1.51%-2.50%	563	16	497	600	1,676
Greater than 2.50%	222	—	—	1	223
Subtotal	$1,432	$539	$794	$1,466	$4,231
No guaranteed minimum crediting rate					28,076
Total					$32,307

Fixed rate annuities
Up to 1.50%	$73	$16	$884	$15,839	$16,812
1.51%-2.50%	4	6	18	466	494
Greater than 2.50%	746	2	5	1,472	2,225
Total	$823	$24	$907	$17,777	$19,531

Universal life
Up to 1.50%	$2,765	$9	$—	$29	$2,803
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	355	—	1	—	356
Total	$3,120	$9	$1	$29	$3,159

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$721	$596	$309	$880	$2,506
1.51%-2.50%	432	1	313	485	1,231
Greater than 2.50%	253	—	—	14	267
Subtotal	$1,406	$597	$622	$1,379	$4,004
No guaranteed minimum crediting rate					26,231
Total					$30,235

Fixed rate annuities
Up to 1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
Up to 1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note Q — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	September 30, 2025	December 31, 2024
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	—	(4)
Balance adjusted for variances from expectation	780	870
Interest accrual	11	17
Net premiums collected	(73)	(107)
Ending balance at original discount rate	718	780
Effect of changes in discount rate assumptions	(117)	(149)
Balance, end of period	$601	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	(19)	44
Balance adjusted for variances from expectation	2,349	2,536
Interest accrual	38	54
Benefits payments	(173)	(222)
Ending balance at original discount rate	2,214	2,368
Effect of changes in discount rate assumptions	(323)	(435)
Balance, end of period	$1,891	$1,933

Net liability for future policy benefits	$1,290	$1,302
Less: Reinsurance recoverable	486	513
Net liability for future policy benefits, after reinsurance recoverable	$804	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.94	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(35)	(3)
Effect of actual variances from expected experience	(2)	(11)
Balance adjusted for variances from expectation	6,380	4,337
Issuances	1,359	2,324
Interest accrual	238	240
Benefits payments	(485)	(484)
Ending balance at original discount rate	7,492	6,417
Effect of changes in discount rate assumptions	(129)	(363)
Balance, end of period	$7,363	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$7,363	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.80	7.78

	Immediate annuities
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(7)	(27)
Balance adjusted for variances from expectation	1,725	1,761
Issuances	16	30
Interest accrual	40	59
Benefits payments	(84)	(118)
Ending balance at original discount rate	1,697	1,732
Effect of changes in discount rate assumptions	(393)	(435)
Balance, end of period	$1,304	$1,297

Net liability for future policy benefits	$1,304	$1,297
Less: Reinsurance recoverable	109	109
Net liability for future policy benefits, after reinsurance recoverable	$1,195	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.44	12.63

The following tables summarize balances and changes in the liability for deferred profit liability ("DPL") for limited-payment contracts:

	September 30, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$6	$87	$10
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	—	1	8	—
Balance adjusted for variances from expectation	90	7	95	2
Issuances	6	—	3	1
Interest accrual	1	—	1	4
Amortization	(5)	(1)	(9)	(1)
Balance, end of period	$92	$6	$90	$6
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2025	December 31, 2024
	(In millions)
Traditional life	$1,290	$1,302
Immediate annuities	1,304	1,297
PRT	7,363	6,054
Immediate annuities DPL	92	90
PRT DPL	6	6
Total	$10,055	$8,749
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	September 30,		September 30,
	2025	2024	2025	2024
Traditional life	(In millions)
Expected future benefit payments	$2,569	$2,843	$1,892	$2,073
Expected future gross premiums	875	978	650	728
Immediate annuities
Expected future benefit payments	$3,125	$3,212	$1,304	$1,392
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$11,809	$8,449	$7,363	$5,470
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Traditional life	$75	$84	$27	$28
Immediate annuities	16	16	40	46
PRT	1,279	1,240	238	168
Total	$1,370	$1,340	$305	$242
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	September 30, 2025	December 31, 2024
Traditional life
Interest accretion rate	2.35%	2.34%
Current discount rate	5.00%	5.44%
Immediate annuities
Interest accretion rate	3.20%	3.17%
Current discount rate	5.31%	5.45%
PRT
Interest accretion rate	4.85%	4.72%
Current discount rate	5.27%	5.54%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.4%	3.0%	2.8%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2025
	Cohort X	Description
NPR before capping	105%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,158	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,172	Term with return of premium Non-NY Cohort
Loss Expense	14	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the nine months ended September 30, 2025 and the year ended December 31, 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G updated the assumptions for surrenders and lapses. Updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability during the nine months ended September 30, 2025. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.
Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for 2025 and 2024, which is the primary impact in increasing the reserve balance in each of those periods.
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both September 30, 2025 and December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business, and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflicts; consumer spending; government spending; government shutdowns; the volatility and strength of the capital markets; investor and consumer confidence; foreign currency exchange rates; commodity prices; inflation levels; changes in trade policy; tariffs and trade sanctions on goods; trade wars; supply chain disruptions; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2024 and other filings with the Securities and Exchange Commission ("SEC").
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
On June 11, 2025, the Company effected a redomestication of the Company from the State of Delaware to the State of Nevada (the “Redomestication”). As of June 11, 2025, the affairs of the Company ceased to be governed by the Delaware General Corporation Law and the Company adopted a new certificate of incorporation and bylaws governed by the Nevada Revised Statutes. The Redomestication did not result in any change in the business, physical location, management, assets, liabilities, or net worth of the Company, nor did it result in any change in location of the Company’s current employees, including management. The Redomestication did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements will continue to be the rights and obligations of the Company after the Redomestication. The daily business operations of the Company will continue as they were conducted prior to the Redomestication. The consolidated financial condition and results of operations of the Company immediately after consummation of the Redomestication remain the same as immediately before the Redomestication.
Business Trends and Conditions
Title
Our Title segment revenue is closely related to the level of real estate activity that includes sales, mortgage financing, and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.
We have found that residential real estate activity is generally dependent on the following factors:
•mortgage interest rates;
•mortgage funding supply;
•housing inventory and home prices;
•supply and demand for commercial real estate; and
•the strength of the United States economy, including employment levels.
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 19, 2025, estimates (actual for fiscal year 2024) the size of the U.S. residential mortgage originations market as shown in the following table for 2024 - 2027 in its "Mortgage Finance Forecast" (in trillions):

	2027	2026	2025	2024
Purchase originations	$1.5	$1.5	$1.3	$1.3
Refinance originations	$0.7	$0.7	$0.7	$0.4
Total U.S. mortgage originations forecast	$2.2	$2.2	$2.0	$1.7
As of October 19, 2025, the MBA expects residential purchase originations to remain flat in 2025, and increase in 2026 and 2027, and expects residential refinance and overall mortgage originations to increase in 2025, and remain flat in 2026 and 2027.
Following a decline in inflation in 2024, the Federal Reserve reduced the benchmark rate to a range of 4.25% and 4.50% as of December 31, 2024. The Federal Reserve further reduced the benchmark rate to a range of 4.00% and 4.25% in September 2025. Average interest rates for a 30-year fixed rate mortgage were 6.6% and 6.7% for the three and nine months ended September 30, 2025, as compared to 6.5% and 6.7% for the corresponding periods in 2024. On October 29, 2025, the Federal Reserve reduced the benchmark rate by an additional 25 basis points.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets including the potential for rising unemployment, and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2024 and 2025. Government shutdowns and changes in United States trade policy, including tariffs, may create additional volatility in 2025. Existing-home sales increased 4% in September 2025 as compared to the corresponding period in 2024, while median existing-home sales prices increased to $415,700, or approximately 2%, from the corresponding period in 2024.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.3% and 4.1% in August 2025 and September 2024, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.
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
Interest Rate Environment
As of September 30, 2025 and December 31, 2024, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.6 billion and 4.71% and $6.4 billion and 4.42%, respectively. Some of our F&G products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will continue to increase demand for retirement savings, growth, and income solutions, including demand for our indexed annuity and indexed universal life (“IUL”) products. We serve a growing retirement population, with more than 11,000 Americans turning 65 every day and a projected 30% increase in people age 65-100 over the next 25 years according to the U.S. Census Bureau. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies during the nine months ended September 30, 2025. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A Basis of Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues:
Direct title insurance premiums	$678	$571	$1,820	$1,575
Agency title insurance premiums	890	789	2,410	2,166
Escrow, title-related and other fees	1,429	1,159	3,783	3,555
Interest and investment income	857	815	2,394	2,308
Recognized gains and losses, net	176	269	(13)	456
Total revenues	4,030	3,603	10,394	10,060
Expenses:
Benefits and other changes in policy reserves	1,181	1,095	2,698	2,864
Personnel costs	899	810	2,536	2,316
Agent commissions	690	612	1,872	1,681
Other operating expenses	407	396	1,200	1,152
Market risk benefit losses (gains)	43	71	148	80
Depreciation and amortization	227	189	623	545
Provision for title claim losses	70	61	190	168
Interest expense	60	56	181	152
Total expenses	3,577	3,290	9,448	8,958
Earnings before income taxes and equity in earnings of unconsolidated affiliates	453	313	946	1,102
Income tax expense	90	44	217	223
Equity in earnings of unconsolidated affiliates	26	2	36	4
Net earnings	$389	$271	$765	$883
 Revenues
Total revenues increased by $427 million in the three months ended September 30, 2025 and increased by $334 million in the nine months ended September 30, 2025 as compared to the corresponding periods in 2024.
Net earnings increased by $118 million in the three months ended September 30, 2025 and decreased by $118 million in the nine months ended September 30, 2025 as compared to corresponding periods in 2024.
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

Benefit expenses for deferred annuity, indexed annuity, and IUL policies include index credits and interest credited to contractholder account balances and benefit claims in excess of contract account balances, net of reinsurance recoveries. Other changes in policy reserves include the change in the fair value of the indexed annuity embedded derivative and the change in the reserve for secondary guarantee benefit payments. Other changes in policy reserves also include the change in reserves for life insurance products.
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
Income tax expense was $90 million and $44 million in the three months ended September 30, 2025 and 2024, respectively, and $217 million and $223 million in the nine months ended September 30, 2025 and 2024, respectively. Income tax expense as a percentage of earnings before income taxes was 20% and 14% in the three months ended September 30, 2025 and 2024, respectively, and 23% and 20% in the nine months ended September 30, 2025 and 2024, respectively. The increases in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 are primarily attributable to less valuation allowance being released in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of September 30, 2025, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The application of the OBBBA tax provisions did not result in material changes to the Company's total income tax expense or effective tax rate for the three and nine months ended September 30, 2025. The Company is currently evaluating the impact of these provisions on its current income tax and deferred income tax; however, it is not expected to have a material impact to our Consolidated Financial Statements.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:	(In millions)
Direct title insurance premiums	$678	$571	$1,820	$1,575
Agency title insurance premiums	890	789	2,410	2,166
Escrow, title-related and other fees	634	581	1,772	1,636
Interest and investment income	101	92	270	262
Recognized gains and losses, net	(38)	63	(20)	51
Total revenues	2,265	2,096	6,252	5,690
Expenses:
Personnel costs	766	688	2,187	1,986
Agent commissions	690	612	1,872	1,681
Other operating expenses	341	328	996	924
Depreciation and amortization	39	35	110	106
Provision for title claim losses	70	61	190	168
Total expenses	1,906	1,724	5,355	4,865
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$359	$372	$897	$825

Orders opened by direct title operations (in thousands)	370	352	1,079	1,011
Orders closed by direct title operations (in thousands)	250	232	697	647
Fee per file (in dollars)	$3,994	$3,708	$3,892	$3,682
Total revenues for the Title segment increased by $169 million, or 8%, in the three months ended September 30, 2025 and increased $562 million, or 10%, in the nine months ended September 30, 2025 from the corresponding periods in 2024.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2025	Total	2024	Total	2025	Total	2024	Total
	(Dollars in millions)
Title premiums from direct operations	$678	43%	$571	42%	$1,820	43%	$1,575	42%
Title premiums from agency operations	890	57	789	58	2,410	57	2,166	58
Total title premiums	$1,568	100%	$1,360	100%	$4,230	100%	$3,741	100%
Title premiums increased by $208 million, or 15%, in the three months ended September 30, 2025 from the corresponding period in 2024. The increase was comprised of an increase in Title premiums from direct operations of $107 million, or 19%, and an increase in Title premiums from agency operations of $101 million, or 13%.
Title premiums increased by $489 million, or 13%, in the nine months ended September 30, 2025 from the corresponding period in 2024. The increase was compromised of an increase in Title premiums from direct operations of $245 million, or 16%, and an increase in Title premiums from agency operations of $244 million, or 11%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Opened title insurance orders from purchase transactions (1)	70%	73%	73%	77%
Opened title insurance orders from refinance transactions (1)	30	27	27	23
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	74%	77%	75%	79%
Closed title insurance orders from refinance transactions (1)	26	23	25	21
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.

Title premiums from direct operations increased in the three and nine months ended September 30, 2025 from the corresponding periods in 2024. The increase was attributable to increases in the average fee per file and closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three and nine months ended September 30, 2025 from the corresponding periods in 2024. Total closed order volume was 250,000 in the three months ended September 30, 2025 compared to 232,000 in the three months ended September 30, 2024 and 697,000 in the nine months ended September 30, 2025 compared to 647,000 in the nine months ended September 30, 2024. This represented an overall increase of 8% in the three and nine months ended September 30, 2025 from the corresponding periods in 2024. The increases were primarily attributable to higher housing inventory in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.
Total opened title insurance order volumes increased in the three and nine months ended September 30, 2025 from the corresponding periods in 2024.
The average fee per file in our direct operations was $3,994 and $3,892 in the three and nine months ended September 30, 2025, respectively, compared to $3,708 and $3,682 in the three and nine months ended September 30, 2024, respectively. The increases in average fee per file in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 are primarily attributable to home price appreciation. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $101 million, or 13%, in the three months ended September 30, 2025 and increased $244 million, or 11%, in the nine months ended September 30, 2025 from the corresponding periods in 2024.
Escrow, title-related and other fees increased by $53 million, or 9%, in the three months ended September 30, 2025 and increased $136 million, or 8%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. Escrow and title-related fees increased by $25 million, or 11%, in the three months ended September 30, 2025 and $65 million, or 11%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. The increases in escrow and title-related fees in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 are due to increased closed order volume. Other fees, excluding escrow and title-related fees, increased by $28 million, or 8%, in the three months ended September 30, 2025 and increased $71 million, or 7%, in the nine months ended September 30, 2025. The increases in Other fees, excluding escrow and title-related fees, in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income was relatively flat in the three and nine months ended September 30, 2025 as compared to the corresponding period in 2024.
Net recognized losses were $38 million and $20 million in the three and nine months ended September 30, 2025, respectively. Net recognized gains were $63 million and $51 million in the three and nine months ended September 30, 2024, respectively. The fluctuations in recognized gains and losses, net in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024, are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $78 million, or 11%, in the three months ended September 30, 2025 and increased $201 million, or 10% in the nine months ended September 30, 2025 from the corresponding periods in 2024. The increases are due to elevated health claims, inflationary salary increases, and increased variable costs from a modest increase in revenues in the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 58% and 60% for the three months ended September 30, 2025 and 2024, and 61% and 62% for the nine months ended September 30, 2025 and 2024, respectively. Average employee count in the Title segment was 22,600 and 21,493 in the three months ended September 30, 2025 and 2024, respectively, and 22,072 and 21,167 in the nine months ended September 30, 2025 and 2024, respectively.
Other operating expenses increased by $13 million, or 4%, in the three months ended September 30, 2025, and increased by $72 million, or 8%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 26% and 28% in the three months ended September 30, 2025 and 2024, respectively, and 28% and 29% in the nine months ended September 30, 2025 and 2024, respectively.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2025	%	2024	%	2025	%	2024	%
	(Dollars in millions)
Agent premiums	$890	100%	$789	100%	$2,410	100%	$2,166	100%
Agent commissions	690	78%	612	78%	1,872	78%	1,681	78%
Net retained agent premiums	$200	22%	$177	22%	$538	22%	$485	22%
The claim loss provision for title insurance was $70 million and $61 million for the three months ended September 30, 2025 and 2024, respectively, and $190 million and $168 million for the nine months ended September 30, 2025 and 2024, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	(In millions)
Life insurance premiums and other fees	$711	$506	$1,808	$1,711
Interest and investment income	748	712	2,096	2,012
Owned distribution revenues	24	20	63	61
Recognized gains and (losses), net	211	206	(1)	401
Total revenues	1,694	1,444	3,966	4,185
Benefits and expenses
Benefits and other changes in policy reserves	1,181	1,095	2,698	2,864
Market risk benefit (gains) losses	43	71	148	80
Depreciation and amortization	180	147	491	417
Personnel costs	79	80	223	215
Other operating expenses	38	45	121	149
Interest expense	42	36	123	94
Total benefits and expenses	1,563	1,474	3,804	3,819
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$131	$(30)	$162	$366

Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Life-contingent pension risk transfer premiums	$536	$332	$1,279	$1,240
Traditional life insurance and life-contingent immediate annuity premiums	8	8	27	29
Surrender charges	70	82	196	195
Policyholder fees and other income	97	84	306	247
Life insurance premiums and other fees	$711	$506	$1,808	$1,711
•Life-contingent pension risk transfer premiums increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges decreased for the three months ended September 30, 2025 and were relatively unchanged for the nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The increase for the nine months ended September 30, 2025 also includes a reinsurance true-up adjustment.
Interest and investment income
Below is a summary of interest and investment income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities, available-for-sale	$586	$562	$1,686	$1,620
Equity securities	5	5	14	16
Preferred securities	3	5	10	18
Mortgage loans	97	69	266	200
Invested cash and short-term investments	18	53	83	115
Limited partnerships	91	83	205	234
Other investments	15	9	27	25
Gross investment income	$815	$786	$2,291	$2,228
Investment expense	(67)	(74)	(195)	(216)
Interest and investment income	$748	$712	$2,096	$2,012
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $219 million and $592 million for the three and nine months ended September 30, 2025, respectively, and $181 million and $463 million for the three and nine months ended September 30, 2024, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and (losses), net for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(10)	$14	$(37)	$99
Change in allowance for expected credit losses	1	(10)	(41)	(33)
Net realized and unrealized gains on certain derivatives instruments	277	377	232	515
Change in fair value of reinsurance related embedded derivatives	(60)	(178)	(162)	(186)
Change in fair value of other derivatives and embedded derivatives	3	3	7	6
Recognized gains and losses, net	$211	$206	$(1)	$401
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(77) million and $(176) million for the three and nine month periods ended September 30, 2025, and $(177) million and $(186) million for the three and nine month periods ended September 30, 2024, respectively.
•For the three months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities, and other invested assets is primarily the result of net realized losses on fixed maturity available-for-sale securities.
•For the nine months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Equity options:
Realized (losses) gains	$(56)	$33	$(130)	$49
Change in unrealized gains	325	227	291	438
Futures contracts:
Gains on futures contracts expiration	6	1	16	15
Change in unrealized gains	6	6	10	3
Foreign currency swaps losses	—	—	(7)	—
Interest rate swaps (losses) gains	(5)	114	62	9
Other derivative investments:
Gains (losses) on other derivative investments	1	(4)	(10)	1
Total net change in fair value	$277	$377	$232	$515

Annual Point-to-Point Change in S&P 500 Index during the periods	8%	6%	16%	34%
Secured Overnight Financing Rates	4.24%	4.96%	4.24%	4.96%
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
The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average Crediting Rate	4%	5%	4%	4%
S&P 500 Index:
Point-to-point strategy	5%	5%	5%	4%
Monthly average strategy	3%	4%	3%	3%
Monthly point-to-point strategy	1%	5%	2%	4%
3 year high water mark	17%	3%	12%	4%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
PRT agreements	$561	$341	$1,331	$1,282
Indexed annuities/IUL market related liability movements	163	321	71	460
Index credits, interest credited and bonuses	474	427	1,314	1,108
Other changes in policy reserves	(17)	6	(18)	14
Benefits and other changes in policy reserves	$1,181	$1,095	$2,698	$2,864
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2025 and September 30, 2024, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $92 million and $255 million during the three months ended September 30, 2025 and September 30, 2024, respectively. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $175 million and $87 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the three and nine months ended September 30, 2025 and September 30, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in increases (decreases) in total benefits and other changes in policy reserves of approximately $(4) million and ($136) million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $(30) million and ($79) million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
•Index credits, interest credited, and bonuses for the three and nine months ended September 30, 2025 were higher compared to the three and nine months ended September 30, 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (gains) losses
Below is a summary of market risk benefit losses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Market risk benefit (gains) losses	$43	$71	$148	$80
•Market risk benefit (gains) losses are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit losses are reported net of reinsurance, reflecting an amended reinsurance agreement effective July 1, 2024.

•Changes in market risk benefit (gains) losses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily reflect favorable market related movements. Changes in market risk benefit losses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC, VOBA and DSI	$150	$127	$424	$364
Amortization of other intangible assets and fixed asset depreciation	30	20	67	53
Depreciation and amortization	$180	$147	$491	$417
•DAC, VOBA, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the nine months ended September 30, 2024, reflecting other actuarial model updates and refinements.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Personnel costs	$79	$80	$223	$215
Other operating expenses	38	45	121	149
Total personnel costs and other operating expenses	$117	$125	$344	$364
•Personnel costs and other operating expenses were lower for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter, and one-time transaction costs in the third quarter, along with continued investments in our operating platform.

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
As of September 30, 2025 and December 31, 2024, the fair value of our investment portfolio was approximately $67 billion and $60 billion, respectively, and was divided among the following asset classes and sectors:

	September 30, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	$422	1%	$158	—%
United States Government sponsored entities	180	—	95	—
United States municipalities, states and territories	1,374	2	1,346	2
Foreign Governments	238	—	186	—
Corporate securities:
Finance, insurance and real estate	9,116	14	8,611	14
Manufacturing, construction and mining	1,342	2	1,139	2
Utilities, energy and related sectors	3,519	5	2,971	5
Wholesale/retail trade	3,530	5	3,210	5
Services, media and other	4,913	7	4,547	8
Hybrid securities	582	1	581	1
Non-agency residential mortgage-backed securities	2,784	4	2,693	5
Commercial mortgage-backed securities (a)	5,342	8	5,131	9
Asset-backed securities ("ABS") (a)	7,476	11	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	10,783	16	5,379	9
Total fixed maturity available for sale securities	51,601	76	46,317	77
Equity securities (b)	352	1	415	1
Limited partnerships:
Private equity	2,046	3	1,830	3
Real assets	783	1	437	1
Credit	1,631	3	1,021	2
Limited partnerships	4,460	7	3,288	6
Commercial mortgage loans	3,068	5	2,404	4
Residential mortgage loans	3,896	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,651	4	1,753	3
Short term investments	910	1	2,410	4
Total investments	$66,938	100%	$59,503	100%
(a) Balances at September 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b) Includes investment grade non-redeemable preferred stocks ($204 million and $222 million as of September 30, 2025 and December 31, 2024, respectively).

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
The NAIC’s Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning a NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization ("NRSRO"), the SVO utilizes that rating and assigns a NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio as of September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$34,104	$32,582	63%	$31,258	$29,174	63%
BBB	2	17,379	16,680	33	16,254	15,082	33
BB	3	1,624	1,583	3	1,591	1,538	3
B	4	530	508	1	375	353	1
CCC	5	132	108	—	100	68	—
CC and lower	6	236	140	—	151	102	—
Total		$54,005	$51,601	100%	$49,729	$46,317	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO (a)	$10,782	21%
ABS (a)	7,476	14
Commercial mortgage backed securities	5,342	9
Diversified financial services	4,199	8
Whole loan collateralized mortgage obligation	2,765	5
Banking	2,017	4
Insurance	1,894	4
Municipal	1,374	3
Electric	1,374	3
Pipelines	895	2
Total	$38,118	73%

(a)Balances at September 30, 2025, reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

	December 31, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2025
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and Government securities:	(In millions)
Due in one year or less	$542	$537
Due after one year through five years	4,110	4,140
Due after five years through ten years	5,153	5,161
Due after ten years	17,412	15,198
Subtotal	27,217	25,036
Other securities, which provide for periodic payments:
Asset-backed securities	18,340	18,259
Commercial-mortgage-backed securities	5,480	5,342
Residential mortgage-backed securities	2,968	2,964
Subtotal	26,788	26,565
Total fixed maturity available-for-sale securities	$54,005	$51,601
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $3 million and $42 million as of September 30, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, approximately 96% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of September 30, 2025, the CLO and ABS positions were trading at a net unrealized gain of $69 million and a net unrealized loss of $130 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of September 30, 2025 and December 31, 2024. Balances as of September 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		September 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,346	72%	$7,963	78%
BBB	2	1,891	25	1,633	16
BB	3	167	2	445	4
B	4	15	—	183	2
CCC	5	10	—	8	—
CC and lower	6	47	1	38	—
Total		$7,476	100%	$10,270	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of September 30, 2025 and December 31, 2024. Balances as of September 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		September 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$7,912	73%	$3,411	63%
BBB	2	1,749	16	1,396	26
BB	3	861	8	524	10
B	4	195	2	10	—
CCC	5	—	—	—	—
CC and lower	6	66	1	38	1
Total		$10,783	100%	$5,379	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$250	$215	$247	$205
Special revenue bonds	1,309	1,145	1,329	1,128
Certificate participations	16	14	16	13
Total	$1,575	$1,374	$1,592	$1,346
Across all municipal bonds, the largest issuer represented 4% and 5% respectively, of the category and less than 1% of the total portfolio for both September 30, 2025 and December 31, 2024, and is rated NAIC 1 as of September 30, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% respectively, of our municipal bond exposure rated NAIC 1 as of September 30, 2025 and December 31, 2024.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2025 and December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times and 2.3 times, respectively, and a weighted average LTV ratio of 57% for both periods.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of September 30, 2025 and December 31, 2024. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	16	$196	$—	$(1)	$195
United States Government sponsored agencies	49	31	—	(2)	29
United States municipalities, states and territories	158	1,382	—	(207)	1,175
Foreign Governments	37	164	—	(34)	130
Corporate securities:
Finance, insurance and real estate	744	4,515	—	(519)	3,996
Manufacturing, construction and mining	181	976	—	(120)	856
Utilities, energy and related sectors	501	2,554	—	(450)	2,104
Wholesale/retail trade	573	2,353	—	(415)	1,938
Services, media and other	633	3,736	—	(740)	2,996
Hybrid securities	34	429	—	(19)	410
Non-agency residential mortgage-backed securities	185	626	(1)	(69)	556
Commercial mortgage-backed securities	262	1,846	(55)	(149)	1,642
Asset-backed securities	451	4,282	(20)	(258)	4,004
Total fixed maturity available for sale securities	3,824	23,090	(76)	(2,983)	20,031
Equity securities	22	300	—	(80)	220
Total investments	3,846	$23,390	$(76)	$(3,063)	$20,251

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,063 million and $3,837 million as of September 30, 2025 and December 31, 2024, respectively. Most components of the portfolio exhibited price appreciation caused primarily by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $23,390 million and $29,405 million as of September 30, 2025 and December 31, 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% and 81% for services, media and other for September 30, 2025 and December 31, 2024, respectively. In the aggregate, services, media and other represented 24% and 23% of the total unrealized loss position for September 30, 2025 and December 31, 2024, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	72	1,074	706	—	(368)
Total investment grade	72	1,074	706	—	(368)

Below investment grade:
Less than six months	1	24	5	(19)	—
Six months or more and less than twelve months	1	18	18	—	—
Twelve months or greater	6	108	86	—	(22)
Total below investment grade	8	150	109	(19)	(22)
Total	80	$1,224	$815	$(19)	$(390)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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
There were 78 and 45 structured securities with a fair value of $156 million and $146 million to which we had potential credit exposure as of September 30, 2025 and December 31, 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $77 million and $62 million as of September 30, 2025 and December 31, 2024, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2025 and December 31, 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2025 and December 31, 2024, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:	(In millions)
Escrow, title-related and other fees	$60	$52	$140	$147
Interest and investment income	37	37	113	114
Recognized gains and losses, net	3	—	8	4
Total revenues	100	89	261	265
Expenses:
Personnel costs	54	42	126	115
Other operating expenses	28	23	83	79
Depreciation and amortization	8	7	22	22
Interest expense	18	20	58	58
Total expenses	108	92	289	274
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(8)	$(3)	$(28)	$(9)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $11 million, or 12%, in the three months ended September 30, 2025 and decreased $4 million, or 2%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. The increase in the three months ended September 30, 2025 from the corresponding period in 2024 is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of $9 million. The decrease in the nine months ended September 30, 2025 from the corresponding period in 2024 is attributable to a various immaterial items. Interest and investment income includes dividends received from F&G of $29 million and $85 million in the three and nine months ended September 30, 2025, respectively, and $26 million and $80 million in the three and nine months ended September 30, 2024, respectively. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $12 million, or 29%, in the three months ended September 30, 2025, and increased $11 million, or 10%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. The increase in the three months ended September 30, 2025 from the corresponding period in 2024 is primarily attributable to the aforementioned increase in valuations associated with our deferred compensation plan assets of $9 million, which increased both revenue and personnel costs, and increased stock compensation expense. The increase in the nine months ended September 30, 2025 from the corresponding period in 2024 is primarily attributable to increased stock compensation expense.
Other operating expenses in the Corporate and Other segment increased $5 million, or 22%, in the three months ended September 30, 2025 and increased $4 million, or 5%, in the nine months ended September 30, 2025 from the corresponding periods in 2024. The increase in the three and nine months ended September 30, 2025 from the corresponding periods in 2024 are attributable to various immaterial items.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.50 per share in the third quarter of 2025, or approximately $135 million to our common shareholders. On November 6, 2025, our Board of Directors declared cash dividends of $0.52 per share, payable on December 31, 2025, to FNF common shareholders of record as of December 17, 2025. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2025, we had cash and cash equivalents of $3,494 million, short term investments of $1,663 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $750 million. On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million. F&G is using the net proceeds of this offering for general corporate purposes, including the repurchase, redemption, or repayment at maturity of outstanding indebtedness. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share, for net proceeds of $269 million. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters. F&G is using the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2024, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Our title insurance subsidiaries can pay or make dividends in the remainder of 2025 of approximately $177 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2025 and 2024 totaled $4,322 million and $5,320 million, respectively. The decrease in cash provided by operating activities in the 2025 period of $998 million was primarily attributable to the decrease in net earnings of $118 million, reduced net cash inflows associated with the change in derivative liabilities of $400 million, reduced net cash inflows associated with the change in future policy benefits of $102 million, and reduced net cash inflows associated with the change in funds withheld from reinsurers of $247 million, partially offset by reduced net cash outflows associated with the change in other assets and liabilities of $134 million.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 were $6,326 million and $5,016 million, respectively. The increase in cash used in investing activities in the 2025 period of $1,310 million was primarily attributable to increased cash outflows for purchases of investment securities of $3,876 million and increased cash outflows for additional investments in unconsolidated affiliates of $704 million, partially offset by increased cash inflows from proceeds from sales, calls and maturities of investment securities of $2,114 million and increased cash inflows from net proceeds from sales and maturities of short-term investment securities of $556 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $113 million and $116 million for the three and nine months ended September 30, 2025 and 2024, respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2025 and 2024 were $2,019 million and $1,899 million, respectively. The increase in cash provided by financing activities in the 2025 period of $120 million was primarily attributable to increased cash inflows associated with contractholder deposits of $417 million, increased net cash inflows associated with the change in secured trust deposits of $148 million and increased cash inflows from the F&G common stock offering of $117 million, partially offset by increased cash outflows for purchases of treasury stock of $221 million and reduced cash inflows from debt offerings of $175 million.
Financing Arrangements. For a description of our financing arrangements see Note G Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
Capital Stock Transactions. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 3,901,224 shares of FNF common stock under the 2024 Repurchase Program during the nine months ended September 30, 2025 for approximately $221 million, at an average price of $56.69. Subsequent to September 30, 2025 and through market close on November 6, 2025, we repurchased a total of 60,000 shares for approximately $4 million, at an average price of $59.71 under this program.
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
We have unfunded investment commitments as of September 30, 2025 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Our F&G segment is highly regulated and subject to numerous legal restrictions and regulations.
State insurance regulators, the NAIC, and federal regulators continually reexamine existing laws and regulations and may impose changes in the future. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies, increase our claims exposure on policies we issued previously, and adversely affect our profitability and financial strength. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result in, among other things, suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition.
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
NAIC
Although our business is subject to regulation in each state in which we conduct business, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to cybersecurity regulations, best interest standards, RBC, and life insurance reserves.
Our insurance subsidiaries are subject to minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate, and certain other risks. Changes to statutory reserve or RBC requirements may increase the amount of reserves or capital our insurance companies are required to hold and may impact our ability to pay dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. Changes currently under consideration include adding an operational risk component, factors for asset credit risk and group wide capital calculations.

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
We cannot predict the final outcome of the pending litigation regarding the New Fiduciary Rule; however, management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs, all of which could adversely impact our business, results of operations and/or financial condition. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2025 - 7/31/2025	91,224	$57.19	91,224	21,638,776
8/1/2025 - 8/31/2025	225,000	$59.88	225,000	21,413,776
9/1/2025 - 9/30/2025	315,000	$59.63	315,000	21,098,776
Total	631,224	$59.37	631,224
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Date:	November 10, 2025	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)