Form 10-K
period 2025-12-31
Fidelity National Financial, Inc.
filed 2026-02-26
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
The aggregate market value of the shares of FNF common stock held by non-affiliates of the registrant as of June 30, 2025 was $13,873,627,890 based on the closing price of $54.06 as reported by The New York Stock Exchange.
The number of shares outstanding of the Registrant's common stock as of January 31, 2026 were:
FNF Common Stock    271,137,574
The information in Part III hereof for the fiscal year ended December 31, 2025, will be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FIDELITY NATIONAL FINANCIAL, INC.
FORM 10-K

PART I
Risk Factor Summary
Risk Factors Relating to Market Conditions
•If economic and credit market conditions deteriorate, it could have a material adverse impact on our investment portfolio and could also cause our stock price to fluctuate significantly.
•Conditions in the economy generally could adversely affect our business, results of operations, and financial condition.
•Our investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.
•If adverse changes in the levels of real estate activity occur, our revenues may decline.
•Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations, and cash flows.
Risk Factors Relating to Our Business
•We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
•Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
•We may face losses if our actual experience differs significantly from our reserve assumptions.
•If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
•Failure of our enterprise-wide risk management processes could result in unexpected monetary losses, damage to our reputation, additional costs or impairment of our ability to conduct business effectively.
•If we experience changes in the rate or severity of title insurance claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.
•Changes in the Company’s dealings with large mortgage lenders, servicers, or government-sponsored enterprises could adversely affect our title insurance and mortgage servicing subsidiaries.
•If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.
•If our claim loss prevention procedures fail, we could incur significant claim losses.
•Our use of independent agents for a significant amount of our title insurance policies could adversely impact the frequency and severity of title claims.
•Our business is subject to risk due to our owned distribution strategy and investments in distribution consolidation.
•Our valuation of investments and the determinations of the amounts of allowances and impairments taken on our investments may include methodologies, estimates, and assumptions, which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations and financial condition.
Risk Factors Related to the F&G Distribution
•The F&G Distribution could adversely affect our results of operations or financial condition.
•Certain F&G directors may have actual or potential conflicts of interest because of their FNF equity ownership or their current or former FNF positions.

Risk Factors Relating to the Geographic Concentrations of our Business Segments
•Because we are dependent upon California and Texas for approximately 12.2% and 14.1% of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
•Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Risk Factors Relating to Government Regulation of the Insurance Industry
•Our subsidiaries must comply with federal and state statutes and regulations. These statutes and regulations may increase our costs, impede our provision of certain products or services, or impose burdensome conditions on actions that we might seek to take to increase the revenues of those subsidiaries, resulting in decreased demand for the Company's products and services or otherwise adversely affecting the Company.
•Our F&G segment is highly regulated and subject to numerous legal restrictions and regulations.
•F&G's business is subject to government regulation in each of the jurisdictions in which we conduct business and regulators have broad administrative and discretionary authority over our business and business practices.
•F&G's business in the United States is regulated by the National Association of Insurance Commissioners (“NAIC”), which continues to consider reforms including relating to cybersecurity regulations, best interest standards, risk-based capital (“RBC”) and life insurance reserves.
•Current and emerging developments relating to market conduct standards for the financial industry emerging from the United States Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.
•Changes to regulations under ERISA could adversely affect the Company by increasing the Company’s regulatory and compliance burden.
•Our regulation in Bermuda and the Cayman Islands may limit or curtail our activities, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services.
•The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.
•Regulatory investigations of the insurance industry may lead to fines, settlements, new regulation or legal uncertainty, which could negatively affect our results of operations.
•Changing rules, public disclosure regulations, and stakeholder expectations on environmental, social, and corporate governance (“ESG”) related matters create a variety of risks for our business.
Risk Factors Relating to the Credit Risk of our Counterparties
•We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or we have purchased equity options.
•If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
Risk Factors Related to a National or Global Crisis, Climate Change, Computer Cyber-terrorism and Other Catastrophic Events
•Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural disasters or those caused by humans.

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
On December 1, 2022, we completed our previously announced separation and distribution to our shareholders, on a pro rata basis, of approximately 15% of the common stock of F&G (the "F&G Distribution"). Following the F&G Distribution, we retained control of F&G through an approximate 85% ownership stake. The F&G Distribution was accomplished by the distribution of 68 shares of common stock, par value $0.001 per share, of F&G for every 1,000 shares of our common stock, par value $0.0001 per share, as a dividend to each holder of shares of our common stock as of the close of business on November 22, 2022, the record date for the F&G Distribution. On December 31, 2025, we completed our previously announced distribution to our shareholders, on a pro rata basis, of approximately 12% of the common stock of F&G (the "2025 F&G Distribution"). As a result of the 2025 F&G Distribution, we own approximately 70% of the common stock of F&G.
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
As of December 31, 2025, we had the following reporting segments:
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
Title
Leading residential and commercial title insurance company. We are one of the largest title insurance companies in the United States and a leading provider of title insurance and escrow and other title-related services for real estate transactions. Through the third quarter of 2025, our insurance companies had a 32% share of the U.S. title insurance market, according to the American Land Title Association ("ALTA"). While residential title insurance comprises the majority of our business, we are also a significant provider of commercial real estate title insurance in the United States. Our network of independent title agents and employees in our direct operations that service the commercial real estate markets is one of the largest in the industry. Our commercial network combined with our financial strength makes our title insurance operations attractive to large national lenders that require the underwriting and issuing of larger commercial title policies.
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
F&G
Trusted by distributors. We have long-standing relationships with a broad range of distributors representing nearly 187,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 26 leading banks and broker dealers and approximately 300 Independent Marketing Organizations (“IMOs”) that provide back-office support for thousands of independent insurance agents.
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
Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 93% of our $36.1 billion FIAs and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched. Additionally, our funding agreements, pension risk transfer and immediate annuities are non-surrenderable.
Track record of attracting top talent. F&G’s management team and over 1,100 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
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
F&G
Through a diversified growth strategy, our F&G segment seeks to deliver consistent and increasing earnings driven by asset growth. We are positioned to accomplish these goals through the following areas of strategic focus:
•Targeting large, growing markets. As a nationwide leader in the markets in which F&G operates, F&G is strategically positioned within large, growing markets, benefiting from powerful demographic trends that are fueling sustainable demand for guaranteed income solutions. Our disciplined focus on core products – including indexed annuities, middle market life insurance, and pension risk transfer – will continue to drive assets under management ("AUM") growth with attractive and stable liabilities. The market for our core annuity products is substantial, driven by increasing demand for safety and certainty in retirement planning. Our life insurance products strategically target the underserved middle market, offering solutions tailored to diverse cultural communities. And as corporations continue to de-risk their pension funds, our pension risk transfer solutions provide guaranteed lifetime benefits to pension-holders. Finally, our funding agreements continue to generate strong interest from institutional investors.
•Evolved ecosystem and sustainable advantage. Our business model gives us a sustainable competitive advantage. Our evolved ecosystem is built on expanding relationships with key long-term distribution partners, a differentiated asset management approach powered by Blackstone's best-in-class asset origination with a proven track record and complemented by other asset managers, and strategic relationships with reinsurers that provide efficient access to substantial external capital.
•Proven track record; well positioned for steady earnings growth and capital flexibility. We have successfully executed on our diversified growth strategy, maintained a strong capital position, and made significant progress toward the targets announced in F&G's 2023 Investor Day. We are positioned to deliver steady earnings growth aligned to pricing over the long term, significant scale benefit and an increasing mix of more stable, predictable and less capital intensive fee-based sources of earnings.
•Strategic shift to fee-based, less capital intensive for enhanced returns. F&G is rapidly transforming into a more fee-based, higher margin, and less capital intensive business. Increased earnings contributions from fee-based flow reinsurance, middle market life insurance and owned distribution strategies, coupled with disciplined growth in our spread-based products, are expected to generate higher returns over time.
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
Title Insurance
Market for title insurance. According to Demotech Performance of Title Insurance Companies 2025 Edition, an annual compilation of financial information from the title insurance industry that is published by Demotech Inc. ("Demotech"), an independent firm, total operating income for the entire U.S. title insurance industry was approximately $17.7 billion and $16.5 billion in 2024 and 2023, respectively. The size of the industry is closely tied to various macroeconomic factors, including, but not limited to, growth in the gross domestic product, inflation, unemployment, the availability of credit, consumer confidence, interest rates, housing inventory and sales volumes, and prices for new and existing homes, as well as the volume of refinancing of previously issued mortgages.
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
The U.S. title insurance industry is concentrated among a handful of industry participants. According to Demotech, the top four title insurance groups accounted for 80% of net premiums written in 2024. Approximately 40 independent title insurance companies accounted for the remaining 20% of net premiums written in 2024. Consolidation has created opportunities for increased financial and operating efficiencies for the industry’s largest participants and should continue to drive profitability and market share in the industry.
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
Agency Operations.  In our agency operations, the search and examination function is performed by an independent agent or the agent may purchase the search product from us. In either case, the agent is responsible to ensure that the search and examination is completed. The agent thus retains the majority of the title premium collected, with the balance remitted to the title underwriter as compensation for bearing the risk of loss in the event that a claim is made under the title insurance policy. Independent agents may select among several title underwriters based upon their relationship with the underwriter, the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region, and in some states are fixed by insurance regulatory requirements. Our relationship with each agent is governed by an agency agreement defining how the agent issues a title insurance policy on our behalf. The agency agreement also sets forth the agent’s liability to us for policy losses attributable to the agent’s errors. An agency agreement is usually terminable without cause upon 30 days' notice or immediately for cause. In determining whether to engage or retain an independent agent, we consider the agent’s experience, financial condition and loss history. For each agent with whom we enter into an agency agreement, we maintain financial and loss experience records. We also conduct periodic audits of our agents and strategically manage the number of agents with which we transact business in an effort to reduce future expenses and manage risks. As of December 31, 2025, we transacted business with approximately 5,100 agents.
Fees and Premiums. One method of analyzing our business is to examine the level of premiums generated by direct and agency operations.
The following table presents the percentages of our title insurance premiums generated by direct and agency operations:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Direct	$2,574	44.2%	$2,200	42.7%	$1,982	43.2%
Agency	3,250	55.8	2,953	57.3	2,610	56.8
Total title insurance premiums	$5,824	100.0%	$5,153	100.0%	$4,592	100.0%
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
Escrow, Title-Related and Other Fees. In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing and trust activities, trustee sales guarantees, recordings and reconveyances, and home warranty products. The escrow and other services provided by us include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. Escrow, title-related and other fees included in our Title segment represented approximately 28.0%, 28.5%, and 30.1% of total Title segment revenues in 2025, 2024, and 2023, respectively.

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
Reinsurance and Coinsurance.  Within our Title segment, we limit our maximum loss exposure by reinsuring risks with other insurers under excess of loss and case-by-case (“facultative”) reinsurance agreements. Reinsurance agreements generally provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable to the insured whether or not the reinsurer is able to meet its contractual obligations. Facultative reinsurance agreements are entered into with other title insurers when the transaction to be insured exceeds state statutory or self-imposed limits. Excess of loss reinsurance coverage protects us from a large loss from a single loss occurrence. The Company currently secures excess of loss reinsurance coverage through four contracts. The first excess of loss reinsurance contract provides a $75 million limit of coverage from a single loss occurrence for losses in excess of a $25 million retention per single loss occurrence. The second excess of loss reinsurance contract ("Second XOL Contract") provides an additional $300 million limit of coverage from a single loss occurrence, with the Company contractually required to retain a minimum 5% co-participation. As a practical matter, the Company has retained 10% co-participation on the Second XOL Contract. The third excess of loss reinsurance contract ("Third XOL Contract") provides an additional $80 million limit of coverage from a single loss occurrence, with the Company retaining a minimum 10% co-participation. The fourth excess of loss reinsurance contract ("Fourth XOL Contract") provides an additional $220 million limit of coverage from a single loss occurrence, with the Company retaining a minimum 10% co-participation. Subject to the Company’s retention and co-participation on the Second, Third and Fourth XOL Contracts, the maximum coverage from a single loss occurrence provided under our excess of loss reinsurance coverage is $615 million. Each XOL Contract provides for one reinstatement of its respective limit, so the aggregate limit of coverage is $1.2 billion.

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
 Pursuant to statutory accounting requirements of the various states in which our title insurers are domiciled, these insurers must defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by a statutory formula based upon either the age, number of policies, and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2025, the combined statutory unearned premium reserve required and reported for our title insurers was $1,619 million. In addition to statutory unearned premium reserves and reserves for known claims, each of our insurers maintains surplus funds for policyholder protection and business operations.
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
The laws and regulations of some jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain prior regulatory approval. During 2026, our directly owned title insurers can pay dividends or make distributions to us of approximately $437 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us (such as a payment under a tax sharing agreement or for other services) if they determine that such payment could be adverse to our policyholders. There are no restrictions on our retained earnings regarding our ability to pay dividends to shareholders.
The combined statutory capital and surplus of our title insurers was approximately $1,273 million and $1,223 million as of December 31, 2025, and 2024, respectively. The combined statutory earnings of our title insurers were $488 million, $587 million, and $503 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, they are required to pay certain fees and file information regarding their officers, directors, and financial condition.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our title insurers has complied with the minimum statutory requirements as of December 31, 2025.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2025.
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
As of December 31, 2025 and 2024, the carrying amount of total investments within our Title segment, which approximates the fair value, excluding investments in unconsolidated affiliates, was approximately $3.5 billion and $3.3 billion, respectively.
 We purchase investment grade fixed maturity securities, selected non-investment grade fixed maturity securities, preferred stock and equity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

The following table presents certain information regarding the investment ratings of our fixed maturity securities and preferred stock portfolio at December 31, 2025 and 2024:

	December 31,
	2025				2024
	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Rating (1)	Cost	Total	Value	Total	Cost	Total	Value	Total
	(Dollars in millions)
Aaa/AAA	$165	8.0%	$163	7.9%	$727	33.8%	$706	33.5%
Aa/AA	704	34.2	706	34.3	174	8.1	170	8.1
A	555	27.0	555	27.0	506	23.5	493	23.4
Baa/BBB	496	24.1	497	24.1	548	25.4	537	25.5
Lower	94	4.6	95	4.6	154	7.1	156	7.4
Other (2)	45	2.1	43	2.1	45	2.1	45	2.1
	$2,059	100.0%	$2,059	100.0%	$2,154	100.0%	$2,107	100.0%
(1)Ratings as assigned by Moody’s, or S&P, if a Moody's rating is unavailable.
(2)This category is composed of unrated securities.
The following table presents certain information regarding contractual maturities of our fixed maturity securities as of December 31, 2025 and 2024:

	December 31, 2025
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$292	15.6%	$289	15.5%
After one year through five years	1,045	55.9	1,040	55.9
After five years through ten years	413	22.1	418	22.4
After ten years	64	3.4	58	3.1
Mortgage-backed/asset-backed securities	57	3.0	57	3.1
	$1,871	100.0%	$1,862	100.0%

	December 31, 2024
	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total
	(Dollars in millions)
One year or less	$435	22.3%	$431	22.7%
After one year through five years	982	50.3	955	50.2
After five years through ten years	381	19.5	370	19.5
After ten years	87	4.5	79	4.1
Mortgage-backed/asset-backed securities	67	3.4	66	3.5
	$1,952	100.0%	$1,901	100.0%
 Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Because of the potential for prepayment on mortgage-backed and asset-backed securities, they are not categorized by contractual maturity.
As of December 31, 2025 and 2024, we held $288 million and $166 million, respectively, in investments that are accounted for using the equity method of accounting.
 As of December 31, 2025 and 2024, other long-term investments $131 million and $126 million, respectively. Other long-term investments include other investments carried at fair value and company-owned life insurance policies carried at cash surrender value.
 Short-term investments, which consist primarily of commercial paper and money market instruments that have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. As of December 31, 2025 and 2024, short-term investments were approximately $876 million and $640 million, respectively.

Our investment results for the years ended December 31, 2025, 2024, and 2023 were as follows:

	December 31,
	2025	2024	2023
	(Dollars in millions)
Net investment income (1)	$401	$405	$396
Average cash and invested assets (2)	$9,309	$8,298	$9,271
Effective return on average cash and invested assets	4.3%	4.9%	4.3%
(1)Net investment income as reported in our Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments. Net investment income includes fees earned by holding customer funds in escrow (off-balance sheet) during facilitation of tax-deferred property exchanges. For the years ended December 31, 2025, 2024, and 2023, fees earned during facilitation of tax-deferred property exchanges were $175 million, $180 million, and $202 million, respectively. See Note D Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a detail of our interest income.
(2)For the years ended December 31, 2025, 2024, and 2023, average invested assets include off-balance sheet customer funds used in the facilitation of tax-deferred property exchanges of $4,641 million, $3,613, million and $4,436 million, respectively.
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
For more than 60 years, F&G has helped middle-income Americans prepare for retirement and for their loved ones' financial security. We partner with leading IMOs and their agents to serve the needs of the middle-income market and develop competitive products to align with their evolving needs. During 2020, F&G entered the bank and broker dealer distribution channels to connect with even more customers. As of December 31, 2025, F&G has approximately 778,000 policyholders who count on the safety and protection features our fixed annuity and life insurance products provide. We also serve approximately 145,000 plan participants who will receive their pension payments from F&G through our pension risk transfer solutions.
Through the efforts of F&G's over 1,100 employees, most of whom are located in Des Moines, Iowa, and through a network of approximately 300 IMOs and 26 leading banks and independent broker dealers, representing approximately 187,000 independent agents and advisers, we offer various types of fixed annuities and life insurance products. Our fixed annuities serve as a retirement and savings tool for which our customers rely on principal protection and predictable income streams. In addition, our IUL insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are indexed annuities that tie contractual returns to specific market indices, such as the S&P 500 Composite Stock Price Index (the "S&P 500 Index"). Our customers value our indexed annuities, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this mix of “some upside but limited downside” fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2025, FIAs generated approximately 46% of our total gross sales. The remaining 54% of sales were primarily generated from fixed rate annuities, 26%, PRT sales, 15%, funding agreements, 12%, and IUL, 1%. We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest in options on indices such as the S&P 500 Index. Most of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
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
Approximately 39% of the FIA sales for the year ended December 31, 2025, involved premium bonuses or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 3% to 17%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 77% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2025. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 10%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.

Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2025, crediting rates on outstanding single-year guaranteed annuities generally ranged from 2% to 6% and MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities as of December 31, 2025, was 5%.
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
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for indexed annuities and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for indexed annuities and three to ten years for fixed rate annuities. This surrender charge initially ranges from 7% to 15% of the contract value for indexed annuities and is 8% of the contract value for fixed rate annuities. The charge generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our indexed annuities and 7% for our fixed rate annuities as of December 31, 2025. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. As of December 31, 2025, approximately 83% of our business included an MVA feature.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2025:

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
	(Dollars in millions)
Out of surrender charge	$2,637	7%	—%
2025	2,166	6%	4%
2026-2028	8,774	24%	6%
2029-2030	6,367	18%	7%
2031-2032	6,763	19%	8%
Thereafter	9,402	26%	11%
Total	$36,109	100%	7%
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
In June 2021, we established a FABN Program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2025, we had approximately $3.3 billion outstanding under the FABN Program with an additional $750 million issued in January 2026.
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
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2025, we had completed PRT transactions that represented pension obligations of $9.1 billion.
Reinsurance philosophy/arrangements. Within our F&G segment, we cede insurance to other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not reinsure insurance contracts, or they do not transfer the risks of the reinsured policies.
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
Please refer to Note N F&G Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for further discussion on reinsurance, reinsurance recoverables for our largest reinsurers and credit risk and counterparty risk.
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
Kubera Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede a quota share of certain indexed annuity statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2025. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $435 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2024 and 2023, the amount funded under the NPA was insignificant.
Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain fixed rate annuity (including MYGA) GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. (“Somerset”), a certified third-party reinsurer. Effective December 1, 2023, FGL Insurance executed an additional coinsurance funds withheld agreement with Somerset to cede certain flow MYGA business written effective on or after December 1, 2023. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and these portions of the reinsurance agreements are accounted for as separate investment contracts.
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
FGL insurance entered into a reinsurance agreement with Aspida Re Cayman Ltd. (“Aspida Re Cayman”), an unaffiliated reinsurer, to ceded certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance, written effective on or after November 1, 2025. As the policies ceded to Aspida Re Cayman are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.
New Re Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”), to cede certain FIA policies. Effective July 1, 2023, this agreement was amended to reinsure additional FIA products. The coinsurance quota share is applicable to the base contract benefits under the FIA policies and the yearly renewable term is applicable to the waiver of surrender charges and return of premium. Effective October 1, 2025, this agreement was recaptured and terminated and FGL Insurance entered into a new indemnity reinsurance agreement with Munich Re to cede certain inforce and future flow FIA policies on a coinsurance basis, applicable to the base contract benefits, waiver of surrender charges, and minimum guaranteed surrender value benefits and for certain FIA policies, return of premium rider and minimum interest credit rider benefits. The effects of these agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreements.
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
FGL Insurance has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived related to certain indexed annuities, deferred annuity and MYGA policies. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $150 million available to draw on as of December 31, 2025. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGAL is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. Under the terms of the agreement, F&G Annuities & Life, Inc. (“FGAL”) is also required to make a capital contribution to Raven Re in certain circumstances, including in the event that Raven Re’s statutory capital and surplus falls below defined levels. As of December 31, 2025 and 2024, no capital contributions were required to be made due to these conditions. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
GMWB/GWP Reinsurance Transaction. Effective December 31, 2023, FGL Insurance recaptured its reinsurance arrangement with Canada Life Assurance Company (“Canada Life”) United States Branch covering indexed annuity policies with GMWB and guaranteed withdrawal payment (“GWP”) features and entered into a reinsurance treaty with Corbeau Re, Inc. (“Corbeau Re”), its wholly owned captive reinsurance company, to cede certain indexed annuity policies with GMWB and GWP. In connection with the reinsurance agreement between FGL Insurance and Corbeau Re, Corbeau Re entered into an excess of loss reinsurance agreement (“XOL”) with Canada Life Barbados Branch to finance the portion of statutory reserves considered to be non-economic. The XOL matures on December 31, 2043, and provides for coverage on losses up to $2.4 billion as of December 31, 2024. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. Under the terms of the agreement, FGAL is required to make a capital contribution to Corbeau Re in certain circumstances, including in the event that Corbeau Re’s statutory capital and surplus falls below defined levels. As of December 31, 2025, no capital contributions were required to be made due to these conditions. Corbeau Re is permitted to account for the excess of loss reinsurance agreement from Canada Life as an admitted asset on the Corbeau Re statutory balance sheet.
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
IUL YRT Reinsurance. Effective January 1, 2025, F&G entered into separate flow reinsurance agreements with several reinsurance companies to reinsure mortality risk on certain IUL policies on a yearly renewable term basis. Effective July 1, 2025, F&G entered into separate reinsurance agreements with several reinsurance companies to reinsure mortality risk on certain inforce IUL policies on a yearly renewable term basis. In accordance with the terms of these agreements, F&G cedes the net amount at risk on the IUL policies, which is the difference between the stated death benefit and the contractholder funds balance.
New Reinsurance Vehicle. During the third quarter of 2025, F&G announced the launch of a strategic partnership with a new reinsurance vehicle backed by Blackstone managed funds, with approximately $1 billion in anticipated capital commitments. Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity. As the policies ceded to Fort Greene are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.
F&G Life Re. Effective December 1, 2025, FGL Insurance recaptured a portion of the reinsurance agreement with its affiliate F&G Life Re, covering a quota share of certain FIA policies.
All intercompany balances have been eliminated in the preparation of the accompanying Consolidated Financial Statements. See Note N F&G Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
Distribution. We distribute our annuity and life insurance products through three main retail channels of distribution: independent agents, banks, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four-party, three stage sales process between FGL Insurance, an IMO, the agent, and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact finding and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 300 IMOs, representing approximately 173,000 agents. We believe that our relationships with these IMOs are strong. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 58 Power Partners, comprised of 24 annuity IMOs and 34 life insurance IMOs. The average tenure of the Power Partners is approximately 21 years.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and indexed annuity products to banks and broker dealers and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 26 banks and broker dealers, representing approximately 14,000 financial advisers. The financial advisers at our bank and broker dealer partners can offer their clients guaranteed rates of return, protected growth, and income for life through our secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2025, the top five firms represented 81% of channel sales. Bank and broker dealers represented 36% of annuity sales for the year ended December 31, 2025.
The top 5 states for the distribution of F&G retail products in the year ended December 31, 2025, were California, Florida, Pennsylvania, Texas and New Jersey, which together accounted for 40% of FGL Insurance’s premiums.
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
FGL Insurance and certain other subsidiaries of F&G are party to investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities. As of December 31, 2025, approximately 78% of our $69 billion investment portfolio was managed by BIS, with 20% managed by other third parties, and the remaining 2% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.
F&G has a robust governance process and framework to manage the investment portfolio. While BIS is primarily responsible for security selection, F&G makes all investment strategy decisions and sets risk parameters. All major decisions need to be reviewed and approved by the F&G Investment Committee, and new investment asset classes go through an internal risk assessment process at F&G to ensure the investments are suitable for an insurance company balance sheet. We define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds. Also, F&G has flexibility to use other asset management partners through our flow reinsurance platform over time.
F&G, along with BIS, continually monitors portfolio allocations and holdings to optimize the portfolio profile. F&G has undertaken several programs to take advantage of the credit cycle and market conditions or to undertake prudent risk management in anticipation of an unfavorable economic environment. We have also added several new asset classes to the investment portfolio to further enhance diversification.
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
The Company employs hedging strategies to manage exposure to floating interest rates on a portion of its existing and newly acquired floating‑rate assets, subject to market conditions. The Company also uses foreign exchange hedging instruments to manage exposure to non‑U.S. dollar‑denominated investments by economically converting such exposures to U.S. dollars, with the objective of reducing volatility in earnings resulting from changes in interest rates and foreign exchange rates.
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. We currently maintain a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 4.5 years vs. liability duration of 5.2 years).
For further discussion of portfolio activity, refer to Item 7 of Part II of this Annual Report, under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio.
Risk Management. Risk management is a critical part of our business. We seek to assess risk to our business through a formalized process involving (i) identifying short-term and long-term strategic and operational objectives; (ii) development of risk appetite statements that establish what the company is willing to accept in terms of risks to achieving its goals and objectives; (iii) identifying the levers that control the risk appetite of the company; (iv) establishing the overall limits of risk acceptable for a given risk driver; (v) establishing operational risk limits that are aligned with the tolerances; (vi) assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups; (vii) analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over eight economic and insurance related risks; (viii) mitigating risks by appropriate actions; and (ix) identifying, documenting, and communicating key business risks in a timely fashion.
Our most significant risks are governed through holding company governance committees and overall by the Enterprise Risk Management Committee (“ERMC”). Our most significant risks such as credit risk, liquidity risk, and policyholder behavior associated with interest rate risk have established risk limits associated with our risk appetite statements. These include investment limits by asset class, ratings and issuer. Liquidity risk is managed through frequent forecasting of sources and uses of cash and managed to our Liquidity Policy. Asset liability management ("ALM") procedures and limits protect the Company, within limits, against significant changes in interest rates. In addition, the risks are stressed as part of our scenario testing process to identify areas requiring mitigation plans based on the macroeconomic environment. Risk limits, risk appetite and scenario testing results of the stresses are discussed with stakeholders such as the F&G ERMC, the Board of Directors (“Board”) and Audit Committee (“AC”) of F&G, regulators and rating agencies.
The responsibility for monitoring, evaluating and responding to risk is assigned first to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the Board.
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
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as finance, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels, and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes. We believe that we have a good relationship with our principal outsource service providers.
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

	A.M. Best	S&P	Fitch	Moody's
Holding Company Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Senior Unsecured Notes	Not Rated	BBB-	BBB-	Baa3
Junior Unsecured Notes (a)	Not Rated	BB	BB	Ba1
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A	A-	A-	A3
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	Not Rated	Not Rated	A3
Outlook				Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable

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
F&G is required to maintain minimum ratings as a matter of routine practice as part of its over-the-counter derivatives agreements on International Swaps and Derivatives Association ("ISDA") forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. Please refer to Note E Derivative Financial Instruments to our audited Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for disclosure around the Company's requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2025, we hold no net short positions against a counterparty; therefore, we were not required to post collateral at December 31, 2025.
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
In 2025, FGL Insurance did not pay dividends to Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). Pursuant to the limitations described above, it is estimated that FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0.
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance’s estimated U.S. RBC ratio was over 410% as of December 31, 2025, above our 400% target. See section titled “Risks Relating to Our Business- If the rating agencies downgrade our insurance companies, our results of operations and financial condition may suffer.” in Item 1A. Risk Factors.
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
As of December 31, 2025, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re had five, one, two and four ratios outside the usual range, respectively. The IRIS ratios for net and gross change to capital and surplus, total affiliated investments to capital and surplus, surplus relief - over $5 million capital and surplus and change in premium for FGL Insurance were outside the usual range. The IRIS ratio for change in premium ratio for FGL NY Insurance was outside the usual range. The IRIS ratios for adequacy of investment income and change in premium for Raven Re were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income, change in premium and change in asset mix for Corbeau Re were outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are not currently subject to regulatory restrictions based on these ratios.
The NAIC developed a group capital calculation tool using an RBC methodology for all entities within the insurance holding company system, including non-U.S. entities. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions, as well as amendments to the Model Holding Company Act and Regulation. The amendments implement the annual filing requirement for the group capital calculation but will not become effective until adopted by state legislatures or regulatory agencies. FNF’s lead regulator, the Florida Office of Insurance Regulation, which is also the Company’s lead regulator for this purpose, adopted a requirement for group capital reporting in late 2025 that will be effective for year-end 2026 with filing required in the first half of 2027.
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
Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer; and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the assets, which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such assets.
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
FGL Insurance and FGL NY Insurance are subject to the credit for reinsurance rules described above in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers that are neither licensed, accredited nor certified in Iowa and New York, respectively, or recognized as a reciprocal reinsurer in such jurisdictions.
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
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of an ongoing market conduct examination in one state. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that the current market conduct examination it is subject to will result in any fines or remediation orders that will be material to its business.
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re as of December 31, 2025, complied in all material respects with such regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Dodd-Frank Act”) established the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Although the FIO currently does not directly regulate the insurance industry, FIO does monitor and scrutinize developments in the industry. FIO publications or reports, some of which are periodically submitted to Congress, could continue to increase scrutiny of the industry and ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact our insurance business. The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are applicable to us, our competitors or those entities with which we do business. Further, certain provisions of the Dodd-Frank Act may become applicable to us, our competitors, or certain entities with which we do business. These provisions may impact us in many ways, including, but not limited to, having an effect on the overall business climate, requiring the allocation of certain resources to government affairs, and increasing our legal and compliance related activities and the costs associated therewith. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The FIO, in response to various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.
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
Additionally, the Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which plays a role in shaping the regulatory environment affecting RILAs and other insurance products that are connected to the capital markets. The FSOC monitors systemic risks and may designate insurers offering RILAs, as well as certain other products, as systemically important financial institutions if their activities pose significant risks to the broader economy, subjecting them to enhanced prudential standards and supervision by the Board of Governors of the United States Federal Reserve. The prudential standards for non-bank Systemically Important Financial Institutions (“SIFIs”) include enhanced RBC (Risk-Based Capital) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning.
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
All 50 states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa. Management has instituted business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the NYDFS best interest rule adopted in August 2019, which survived a legal challenge and deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales.
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
The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas (the “Eastern District of Texas”) issued an order staying the effective date of the DOL’s New Fiduciary Rule (and related amendments to PTE 84-24) that was issued in March 2024. The Eastern District of Texas, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Fiduciary Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Fiduciary Rule’s original effective date of September 23, 2024 was delayed until further notice.
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
On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. In early 2025, the DOL filed successive unopposed motions to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motions were granted so the appeals were in abeyance. In November 2025, the DOL moved to voluntarily dismiss their appeals and the Fifth Circuit agreed and remanded the cases to the District Courts. The DOL has moved the District Courts to allow until March 2026 to determine their position and next steps with the cases. Adverse Texas District Court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.
We cannot predict the final outcome of the pending litigation regarding the New Fiduciary Rule; however, management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure, and costs, all of which could adversely impact our business, results of operations and/or financial condition. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks. See “Risk Factors—Risk Factors Relating to Government Regulation of the Insurance Industry—Current and emerging developments relating to market conduct standards for the financial industry emerging from the United States Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.”
New and recently passed legislation may also impact the industry in which F&G competes. For example, the SECURE 2.0 Act of 2022, and for which relevant provisions went into effect on January 1, 2023, in certain respects, creates an opportunity for F&G and its competitors to pursue sales to employer retirement plan sponsors as well as its traditional customers. In addition, F&G and its competitors may implement operational changes to adapt to the effect of the new legislation. See “Risk Factors—Legal, Regulatory and Tax Risks—The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.”

Regulation - Bermuda. F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
On February 19, 2026, F&G announced the expected sale of its non-core Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”). The transaction is expected to be completed on March 1, 2026, subject to satisfaction or waiver of customary closing conditions.
The Bermuda Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. In addition, the Bermuda Insurance Act requires BMA approval of increases in control or dispositions of control of an insurance company.
Effective January 1, 2015, Bermuda was placed on the NAIC’s List of Qualified Jurisdictions, which makes Bermuda-domiciled reinsurers that meet certain criteria to qualify as a certified reinsurer eligible for reduced reinsurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations as adopted by various states.
Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016.
Effective January 1, 2020, Bermuda was granted NAIC Reciprocal Jurisdiction status, which makes Bermuda domiciled reinsurers that satisfy certain conditions eligible to be designated as a reciprocal jurisdiction reinsurer. Under the NAIC’s Credit for Reinsurance Model Law and Regulations which has been adopted by all states, a ceding insurer may take credit for reinsurance ceded to a reciprocal jurisdiction reinsurer without posting collateral.
All insurers are required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration under the Bermuda Insurance Act.
All insurers are required to comply with the Bermuda Insurance Code of Conduct, which is a codification of best practices for insurers provided by the BMA, and to submit annually to the BMA with its statutory financial return a declaration of compliance confirming it complies with the Bermuda Insurance Code of Conduct. All insurers are also required to comply with the Bermuda Insurance Sector Cyber Risk Management Code of Conduct issued by the BMA under the Bermuda Insurance Act, which establishes the duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management.
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
The Bermuda Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
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
Sustainability
FNF is dedicated to addressing those sustainability issues important to our strategic objectives. The Company’s senior management and Board of Directors have committed to understanding sustainability issues to better serve our employees, business partners and communities. To honor this commitment, the management team actively leads such efforts with oversight from the Audit Committee, which reports progress to the Board.
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
Preserving the Environment. FNF integrates environmental management practices into our operations, including facilities. As part of the Company's commitment to preserving the environment, we understand our duty to protect the local environments where we operate, and that climate change may present risks and opportunities for our business. Annually, we conduct a climate risk assessment to understand climate-related risks that may impact our business and to manage these risks through enterprise risk management systems.
We are actively working to understand and reduce FNF’s environmental footprint across our locations. Efforts include monitoring and mitigating our carbon footprint, installing water filters to promote use of reusable water bottles, and participating in plastic, paper, and electronic recycling programs. FNF monitors its Scope 1 and 2 emissions at our Jacksonville headquarters and other leased and owned office locations. Emissions data for our Jacksonville headquarters location, and for select subsidiaries, is published in the most recent Sustainability report. As part of a traditionally paper-intensive industry, we have implemented customer-focused technology to significantly reduce paper consumption in real estate transactions demonstrating our commitment to moving the title insurance industry in a more sustainable direction.
Supporting Our Employees and Communities. As one of FNF's greatest assets, we are dedicated to providing employees with opportunities to expand their knowledge base and develop skills for career advancement. Additionally, we are committed to building a diverse and inclusive workforce, and we strongly believe the diversity of our clients should be reflected among our employees. With over 1,300 locations throughout the United States and Canada and over 24,000 employees, we are positioned to make a difference within our communities. Through local community involvement, corporate initiatives, philanthropic giving, and an active community volunteer ethos, we work hard each day to support the communities in which we live and operate.
Highest Standard of Conduct. We adhere to all related laws, regulations and principles of conduct to protect the public’s trust, ensure conscientious performance and preserve FNF’s legacy of honesty and strong ethical standards. We firmly commit to upholding the Company’s core precepts, which inspire us to do our best each day. FNF implements robust governance practices, policies, trainings, and reporting avenues designed to encourage all employees to uphold the highest standards for business integrity.
Human Capital Resources
Employees. As of December 26, 2025, we employed 24,535 full-time equivalent employees, including 22,790 in our Title segment, 1,171 in our F&G segment, and 574 in our Corporate and other segment. In our Title segment, we monitor staffing levels based on current economic activity. None of our employees are subject to collective bargaining agreements. We believe relations with employees are good, as evidenced by our strong track record of employee retention.
Diversity. FNF aims to implement diverse and inclusive practices in all aspects of business operations; and the diversity of our employees contributes to our success by offering our clientele meaningful customized products and services. We are committed to being an equal opportunity employer and to compliance with all federal, state and local laws that prohibit employment discrimination on the basis of race, color, religion, age, sex, pregnancy, national origin, ancestry, citizenship status, veteran status, marital status, physical or mental disability, sexual orientation, gender identity or expression, genetic information and any other characteristic protected by applicable federal, state or local laws.
Our Board of Directors leads by example in its commitment to diversity. In 2018, the board codified into our Corporate Governance Guidelines its commitment to diversity when selecting new director nominees, including candidates with a diversity of viewpoints, background, experience, and other demographics including age, gender, nationality, race, ethnicity, and sexual orientation.
FNF’s Code of Business Conduct & Ethics prohibits discrimination and harassment, and we distribute a written nondiscrimination policy to all employees as part of the employee handbook. Employees participate in annual training courses on topics such as the FNF Code of Business Conduct and Ethics, anti-harassment and discrimination. Employees must acknowledge the FNF Code of Business Conduct and Ethics annually. FNF publishes its Diversity and Inclusion policy statement on the sustainability website at www.fnf.com/sustainability.
We have many women in leadership roles throughout our organization. As of December 31, 2025, out of the 18,764 U.S. based employees under FNF, 69% of the total workforce are women and 31% are men. Two out of eleven board members are women, 43% percent of the members of FNF’s Executive Team are women, and 68% of FNF’s non-executive managers are women. Our annual Women in Leadership Program for female executives, managers, and future managers provides mentoring and development opportunities encouraging and promoting women into more active leadership roles within the Company.
Training and Professional Development
We believe our employees are one of the Company’s greatest assets, and we are committed to providing opportunities for them to expand their knowledge base and develop skills for advancement, resulting in improved employee performance and morale.
FNF offers a variety of training and educational opportunities for employees including, but not limited to, training on escrow policies and procedures, advanced escrow processing and practices, title loss reduction, title underwriting, advanced title practices and procedures, fraud prevention, data privacy, safe and responsible AI usage, as well as leadership effectiveness, software, soft skills, sales, and time management trainings. Our Commercial Sales University is a course for new commercial sales representatives, and our Leadership Development Program provides employees with mentorship from senior executives.
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
•our business concentration in the States of California and Texas are the source of approximately 12.2% and 14.1%, respectively, of our title insurance premiums;
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
Factors such as consumer spending, business investment, government spending, government shutdowns and potential government shutdowns, trade policies, tariffs, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, geopolitical uncertainties and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, our F&G segment may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

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
We also maintain holdings in floating rate and less rate-sensitive investments, including senior tranches of CLOs and directly originated senior secured loans. If realized collateral loss and recoveries differ materially from our assumptions, returns on these assets could be lower than our expectation.
We invest in ABS (traditional and specialty finance) and asset-backed and consumer whole loans. Consumer balance sheets are healthy and underwriting standards have become more conservative following the 2008 global financial crisis. However, high inflation rates have been a headwind for consumers, and efforts by the Federal Reserve to stem inflation could induce a recession which would have an adverse impact on consumers and potentially increase delinquencies to a higher level than what is assumed in our underwriting.
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
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance revenues. The Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of February 17, 2026, reported an approximate $2.1 trillion mortgage origination market for 2025, which would be an approximately 22% increase from 2024 resulting primarily from an increase in refinance activity. The MBA predicts overall mortgage originations in 2026 will increase when compared to 2025 as a result of modest increases in both purchase and refinance activity. Our revenues in future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. See discussion under "Business Trends and Conditions" within Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report for further discussion of current market trends.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Interest rate risk is a significant market risk for us, as our F&G segment issues interest rate sensitive obligations backed primarily by investments in fixed income assets. F&G has executed some variable interest rate credit agreements, floating rate funding agreements and pay-float and receive-fixed interest rate swaps to reduce market risks from interest rate changes on its earnings associated with its floating rate investments. All of these assets are subject to an element of market risk from changes in interest rates.
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
Beginning in March 2022, the Federal Reserve increased the benchmark rate eleven times from approximately 0% to approximately 5.50% before pausing in the latter half of 2023. In September 2024, the Federal Reserve began reducing the benchmark rate ending 2024 at approximately 4.5%. By September 2025, the benchmark rate had declined to 4.00%–4.25%, and subsequent cuts in October and December 2025 brought the benchmark rate down further to approximately 3.50%–3.75%, with market expectations and Federal Reserve communications suggesting further possible reductions in 2026. Over the period since March 2022, market rates across the yield curve have risen. During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain ALM programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows, and robust inflows provide additional opportunities to allocate in force assets in support of new business, further mitigating potential losses due to disintermediation risk. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. The significant new business written in recent years strengthens the surrender charge protection since the surrender charges are highest in the early years of a policy. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our Indexed Annuity and IUL business and market risk benefits (“MRB”) on our indexed annuity and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for future policy benefits (“FPB”) are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in accumulated other comprehensive earnings (loss) ("AOCI"). Decreases in interest rates would result in a reduction in our AOCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
As of December 31, 2025, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations, and financial condition. However, we cannot predict if it will impact our business, results of operations, and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio, primarily our fixed maturity securities, as of December 31, 2025 and December 31, 2024, resulting in our AOCI being a loss of $1.7 billion and $2.0 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report on Form 10-K for a more detailed discussion of interest rate risk.
F&G is exposed to liquidity risk as a result of its other risks.
F&G is exposed to liquidity risk, which is the risk that F&G is unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types, including market, insurance, investment, or operational risks. A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such F&G's minimum cash buffers, funding agreements through the FHLB or other credit facilities, may be unavailable or inadequate to satisfy the liquidity demands described below.
F&G has the following sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:
•Derivative collateral market exposure: abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for us.
•Asset liability mismatch: there are liquidity risks associated with liabilities coming due prior to the matching asset cash flows.
•Insurance cash flows: F&G faces potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals, policy loans or lapse events. If such events were to occur, F&G may face unexpectedly high levels of claim payments to policyholders.
•FHLB collateral: F&G issues funding agreements to the FHLB for which eligible securities collateral is posted. If the value of the eligible securities declines significantly, and there is no available eligible security collateral in the portfolio, F&G may need to supplement the collateral account with cash.
•Kubera NPA: F&G issued a variable note purchase agreement to Kubera for which it may be liable to fund any shortfall in Kubera’s ability to pay its obligations under the amended reinsurance agreement with FGL Insurance, assuring such principal up to $435 million is timely paid.
•Holding Company Liquidity: as a holding company, F&G is required to make interest and expense payments to satisfy obligations. The holding company’s cash position is targeted at the minimum of two times fixed charge coverage ratio on an annual basis.
Risk Factors Relating to Our Business
We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.
Goodwill aggregated approximately $5,272 million, or 4.8% of our total assets, as of December 31, 2025. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For the years ended December 31, 2025, 2024, and 2023, no goodwill impairment charge was recorded. However, if economic conditions deteriorate, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the economy to determine if there is an impairment of goodwill in future periods.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2025, our outstanding debt was $4,400 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) we may be unable to adjust rapidly to changing market conditions; (iv) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
Our title insurance subsidiaries must comply with state laws, which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts our regulated subsidiaries can dividend to us. During 2026, our title insurers may pay dividends or make distributions to us of approximately $437 million; however, insurance regulators have the authority to prohibit the payment of ordinary dividends or other payments by our title insurers to us if they determine that such payment could be adverse to our policyholders.
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
Our owned distribution strategy, including our investments in minority and majority stakes in various network marketing groups and other distribution consolidators, exposes us to operational, financial, and strategic risks. These investments, including stakes in Syncis Holdings, DCMT Worldwide, a majority interest in Roar Joint Venture LLC, and a wholly-owned interest in PALH LLC, represent a significant component of our distribution strategy. The success of this strategy depends on the continued growth and performance of these businesses, which is subject to challenges such as the retention and performance of agents, market demand in cultural communities, and our ability to integrate these entities effectively into our broader operations. Furthermore, as industry consolidation among independent agent distribution channels accelerates, competition to acquire and partner with high-performing platforms intensifies, limiting our ability to secure attractive investment opportunities. Our ownership stakes also expose us to financial risks, including the potential for impairment of goodwill or intangible assets if these entities underperform, as well as regulatory and compliance risks related to licensing and fiduciary standards. These factors, combined with the operational challenges of managing both majority and minority investments, create risks that could materially and adversely affect our financial performance, competitive position, and long-term growth prospects.

Our valuation of investments and the determinations of the amounts of allowances and impairments taken on our investments may include methodologies, estimates and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations and financial condition.
Fixed maturities, equity securities, and derivatives represent the majority of total cash and invested assets reported at fair value on our balance sheet. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Expectations that our investments will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process and on assumptions a market participant would use in determining the current fair value.
The determination of current expected credit loss varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Our management considers a wide range of factors about the instrument issuer (e.g., operations of the issuer and future earnings potential) and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. In addition, we conduct various quantitative credit screens on the investment portfolio to create a credit watchlist. The credit watchlist investments are then further analyzed by our portfolio managers for likelihood of loss of contractual principal and interest. Our portfolio managers also maintain a credit spotlight for investments that do not meet the quantitative screens. These investments have been identified as requiring a higher level of review and monitoring due to idiosyncratic risk. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken in the future, and the ultimate loss may exceed management’s current estimate of impairment amounts.
The value and performance of certain of our assets are dependent upon the performance of collateral underlying these investments. It is possible the collateral will not meet performance expectations leading to adverse changes in the cash flows on our holdings of these types of securities. See Note D Investments to the Consolidated Financial Statements, including the notes thereto, in this Annual Report on Form 10-K for additional information about our investment portfolio.
Risk Factors Related to our Majority Ownership in F&G
The F&G Distribution could adversely affect our results of operations or financial condition.
On December 1, 2022, we completed the F&G Distribution. The F&G Distribution is subject to inherent risks and uncertainties, including, but not limited to: diversion of management’s attention; our ability to successfully realize the anticipated benefits of the F&G Distribution; the terms and conditions of agreements and arrangements between FNF and F&G following the distribution, such as the Corporate Services Agreement, dated as of November 30, 2022, between FNF and F&G (the “Corporate Services Agreement”), which provides for, among other things, the provision of certain services by FNF to F&G following the F&G Distribution; and the nature and amount of indebtedness incurred by F&G. On December 31, 2025, we distributed an additional 12% of F&G to holders of FNF Common Stock. In addition, our F&G segment contributes to a significant portion of our earnings and the F&G Distribution could adversely affect our earnings. For additional information related to the F&G Distribution and the 2025 F&G Distribution, refer to Item 1 Business and Note A Business and Summary of Significant Accounting Policies in Part II of this Annual Report on Form 10-K.
Certain F&G directors may have actual or potential conflicts of interest because of their FNF equity ownership or their current or former FNF positions.
A number of F&G’s directors have been, and will continue to be, officers, directors or employees of FNF (or officers, directors or employees of affiliates of FNF) and, thus, have professional relationships with FNF’s officers, directors or employees. In addition, certain of F&G’s directors and executive officers own FNF common stock or other equity compensation awards. These relationships may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF and F&G, based on their role as a director of F&G and as an officer of FNF or equity holder of FNF. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between FNF and F&G regarding the terms of the agreements governing F&G’s relationship with FNF, including the Corporate Services Agreement.
Risk Factors Relating to the Geographic Concentrations of our Business Segments
Because we are dependent upon California and Texas for approximately 12.2% and 14.1% of our title insurance premiums, respectively, our Title segment may be adversely affected by regulatory conditions in California and/or Texas.
California and Texas are the two largest sources of revenue for our Title segment. In 2025, California-based premiums accounted for approximately 25.7% of premiums earned by our direct operations and 0.3% of our agency premium revenues, while Texas-based premiums accounted for 19.5% of premiums earned by our direct operations and 9.3% of our agency premium revenues. In the aggregate, California and Texas accounted for approximately 12.2% and 14.1%, respectively, of our total title insurance premiums for 2025. A significant part of our revenues and profitability are therefore subject to our operations in California and Texas and to the prevailing regulatory conditions in these states. Adverse regulatory developments in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
Concentration in certain states for the distribution of our life insurance and annuity products in our F&G segment may subject us to losses attributable to economic downturns or catastrophes in those states.
Our top five states for the distribution of our life insurance and annuity products in our F&G segment are California, Florida, Pennsylvania, Texas and New Jersey. Any adverse economic developments or catastrophes in these states could have an adverse impact on our F&G segment.
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
Changes to federal and state statutes and regulations; statutory or regulatory guidance, policies, or interpretations of existing regulations or statutes; guidelines published by the government-sponsored enterprises; enhanced federal or state governmental oversight or efforts by federal or state governmental agencies that cause customers to refrain from purchasing or using the Company’s products and services, could: (i) prohibit, impact, or limit our future operations; (ii) make it more costly or burdensome to conduct such operations; or (iii) result in decreased demand for the Company’s products and services. Such changes could impact our competitive position and have a negative impact on our ability to generate revenues, earnings and cash flows.
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
F&G's insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. In addition, we may incur significant costs in the course of complying with regulatory requirements.
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
F&G's business is subject to government regulation in each of the jurisdictions in which we conduct business and regulators have broad administrative and discretionary authority over our business and business practices.
F&G's business is subject to government regulation in each of the states in which we conduct business and is concerned primarily with the protection of policyholders and other customers rather than shareholders. Such regulation is vested in state agencies having broad administrative and discretionary authority, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits, or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
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
F&G's business in the United States is regulated by the National Association of Insurance Commissioners (“NAIC”), which continues to consider reforms including relating to cybersecurity regulations, best interest standards, risk-based capital (“RBC”) and life insurance reserves.
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
Current and emerging developments relating to market conduct standards for the financial industry emerging from the United States Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.
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
The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s New Fiduciary Rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Fiduciary Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Fiduciary Rule’s original effective date of September 23, 2024 was delayed until further notice.
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
On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. In early 2025, the DOL filed successive unopposed motions to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motions were granted so the appeals were in abeyance. In November 2025, the DOL moved to voluntarily dismiss their appeals and the Fifth Circuit agreed and remanded the cases to the District Courts. The DOL has moved the District Courts to allow until March 2026 to determine their position and next steps with the cases. Adverse Texas District Court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.
We cannot predict the final outcome of the pending litigation regarding the New Fiduciary Rule; however, management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs, all of which could adversely impact our business, results of operations and/or financial condition. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks. Please refer to “Business-Regulation of F&G” for additional details on the DOL’s “Fiduciary Rule.”
Changes to regulations under ERISA could adversely affect the Company by increasing the Company’s regulatory and compliance burden.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRA owners, if the investment recommendation results in fees paid to the individual advisor, his or her firm, or their affiliates, which vary according to the investment recommendation chosen. The 2020 PTE, which took effect on February 16, 2021, was expected to ease some of the investment advice restrictions under ERISA. However, this expectation may change if the New Fiduciary Rule, discussed earlier, becomes law. Currently, the New Fiduciary Rule’s effective date has been stayed from going into effect. In recent years, the DOL has issued or proposed several regulations that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will increase the Company’s regulatory and compliance burden, resulting in increased costs.
Our regulation in Bermuda and the Cayman Islands may limit or curtail our activities, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services.
Our business is subject to regulation in Bermuda and the Cayman Islands, including the BMA and the CIMA. These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services we may wish to offer in the future.
Our reinsurance subsidiary, F&G Life Re, is registered in Bermuda under the Bermuda Insurance Act and is subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the European Union (“EU”) on a “level playing field.” In connection with its initial efforts to achieve equivalency under the EU’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. Effective January 1, 2015, Bermuda was placed on the NAIC’s List of Qualified Jurisdictions, which makes Bermuda-domiciled reinsurers that meet certain criteria to qualify as a certified reinsurer eligible for reduced reinsurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations as adopted by various states. F&G Life Re has been designated as a certified reinsurer in Iowa. The European Commission in 2016 granted Bermuda’s commercial insurers full equivalency in all areas of Solvency II for an indefinite period of time. Effective January 1, 2020, Bermuda was granted NAIC Reciprocal Jurisdiction status, which makes Bermuda domiciled reinsurers that satisfy certain conditions eligible to be designated as a reciprocal jurisdiction reinsurer. Under the NAIC’s Credit for Reinsurance Model Law and Regulations, which has been adopted by all states, a ceding insurer may take credit for reinsurance ceded to a reciprocal jurisdiction reinsurer without posting any collateral. F&G Life Re has been approved as a reciprocal jurisdiction reinsurer in Iowa.
Our reinsurance subsidiary, F&G Cayman Re, is a licensed Class D insurer in the Cayman Islands and a wholly owned direct subsidiary of ours, is licensed by the CIMA and is subject to supervision by CIMA. CIMA may, at any time, direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation. Please refer to “Business-Regulation of F&G” for additional details on the regulations in Bermuda and the Cayman Islands.

The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.
The Secure 2.0 Act of 2022, Division T of the Consolidated Appropriations Act, 2023 (“SECURE Act 2.0”), was signed into law on December 29, 2022, and for which relevant provisions went into effect January 1, 2023, in certain respects. The SECURE Act 2.0 contains provisions that may impact our F&G insurance subsidiaries, and these changes could affect the desirability of IRAs, necessitate changes to our administrative system to implement the Act, and affect, to some extent, the length of time that IRA assets remain in our annuity products. These provisions include, for example, raising the age for required minimum distributions from IRAs from 72 to 73 (age 74 after 2032); additional exceptions to the 10% penalty tax for distributions before age 59-1/2; reduction of the penalty for failures to take a required distribution amount; directions to the SEC for new registration forms for RILAs; and directions to the DOL to revisit fiduciary standards relating to choosing an annuity provider in pension risk transfer transactions. While we cannot predict whether, or to what extent, the SECURE Act 2.0 will ultimately impact us, whether positive or negative, it may have implications for our business operations and the markets in which we compete.
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
In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase or change expectations related to ESG matters.
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
We cede material amounts of insurance and transfers of related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability, or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity, and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Aspida Re, Wilton Re, Somerset and Everlake represent our largest third-party reinsurance counterparty exposure. As of December 31, 2025, the net amount recoverable from Aspida Re, Wilton Re, Somerset, and Everlake were $8,589 million, $5,071 million, $1,868 million, and $1,032 million, respectively. The risk of non-performance is mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit.
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
We hold customers' assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for our customers, which amounted to $16.2 billion at December 31, 2025. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
Risk Factors Related to a National or Global Crisis, Climate Change, Computer Cyber-terrorism and Other Catastrophic Events
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural disasters or those caused by humans.
Any catastrophic event, such as a pandemic, terrorist attacks, floods, severe storms or hurricanes, or cyber-attacks, could have a material and adverse effect on our business in several respects:
•the outbreak of a pandemic disease, like COVID-19, could have a material adverse effect on our liquidity, financial condition, and the operating results of our insurance business due to its impact on the economy and financial markets;
•the occurrence of any pandemic disease, natural disaster, terrorist attack, or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service; or
•we could experience long-term interruptions in our service and the services provided by our significant vendors due to the effects of catastrophic events, including but not limited to cyber-attacks. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;
•we manage our financial exposure for losses in our title insurance business and in our F&G segment with third-party reinsurance. Catastrophic events could adversely affect the cost and availability of that reinsurance;
•the value of our investment portfolio may decrease if the securities in which we invest are negatively impacted by climate change, pandemics, severe weather conditions, and other catastrophic events.
Natural catastrophes and pandemics present risks that could adversely affect our results of operations. In addition, our business operations may be adversely affected by the increased risk of malicious and terrorist acts, which could disrupt our operations or the safety of our employees or customers. Claims arising from such events could have an adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.
While we believe we have taken steps to identify and mitigate these types of risks, such risks cannot be reliably predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, results of operations, and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.
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
F&G's annuity products compete with indexed annuities and fixed rate annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. The ability of banks and broker dealers to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
F&G's ability to compete is dependent upon, among other things, its ability to develop competitive and profitable products, its ability to maintain low unit costs, its maintenance of adequate financial strength ratings from rating agencies and its ability to attract and retain distribution channels to market its products, the competition for which is vigorous. F&G must anticipate and respond effectively to changes in customer preferences, new industry standards, evolving distribution models, disruptive technology developments and alternate business models. The evolving nature of consumer needs and preferences and improvements in technology could result in a reduction in consumer demand and in the prices of the products and services F&G offers. F&G's competitive position may be impacted they are unable to deploy, in a cost effective and competitive manner, technology such as artificial intelligence and machine learning, or if F&G's competitors collect and use data which they do not have the ability to access or use.
There is a risk that purchasers may be able to obtain more favorable terms and offerings from competitors, vendors or other third parties, including pricing and technology. Additionally, customers may turn to our competitors as a result of F&G or its client’s failure, or perceived failure, to deliver on customer expectations, product or service flaws, technology issues, gaps in operational support or other issues affecting customer experience. As a result, competition may adversely affect the persistency of F&G's policies, F&G's ability to sell products and provide services, maintain client relationships, and F&G's revenues and results of operations.
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
Item 1B.     Unresolved Staff Comments
None.

Item 1C.     Cybersecurity
We are highly dependent on information technology in the operation of our various businesses. Cybersecurity is an integral part of our operations and is a focus of all employees, including senior management and our Board.
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
Board Oversight of Cybersecurity
Our board has a strong focus on cybersecurity. Our approaches to cybersecurity and privacy risk are overseen by the audit committee. At each regular meeting of the audit committee of our Board of Directors, our Chief Risk Officer, Chief Compliance Officer, Chief Security Officer, Chief Information Security Officer, and Chief Audit Officer provide reports relating to existing and emerging cyber and data security risks, as well as reports on the Company’s risk assessments and security incidents. Our audit committee chairman reports on these discussions to our board of directors on a quarterly basis. See Item 1A Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity.

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
The majority of our branch offices are leased from third parties. See Note P Leases to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information on our outstanding leases. Our subsidiaries conduct their business operations primarily in leased office space in 47 states, Washington, DC, Canada, India, Bermuda and the Cayman Islands.
Item 3.    Legal Proceedings
For a description of our legal proceedings see discussion of Legal and Regulatory Contingencies in Note G Commitments and Contingencies to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the trading symbol "FNF".
On January 31, 2026, the last reported sale price of our common stock on the New York Stock Exchange was $54.39. We had approximately 5,246 shareholders of record on January 31, 2026.
Refer to Note T Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III of this Annual Report.

Performance Graph
Set forth below is a graph comparing cumulative total shareholder return on our FNF common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index consisting of certain companies in the primary industry in which we compete (SIC code 6361 — Title Insurance) for the period ending December 31, 2025. This peer group consists of the following companies: First American Financial Corporation and Stewart Information Services Corp. The peer group comparison has been weighted based on their stock market capitalization. The graph assumes an initial investment of $100.00 on December 31, 2020, with dividends reinvested over the periods indicated.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

Fidelity National Financial, Inc.	100.00	138.38	108.77	154.85	176.86	184.84
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	158.44	105.48	137.52	142.86	147.32

Dividends
On February 19, 2026, our Board of Directors formally declared a $0.52 per FNF share cash dividend that is payable on March 31, 2026, to FNF shareholders of record as of March 17, 2026. During the years ended December 31, 2025, 2024, and 2023, we declared dividends on our common stock of $2.02, $1.94, and $1.83, respectively.
Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements.
Purchases of Equity Securities by the Issuer
On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. Since the commencement of the 2024 Repurchase Program, we repurchased a total of 4,426,224 FNF common shares for approximately $252 million, at an average price of $56.80 per share. Subsequent to December 31, 2025 ,and through market close on February 19, 2026, we repurchased a total of 60,000 shares, for approximately $3 million, or an average of $55.66 under the 2024 Repurchase Program.
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
The most recent forecast of the MBA, as of February 17, 2026, estimated (actual for fiscal year 2024) the size of the U.S. residential mortgage originations market as shown in the following table for 2024 - 2028 in its "Mortgage Finance Forecast" (in trillions):

	2028	2027	2026	2025	2024
Purchase transactions	$1.5	$1.5	$1.4	$1.4	$1.3
Refinance transactions	$0.7	$0.7	$0.8	$0.7	$0.4
Total U.S. mortgage originations forecast	$2.2	$2.2	$2.2	$2.1	$1.7
The Federal Reserve raised the benchmark interest rate from near zero as of March 2022 to a range between 5.25% and 5.50% in July 2023 in an effort to combat inflation. Following a decline in inflation in 2024, the Federal Reserve reduced the benchmark rate to a range of 4.25% and 4.50% as of December 31, 2024. The Federal Reserve further reduced the benchmark rate by 75 basis points in 2025 to a range of 3.50% and 3.75% as of December 31, 2025. Average interest rates for a 30-year fixed rate mortgage were averaged 6.6%, 6.7% and 6.8% during the years ended December 31, 2025, 2024 and 2023, respectively.
A shortage in the supply of homes for sale, increasing home prices, varying mortgage interest rates, inflation, disrupted labor markets, and geopolitical uncertainties created a challenging residential real estate market in 2023, 2024, and 2025. In early 2026, the federal government implemented or proposed reforms to address housing and home affordability, including a directive to certain government-sponsored enterprises to purchase up to $200 billion of mortgage-backed securities in an effort to lower interest rates, enhance affordability and reduce the spread between mortgage rates and Treasury yields.
Existing-home sales increased 1% in December 2025 as compared to the corresponding month in 2024, while median existing-home sales prices rose to $405,400 in December 2025, a 0.4% increase over the corresponding month in 2024. Existing-home sales decreased 9% in December 2024 as compared to the corresponding month in 2023, while median existing-home sales prices rose to $404,400 in December 2024, a 6% increase over the corresponding month in 2023.

According to the U.S. Department of Labor's Bureau of Labor, the unemployment rate was near record lows throughout 2023. The unemployment rate was 4.4%, 4.1% and 3.7% in December of 2025, 2024 and 2023, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes were depressed throughout 2023 and 2024 when compared to recent preceding years. Commercial volumes increased significantly in 2025. The increase in commercial volumes in 2025 was broad-based, across several asset classes.
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
Geographic Operations. Our direct title operations are divided into approximately 166 profit centers. Each profit center processes title insurance transactions within its geographical area, which is usually identified by a county, a group of counties forming a region, or a state, depending on the management structure in that part of the country. We also transact title insurance business through a network of approximately 5,100 agents, primarily in those areas in which agents are the more prevalent title insurance provider. Substantially all of our revenues are generated in the United States.
The following table sets forth the approximate dollar and percentage volumes of our title insurance premium revenue by state:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(Dollars in millions)
Texas	$823	14.1%	$710	13.8%	$657	14.3%
California	714	12.2	668	12.9	597	13.0
Florida	548	9.4	525	10.2	490	10.7
Illinois	336	5.8	298	5.8	275	6.0
Pennsylvania	313	5.4	269	5.2	227	4.9
All others	3,095	53.1	2,687	52.1	2,351	51.1
Totals	$5,829	100.0%	$5,157	100.0%	$4,597	100.0%

F&G
The following factors represent some of the key trends and uncertainties that have influenced the development of our F&G segment and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of our F&G segment in the future.
Market Conditions. Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2026. These factors include, among others, consumer spending, business investment, government spending, government shutdown, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions.

In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K for further discussion of risk factors that could affect market conditions.
Interest Rate Environment. Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2025 and December 31, 2024, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.4 billion and 4.8%, respectively, and $6.4 billion and 4.4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Quantitative and Qualitative Disclosure about Market Risk” and “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K for a more detailed discussion of interest rate risk.

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
Industry Factors and Trends Affecting Our Results of Operations. We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $130 billion of sales in 2024 and the registered index-linked annuities (“RILA”) market grew from $17 billion of sales in 2019 to $62 billion of sales in 2024. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $2 billion of annual sales in 2024.

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
The table below summarizes our reserves for known claims and incurred but not reported claims related to title insurance:

	December 31, 2025	%	December 31, 2024	%
	(Dollars in millions)
Known claims	$222	13.1%	$209	12.2%
IBNR	1,478	86.9	1,504	87.8
Total Reserve for Title Claim Losses	$1,700	100.0%	$1,713	100.0%
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
We recorded our loss provision rate at 4.5% for the years ended December 31, 2025, 2024, and 2023 related to policies written in those years. The provision rate in 2025, 2024, and 2023 is supported by stability in payments for prior policy years, and qualitative factors that would indicate consistency, including consistency in lender underwriting standards, extension of credit to quality borrowers, a high proportion of refinance activity, claims expense management, mechanic’s lien underwriting practices, and fraud awareness by lenders, title insurers and settlement agents.
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
The table below presents our title insurance loss development experience for the past three years:

	2025	2024	2023
	(In millions)
Beginning balance	$1,713	$1,770	$1,810
Change in reinsurance recoverable	(6)	(10)	15
Claims loss provision related to:
Current year	262	232	207
Prior years	—	—	—
Total title claim loss provision	262	232	207
Claims paid, net of recoupments related to:
Current year	(21)	(25)	(22)
Prior years	(248)	(254)	(240)
Total title claims paid, net of recoupments	(269)	(279)	(262)
Ending balance of claim loss reserve for title insurance	$1,700	$1,713	$1,770
Title premiums	$5,824	$5,153	$4,592

	2025	2024	2023
Provision for title insurance claim losses as a percentage of title insurance premiums:
Current year	4.5%	4.5%	4.5%
Prior years	—	—	—
Total provision	4.5%	4.5%	4.5%
Actual claims payments consist of loss payments and claims management expenses offset by recoupments and were as follows:

	Loss Payments	Claims Management Expenses	Recoupments	Net Loss Payments
	(In millions)
Year ended December 31, 2025	$207	$117	$(55)	$269
Year ended December 31, 2024	204	123	(48)	279
Year ended December 31, 2023	169	128	(35)	262
As of December 31, 2025 and 2024, our recorded reserves were $1,700 million and $1,713 million, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. Our recorded reserves were $34 million above the mid-point of the provided range of $1.5 billion to $1.9 billion of our actuarial estimates as of December 31, 2025. Our recorded reserves were $61 million above the mid-point of the provided range of our actuarial estimates of $1.5 billion to $1.9 billion as of December 31, 2024.
During 2025, 2024, and 2023, payment patterns were consistent with our actuaries' and management's expectations. Also, compared to prior years we have seen a leveling off of the ultimate loss ratios in more mature policy years, particularly 2006-2009. While we still see claims opened on these policy years, the proportion of our claims inventory represented by these policy years has continued to decrease. Additionally, we continued to see stable development relating to the 2012 through 2022 policy years, which we believe is indicative of more stringent underwriting standards by us and the lending industry. Policy years 2024 and 2023 have seen some increased levels of early reported and paid claims. Many early reported and paid claims relate to fraudulent activity, such as wire fraud and other types of real estate fraud. Fraud claims are typically reported and paid quickly and are not the type of claims to develop over time in the same manner of other claim types due to a shorter reporting tail. Additionally, the early negative development in 2024 and 2023 is offset by the positive development of policy years 2022 and prior. We continue to watch the development of the more recent years, in addition to historical averages and economic factors when analyzing the current provision rates. Our ending open claim inventory increased from approximately 8,300 claims as of December 31, 2024, to approximately 8,500 claims as of December 31, 2025. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that our recorded reserves may fall outside a reasonable range of our actuaries' central estimate, which may require additional reserve adjustments in future periods.
An approximate $58 million increase (decrease) in our annualized provision for title claim losses would occur if our loss provision rate were 1% higher (lower), based on 2025 title premiums of $5.8 billion. A 10% increase (decrease) in our reserve for title claim losses, as of December 31, 2025, would result in an increase (decrease) in our provision for title claim losses of approximately $170 million.
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

Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of December 31, 2025 and 2024, are summarized as follows:

	As of December 31, 2025
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Indexed annuities	$34,449	$(3,198)	$31,251
Fixed rate annuities	19,267	(12,863)	6,404
SPIA and other	1,628	(107)	1,521
IUL and other life	4,681	(1,377)	3,304
Funding agreements	6,234	—	6,234
PRT	8,125	—	8,125
Total	$74,384	$(17,545)	$56,839

	As of December 31, 2024
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
	(In millions)
Indexed annuities	$31,002	$(861)	$30,141
Fixed rate annuities	17,443	(11,009)	6,434
SPIA and other	1,673	(109)	1,564
IUL and other life	4,203	(1,390)	2,813
Funding agreements	5,315	—	5,315
PRT	6,066	—	6,066
Total	$65,702	$(13,369)	$52,333
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the Consolidated Balance Sheets with the ceded portion of the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable in the Consolidated Balance Sheets. Changes in fair value are included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Operations.
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.
Valuation of Fixed Maturity, Preferred and Equity Securities and Derivatives
Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive earnings (loss) (“AOCI”), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net earnings. Realized gains and losses on the sale of investments are determined on the basis of specific identification and are credited or charged to income on a trade date basis.
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note C Fair

Value of Financial Instruments and Note D Investments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for indexed annuities contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our indexed annuities and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals and non-performance spread. The discount rate used to determine the fair value of our indexed annuities/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2025 and 2024, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note C Fair Value of Financial Instruments and Note E Derivative Financial Instruments to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our Consolidated Balance Sheets. All assets within the Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in Note A Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance arrangement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net on the Consolidated Statements of Earnings. Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for these and other derivative financial instruments and Note E Derivative Financial Instruments and Note N F&G Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2025 and 2024.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,752	$40,408	$764	$—	$42,924
Priced via independent broker quotations	—	—	12,522	—	12,522
Priced via other methods	—	—	23	35	58
Total	$1,752	$40,408	$13,309	$35	$55,504
% of Total	3%	73%	24%	—%	100%

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:	(Dollars in millions)
Prices via third-party pricing services	$1,483	$36,650	$856	$—	$38,989
Priced via independent broker quotations	—	—	10,256	—	10,256
Priced via other methods	—	—	9	57	66
Total	$1,483	$36,650	$11,121	$57	$49,311
% of Total	3%	74%	23%	—%	100%
Goodwill
We have made acquisitions that have resulted in a significant amount of goodwill. As of December 31, 2025 and 2024, goodwill was $5,272 million and $5,271 million, respectively. The majority of our goodwill as of December 31, 2025 relates to goodwill recorded in connection with the Chicago Title merger in 2000, our initial acquisition of an ownership interest in ServiceLink in 2014 and our acquisition of F&G in 2020. Refer to Note M Goodwill to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a summary of recent changes in our Goodwill balance.
In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2025, 2024, and 2023, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA contracts that provide minimum guarantees to policyholders, such as Guaranteed Minimum Death Benefit (“GMDBs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) and Guaranteed Minimum Accumulation Benefits (“GMAB”) riders. In certain reinsurance transactions, the underlying risks ceded to a reinsurer contain MRBs. MRBs, inclusive of reinsured MRBs, are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.
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
See Note W Market Risk Benefits to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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
For the year ended December 31, 2025, market conditions resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies, which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note S Income Taxes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report for details.

Results of Operations

Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Direct title insurance premiums	$2,574	$2,200	$1,982
Agency title insurance premiums	3,250	2,953	2,610
Escrow, title-related and other fees	5,444	5,321	4,717
Interest and investment income	3,237	3,124	2,607
Recognized gains and losses, net	(60)	83	(164)
Total revenues	14,445	13,681	11,752
Expenses:
Personnel costs	3,437	3,148	2,908
Agent commissions	2,518	2,287	2,008
Other operating expenses	1,615	1,558	1,521
Benefits and other changes in policy reserves	3,963	3,791	3,553
Market risk benefit losses (gains)	167	(25)	95
Depreciation and amortization	844	739	593
Provision for title claim losses	262	232	207
Interest expense	242	209	174
Total expenses	13,048	11,939	11,059
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,397	1,742	693
Income tax expense	753	367	192
Equity in earnings of unconsolidated affiliates	35	16	17
Net earnings from continuing operations	$679	$1,391	$518
 Revenues.
Total revenues increased by $764 million in 2025 as compared to 2024. The increase was attributable to increases in direct title insurance premiums, agency title insurance premiums, escrow, title-related and other fees, and interest and investment income, partially offset by net recognized losses in 2025 as compared to net recognized gains in 2024. Total revenues increased by $1,929 million in 2024 as compared to 2023, primarily attributable to increases in direct title insurance premiums, agency title insurance premiums, escrow, title-related and other fees, interest and investment income and net recognized gains in 2024 as compared to net recognized losses in 2023.
See Note K Revenue Recognition to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for a breakout of our consolidated revenues.
Total net earnings from continuing operations decreased by $712 million in 2025 as compared to 2024, and increased by $873 million in 2024 as compared to 2023.
The change in revenue and net earnings from our reportable segments is discussed in further detail at the segment level below.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income was $3,237 million, $3,124 million and $2,607 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Recognized gains and losses, net totaled $(60) million, $83 million and $(164) million for the years ended December 31, 2025, 2024, and 2023, respectively. Recognized gains and losses, net for the year ended December 31, 2025 are primarily attributable to losses on sales of equity securities of $159 million, partially offset by gains on sales of other assets of $63 million and non-cash valuation losses on equity and preferred security holdings of $9 million. Recognized gains and losses, net for the year ended December 31, 2024 are primarily attributable to gains on sales of equity securities and other assets of $193 million and realized gains on derivatives of $50 million, partially offset by recognized losses on sales of fixed maturity securities of $38 million and non-cash valuation losses on equity and preferred security holdings of $117 million. Recognized gains and losses, net for the year ended December 31, 2023 are primarily attributable to losses on sales of fixed maturity securities of $166 million, losses on sales of equity and preferred securities of $104 million and losses on sales of mortgages and other assets of $75 million, partially offset by non-cash valuation gains on equity and preferred security holdings and other invested assets of $181 million.
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
Income tax expense was $753 million, $367 million and $192 million for the years ended December 31, 2025, 2024, and 2023, respectively. Income tax expense as a percentage of earnings before income taxes was 53.9%, 21.1% and 27.7% in the years ended December 31, 2025, 2024, and 2023 respectively. The increase in income tax expense as a percentage of earnings before taxes in 2025 as compared to 2024 is primarily attributable to the recording of the deferred tax liability for the outside basis difference in FNF's investment in F&G, offset by releasing a portion of the valuation allowances in the 2025 period that were recorded in prior periods. The decrease in income tax expense as a percentage of earnings before taxes in 2024 as compared to 2023 is primarily attributable to favorable movement in the valuation allowance in 2024 as compared to 2023.
For the years ended December 31, 2025 and 2024, changes in market conditions, including varying interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized.
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
For further information related to income taxes, refer to Note S Income Taxes in our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Title
The following table presents the results of operations of our Title segment for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Direct title insurance premiums	$2,574	$2,200	$1,982
Agency title insurance premiums	3,250	2,953	2,610
Escrow, title-related and other fees	2,381	2,196	2,117
Interest and investment income	363	359	338
Recognized gains and losses, net	(78)	(6)	(9)
Total revenues	8,490	7,702	7,038
Expenses:
Personnel costs	2,983	2,695	2,544
Agent commissions	2,518	2,287	2,008
Other operating expenses	1,353	1,251	1,242
Depreciation and amortization	147	141	154
Provision for title claim losses	262	232	207
Interest expense	—	—	—
Total expenses	7,263	6,606	6,155
Earnings from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$1,227	$1,096	$883
Orders opened by direct title operations (in thousands)	1,411	1,310	1,230
Orders closed by direct title operations (in thousands)	956	879	837
Fee per file by direct title operations (in dollars)	$3,948	$3,742	$3,617
Total revenues for the Title segment increased by $788 million, or 10%, in the year ended December 31, 2025, as compared to 2024. Total revenues for the Title segment increased by $664 million, or 9%, in the year ended December 31, 2024, as compared to 2023. The increase in the year ended December 31, 2025, as compared to 2024 is primarily attributable to increases in both our direct and agency title insurance premiums, increases in escrow, title-related and other fees, and increases in interest and investment income, partially offset by an in increase in non-cash valuation losses on our equity and preferred investment holdings. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to increases in both our direct and agency title insurance premiums, increases in escrow, title-related and other fees, increases in interest and investment income and a decrease in non-cash valuation losses on our equity and preferred investment holdings.

The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Title premiums from direct operations	$2,574	44.2%	$2,200	42.7%	$1,982	43.2%
Title premiums from agency operations	3,250	55.8	2,953	57.3	2,610	56.8
Total title premiums	$5,824	100.0%	$5,153	100.0%	$4,592	100.0%
Title premiums increased by 13% in the year ended December 31, 2025 as compared to 2024. The increase is primarily attributable to an increase in Title premiums from direct operations of $374 million, or 17%, and an increase in Title premiums from agency operations of $297 million, or 10%. Title premiums increased by 12% in the year ended December 31, 2024, as compared to 2023. The increase is primarily attributable to an increase in Title premiums from direct operations of $218 million, or 11%, and an increase in Title premiums from agency operations of $343 million, or 13%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Year Ended December 31,
	2025	2024	2023
Opened title insurance orders from purchase transactions (1)	71.5%	76.1%	78.9%
Opened title insurance orders from refinance transactions (1)	28.5	23.9	21.1
	100.0%	100.0%	100.0%

Closed title insurance orders from purchase transactions (1)	72.2%	77.5%	79.8%
Closed title insurance orders from refinance transactions (1)	27.8	22.5	20.2
	100.0%	100.0%	100.0%
_______________________________________

(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the year ended December 31, 2025 as compared to 2024. The increase is attributable to increases in total closed order volume from both purchase and refinance transactions, and an increase in fee per file. Title premiums from direct operations increased in the year ended December 31, 2024 as compared to 2023. The increase is primarily attributable to increases in total closed order volume from purchase and refinance transactions, and an increase in fee per file. The residential refinance market has considerably lower fees per closed order than commercial or residential purchase transactions.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the year ended December 31, 2025, as compared to 2024. Total closed order volumes were 956,000 in the year ended December 31, 2025, as compared to 879,000 in the year ended December 31, 2024, an overall increase of 9%. Total closed order volumes from refinance transactions, which have a lower fee per file than purchase transactions, were 244,000 in the year ended December 31, 2025, compared to 183,000 in the year ended December 31, 2024, an overall increase of 25%. Total closed order volumes from refinance transactions were 183,000 in the year ended December 31, 2024, compared to 156,000 in the year ended December 31, 2023, an overall increase of 17%.
Total opened title insurance order volumes increased in the year ended December 31, 2025 as compared to 2024. The increase was attributable to increases in opened title orders from both purchase transactions and refinance transactions. Total opened title insurance order volumes increased in the year ended December 31, 2024 as compared to 2023. The increase was attributable to increases in opened title orders from both purchase transactions and refinance transactions.
The average fee per file in our direct operations was $3,948 in the year ended December 31, 2025, compared to $3,742 in the year ended December 31, 2024. The average fee per file in our direct operations was $3,742 in the year ended December 31, 2024, compared to $3,617 in the year ended December 31, 2023. The increase in average fee per file in 2025 and 2024 reflects home price appreciation and a stable commercial market, which more than offset the greater proportion of closed order from refinance transactions in both 2025 and 2024. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.

Title premiums from agency operations increased $297 million, or 10%, in the year ended December 31, 2025 as compared to 2024, and increased $343 million, or 13%, in the year ended December 31, 2024 as compared to 2023. The current trends in the agency business reflect a challenging residential purchase and refinance environment in many markets throughout the country, consistent with trends in the direct business.
Escrow, title-related and other fees increased by $185 million, or 8%, in the year ended December 31, 2025 as compared to 2024, and increased by $79 million, or 4%, in the year ended December 31, 2024 as compared to 2023. Escrow fees, which are more closely related to our direct operations, increased by $91 million, or 11%, in the year ended December 31, 2025, as compared to 2024, and increased $58 million, or 8%, in the year ended December 31, 2024, as compared to 2023. The increases in 2025 and 2024 were relatively consistent with the increase in direct premiums. Other fees in the Title segment, excluding escrow fees, increased by $94 million, or 7%, in the year ended December 31, 2025, as compared to 2024, and increased $21 million, or 2%, in the year ended December 31, 2024, as compared to 2023. The increases in Other fees in 2025 and 2024 were attributable to various immaterial items. The change in both escrow fees and other fees is directionally consistent with the change in title premiums from direct operations in 2025 and 2024.
Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment. Interest and investment income increased $4 million, or 1%, in the year ended December 31, 2025 as compared to 2024, and increased $21 million, or 6%, in the year ended December 31, 2024 as compared to 2023. The increases in 2025 and 2024 were attributable to various immaterial items.
Recognized net losses were $78 million, $6 million, and $9 million in the years ended December 31, 2025, 2024, and 2023, respectively. The variability in recognized gains and losses, net is primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other individually immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $288 million, or 11%, in the year ended December 31, 2025 as compared to 2024, and increased $151 million, or 6% in the year ended December 31, 2024 as compared to 2023. The increase in the year ended December 31, 2025 as compared to 2024 is primarily attributable to increased headcount, elevated health claims and increased variable costs from modest increases in revenue and earnings. The increase in the year ended December 31, 2024 as compared to 2023 is primarily attributable to inflationary salary increases and increased variable costs from modest increases in revenue and earnings. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 60%, 61% and 62% for the years ended December 31, 2025, 2024 and 2023, respectively. Average employee count in the Title segment was 22,248, 21,206, and 21,398 in the years ended December 31, 2025, 2024, and 2023, respectively.
Other operating expenses increased by $102 million, or 8%, in the year ended December 31, 2025 as compared to 2024, and increased $9 million, or 1%, in the year ended December 31, 2024 as compared to 2023. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income and recognized gains and losses were 27%, 28%, and 30% in the years ended December 31, 2025, 2024, and 2023, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
			(Dollars in millions)
Agent premiums	$3,250	100.0%	$2,953	100.0%	$2,610	100.0%
Agent commissions	2,518	77.5	2,287	77.4	2,008	76.9
Net retained agent premiums	$732	22.5%	$666	22.6%	$602	23.1%
The claim loss provision for title insurance was $262 million, $232 million, and $207 million for the years ended December 31, 2025, 2024, and 2023 respectively. The provision reflects a provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.

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
F&G Results of Operations
The results of operations of our F&G segment for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
Revenues	(In millions)
Life insurance premiums and other fees	$2,795	$2,860	$2,413
Interest and investment income	2,837	2,719	2,211
Owned distribution revenues	89	81	—
Recognized gains and (losses), net	10	84	(124)
Total revenues	5,731	5,744	4,500
Benefits and expenses
Benefits and other changes in policy reserves	3,963	3,791	3,553
Market risk benefit losses (gains)	167	(25)	95
Depreciation and amortization	665	569	412
Personnel costs	293	296	232
Other operating expenses	156	203	146
Interest expense	164	132	97
Total benefits and expenses	5,408	4,966	4,535
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$323	$778	$(35)
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Life-contingent pension risk transfer premiums	$2,108	$2,217	$1,964
Traditional life insurance and life-contingent immediate annuity premiums	30	35	43
Surrender charges	253	268	103
Policyholder fees and other income	404	340	303
Life insurance premiums and other fees (a)	$2,795	$2,860	$2,413
(a) Reported net of ceded premiums of $85 million, $94 million, and $105 million and ceded product fees of $60 million, $47 million, and $49 million for the years ended December 31, 2025, 2024, and 2023, respectively

•Life-contingent pension risk transfer premiums were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.

•Surrender charges were modestly lower for the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies, and are subject to changes in the interest rate environment. See “Item 1. Business – The Products We Offer – Withdrawal Option for Deferred Annuities,” in this Annual Report on Form 10-K for additional discussion on surrender charges and MVAs.
•Policyholder fees and other income increased for the years ended December 31, 2025 and 2024, primarily reflecting higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees and increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The increase for the year ended December 31, 2025 also includes a reinsurance true-up adjustment.
Interest and investment income
Below is a summary of interest and investment income for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Fixed maturity securities, available-for-sale	$2,247	$2,181	$1,843
Equity securities	18	21	20
Preferred securities	14	23	41
Mortgage loans	374	273	229
Invested cash and short-term investments	105	161	76
Limited partnerships	302	323	229
Other investments	43	32	27
Gross investment income	3,103	3,014	2,465
Investment expense	(266)	(295)	(254)
Interest and investment income	$2,837	$2,719	$2,211
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $816 million, $636 million and $339 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(45)	$76	$(111)
Change in allowance for expected credit losses	(56)	(34)	(37)
Net realized and unrealized gains (losses) on certain derivatives instruments	250	70	147
Change in fair value of reinsurance related embedded derivatives	(148)	(32)	(128)
Change in fair value of other derivatives and embedded derivatives	9	4	5
Recognized gains and losses, net	$10	$84	$(124)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized losses attributable to these agreements, and thus excluded from the totals in the table above, was $154 million, $30 million and $123 million for the years ended December 31, 2025, 2024, and 2023, respectively.
•For the year ended December 31, 2025, net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
•For the year ended December 31, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option (“FVO”)

gains on our unconsolidated owned distribution investments and mark-to-market gains on our preferred and equity securities.
•For the year ended December 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities, and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by mark-to-market gains on our equity securities and realized gains on other invested assets.
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
•The fair value of the reinsurance-related embedded derivatives in our funds withheld (“FWH”) reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the funds withheld from reinsurance liabilities.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars In millions)
Equity options:
Realized (losses) gains	$(77)	$220	$(216)
Change in unrealized gains (losses)	254	(75)	308
Futures contracts:
Gains on futures contracts expiration	26	24	7
Change in unrealized gains (losses)	6	(6)	2
Foreign currency swaps losses	(9)	—	—
Interest rate swaps gains (losses)	59	(103)	48
Other derivative investments:
(Losses) gains on other derivative investments	(9)	10	(2)
Total net change in fair value	$250	$70	$147

Annual Point-to-Point Change in S&P 500 Index during the periods	16%	23%	24%
Secured Overnight Financing Rates	3.87%	4.49%	5.38%
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

The average index credits to policyholders are as follows:

	Year Ended December 31,
	2025	2024	2023
Average Crediting Rate	4%	4%	1%
S&P 500 Index:
Point-to-point strategy	5%	4%	2%
Monthly average strategy	3%	3%	1%
Monthly point-to-point strategy	2%	5%	—%
3 year high water mark	13%	3%	8%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
PRT agreements	$2,194	$2,310	$2,016
Indexed annuities/IUL market related liability movements	(56)	(221)	588
Index credits, interest credited and bonuses	1,859	1,696	831
Other changes in policy reserves	(34)	6	118
Benefits and other changes in policy reserves (a)	$3,963	$3,791	$3,553
a) Reported net of ceded benefits and other changes in policy reserves of $234 million, $196 million, and $175 million for the years ended December 31, 2025, 2024, and 2023, respectively.
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements for all periods presented are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. The change in risk free rates and non-performance spreads increased (decreased) the indexed annuities market related liability by approximately $138 million, $(203) million, and $106 million during the years ended December 31, 2025, 2024, and 2023, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
•For the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $20 million for the year ended December 31, 2025.
•For the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $89 million.

•For the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a increase in total benefits and other changes in policy reserves of approximately $73 million.
•Index credits, interest credited and bonuses were higher for the years ended December 31, 2025 and 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
Market risk benefit losses (gains)
Below is a summary of market risk benefit losses (gains)

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Market risk benefit losses (gains)	$167	$(25)	$95

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
•Changes in market risk benefit losses (gains) for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.
▪Changes in market risk benefit losses (gains) for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily reflect more favorable market related movements and favorable actual policyholder behavior as compared to expected.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Amortization of DAC, VOBA and DSI	$576	$495	$382
Amortization of other intangible assets and fixed asset depreciation	89	74	30
Depreciation and amortization	$665	$569	$412
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the years ended December 31, 2025 and 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the year ended December 31, 2024, reflecting other actuarial model updates and refinements.
•Amortization of other intangible assets and fixed asset depreciation for the year ended December 31, 2025 and 2024 included amortization of other intangible assets from our majority owned interests in Roar and PALH that were acquired in 2024.
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Personnel costs	$293	$296	$232
Other operating expenses	156	203	146
Total personnel costs and other operating expenses	$449	$499	$378

•Personnel costs and other operating expenses decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.
•Personnel costs and other operating expenses increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflecting costs in line with sales volumes and growth in assets, along with continued investments in our operating platform. The increase for the year ended December 31, 2024 also included $39 million from our majority owned interests in Roar and PALH, $26 million related to the change in fair value of contingent consideration, and $19 million of guaranty fund assessments.
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
Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items.

As of December 31, 2025, and 2024, the fair value of our investment portfolio was approximately $69 billion and $60 billion, respectively, and was divided among the following asset classes and sectors:

	December 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
	(Dollars in millions)
Fixed maturity securities, available for sale:
United States Government full faith and credit	$493	1%	$158	—%
United States Government sponsored entities	196	—	95	—
United States municipalities, states and territories	1,355	2	1,346	2
Foreign Governments	261	—	186	—
Corporate securities:
Finance, insurance and real estate	9,309	14	8,611	14
Manufacturing, construction and mining	1,386	2	1,139	2
Utilities, energy and related sectors	3,681	5	2,971	5
Wholesale/retail trade	3,732	5	3,210	5
Services, media and other	5,142	8	4,547	8
Hybrid securities	609	1	581	1
Non-agency residential mortgage-backed securities	2,649	4	2,693	5
Commercial mortgage-backed securities (a)	5,155	8	5,131	9
Asset-backed securities ("ABS") (a)	7,842	11	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	10,890	16	5,379	9
Total fixed maturity available for sale securities	52,700	77	46,317	77
Equity securities (b)	341	1	415	1
Limited partnerships:
Private equity	2,079	3	1,830	3
Real assets	886	1	437	1
Credit	1,643	2	1,021	2
Limited partnerships	4,608	6	3,288	6
Commercial mortgage loans	3,025	4	2,404	4
Residential mortgage loans	4,424	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,859	4	1,753	3
Short term investments	1,043	2	2,410	4
Total investments	$69,000	100%	$59,503	100%
(a) Balances at December 31, 2025 reflect classifications consistent with NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b) Includes investment grade non-redeemable preferred stocks ($197 million and $222 million at December 31, 2025 and 2024, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at December 31, 2025, and 2024:

		December 31, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$34,360	$32,738	62%	$31,258	$29,174	63%
BBB	2	18,300	17,524	34	16,254	15,082	33
BB	3	1,705	1,660	3	1,591	1,538	3
B	4	495	464	1	375	353	1
CCC	5	127	107	—	100	68	—
CC and lower	6	305	207	—	151	102	—
Total		$55,292	$52,700	100%	$49,729	$46,317	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2025 and 2024:

	December 31, 2025
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO (a)	$10,890	21%
ABS (a)	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%
(a) Balances at December 31, 2025, reflect classifications consistent with the NAIC Principles Bond Definition Project effective January 1, 2025.

	December 31, 2024
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
ABS	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2025
	Amortized Cost	Fair Value
	(In millions)
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$331	$330
Due after one year through five years	4,552	4,586
Due after five years through ten years	5,398	5,394
Due after ten years	18,026	15,658
Subtotal	28,307	25,968
Other securities, which provide for periodic payments
Asset-backed securities	$18,847	$18,732
Commercial mortgage-backed securities	5,298	5,155
Residential mortgage-backed securities	2,840	2,845
Subtotal	26,985	26,732
Total fixed maturity available-for-sale securities	$55,292	$52,700

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $4 million and $48 million as of December 31, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of December 31, 2025 and 2024, approximately 92% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio at December 31, 2025, and 2024. Balances at December 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		December 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
		(Dollars in millions)
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,457	70%	$7,963	78%
BBB	2	2,018	26	1,633	16
BB	3	190	2	445	4
B	4	17	—	183	2
CCC	5	10	—	8	—
CC and lower	6	150	2	38	—
Total		$7,842	100%	$10,270	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio at December 31, 2025, and 2024. Balances at December 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		December 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
		(Dollars in millions)
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,366	67%	$3,411	63%
BBB	2	2,466	23	1,396	26
BB	3	835	8	524	10
B	4	196	2	10	—
CCC	5	—	—	—	—
CC and lower	6	27	—	38	1
Total		$10,890	100%	$5,379	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
General obligation bonds	$221	$186	$247	$205
Special revenue bonds	1,325	1,156	1,329	1,128
Certificate participations	16	13	16	13
Total	$1,562	$1,355	$1,592	$1,346
Across all municipal bonds, the largest issuer represented 4% and 5% respectively, of the category and less than 1% of the total portfolio for both December 31, 2025 and 2024, and is rated NAIC 1 as of December 31, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% of our municipal bond exposure rated NAIC 1 as of December 31, 2025 and 2024, respectively.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2025 and 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and a weighted average LTV ratio of 57% for both periods.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of December 31, 2025 and 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of December 31, 2025 and 2024. See Note D Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans ("RMLs") are primarily closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.
Loans are placed on non-accrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note D Investments to the Consolidated Financial Statements included in this Annual Report for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2025, and 2024, were as follows:

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars In millions)
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored agencies	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars In millions)
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,180 million and $3,837 million as of December 31, 2025 and 2024, respectively. During 2025, most components of the portfolio exhibited price appreciation caused by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $28,037 million and $29,405 million as of December 31, 2025 and 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 81% for services, media and other as of December 31, 2025 and 2024, respectively. In the aggregate, services, media and other represented 26% and 23% of the total unrealized loss position as of December 31, 2025 and 2024, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2025 and 2024, were as follows:

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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
There were 71 and 45 structured securities with a fair value of $237 million and $146 million, respectively, to which we had potential credit exposure as of December 31, 2025 and 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $86 million and $62 million as of December 31, 2025 and 2024, respectively.
Refer to Note D Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the allowance for expected credit loss.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2025, and 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our interest and investment income and investment gains (losses), net, refer to Note D Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2025 and 2024, refer to Note D Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note D Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the Consolidated Balance Sheets.
See Note E Derivative Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our derivatives and our exposure to credit loss on derivatives.

Corporate and Other
The Corporate and Other segment consists of the operations of the parent holding company, our various real estate brokerage businesses and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
The following table presents the results of operations of our Corporate and Other segment for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues:
Escrow, title-related and other fees	$179	$184	$187
Interest and investment income	154	154	123
Recognized gains and losses, net	8	5	(31)
Total revenues	341	343	279
Expenses:
Personnel costs	161	157	132
Other operating expenses	106	104	133
Depreciation and amortization	32	29	27
Interest expense	78	77	77
Total expenses	377	367	369
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(36)	$(24)	$(90)
The revenue in the Corporate and Other segment for all years represents revenue generated by our non-title real estate technology and brokerage subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $2 million, or 1% in the year ended December 31, 2025, as compared to 2024, and increased $64 million, or 23%, in the year ended December 31, 2024, as compared to 2023. The decrease in the year ended December 31, 2025, as compared to 2024 is attributable to various immaterial items. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to a $43 million increase in dividends received from F&G and a $33 million impairment of cost method investments in 2023, partially offset by a $12 million decrease in interest and investment income related to short-term investments and various other immaterial items. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $4 million, or 3%, in the year ended December 31, 2025, as compared to 2024, and increased $25 million, or 19%, in the year ended December 31, 2024, as compared to 2023. The increase in the year ended December 31, 2025, as compared to 2024 is attributable to various immaterial items. The increase in the year ended December 31, 2024, as compared to 2023 is primarily attributable to inflationary pressures on salaries expense and a $13 million increase is stock compensation expense associated with a restricted stock grant to our chairman.
Other operating expenses in the Corporate and Other segment increased $2 million, or 2%, in the year ended December 31, 2025, as compared to 2024, and decreased $29 million, or 22%, in the year ended December 31, 2024, as compared to 2023. The increase in the year ended December 31, 2025 as compared to 2024 is attributable to various immaterial items. The decrease in the year ended December 31, 2024 as compared to 2023 is primarily attributable to a $10 million reduction in expenses related to the 2023 cybersecurity incident, a $9 million reduction in expenses related to the termination of our pension plan and other various immaterial items.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $2.02 per share in 2025, or approximately $546 million to our common shareholders. On February 19, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on March 31, 2026, to FNF common shareholders of record as of March 17, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.

As of December 31, 2025, we had cash and cash equivalents of $2,636 million, short term investments of $1,920 million and available capacity under our Revolving Credit Facility of $800 million and available capacity under the Amended F&G Credit Agreement of $750 million.
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G used a portion of the net proceeds of this offering to redeem the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes. Refer to Note A Business and Summary of Significant Account Policies and Note F Notes Payable to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on the 7.30% F&G Notes. On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share. In connection with the offering, F&G entered into an underwriting agreement, pursuant to which they granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option expired unexercised. F&G is using the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2025, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. We anticipate that our title insurance subsidiaries will pay or make dividends to us in 2026 of approximately $437 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2025, 2024, and 2023 were $5,828 million, $6,815 million, and $6,478 million, respectively. The decrease in cash provided by operating activities of $987 million in 2025 as compared to 2024 is primarily attributable to the decrease in cash inflows from net earnings, decreased cash inflows associated with the change in funds withheld from reinsurers of $518 million and decreased cash inflows associated with the change in future policy benefits of $143 million, partially offset by increased cash inflows from the change in derivative collateral liabilities of $158 million and increased cash inflows associated with the change in other assets and other liabilities of $206 million. The increase in cash provided by operating activities of $337 million in 2024 as compared to 2023 is primarily attributable to the increase in net earnings of $873 million, increased cash inflows associated with the change in future policy benefits of $528 million, increased cash inflows associated with the change in funds withheld from reinsurers of $409 million and net cash inflows associated with the change in income taxes of $83 million in 2024 as compared to net cash outflows of $50 million in 2023, partially offset by reduced net cash inflows associated with the change in derivative collateral liabilities of $319 million and increased net cash outflows associated with the timing of receipts and payments of prepaid assets, payables, and receivables of $268 million.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2025, 2024, and 2023 were $8,934 million, $7,862 million, and $9,090 million, respectively. The increase in cash used in investing activities in 2025 as compared to 2024 of $1,072 million is primarily associated with increased cash outflows for purchases of investment securities of $5,373 million, increased cash outflows for additional investments in unconsolidated affiliates of $1,362 million, partially increased cash inflows from proceeds, sales and calls of investment securities of $2,711 million, increased net proceeds from sales and maturities of short-term investment securities of $2,374 million and reduced cash outflows associated with acquisitions of $524 million. The decrease in cash used in investing activities in 2024 as compared to 2023 of $1,228 million is primarily associated with increased cash inflows from proceeds from sales, calls and maturities of investment securities of $6,399 million, increased cash inflows from distributions received from unconsolidated affiliates of $198 million and decreased investments in unconsolidated affiliates of $165 million, partially offset by increased purchases of investment securities of $3,840 million, increased cash outflows associated with acquisitions of $287 million and net purchases of short-term investment securities of $1,416 million in 2024 as compared to net proceeds from sales and maturities of short-term investment securities of $340 million in 2023.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $147 million, $146 million, and $132 million for the year ended December 31, 2025, 2024, and 2023 respectively.
Financing Cash Flows. Our cash flows provided by financing activities for the years ended December 31, 2025, 2024, and 2023 were $2,263 million, $1,759 million, and $3,093 million, respectively. The increase in cash provided by financing activities of $504 million in 2025 as compared to 2024 is primarily associated with increased cash inflows from contractholder deposits of $1,428 million, repayments under the F&G credit agreement of $365 million in 2024, cash inflows from the offering of F&G common stock of $117 million and net cash inflows associated with the change in secured trust deposits of $180 million in 2025 as compared to net cash outflows of $179 million in 2024, partially offset by increased contractholder withdrawals of $753 million, reduced cash inflows from debt offerings of $675 million and increased purchases of treasury stock of $251 million. The decrease in cash provided by financing activities of $1,334 million in 2024 as compared to 2023 is primarily associated with increased cash outflows from contractholder withdrawals of $3,385 million, cash outflows for the tender offer of $250 million of our 5.50% F&G Notes and increased cash outflows associated with repayments of principal outstanding on our F&G Credit Agreement of $180 million, partially offset by increased cash inflows from contractholder deposits of $2,360 million and increased cash inflows associated with the issuance of our 6.25% F&G Senior Notes of $500 million and the issuance of our 6.50% F&G Senior Notes of $550 million in 2024, as compared to the issuance of our 7.95% F&G Notes of $345 million and the issuance of our 7.40% F&G Notes of $500 million in 2023.
Financing Arrangements. For a description of our financing arrangements see Note F Notes Payable included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 7 of Part II.
Obligations - Contractual and Other.  As of December 31, 2025, our required annual payments relating to contractual and other obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Notes payable principal repayment	$32	$—	$950	$550	$650	$2,270	$4,452
Operating lease payments	130	101	76	52	29	20	408
Annuity and universal life products	7,316	7,900	8,850	7,724	6,881	48,267	86,938
Pension risk transfer annuity payments	843	810	783	755	727	8,936	12,854
Funding agreements (FABN/FHLB)	1,938	1,776	1,710	723	360	—	6,507
Title claim loss estimated payments	265	235	184	152	109	756	1,701
Interest on fixed rate notes payable	136	136	92	78	66	930	1,438
Total	$10,660	$10,958	$12,645	$10,034	$8,822	$61,179	$114,298
As of December 31, 2025, we had title insurance reserves of $1,700 million. The amounts and timing of these obligations are estimated and are not set contractually. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant inherent uncertainty in this payment pattern estimate because of the potential impact of changes in:
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
We sponsor certain frozen pension and other post-retirement benefit plans. See Note T Employee Benefit Plans to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further information.
Capital Stock Transactions. On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024 (the "2021 Repurchase Program"). On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. During the year ended December 31, 2024, we did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program. During the year ended December 31, 2025, we repurchased a total of 4,426,224 FNF common shares for an aggregate amount of $252 million, or an average of $56.80 per share. Subsequent to December 31, 2025 and through market close on February 19, 2026, we repurchased a total of 60,000 shares, for approximately $3 million, or an average of $55.66 under the 2024 Repurchase Program.
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
Off-Balance Sheet Arrangements. In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $16.2 billion and $14.4 billion at December 31, 2025, and 2024, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks.
We have unfunded investment commitments as of December 31, 2025, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. We also have unfunded commitments to consolidated VIEs. Please refer to Note D Investments and Note G Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for additional details on unfunded investment commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2025, and 2024, we had $2,899 million and $2,852 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our consolidated balance sheet. As of December 31, 2025, and 2024, we had assets with a fair value of approximately $4,621 million and $4,289 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our consolidated balance sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2025, and 2024, respectively, $1,185 million and $771 million of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.
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
At December 31, 2025, we had $4,400 million in long-term debt, none of which bears interest at a floating rate. Accordingly, fluctuations in market interest rates will not have a material impact on our resulting interest expense.
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
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. As of December 31, 2025, we held $493 million in marketable equity securities (not including our investments in preferred securities of $436 million and our investments in unconsolidated affiliates of $5,166 million). The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
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
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. For example, our reserve for title claim losses (representing 1.7% of total liabilities at December 31, 2025) is not included in the hypothetical effects.

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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2025 and 2024, are as follows:
 Interest Rate Risk
As of December 31, 2025, an increase (decrease) in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a (decrease) increase in the fair value of our fixed maturity securities and certain of our investments in preferred securities, which are tied to interest rates of $3.2 billion as compared with a (decrease) increase of $2.7 billion at December 31, 2024.
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
Equity Price Risk
As of December 31, 2025, a 10% increase (decrease) in market prices, with all other variables held constant, would result in an increase (decrease) in the fair value of our equity securities portfolio of $49 million, as compared with an increase (decrease) of $64 million at December 31, 2024.
Foreign Currency Exchange Rate Risk
As noted above, we use various derivative instruments to hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.
Interest Rate Risk Related to our F&G Segment
Interest rate risk is the F&G segment's primary market risk exposure. An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $3.1 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.8 billion at December 31, 2025. For comparison, a similar increase in the levels of interest rates of 100 basis points, with all other variables held constant, would have resulted in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.6 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.6 billion at December 31, 2024.
A 100 basis point shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $28 million and $17 million per year as of December 31, 2025 and 2024, respectively. As noted above, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2025, and 2024, is summarized as follows:

	December 31, 2025		December 31, 2024
Duration (years)	Amortized Cost (In millions)	% of Total	Amortized Cost (In millions)	% of Total
0-4	$32,061	56%	$29,363	54%
5-9	12,891	22%	12,526	23%
10-14	11,311	20%	10,448	19%
15-19	1,392	2%	1,862	4%
20-29	69	—%	33	—%
30 and over	26	—%	—	—%
Total	$57,750	100%	$54,232	100%

Equity Price Risk Related to our F&G Segment
Our F&G segment is exposed to equity price risk through certain insurance products. Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. Refer to Note C Fair Value of Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
We are also exposed to equity price risk through certain insurance products. We offer a variety of indexed annuities and IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on indexed annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB liabilities and decrease in the valuation of contractholder funds liabilities associated with such products.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the indexed annuities and IUL equity exposures. The primary way we hedge indexed annuities and IUL equity exposure is to purchase over the counter equity index equity options from broker-dealer derivative counterparties approved by F&G. The second way to hedge indexed annuities and IUL equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables us to reduce the overall hedging costs and achieve a high correlation of returns on the equity options purchased relative to the index credits earned by the indexed annuities/IUL contractholders. The majority of the equity options are one-year options purchased to match the funding requirements underlying the indexed annuities/IUL contracts. These hedge programs are limited to the current policy term of the indexed annuities/IUL contracts. Future returns, which may be reflected in indexed annuities IUL contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of the indexed annuities/IUL contracts, which permit us to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
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
See Note E Derivative Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the years ended December 31, 2025, 2024, and 2023, the annual index credits to policyholders on their anniversaries were $721 million, $725 million, and $203 million, respectively. Proceeds received at expiration of options related to such credits were $705 million, $849 million, and $212 million, respectively.
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
Foreign Currency Exchange Rate Risk
Our F&G segments fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities and an investment in an unconsolidated affiliate. The principal currencies that create foreign currency exchange rate risk in our investment portfolio are the Euro and the British Pound. We use various derivative instruments to hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.
Credit Risk and Counterparty Risk Related to our F&G Segment
Our F&G segment is exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $53 billion at December 31, 2025. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of derivative instruments, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored, and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note E Derivative Financial Instruments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our exposure to credit loss.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2025, and 2024, that would require an increase to the allowance for credit losses.
For information on concentrations of reinsurance risk, refer to Note N F&G Reinsurance in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
For further information on certain risk associated with our business, refer to Note G Commitments and Contingencies in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
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
Concentrations of Financial Instruments Related to our F&G Segment
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations included in Part II - Item 7 of this Annual Report on Form 10-K regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2025, and 2024.
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

Item 8.    Financial Statements and Supplementary Data

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION

Page Number
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID:42)	98
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Jacksonville, FL, Auditor Firm ID: 42)	99
Consolidated Balance Sheets as of December 31, 2025 and 2024	101
Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023	102
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2025, 2024, and 2023	103
Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023	104
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	107
Notes to Consolidated Financial Statements	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fidelity National Financial, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity National Financial, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fidelity National Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fidelity National Financial, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026, expressed an unqualified opinion thereon.

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

Fixed Indexed Annuity Embedded Derivative Liability, Market Risk Benefits, and Future Policy Benefits Liability
Description of the Matter
At December 31, 2025, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $6.5 billion. Certain of the Company’s fixed indexed annuity (FIA) contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices and crediting strategy selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes A (see section on Contractholder Funds), C, and E to the consolidated financial statements. A subset of FIA contracts include certain contract features that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes A (see section on MRBs), C, and W to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $285 million and $903 million, respectively, as of December 31, 2025.
At December 31, 2025, future policy benefits (FPB) liabilities related to traditional life and life-contingent immediate annuity policies (which includes life-contingent pension risk transfer annuities) totaled $10.8 billion. The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and related claim expenses and the amount of net premiums to be collected from policyholders as discussed in Notes A (see section on Future Policy Benefits) and Y to the consolidated financial statements.
Auditing the valuation of the Company’s fixed indexed annuity embedded derivative, MRBs, and life-contingent immediate annuity policies liabilities was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs and valuation of life-contingent immediate annuity policies liabilities. In particular, the fair value of fixed indexed annuity embedded derivative and MRBs was sensitive to the significant assumptions including surrender rates, GMWB utilization, partial withdrawal, and option cost. In addition, mortality and capital market performance scenarios were significant assumptions used in the valuation of MRBs. Mortality is a significant assumption used in the valuation of life-contingent immediate annuity policies liabilities.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities and MRBs and the valuation of life-contingent immediate annuity policies. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.
To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative and MRBs and the valuation of life-contingent immediate annuity policies liabilities, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the valuation with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared as applicable, the significant assumptions noted above to historical experience, observable market data, and management’s estimates of prospective changes in these assumptions. We also performed an independent recalculation of the embedded derivative, MRB, and life-contingent immediate annuity policies liabilities for a sample of policies or cohorts for comparison with the actuarial models used by management.

We have served as the Company's auditor since 2017.

/s/ Ernst & Young LLP

Jacksonville, Florida
February 26, 2026

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2025	December 31, 2024
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of December 31, 2025 and 2024, at an amortized cost of $57,161 and $51,681, respectively, net of allowance for credit losses of $112 and $67, respectively, and includes pledged fixed maturity securities of $446 and $495, respectively, related to secured trust deposits	$54,561	$48,218
Preferred securities, at fair value	436	443
Equity securities, at fair value	493	642
Derivative investments	1,156	794
Mortgage loans, net of allowance for credit losses of $86 and $70 as of December 31, 2025 and 2024, respectively	7,891	5,926
Investments in unconsolidated affiliates (2025 includes $262 related to investments held by consolidated variable interest entities (“VIEs”) and 2025 and 2024 include certain investments at fair value of $270 and $272, respectively)	5,166	3,731
Other long-term investments (2025 includes $248 related to investments held by consolidated VIEs)	1,572	811
Short-term investments (2025 includes $116 related to investments held by consolidated VIEs)	1,920	3,050
Total investments	73,195	63,615
Cash and cash equivalents, as of December 31, 2025 and 2024 includes $261 and $69, respectively, of pledged cash related to secured trust deposits	2,636	3,479
Trade and notes receivables, net of allowance of $31 and $32 as of December 31, 2025 and 2024, respectively	473	471
Reinsurance recoverable, net of allowance for credit losses of $18 and $20 at December 31, 2025 and 2024, respectively	17,551	13,380
Goodwill	5,272	5,271
Prepaid expenses and other assets	2,012	1,938
Market risk benefits assets	285	189
Lease assets	336	351
Other intangible assets, net	6,641	5,976
Title plants	424	420
Property and equipment, net	189	173
Total assets	$109,014	$95,263
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$62,726	$56,404
Future policy benefits	10,755	8,749
Accounts payable and accrued liabilities	3,828	3,249
Market risk benefits liability	903	549
Notes payable	4,400	4,321
Reserve for title claim losses	1,700	1,713
Funds withheld for reinsurance liabilities	14,191	10,758
Secured trust deposits	731	551
Lease liabilities	368	385
Income taxes payable	1	52
Deferred tax liability	439	—
Total liabilities	100,042	86,731
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of December 31, 2025 and 2024, respectively; outstanding of 271 and 275 as of December 31, 2025 and 2024, respectively, and issued of 332 and 331 as of December 31, 2025 and 2024, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,042	5,976
Retained earnings	5,484	5,982
Accumulated other comprehensive earnings	(1,678)	(2,052)
Less: Treasury stock, 61 and 56 shares as of December 31, 2025 and 2024, at cost	(2,424)	(2,152)
Total Fidelity National Financial, Inc. shareholders’ equity	7,424	7,754
Non-controlling interests	1,548	778
Total equity	8,972	8,532
Total liabilities and equity	$109,014	$95,263

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Direct title insurance premiums	$2,574	$2,200	$1,982
Agency title insurance premiums	3,250	2,953	2,610
Escrow, title-related and other fees	5,444	5,321	4,717
Interest and investment income	3,237	3,124	2,607
Recognized gains and losses, net	(60)	83	(164)
Total revenues	14,445	13,681	11,752
Expenses:
Personnel costs	3,437	3,148	2,908
Agent commissions	2,518	2,287	2,008
Other operating expenses	1,615	1,558	1,521
Benefits and other changes in policy reserves	3,963	3,791	3,553
Market risk benefit (gains) losses	167	(25)	95
Depreciation and amortization	844	739	593
Provision for title claim losses	262	232	207
Interest expense	242	209	174
Total expenses	13,048	11,939	11,059
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,397	1,742	693
Income tax expense	753	367	192
Earnings before equity in earnings of unconsolidated affiliates	644	1,375	501
Equity in earnings of unconsolidated affiliates	35	16	17
Net earnings	679	1,391	518
Less: Net earnings attributable to non-controlling interests	77	121	1
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$602	$1,270	$517
Earnings per share
Net earnings per share attributable to FNF common shareholders, basic	$2.22	$4.69	$1.91
Net earnings per share attributable to FNF common shareholders, diluted	$2.21	$4.65	$1.91

Weighted average shares outstanding FNF common stock, basic basis	271	271	270
Weighted average shares outstanding FNF common stock, diluted basis	272	273	271
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,

	2025	2024	2023
Net earnings	$679	$1,391	$518
Other comprehensive earnings:
Unrealized gain (loss) on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (excluding investments in unconsolidated affiliates) (1)	709	(157)	961
Unrealized gain on investments in unconsolidated affiliates (2)	8	32	12
Unrealized gain (loss) on foreign currency translation (3)	18	(22)	6
Reclassification adjustments for unrealized gains and losses included in net earnings (4)	(46)	(8)	126
Changes in current discount rate - future policy benefits (5)	(234)	224	(189)
Changes in instrument-specific credit risk - market risk benefits (6)	(24)	5	(34)
Other comprehensive loss attributable to non-controlling interest (7)	(73)	(7)	(134)
Minimum pension liability adjustment	—	—	3
Tax effects of F&G Distribution	16	—	—
Other comprehensive earnings	374	67	751
Comprehensive earnings	1,053	1,458	1,269
Less: Comprehensive earnings attributable to non-controlling interests	77	121	1
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$976	$1,337	$1,268

(1)Net of income tax expense (benefit) of $171 million, $(43) million, and $238 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Net of income tax expense of $2 million, $9 million, and $3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Net of income tax expense (benefit) of $4 million and $(6) million, and $2 million for the years ended December 31, 2025 and 2024, and 2023, respectively.
(4)Net of income tax (benefit) expense of $(13) million, $(1) million, and $34 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5)Net of income tax (benefit) expense of $(62) million, $59 million, and $(50) million for the years ended December 31, 2025, 2024, and 2023, respectively.
(6)Net of income tax (benefit) expense of $(6) million, $1 million, and $(9) million for the years ended December 31, 2025, 2024, and 2023, respectively.
(7)Net of income tax benefit of $18 million, $3 million, and $35 million for the years ended December 31, 2025, and 2024, and 2023, respectively.

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2023	328	$—	$5,870	$5,225	$(2,870)	55	$(2,109)	$453	$6,569
Exercise of stock options	—	—	15	—	—	—	—	—	15
Purchase of incremental share in consolidated subsidiaries	—	—	(11)	—	—	—	—	(8)	(19)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Treasury stock repurchased	—	—	—	—	—	—	(4)	—	(4)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	961	—	—	—	961
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	12	—	—	—	12
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	6	—	—	—	6
Other comprehensive earnings - minimum pension liability adjustment	—	—	—	—	3	—	—	—	3
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	126	—	—	—	126
Other comprehensive earnings attributable to non-controlling interest	—	—	(2)	—	(134)	—	—	136	—
Stock-based compensation	—	—	55	—	—	—	—	4	59
Dilution from share issuance by consolidated subsidiary	—	—	(13)	—	—	—	—	13	—
Dividends declared	—	—	—	(498)	—	—	—	—	(498)
Shares withheld for taxes and in treasury	—	—	—	—	—	1	(17)	—	(17)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(189)	—	—	—	(189)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(34)	—	—	—	(34)
F&G purchases of treasury stock	—	—	(1)	—	—	—	—	(18)	(19)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(29)	(29)
Net earnings	—	—	—	517	—	—	—	1	518
Balance, December 31, 2023	329	$—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460

See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance January 1, 2024	329	—	$5,913	$5,244	$(2,119)	56	$(2,130)	$552	$7,460
Exercise of stock options	1	—	21	—	—	—	—	—	21
Non-controlling interest associated with current period acquisitions	—	—	—	—	—	—	—	139	139
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(13)	—	—	—	—	(8)	(21)
Other comprehensive earnings — unrealized loss on investments and other financial instruments	—	—	—	—	(157)	—	—	—	(157)
Other comprehensive earnings — unrealized gain on investments in unconsolidated affiliates	—	—	—	—	32	—	—	—	32
Other comprehensive earnings — unrealized loss on foreign currency translation	—	—	—	—	(22)	—	—	—	(22)
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	(8)	—	—	—	(8)
Other comprehensive earnings attributable to non-controlling interest	—	—	(1)	—	(7)	—	—	8	—
Stock-based compensation	—	—	80	—	—	—	—	2	82
Dilution from share issuance by consolidated subsidiary	—	—	(24)	—	—	—	—	24	—
Dividends declared	—	—	—	(532)	—	—	—	—	(532)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(22)	(12)	(34)
Change in current discount rate — liability for future policy benefits	—	—	—	—	224	—	—	—	224
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	5	—	—	—	5
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(48)	(48)
Net earnings	—	—	—	1,270	—	—	—	121	1,391
Balance, December 31, 2024	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(In millions, except per share data)

	Fidelity National Financial, Inc. Common Shareholders
					Accumulated
	FNF				Other
	Common		Additional		Comprehensive	Treasury		Non-
	Stock		Paid-in	Retained	Earnings	Stock		controlling	Total
	Shares	$	Capital	Earnings	(Loss)	Shares	$	Interests	Equity
Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
F&G common stock offering	—	—	8	—	—	—	—	109	117
Treasury stock repurchased	—	—	—	—	—	5	(254)	—	(254)
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Purchase of incremental share in consolidated subsidiaries	—	—	(6)	—	—	—	—	(3)	(9)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	709	—	—	—	709
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	18	—	—	—	18
Reclassification adjustments for unrealized gains and losses included in net earnings	—	—	—	—	(46)	—	—	—	(46)
Stock-based compensation	—	—	83	—	—	—	—	5	88
Dividends declared	—	—	—	(549)	—	—	—	—	(549)
Dilution from share issuance by consolidated subsidiary	—	—	(32)	—	—	—	—	31	(1)
Shares withheld for taxes and in treasury	—	—	—	—	—	—	(18)	(9)	(27)
Noncontrolling interest return of capital	—	—	—	—	—	—	—	(2)	(2)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(234)	—	—	—	(234)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(24)	—	—	—	(24)
Other comprehensive earnings attributable to non-controlling interest	—	—	—	—	(73)	—	—	73	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(62)	(62)
F&G Distribution	—	—	9	(551)	16	—	—	551	25
Net earnings	—	—	—	602	—	—	—	77	679
Balance, December 31, 2025	332	$—	$6,042	$5,484	$(1,678)	61	$(2,424)	$1,548	$8,972
See accompanying Notes to Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,

	2025	2024	2023
Cash Flows From Operating Activities:
Net earnings	$679	$1,391	$518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	844	739	593
Equity in earnings of unconsolidated affiliates	(35)	(16)	(17)
Loss (gain) on sales of investments and other assets and asset impairments, net	215	(339)	542
Interest credited/index credits to contractholder account balances	202	1,327	1,409
Change in market risk benefits, net	167	(25)	95
Deferred policy acquisition costs and deferred sales inducements	(1,286)	(1,419)	(1,084)
Charges assessed to contractholders for mortality and administration	(330)	(291)	(255)
Non-cash lease costs	131	132	136
Operating lease payments	(136)	(147)	(153)
Distributions from unconsolidated affiliates, return on investment	196	127	122
Stock-based compensation cost	88	82	60
Change in NAV of limited partnerships, net	(349)	(350)	(220)
Change in valuation of derivatives, equity and preferred securities, net	(160)	189	(388)
Change in derivative collateral liability, net	249	91	410
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(1)	(13)	78
Change in future policy benefits	1,710	1,853	1,325
Change in funds withheld from reinsurers	3,277	3,795	3,386
Net (increase) decrease in trade receivables	(14)	(43)	37
Net decrease in reserve for title claim losses	(12)	(57)	(40)
Net change in income taxes	481	83	(50)
Net change in other assets and other liabilities	(88)	(294)	(26)
Net cash provided by operating activities	5,828	6,815	6,478
Cash Flows From Investing Activities:
Proceeds from sales, calls and maturities of investment securities	14,985	12,274	5,875
Fundings of notes receivable	(16)	(21)	(19)
Additions to property and equipment and capitalized software	(147)	(146)	(132)
Purchases of investment securities	(23,198)	(17,825)	(13,985)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	1,298	(1,076)	340
Other acquisitions/disposals, net of cash acquired	(62)	(586)	(299)
Additional investments in unconsolidated affiliates	(2,493)	(1,131)	(1,296)
Distributions from unconsolidated affiliates, return of investment	694	621	423
Net other investing activities	5	28	3
Net cash used in investing activities	(8,934)	(7,862)	(9,090)

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
	For the Year Ended December 31,

Cash Flows From Financing Activities:	2025	2024	2023
Borrowings	10	18	6
Debt offering	375	1,050	845
F&G Credit Agreement repayments, net	—	(365)	(185)
Debt costs/equity issuance additions	(11)	(20)	(16)
Debt service payments	(300)	(250)	—
Dividends paid	(546)	(532)	(500)
Subsidiary dividends paid to non-controlling interest shareholders	(62)	(49)	(32)
Exercise of stock options	4	21	15
Net change in secured trust deposits	180	(179)	(132)
Purchase of additional share in consolidated subsidiaries	(11)	(21)	(19)
Payment of contingent consideration for prior period acquisitions	(27)	(17)	(10)
Payment for shares withheld for taxes on share-based compensation	(27)	(34)	(17)
Contractholder account deposits	11,575	10,147	7,787
Contractholder account withdrawals	(8,763)	(8,010)	(4,625)
F&G Equity Offering	117	—	—
F&G repurchases of F&G stock	—	—	(18)
Purchases of treasury stock	(251)	—	(6)
Net cash provided by financing activities	2,263	1,759	3,093
Net (decrease) increase in cash and cash equivalents	(843)	712	481
Cash and cash equivalents at beginning of period	3,479	2,767	2,286
Cash and cash equivalents at end of period	$2,636	$3,479	$2,767
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
Description of the Business
We are a leading provider of (i) title insurance, escrow and other title-related services, including trust activities, trustee sales guarantees, recordings and reconveyances and home warranty products; (ii) technology and transaction services to the real estate and mortgage industries; and (iii) annuity and life insurance products. FNF is one of the nation’s largest title insurance companies operating through its title insurance underwriters - Fidelity National Title Insurance Company ("FNTIC"), Chicago Title Insurance Company ("Chicago Title"), Commonwealth Land Title Insurance Company ("Commonwealth Title"), Alamo Title Insurance and National Title Insurance of New York Inc. - which collectively issue more title insurance policies than any other title company in the United States. Through our subsidiary, ServiceLink Holdings, LLC ("ServiceLink"), we provide mortgage transaction services, including title-related services and facilitation of production and management of mortgage loans. We are also a leading provider of insurance solutions serving retail annuity and life customers and institutional clients through our majority owned subsidiary, F&G Annuities & Life ("F&G").
For information about our reporting segments refer to Note J Segment Information.
Recent Developments
F&G Life Re Ltd. (“F&G Life Re”)
On February 19, 2026, F&G announced the expected sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”). The transaction is expected to be completed on March 1, 2026, subject to satisfaction or waiver of customary closing conditions.
2025 F&G Distribution
On December 31, 2025, we completed our previously announced pro rata distribution of approximately 16 million shares of common stock of F&G owned by FNF, representing approximately 12% of the outstanding shares of F&G's common stock, to all of FNF's shareholders of record as of 4:30 p.m. ET on December 17, 2025 (the "2025 F&G Distribution"). FNF's shareholders received six shares of F&G's common stock for every 100 shares of FNF's common stock.
No fractional shares of F&G's common stock were distributed. Instead, FNF's shareholders received cash in lieu of any fraction of a share of F&G's common stock that they otherwise would have received. The 2025 F&G Distribution is structured as a taxable dividend to FNF shareholders for U.S. federal income tax purposes. Immediately following the 2025 F&G Distribution, FNF owned approximately 70% of the common stock of F&G.
F&G Common Stock Issuance
On March 24, 2025, F&G completed a public offering of 8,000,000 shares of F&G common stock, par value $0.001 per share. In connection with the offering, F&G entered into an underwriting agreement, pursuant to which they granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of F&G common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option expired unexercised. F&G is used the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.
Redemption of 5.50% F&G Senior Notes
On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the "5.50% F&G Senior Notes"). The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date.
7.30% F&G Junior Notes
On January 13, 2025, F&G completed its public offering of its 7.30% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the "7.30% F&G Notes"). F&G used a portion of the net proceeds of this offering to redeem the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes. F&G used the remaining net proceeds for general corporate purposes. The 7.30% F&G Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities (VIEs) for which we are the primary beneficiary. All intercompany profits, transactions, and balances have been eliminated. Non-controlling interests recorded on the Consolidated Statements of Earnings represent the portion of a majority-owned subsidiary's net earnings or loss that is owned by non-controlling shareholders of the subsidiary. Non-controlling interests recorded on the Consolidated Balance Sheets represent the portion of equity in a consolidated subsidiary owned by non-controlling shareholders.
We are involved in certain entities that are considered variable interest entities (“VIEs”) as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We consolidate VIEs for which we are the primary beneficiary and account for all other VIEs as unconsolidated VIEs. We assess our relationships with VIEs to evaluate if we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. See Note D Investments for additional information on our investments in VIEs.
Investments
Fixed Maturity Securities
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and (losses), net in the accompanying Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and (losses), net. For details on our policy around allowance for expected credit losses on AFS securities, refer to Note D Investments.
Equity Securities
Preferred and common equity securities held are carried at fair value as of the balance sheet dates. Changes in fair value and realized gains and losses on sales of our preferred and common equity securities are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. Realized gains and losses on sales of our preferred and common equity securities are determined on the specific identification basis and are credited or charged to earnings on a trade date basis unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the Consolidated Statements of Earnings.
Derivative Financial Instruments
Freestanding Derivatives
In our F&G segment, we economically hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily equity options and, to a lesser degree, futures contracts). We also utilize certain interest rate swaps, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, and foreign currency swaps, to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments. All such derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. The changes in fair value of derivatives not designated to hedge relationships are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. The change in the fair value of these derivative instruments is included in operating activities in the Consolidated Statements of Cash Flows.

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
When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are reported in the same line on the Consolidated Statements of Earnings that is used to report the earnings effect of the hedged item.
When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are recorded in AOCI until earnings are affected by the variability of cash flows being hedged. At the time the variability of cash flows being hedged impacts net earnings, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net earnings in the same line item on the Consolidated Statements of Earnings that is used to report the earnings effect of the hedged item.
Any portion of the change in fair value of a derivative designated to a fair value or cash flow hedge relationship that is excluded from the assessment of effectiveness will be recorded in AOCI and amortized into earnings over the life of the remaining term of the hedge relationship.
To qualify for hedge accounting, at hedge inception we formally document our risk management objective and strategy for entering into hedging relationships, as well as the designation of the hedge. In our hedge documentation, we explain how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will be used to test for hedge effectiveness on both a prospective and retrospective basis. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and at least quarterly throughout the life of the hedging relationship.
We prospectively discontinue hedge accounting when (1) the criteria to qualify for hedge accounting is no longer met; (2) the derivative expires, is sold, terminated, or is exercised; or (3) we de-designate the derivative from being the hedging instrument for a fair value or cash flow hedge.
If a fair value or cash flow hedge is discontinued, the derivative will continue to be carried at fair value on the Consolidated Balance Sheets, with changes in fair value recognized prospectively in Recognized gains and losses in the Consolidated Statements of Earnings.
For discontinued fair value hedges, the hedged item will no longer be adjusted for changes in the hedged risk and any existing basis adjustment will be amortized into the Consolidated Statements of Earnings within the same line item that is used to report other earnings effects of the hedged item. Any amounts remaining in AOCI associated with a component of the change in derivative fair value excluded from the assessment of effectiveness will be amortized into earnings in a manner consistent with how any basis adjustment associated with the hedged item would be amortized.
The component of AOCI related to discontinued cash flow hedges where it is probable the hedged forecasted transaction will not occur, will be immediately reclassified from AOCI into earnings. In all other cases any amounts remaining in AOCI will be amortized into earnings consistent with the earnings impacts expected from the original hedged cash flows.
Embedded Derivatives
We purchase financial instruments and enter into agreements that may contain embedded derivatives. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. For further information, refer to Note E Derivative Financial Instruments.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note D Investments.
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
Investments in Unconsolidated Affiliates
In our F&G segment, we account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships, including those held by consolidated VIEs), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value ("NAV") in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Our pro rata share of NAV adjustments are reported in Interest and investment income and realized gains and losses on sales are reported in Recognized gains and losses, net in the Consolidated Statements of Earnings. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. Management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter NAV adjustments and investment income.
For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment and realized gains and losses on sales are reported in Recognized gains and losses, net in the Consolidated Statements of Earnings. Distributions received from investments measured using the fair value option are reported within Interest and investment income in the Consolidated Statements of Earnings.
For descriptions of the fair value methodologies used for our investments, refer to Note C Fair Value of Financial Instruments.
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
Premium revenues from agency title operations are recognized when the underlying title order and transaction closing, if applicable, are complete and reported to us. Premium revenues from agency operations and related commissions include an accrual based on estimated historical transaction volume data for policies that have closed in a particular period in which premiums have not yet been reported to us. Historically, the time lag between the closing of these transactions by our agents and the reporting of these policies, or premiums, to us has been up to 15 months, with 48% - 75% reported within three months following closing, an additional 24% - 48% reported within the next three months, and the remainder within seven to fifteen months. In addition to accruing these earned but unreported agency premiums, we also accrue agent commission expense, which was 77.5% of agent premiums earned in 2025, 77.4% of agent premiums earned in 2024, and 76.9% of agent premiums earned in 2023. The amount due from our agents relating to this accrual, i.e., the agent premium less their contractual retained commission, was approximately $42 million and $40 million as of December 31, 2025 and 2024, respectively. Due to the offsetting effects of reversing prior period accruals, the impact of this accrual to our recorded Agency title insurance premiums, Agent commissions, and net earnings in any given period is not considered material.
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
We complete annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2025, 2024, and 2023, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.

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
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business inforce at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts that are deferred as they are incurred. When insurance contracts are reinsured and reinsurance accounting is applied, acquisition cost reimbursements from reinsurers are recorded as a reduction to DAC. Indirect or unsuccessful acquisition costs, maintenance, product development, and overhead expenses are charged to expense as incurred and are offset by maintenance expense reimbursements within a reinsurance arrangement, when reinsurance accounting is applied to the respective arrangement DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances. COR represents net cash flows on reinsurance coverage to ensure no gain or loss is recognized at inception.
VOBA, DAC, DSI, and COR are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type, feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC, DSI, and COR varies by product type. For universal life and indexed universal life (“IUL”) insurance products, the constant level basis used is face amount inforce. For deferred annuities (indexed annuities and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA and ceded initial premium for COR. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
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
We review VOBA, DSI and other intangible assets for impairment annually or when events or circumstances occur that indicate a potential change in the underlying basis. For further information, refer to Note L Intangibles for details of impairment expense.
Title Plants
Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life, if maintained. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of title plants unless the carrying value of the title plant is diminished or impaired. Title plants are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We reviewed title plants for impairment for the years ended December 31, 2025, 2024, and 2023 and did not record any impairment expense in the years ended December 31, 2025 and 2023. We recorded $2 million of impairment expense related to title plants in the year ended December 31, 2024.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and three to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We did not record any impairment expense related to property and equipment in the years ended December 31, 2025, 2024, and 2023.
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
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. MRBs can either be in an asset or liability position and are presented separately on the Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value, net, are recognized in Market risk benefit (gains) losses in the Consolidated

Statements of Earnings, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the Consolidated Statements of Comprehensive Earnings. See descriptions of the fair value methodology used in Note C Fair Value of Financial Instruments and Note W Market Risk Benefits.
Reserve for Title Claim Losses
Our reserve for title claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved based on our review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims, which are incurred but not reported are established at the time premium revenue is recognized based on historical loss experience and also take into consideration other factors, including industry trends, claim loss history, current legal environment, geographic considerations, and the type of policy written.
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
Secured Trust Deposits
In the state of Illinois, a trust company is permitted to commingle and invest customers’ assets with its own assets, pending completion of real estate transactions. Accordingly, our Consolidated Balance Sheets reflect a secured trust deposit liability of $731 million and $551 million at December 31, 2025 and 2024, respectively, representing customers’ assets held by us and corresponding assets including cash and investments pledged as security for those trust balances.
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
Reinsurance
Title
In our Title segment, in a limited number of situations, we limit our maximum loss exposure by reinsuring certain risks with other title insurers. We also earn a small amount of additional income, which is reflected in our direct premiums, by assuming reinsurance for certain risks of other title insurers. We cede a portion of certain policy and other liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees, and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.
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
Funds Withheld Arrangements
F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our Consolidated Balance Sheets. All assets within the Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in this Note A Business and Summary of Significant Accounting Policies. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and losses, net, on the Consolidated Statements of Earnings.
See Note N F&G Reinsurance for more details over F&G's reinsurance agreements.
Revenue Recognition
Refer to Note K Revenue Recognition for a description of our accounting for our various revenue streams.
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
With the exception of reinsured MRBs discussed above, changes in the Reinsurance recoverable balance that need to be reflected in earnings are included within Benefits and other changes in policy reserves on the Consolidated Statements of Earnings. For reinsurance arrangements that apply reinsurance accounting, this primarily relates to changes in the reserve balance ceded. For reinsurance arrangements that apply deposit accounting, this primarily relates to accretion of the deposit asset balance.
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
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding for the years ended December 31, 2025 and 2024.
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
Changes in the balance of Other comprehensive earnings (loss) for the years ended December 31, 2025, 2024, and 2023, by component are as follows:

	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument-specific credit risk - market risk benefits	Other	Total Accumulated Other Comprehensive Earnings (Loss)
	(In millions)
Balance January 1, 2023	$(3,583)	$763	$(48)	$(2)	$(2,870)
Reclassification adjustments	137	—	—	(11)	126
Other comprehensive earnings	961	(189)	(34)	21	759
Non-controlling interest	(170)	31	6	(1)	(134)
Balance December 31, 2023	(2,655)	605	(76)	7	(2,119)
Reclassification adjustments	3	—	—	(11)	(8)
Other comprehensive earnings	(157)	224	5	10	82
Non-controlling interest	14	(21)	—	—	(7)
Balance December 31, 2024	(2,795)	808	(71)	6	(2,052)
Reclassification adjustments	12	—	—	(58)	(46)
Other comprehensive earnings	711	(235)	(24)	25	477
F&G Distribution	16	—	—	—	16
Non-controlling interest	(116)	40	4	(1)	(73)
Balance December 31, 2025	$(2,172)	$613	$(91)	$(28)	$(1,678)
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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits and product guarantees. During the third quarter and for the years ended December 31, 2025 and 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $20 million and $89 million for the years ended December 31, 2025 and 2024, respectively.
During the third quarter and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions to calculate the fair value of the embedded derivative component within the contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
Reclassifications
Prior period amounts have been reclassified to conform with the current period presentation. Refer to “Funds Withheld Arrangements” above for further information.
Owned Distribution Investments
For the years ended December 31, 2025, 2024, and 2023, we expensed approximately $55 million, $119 million, and $154 million in commissions on sales through our funded owned distribution investments and their affiliates, respectively, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying Consolidated Statements of Earnings.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Beginning balance	$1,713	$1,770	$1,810
Change in insurance recoverable	(6)	(10)	15
Claim loss provision related to:
Current year	262	232	207
Prior years	—	—	—
Total title claim loss provision	262	232	207
Claims paid, net of recoupments related to:
Current year	(21)	(25)	(22)
Prior years	(248)	(254)	(240)
Total title claims paid, net of recoupments	(269)	(279)	(262)
Ending balance of claim loss reserve for title insurance	$1,700	$1,713	$1,770
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%	4.5%
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
Level 1 – Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads, and yield curves.
Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
Net Asset Value ("NAV") – Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior period financial statements to ensure any material events are properly included in current period valuation and investment income.
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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,636	$—	$—	$—	$2,636
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,644	10,094	—	18,738
Commercial mortgage-backed securities	—	5,200	—	—	5,200
Corporates	40	21,263	3,145	—	24,448
Hybrids	36	558	15	—	609
Municipals	—	1,390	3	—	1,393
Residential mortgage-backed securities	—	2,848	3	—	2,851
U.S. Government	938	15	—	—	953
Foreign Governments	107	238	23	—	368
Equity securities:
Preferred equity securities	174	254	8	—	436
Common equity securities	441	—	17	35	493
Derivative investments	—	1,156	—	—	1,156
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	1,764	82	74	—	1,920
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
Other assets	—	—	129	—	129
Total financial assets at fair value	$6,136	$41,896	$14,530	$35	$62,597
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Equity options	1	—	—	—	1
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$1	$78	$7,526	$—	$7,605
(a) Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note D - Investments for further details.

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,479	$—	$—	$—	$3,479
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,513	8,143	—	15,656
Commercial mortgage-backed securities	—	5,182	—	—	5,182
Corporates	41	18,698	2,957	—	21,696
Hybrids	35	546	—	—	581
Municipals	—	1,386	—	—	1,386
Residential mortgage-backed securities	—	2,793	3	—	2,796
U.S. Government	631	6	—	—	637
Foreign Governments	—	280	4	—	284
Equity securities:
Preferred equity securities	189	246	8	—	443
Common equity securities	575	—	10	57	642
Derivative investments	—	791	3	—	794
Investments in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,995	18	37	—	3,050
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	98	—	98
Loan receivable, included in Prepaid expenses and other asset	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Other assets	—	—	65	—	65
Total financial assets at fair value	$7,945	$37,459	$11,832	$57	$57,293
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$1	$(99)	$5,843	$—	$5,745
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2025 or 2024.
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
The fair value of the reinsurance-related embedded derivatives in our funds withheld reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets or is obtained from models using substantially all market observable inputs (Level 2), and therefore the fair value of the embedded derivatives are based on market-observable inputs and are classified as Level 2.

The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2025 and 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A Business and Summary of Significant Accounting Policies regarding certain assumption updates.
Investments in Unconsolidated affiliates
We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.
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
Other long-term Investments
We have elected the fair value option (“FVO”) for certain loans held by consolidated VIEs to better align measurement with the economic characteristics of the underlying structures and to reduce accounting mismatches that would otherwise result from measuring the assets and liabilities using different attributes. We have also elected to apply the collateralized financing entity guidance in ASC 810 to measure both the financial assets and the financial liabilities of the VIE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. We believe that the value of the debt securities, that trade in the secondary market, are more observable than the pricing of the individual loans and will use the fair value of the debt securities issued by the VIE as a practical expedient in determining the fair value of the loans. Based on the market-observable inputs of the debt securities, the fair value of the loans are included in Level 2.
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
Contingent Consideration
We have recorded contingent consideration pursuant to the terms of the purchase agreement for the acquisition of Roar. The contingent consideration is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. This contingent consideration is included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data. See further discussion on the contingent consideration in Note G Commitments and Contingencies.
Market Risk Benefits ("MRBs")
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options, and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. See further discussion on MRBs in Note W Market Risk Benefits.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2025 and 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2025
	(in millions)			December 31, 2025
Assets
Asset-backed securities	$92	Third-Party Valuation	Discount Rate	4.36% - 7.15% (5.80%)
Corporates	8	Discounted Cash Flow	Discount Rate	5.50% - 100.00% (98.73%)
Corporates	661	Third-Party Valuation	Discount Rate	3.45% - 8.68% (5.84%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.41%-5.41% (5.41%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.73% - 5.73% (5.73%)
Municipals	3	Third-Party Valuation	Discount Rate	4.94% - 4.94% (4.94%)
Investments in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.4x - 15.5x (12.10x)
Equity securities:
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Common equity securities	12	Discounted Cash Flow	Discount rate	8.10% - 14.00% (14.29%)
		Market Comparable Company Analysis	EBITDA multiple	4.8x - 6.7x (5.5x)
MSRs	129	Discounted Cash Flow	Discount Rate	6.38% - 10.69% (8.00%)
			Conditional Prepayment Rate	5.85% -13.65% (7.77%)
Other long-term investments:
Available-for-sale embedded derivative	41	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	Discounted Cash Flow	Market Value of Option	0.00% - 31.77% (2.74%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.33%)
			Partial Withdrawals	2.00% - 6.50% (2.22%)
			Non-Performance Spread	0.53% - 1.15% (0.90%)
			Option Cost	1.39% - 5.30% (1.98%)
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.35% - 6.35% (6.35%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	285	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rates	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% - 75.00% (63.03%)
Total financial assets at fair value (a)	$1,933
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,542	Discounted Cash Flow	Market Value of Option	0.00% - 40.13% (3.84%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.68%)
			Partial Withdrawals	2.00% - 35.71% (2.69%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)

			Option Cost	0.50% - 6.09% (2.78%)
Contingent consideration	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50% (11.50%)
			EBITDA Volatility	35% - 35% (35%)
			Counterparty Discount Rate	6.30% - 6.30% (6.30%)
Market risk benefits liability	903	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rates	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% - 75.00% (63.03%)
Total financial liabilities at fair value	$7,517
(a) Assets of $12,597 million and liabilities of $9 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2024
	(In millions)			December 31, 2024
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15% (6.33%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Corporates	7	Discounted Cash Flow	Discount Rate	13.33% - 100.00% (96.45%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Investments in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6x)
Equity securities:
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% -100.00% (100.00%)
Common equity securities	4	Discounted Cash Flow	Discount rate	4.80% - 14.10% (9.40%)
		Market Comparable Company Analysis	EBITDA multiple	5.8x - 7.5x (7.0x)
Other assets	65	Discounted Cash Flow	Discount Rate	10.60% - 12.00% (11.30%)
			Conditional Prepayment Rate	6.24% - 11.99% (9.12%)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	Discounted Cash Flow	Market Value of Option	0.35% - 2.53% (1.39%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.24%)
			Partial Withdrawals	2.00% - 5.00% (2.13%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	1.40% - 1.40% (1.40%)
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% -35.00% (35.00%)
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)

			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial assets at fair value (a)	$1,531
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.68%)
Contingent consideration	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% 2.48%
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a) Assets of $10,301 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024, respectively. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2025
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(5)	$80	$3,688	$(433)	$(1,228)	$(151)	$10,094	$73
Commercial mortgage-backed securities	—	—	—	46	—	—	(46)	—	—
Corporates	2,957	(12)	72	1,490	(889)	(407)	(66)	3,145	73
Hybrids	—	—	—	15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	(2)	—	23	1
Equity securities:
Preferred equity securities	8	(1)	1	—	—	—	—	8	—
Common equity securities	10	2	—	5	—	—	—	17	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investments in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other assets	65	(4)	—	85	(17)	—	—	129	—
Short-term investments	37	—	—	75	—	(38)	—	74	—
Other long-term assets:
Available-for-sale embedded derivative	32	—	9	—	—	—	—	41	9
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	48	—	256	—	(3)	—	399	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	13	—	—	—	24	—
Subtotal Level 3 assets at fair value	$11,643	$24	$162	$5,699	$(1,339)	$(1,679)	$(265)	$14,245	$154
Market risk benefits asset (c)	189							285
Total Level 3 assets at fair value	$11,832							$14,530
Liabilities
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	$450	$—	$1,357	$—	$(485)	$—	$6,542	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	9	—	—	—	—	—	9	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal Level 3 liabilities at fair value	$5,294	$469	$—	$1,357	$—	$(497)	$—	$6,623	$—
Market Risk benefits liability (c)	549							903
Total Level 3 liabilities at fair value	$5,843							$7,526
(a)The net transfers out of Level 3 during the year ended December 31, 2025 were exclusively to Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note G Commitments and Contingencies for further details.

(c)Refer to Note W Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Year ended December 31, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$19	$128	$5,104	$(2,825)	$(1,210)	$(195)	$8,143	$130
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,979	(3)	81	1,148	(100)	(139)	(9)	2,957	80
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	(1)	—	—	(11)	—	4	(1)
Preferred securities	8	—	—	—	—	—	—	8	—
Equity securities	15	(5)	—	—	—	—	—	10	—
Derivative investments	57	(50)	3	—	—	—	(7)	3	1
Investments in unconsolidated affiliates	285	79	—	—	—	—	(92)	272	—
Other assets	—	—	—	65	—	—	—	65	—
Short-term investments	—	—	—	236	(190)	(9)	—	37	—
Other long-term assets:
Available-for-sale embedded derivative	27	—	5	—	—	—	—	32	5
Credit linked note	10	1	—	—	—	(11)	—	—	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	20	(2)	—	81	—	(1)	—	98	—
Prepaid expenses and other assets:
Loan receivable (b)	—	—	—	11	—	—	—	11	—
Subtotal Level 3 assets at fair value	$9,609	$39	$217	$6,704	$(3,165)	$(1,381)	$(380)	$11,643	$216
Market risk benefits asset (c)	88							189
Total Level 3 assets at fair value	$9,697							$11,832
Liabilities
Indexed annuities embedded derivatives, included in Contractholder funds	$4,258	$45	$—	$1,351	$—	$(434)	$—	$5,220	$—
Interest rate swaps	—	28	—	—	—	—	(28)	—	—
Contingent consideration, included in Accounts payable and accrued liabilities	—	26	—	48	—	—	—	74	—
Subtotal Total liabilities at Level 3 fair value	$4,258	$99	$—	$1,399	$—	$(434)	$(28)	$5,294	$—
Market risk benefits liability (c)	403							549
Total Level 3 liabilities at fair value	$4,661							$5,843
(a) The net transfers out of Level 3 during the year ended December 31, 2024 were exclusively to Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note G Commitments and Contingencies for further details.
(c) Refer to Note W Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

Fair Value Option

F&G has elected the FVO for certain investments held by consolidated VIEs, including certain loans reported in other long term investments. See Note D Investments for additional information on our investments in VIEs. As discussed above, we have also elected the FVO for certain other investments in unconsolidated affiliates and for a loan receivable.

The following table presents information regarding the assets for which the fair value option was elected.

	December 31,
	2025	2024
Assets
Investments in unconsolidated affiliates	$270	$272
Other loans, within other long-term investments (a)
Fair Value	$248	$—
Aggregate unpaid principal	250	—
Loan receivable, within prepaid expenses and other assets (a)
Fair Value	$24	$11
Aggregate unpaid principal	24	11
(a) No loans are 90 days or more past due or on nonaccrual status

The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected which are reported within Recognized gains and losses, net on the Consolidated Statements of Earnings.

	December 31,
	2025	2024
Investments in unconsolidated affiliates	(2)	79

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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is determined using NAV as a practical expedient and are included in the NAV column in the table below. In our Title segment, Investments in unconsolidated affiliates are accounted for under the equity method of accounting. In our Title segment, Investments in unconsolidated affiliates were $288 million and $166 million as of December 31, 2025 and 2024, respectively.
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
Other
Federal Home Loan Bank of Atlanta ("FHLB") common stock, Accounts receivable, and Notes receivable are carried at cost, which approximates fair value. The carrying amount of FHLB common stock represents the value it can be sold back to the FHLB and is classified as Level 2 within the hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates are comparable to those at which we could currently borrow under similar terms. As of December 31, 2025 and 2024, there were no outstanding balance on the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2025
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Other invested assets	18	—	—	75	93	93
Company-owned life insurance	—	—	887	—	887	887
Trade and notes receivables, net of allowance	—	—	473	—	473	473
Total	$18	$155	$8,956	$4,683	$13,812	$14,254

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Debt	—	4,204	—	—	4,204	4,400
Total	$—	$4,204	$51,027	$—	$55,231	$60,584

	December 31, 2024
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Other invested assets	42	—	—	48	90	90
Company-owned life insurance	—	—	431	—	431	431
Trade and notes receivables, net of allowance	—	—	471	—	471	471
Total	$42	$153	$6,331	$3,336	$9,862	$10,468

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Debt	—	3,781	—	—	3,781	4,321
Total	$—	$3,781	$46,339	$—	$50,120	$55,505

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
F&G's investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note N F&G Reinsurance, for more information on the funds withheld agreements. The Company's consolidated AFS investments are summarized as follows:

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities	(In millions)
Asset-backed securities	$18,853	$(25)	$166	$(256)	$18,738
Commercial mortgage-backed securities	5,341	(61)	58	(139)	5,199
Corporates	26,538	(25)	302	(2,368)	24,447
Hybrids	625	—	6	(22)	609
Municipals	1,604	—	4	(215)	1,393
Residential mortgage-backed securities	2,846	(1)	76	(70)	2,851
U.S. Government	954	—	5	(3)	956
Foreign Governments	400	—	5	(37)	368
Total AFS securities	$57,161	$(112)	$622	$(3,110)	$54,561

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities	(In millions)
Asset-backed securities	$15,784	$(13)	$202	$(317)	$15,656
Commercial mortgage-backed securities	5,379	(49)	53	(201)	5,182
Corporates	24,425	(5)	108	(2,832)	21,696
Hybrids	604	—	6	(29)	581
Municipals	1,638	—	3	(255)	1,386
Residential mortgage-backed securities	2,869	—	32	(105)	2,796
U.S. Government	645	—	2	(10)	637
Foreign Governments	337	—	—	(53)	284
Total AFS securities	$51,681	$(67)	$406	$(3,802)	$48,218
Securities held on deposit with various state regulatory authorities had a fair value of $155 million and $997 million at December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company held $54 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of December 31, 2025 and 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans", was $542 million and $476 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to the Company for general purposes. The collateral investments had a fair value of $4,621 million and $4,289 million as of December 31, 2025 and 2024, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2025		December 31, 2024
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$623	$619	$961	$955
Due after one year through five years	5,597	5,626	4,616	4,544
Due after five years through ten years	5,811	5,812	5,311	5,126
Due after ten years	18,090	15,716	16,761	13,959
Subtotal	30,121	27,773	27,649	24,584
Other securities, which provide for periodic payments:
Asset-backed securities	18,853	18,738	15,784	15,656
Commercial mortgage-backed securities	5,341	5,199	5,379	5,182
Residential mortgage-backed securities	2,846	2,851	2,869	2,796
Subtotal	27,040	26,788	24,032	23,634
Total fixed maturity AFS securities	$57,161	$54,561	$51,681	$48,218
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
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI. As of December 31, 2025 and 2024, our allowance for expected credit losses for AFS securities was $112 million and $67 million, respectively.
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities	(Dollars in millions)
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	542	(11)	1,051	(106)	1,593	(117)
Corporates	3,419	(55)	10,097	(2,312)	13,516	(2,367)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,050	(212)	1,251	(215)
Residential mortgage-backed securities	208	(2)	390	(67)	598	(69)
U.S. Government	353	(1)	84	(2)	437	(3)
Foreign Government	60	—	148	(37)	208	(37)
Total AFS securities	$9,600	$(103)	$15,352	$(2,966)	$24,952	$(3,069)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,962
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,194
Total number of available-for-sale securities in an unrealized loss position						4,156

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	727	(11)	1,513	(175)	2,240	(186)
Corporates	6,831	(208)	9,866	(2,624)	16,697	(2,832)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	1,006	(243)	1,267	(255)
Residential mortgage-backed securities	899	(16)	460	(89)	1,359	(105)
U.S. Government	313	(4)	122	(5)	435	(9)
Foreign Government	120	(5)	157	(48)	277	(53)
Total AFS securities	$10,420	$(290)	$16,141	$(3,485)	$26,561	$(3,775)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,005
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,305
Total number of available-for-sale securities in an unrealized loss position						4,310
We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. For securities in an unrealized loss position as of December 31, 2025, our allowance for expected credit loss was $112 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 4% of our total investments as of December 31, 2025 and 2024. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	December 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(Dollars in millions)
Hotel	$9	—%	$17	1%
Industrial	671	21	657	24
Mixed Use	21	1	11	—
Multifamily	1,150	35	1,006	37
Office	345	11	349	13
Retail	327	10	98	4
Student Housing	83	3	83	3
Other	654	19	501	18
Total CMLs, gross of valuation allowance	$3,260	100%	$2,722	100%
Allowance for expected credit loss	(18)		(17)
Total CMLs, net of valuation allowance	$3,242		$2,705

U.S. Region:
East North Central	$124	4%	$98	4%
East South Central	86	3	75	3
Middle Atlantic	356	11	354	13
Mountain	396	12	409	15
New England	183	6	164	6
Pacific	709	22	706	26
South Atlantic	1,157	34	683	25
West North Central	69	2	62	2
West South Central	180	6	171	6
Total CMLs, gross of valuation allowance	$3,260	100%	$2,722	100%
Allowance for expected credit loss	(18)		(17)
Total CMLs, net of valuation allowance	$3,242		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs for the years ended December 31, 2025 and 2024. CMLs segregated by aging of the loans (by year of origination), gross of valuation allowances, were as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2025	(Dollars in millions)
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:	(In millions)
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	1,252	$581	3,260
DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:	(In millions)
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
DSC Ratios
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of December 31, 2025 and 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans

Residential mortgage loans (“RMLs”) represented approximately 7% and 5% of our total investments reported on the Condensed Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	December 31, 2025
U.S. States:	Amortized Cost (In millions)	% of Total
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	$4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a) The individual concentration of each state is less than 5% as of December 31, 2025.

	December 31, 2024
U.S. States:	Amortized Cost (In millions)	% of Total
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	$3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a) The individual concentration of each state is less than 5% as of December 31, 2024.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs was as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)			(In millions)
Performing	$4,650	99%	$3,188	97%
Non-performing	67	1	86	3
Total RMLs, gross of valuation allowance	$4,717	100%	$3,274	100%
Allowance for expected loan loss	(68)		(53)
Total RMLs, net of valuation allowance	$4,649		$3,221
An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded for RMLs during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of December 31, 2025 and 2024 were as follows, gross of valuation allowances:

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLS	$1,585	$742	$348	$839	$756	$447	$4,717

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLS	$614	$376	$928	$840	$176	$340	$3,274
Non-accrual loans by amortized cost as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(In millions)
Residential mortgage	$67	$85
Commercial mortgage	12	9
Total non-accrual mortgages	$79	$94

Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2025 and 2024.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2025 and 2024, we had $79 million and $94 million, respectively, of mortgage loans that were over 90 days past due.
As of December 31, 2025 and 2024 we had $111 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.
Loan Modifications
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the years ended December 31, 2025 and 2024.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the Consolidated Statements of Earnings.
The allowances for our mortgage loan portfolio are summarized as follows:

	Year ended December 31, 2025			Year ended December 31, 2024
	( In millions)			( In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(53)	$(17)	$(70)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(15)	(1)	(16)	1	(5)	(4)
Ending Balance	$(68)	$(18)	$(86)	$(53)	$(17)	$(70)
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of December 31, 2025 and 2024.
There were no purchases of purchased credit deteriorated mortgage loans during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the accrued interest receivable balance on CMLs totaled $11 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $45 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.

Interest and Investment Income
The major sources of Interest and investment income reported on the Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities, available-for-sale	$2,329	$2,261	$1,911
Preferred equity securities	26	34	52
Common equity securities	36	33	33
Mortgage loans	374	273	229
Invested cash and short-term investments	180	238	151
Limited partnerships	305	326	231
Tax deferred property exchange income	122	133	166
Other investments	136	125	91
Gross investment income	3,508	3,423	2,864
Investment expense	(271)	(299)	(257)
Interest and investment income	$3,237	$3,124	$2,607

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $816 million, $636 million, and $339 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the Consolidated Statements of Earnings were as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Net realized (losses) on fixed maturity available-for-sale securities	$(10)	$(9)	$(155)
Net realized/unrealized (losses) gains on preferred equity securities (a)	(167)	2	23
Net realized/unrealized (losses) gains on common equity securities (b)	(4)	12	(1)
Net realized gains (losses) on other invested assets	70	61	(25)
Change in allowance for expected credit losses	(60)	(33)	(36)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(62)	254	(211)
Unrealized gains (losses) on certain derivative instruments	312	(184)	358
Change in fair value of reinsurance related embedded derivatives (c)	(148)	(32)	(128)
Change in fair value of other derivatives and embedded derivatives	9	12	11
Net realized/unrealized gains on derivatives and embedded derivatives	111	50	30
Recognized gains and losses, net	$(60)	$83	$(164)
(a) Includes net valuation (losses) gains of $(8) million, $(131) million, and $47 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(b) Includes net valuation gains (losses) of $(1) million, $13 million, and $80 million for the years ended December 31, 2025, 2024, and 2023, respectively
(c) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) gains attributable to these agreements, and thus excluded from the totals in the table above, was $(154) million, $(30) million and $(123) million for the years ended December 31, 2025, 2024, and 2023, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Proceeds	$5,720	$4,414	$2,698
Gross gains	30	45	18
Gross losses	(27)	(80)	(145)
Variable Interest Entities
Our involvement with VIEs is primarily through investments in entities that provide exposure to a diversified portfolio of investment asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary,’ a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. We perform ongoing qualitative assessments of our variable interests in VIEs to determine whether we have a controlling financial interest and are therefore the primary beneficiary of the VIE. We consolidate the assets and liabilities (if applicable) of VIEs for which we are determined to be the primary beneficiary in our consolidated financial statements.
Consolidated variable interest entities
We have concluded that we are the primary beneficiary for certain VIEs where we have both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Consolidated VIEs at December 31, 2025 are structured investments that are managed by third parties. These structured investments are established as special purpose vehicles (“SPVs”) designed to hold specific assets which include limited partnerships, middle market loans, short-term investments, and cash and cash equivalents. The assets of each VIE can be used only to settle obligations of the VIE. Asset and liability information held by consolidated VIEs included on the Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024
Assets	(In millions)
Investments in unconsolidated affiliates	$262	$—
Other long-term investments	248	—
Short-term investments	116	—
Cash and cash equivalents	2	—
Total assets	$628	$—

Total consolidated VIE investments	$628	$—
We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note G Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of December 31, 2025 was $878 million.
Unconsolidated Variable Interest Entities
The Company owns investments in VIEs that are not consolidated within our financial statements. While the Company participates in the benefits from these VIEs in which the Company invests, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under the Company's common control. It is for this reason that the Company is not considered the primary beneficiary for the VIE investments that are not consolidated.
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
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of certain of our fixed maturity securities, in addition to any required unfunded commitments (refer to Note G Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs:

	December 31, 2025		December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(In millions)
Investment in unconsolidated affiliates	$5,145	$6,389	$3,565	$4,703
Fixed maturity securities	26,419	28,803	23,242	24,242
Total unconsolidated VIE investments	$31,564	$35,192	$26,807	$28,945

Note E — Derivative Financial Instruments
Refer to Note A Business and Summary of Significant Accounting Policies, for a description of the Company's accounting policies for derivative financial instruments and Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	December 31, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$850	$11	$1	$—	$—	$—
Foreign currency swaps (a)	21	—	3	39	2	—
Total derivatives designated as hedging instruments	871	11	4	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	29,651	1,062	—	29,594	773	—
Interest rate swaps (a)	6,453	83	3	5,145	19	10
Foreign currency swaps (a)	503	—	6	—	—	—
Futures contracts (a)	68	—	1	152	—	—
Other derivative investments (a)	93	—	—	118	1	—
Other embedded derivatives (b)	—	41	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	399	6,542	—	98	5,220
Reinsurance related embedded derivatives (d)	—	—	75	—	—	(109)
Total derivatives not designated as hedging instruments	36,768	1,585	6,627	35,009	923	5,121
Total derivatives	$37,639	$1,596	$6,631	$35,048	$925	$5,121
(a)The fair value of derivative assets is reported in Derivative investments, and the fair value of derivative liabilities is reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
(b)The fair value is included in Other long term investments on the Consolidated Balance Sheets.
(c)The fair value of the liability is included in Contractholder funds and the ceded portion is included in Reinsurance recoverable on the Consolidated Balance Sheets.
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the Consolidated Balance Sheet as of December 31, 2024.

The amounts and locations of gains losses, net recognized for derivatives items included in the Consolidated Statements of Earnings are as follows:

	Year Ended December 31,
	2025		2024		2023
	Recognized gains losses, net for derivatives	Benefits and other changes in policy reserves for derivatives	Recognized gains losses, net for derivatives	Benefits and other changes in policy reserves for derivatives	Recognized gains losses, net for derivatives	Benefits and other changes in policy reserves for derivatives
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$11	$—	$—	$—	$—
Foreign currency swaps	(3)	—	—	—	—	—
Total derivatives designated as hedging instruments	(3)	11	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	177	—	145	—	92	—
Interest rate swaps	60	—	(103)	—	48	—
Foreign currency swaps	(6)	—	—	—	—	—
Futures contracts	32	—	18	—	9	—
Other derivative investments	(9)	—	10	—	(2)	—
Other embedded derivatives	9	—	4	—	5	—
Indexed annuities/IUL embedded derivatives	—	402	—	47	—	257
Reinsurance related embedded derivatives	(148)	—	(32)	—	(128)	—
Total derivatives not designated as instruments	115	402	42	47	24	257
Total derivatives	$112	$413	$42	$47	$24	$257

The amounts and locations of gains losses, net recognized for hedged items included in the Consolidated Statements of Earnings are as follows:

	Year Ended December 31,
	2025		2024		2023
	Recognized gains losses, net for hedged item	Benefits and other changes in policy reserves for hedged item	Recognized gains losses, net for hedged item	Benefits and other changes in policy reserves for hedged item	Recognized gains losses, net for hedged item	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(11)	$—	$—	$—	$—
Foreign currency swaps	3	—	—	—	—	—
Total derivatives designated as hedging instruments	$3	$(11)	$—	$—	$—	$—

The following amounts are recorded in the Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	Year Ended December 31,
	2025		2024
Line Item in the Consolidated Balance Sheet that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(862)	(11)	—	—
For the years ended December 31, 2025, 2024, and 2023, the derivative instruments’ gains losses, net excluded from the assessment of hedge effectiveness was immaterial.
There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025 and 2024.
Derivatives designated as hedging instruments
We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, changes in fair value included in the assessment of effectiveness are reported in Recognized gains and losses, net in the Consolidated Statement of Earnings. The change in the fair value of components excluded from the assessment of hedge effectiveness is recorded in OCI and is recognized in net income through periodic settlements.
Derivatives not designated as hedging instruments
Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the Consolidated Balance Sheets with the ceded portion of the reinsured indexed crediting feature embedded derivatives, recorded as a component of the Reinsurance recoverable in the Consolidated Balance Sheets. Changes in fair value are included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Earnings.
We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the Consolidated Statements of Earnings. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the Consolidated Statements of Earnings.
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
The foreign currency swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the Consolidated Statements of Earnings.
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and losses, net, on the Consolidated Statements of Earnings.
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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
December 31, 2025	$1,137	$1,185	$34
December 31, 2024	782	771	34
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of December 31, 2025 and 2024, counterparties posted collateral of $1,185 million and $771 million, respectively. This included cash collateral of $928 million and $679 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $34 million at both December 31, 2025 and 2024.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents on the Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the Consolidated Statements of Cash Flows.
We held 172 and 527 futures contracts at December 31, 2025 and 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $7 million at December 31, 2025 and 2024, respectively.
Note F — Notes Payable
Notes payable consists of the following:

	December 31, 2025	December 31, 2024
	(In millions)
4.50% Notes, net of discount	$448	$447
3.40% Notes, net of discount	646	646
2.45% Notes, net of discount	596	595
3.20% Notes, net of discount	445	444
Revolving Credit Facility	(3)	(4)
F&G Credit Agreement	—	—
5.50% F&G Notes	—	301
7.40% F&G Notes, net of discount	498	497
7.30% F&G Notes	364	—
7.95% F&G Notes, net of discount	336	336
6.50% F&G Notes, net of discount	546	545
6.25% F&G Notes, net of discount	493	492
Other	31	22
	$4,400	$4,321
On January 13, 2025, F&G completed its public offering of the 7.30% F&G Junior Notes. F&G used a portion of the net proceeds of this offering to redeem the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes.

F&G used the remaining net proceeds for general corporate purposes. The 7.30% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.30% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.30% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.30% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
On October 4, 2024, F&G issued $500 million of its 6.25% Senior Notes due 2034. The 6.25% F&G Notes were issued at 99.36% of face value, net of deferred issuance costs of approximately $8 million The 6.25% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G's subsidiaries that are guarantors of F&G's obligations under its existing credit agreement. The 6.25% F&G Notes mature on October 4, 2034, and become callable on July 4, 2034. Interest is payable semi-annually at a fixed rate of 6.25%, and if the 6.25% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the F&G Credit Agreement described below. The remaining net proceeds of this offering were used for general corporate purposes, including the support of organic growth opportunities.
On June 4, 2024, F&G issued $550 million of its 6.50% Senior Notes due 2029. The 6.50% F&G Notes were issued at 99.74% of face value, net of deferred issuance costs of approximately $6 million. The 6.50% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G's subsidiaries that are guarantors of F&G's obligations under its existing credit agreement. The 6.50% F&G Notes mature on June 4, 2029, and become callable on May 4, 2029. Interest is payable semi-annually at a fixed rate of 6.50%, and if the 6.50% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). The remaining net proceeds of this offering were used for for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness.
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
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), F&G's indirect wholly owned subsidiary, completed a debt offering of $550 million of 5.50% F&G Notes due May 1, 2025 at 99.5% of face value for proceeds of $547 million. As a result of our acquisition of F&G in 2020, a premium of $39 million was established for these notes and is being amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, we became a guarantor of FGLH's obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the 5.50% F&G Notes, on a joint and several basis. A portion of the net proceeds of the 6.50% F&G Notes were used for a $250 million cash tender offer of the 5.50% F&G Notes in June 2024. On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of the 5.50% F&G Senior Notes. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Refer to Note A Business and Summary of Significant Accounting Policies for a discussion of the redemption of the 5.50% F&G Notes.
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
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, F&G pays a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The average variable interest rate on the revolving credit facility for the period the debt was outstanding in 2025 was 0.00% compared to 7.06% for the year ended December 31, 2024.
As of December 31, 2025 and 2024, $0 million and $0 million, respectively, of gross principal balance, was outstanding under the F&G Credit Agreement. As of December 31, 2025, we had $750 million of remaining borrowing availability.
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
On October 29, 2020, we entered into the Fifth Restated Credit Agreement for our Amended Revolving Credit Facility with Bank of America, N.A., as administrative agent and the other agents party thereto. Among other changes, the Fifth Restated Credit Agreement amends the Fourth Restated Credit Agreement to extend the maturity date from April 27, 2022 to October 29, 2025. The material terms of the Fourth Restated Credit Agreement are set forth in our Annual Report for the year ended December 31, 2019. As of December 31, 2025, there was no principal outstanding, $3 million of unamortized debt issuance costs, and $800 million of available borrowing capacity under the Revolving Credit Facility. On February 16, 2024, we entered into a Sixth Amended and Restated Credit Agreement. Among other changes, the Sixth Amended and Restated Credit Agreement amends the Fifth Restated Credit Agreement to extend the maturity date from October 29, 2025 to February 16, 2029.
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

Gross principal maturities of notes payable at December 31, 2025, are as follows:	(In millions)
2026	$32
2027	—
2028	950
2029	550
2030	650
Thereafter	2,270
$4,452

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $7 million and $17 million as of December 31, 2025 and 2024, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors alleging they breached their fiduciary duties related to their compensation in 2022, 2023, and 2024, and were unjustly enriched. Plaintiff seeks disgorgement of any alleged excessive and unfair compensation payments, the recovery of damages on behalf of FNF, and the reformation of certain corporate governance and internal measures to protect FNF and its stockholders going forward. On August 1, 2025, defendants filed a motion to dismiss the lawsuit based on various grounds. A hearing on the motion has been rescheduled for March 9, 2026. At this time, FNF does not believe the lawsuit will have a material impact on its business, operations, or financial results.
Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas (the “Southern District of Texas”) styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. Both motions for summary judgment were argued on February 20, 2026, and a decision is pending with the court. Additionally, FGL Insurance’s motion to exclude plaintiff’s expert testimony as inadmissible, filed June

9, 2025, remains pending with the Southern District of Texas. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by Insurance Distribution Consulting, LLC (“IDC”) as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California (the “Central District of California”), and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. A decision is pending with the Central District of California. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As these cases continue to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance or Peak will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. Cooper v. Progress Software Corp., No. 1:23-cv-12067 was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. Cooper also alleges that he is a F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract.
Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are consolidated under MDL Case No. 1:23-md-03083-ADB-PGL. The case is proceeding under a modified bellwether structure to decide critical issues and facilitate reciprocal discovery, and plaintiffs’ consolidated class action complaint against all the bellwether Defendants was filed on December 6, 2024. F&G was not selected as a bellwether Defendant, and there is no schedule in place for further proceedings involving the non-bellwether Defendants like F&G. At this time, we do not believe the incident will have a material impact on our business, operations, or financial results.
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
Escrow Balances
In conducting our operations, we routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying Consolidated Balance Sheets, consistent with GAAP and industry practice. These balances amounted to $16.2 billion and $14.4 billion at December 31, 2025 and 2024, respectively. As a result of holding these customers’ assets in escrow, we have ongoing programs for realizing economic benefits during the year through favorable borrowing and vendor arrangements with various banks. There were no investments or loans outstanding as of December 31, 2025 and 2024 related to these arrangements.

F&G Commitments
In our F&G segment, we have unfunded investment commitments as of December 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type is included below:

December 31, 2025
Commitment Type	(In millions)
Other fixed maturity securities, AFS	$126
Commercial mortgage loans	74
Residential mortgage loans	300
Other assets	122
Consolidated VIEs:
Other long-term investments	250
Unconsolidated VIEs:
Limited partnerships	$1,224
Asset-backed lending	263
Fixed maturity securities, asset-backed securities	684
Direct Lending	1,199
Total	$4,242
Concurrent with the purchase agreement for a prior year acquisition, we executed a separate loan agreement with the sellers for us to lend up to $40 million The loan matures on August 5, 2027. The principal balance outstanding as of December 31, 2025 and 2024 was $24 million and $11 million, respectively. The balance is included in Prepaid expenses and other assets on the Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note C Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.
Contingent Consideration
Under the terms of the purchase agreement for a prior year acquisition, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by the acquiree of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Refer to Note C Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.
See Note A Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
The Company has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $435 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2025 and 2024, the amount funded under the NPA was insignificant.
Note H — Dividends
On February 19, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on March 31, 2026, to FNF common shareholders of record as of March 17, 2026.
During the years ended December 31, 2025, 2024 and 2023, we declared dividends on our common stock of $2.02, $1.94 and $1.83, respectively.

Note I — Segment Information
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
As of and for the year ended December 31, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$2,574	$—	$—	$—	$2,574
Agency title insurance premiums	3,250	—	—	—	3,250
Escrow, title related and other fees	2,381	2,884	179	—	5,444
Interest and investment income	363	2,837	154	(117)	3,237
Recognized gains and losses, net	(78)	10	8	—	(60)
Total segment revenues	8,490	5,731	341	(117)	14,445
Significant segment expenses:
Personnel costs	2,983	293	161	—	3,437
Agent commissions	2,518	—	—	—	2,518
Other operating expenses	1,353	156	106	—	1,615
Benefits and other changes in policy reserves	—	3,963	—	—	3,963
Total significant segment expenses	6,854	4,412	267	—	11,533
Other segment items:
Depreciation and amortization	147	665	32	—	844
Provision for title claim losses	262	—	—	—	262
Market risk benefit gains	—	167	—	—	167
Interest expense	—	164	78	—	242
Total other segment items	409	996	110	—	1,515
Total segment expenses	7,263	5,408	377	—	13,048
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,227	323	(36)	(117)	1,397
Income tax expense (benefit)	283	52	418	—	753
Earnings (loss) before equity in earnings (loss) of unconsolidated affiliates	944	271	(454)	(117)	644
Equity in earnings of unconsolidated affiliates	39	—	(4)	—	35
Net earnings (loss) from continuing operations	$983	$271	$(458)	$(117)	$679
Assets	$8,093	$98,432	$2,489	$—	$109,014
Goodwill	2,799	2,180	293	—	5,272

As of and for the year ended December 31, 2024:

	Title	F&G	Corporate and Other	Elimination	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$2,200	$—	$—	$—	$2,200
Agency title insurance premiums	2,953	—	—	—	2,953
Escrow, title related and other fees	2,196	2,941	184	—	5,321
Interest and investment income	359	2,719	154	(108)	3,124
Recognized gains and losses, net	(6)	84	5	—	83
Total segment revenues	7,702	5,744	343	(108)	13,681
Significant segment expenses:
Personnel costs	2,695	296	157	—	3,148
Agent commissions	2,287	—	—	—	2,287
Other operating expenses	1,251	203	104	—	1,558
Benefits and other changes in policy reserves	—	3,791	—	—	3,791
Total significant segment expenses	6,233	4,290	261	—	10,784
Other segment items:
Depreciation and amortization	141	569	29	—	739
Provision for title claim losses	232	—	—	—	232
Market risk benefit losses	—	(25)	—	—	(25)
Interest expense	—	132	77	—	209
Total other segment items	373	676	106	—	1,155
Total segment expense	6,606	4,966	367	—	11,939
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,096	778	(24)	(108)	1,742
Income tax expense (benefit)	265	136	(34)	—	367
Earnings (loss) before equity in earnings of unconsolidated affiliates	831	642	10	(108)	1,375
Equity in earnings of unconsolidated affiliates	16	—	—	—	16
Net earnings (loss)	$847	$642	$10	$(108)	$1,391
Assets	$7,627	$84,938	$2,698	$—	$95,263
Goodwill	2,799	2,179	293	—	5,271

As of and for the year ended December 31, 2023:

	Title	F&G	Corporate and Other	Elimination	Total
Segment revenues:	(In millions)
Direct title insurance premiums	$1,982	$—	$—	$—	$1,982
Agency title insurance premiums	2,610	—	—	—	2,610
Escrow, title related and other fees	2,117	2,413	187	—	4,717
Interest and investment income	338	2,211	123	(65)	2,607
Recognized gains and losses, net	(9)	(124)	(31)	—	(164)
Total segment revenues	7,038	4,500	279	(65)	11,752
Significant segment expenses:
Personnel costs	2,544	232	132	—	2,908
Agent commissions	2,008	—	—	—	2,008
Other operating expenses	1,242	146	133	—	1,521
Benefits and other changes in policy reserves	—	3,553	—	—	3,553
Total significant segment expenses	5,794	3,931	265	—	9,990
Other segment items:
Depreciation and amortization	154	412	27	—	593
Provision for title claims losses	207	—	—	—	207
Market risk benefit gains	—	95	—	—	95
Interest expense	—	97	77	—	174
Total other segment items	361	604	104	—	1,069
Total segment expenses	6,155	4,535	369	—	11,059
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	883	(35)	(90)	(65)	693
Income tax expense (benefit)	181	23	(12)	—	192
Earnings (loss) before equity in earnings of unconsolidated affiliates	702	(58)	(78)	(65)	501
Equity in earnings of unconsolidated affiliates	17	—	—	—	17
Net earnings (loss)	$719	$(58)	$(78)	$(65)	$518
Assets	$7,949	$70,186	$2,479	$—	$80,614
Goodwill	2,788	1,749	293	—	4,830

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
Refer to Note K Revenue Recognition for a description of our accounting for our various revenue streams.

Note J — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Year Ended December 31,
	2025	2024	2023
Cash paid for:	(In millions)
Interest	$229	$200	$157
Income taxes	250	237	216
Deferred sales inducements	332	319	168
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—	—
Investments received from pension risk transfer premiums	—	129	464
Change in proceeds of sales of investments available for sale receivable in period	20	(59)	32
Change in purchases of investments available for sale payable in period	9	82	20
Lease liabilities recognized in exchange for lease right-of-use assets	45	55	40
Remeasurement of lease liabilities	54	67	75
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	6	789	304
Less: Total Purchase price	3	586	299
Liabilities and noncontrolling interests assumed	$3	$203	$5

Note K — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Year Ended December 31,
			2025	2024	2023
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$2,574	$2,200	$1,982
Agency title insurance premiums	Agency title insurance premiums	Title	3,250	2,953	2,610
Life insurance premiums, insurance and investment product fees, and other (1)	Escrow, title-related and other fees	F&G	2,884	2,941	2,413
Home warranty	Escrow, title-related and other fees	Title	151	146	143
Total revenue from insurance contracts			8,859	8,240	7,148
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	915	824	766
Other title-related fees and income	Escrow, title-related and other fees	Title	695	642	633
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	354	318	313
Real estate technology	Escrow, title-related and other fees	Corporate and other	135	140	151
Total revenue from contracts with customers			2,099	1,924	1,863
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	266	266	262
Other	Escrow, title-related and other fees	Corporate and other	44	44	36
Interest and investment income	Interest and investment income	Various	3,237	3,124	2,607
Recognized gains and losses, net	Recognized gains and losses, net	Various	(60)	83	(164)
Total revenues	Total revenues		$14,445	$13,681	$11,752
(1) Includes $2,108, $2,217, and $1,964 of life-contingent pension risk transfer premiums in 2025, 2024, and 2023, respectively.
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
Premiums, annuity deposits (net of reinsurance and reinsurance recoverable) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Product Type	(In millions)
Fixed indexed annuities	$5,341	$5,828	$4,738
Fixed rate annuities	1,637	1,277	1,147
Funding agreements (FABN/FHLB)	3,748	2,404	1,256
Life insurance and other (a)	849	638	646
Total	$11,575	$10,147	$7,787
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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	December 31, 2025	December 31, 2024
	(In millions)
Trade receivables	$375	$362
Deferred revenue (contract liabilities)	95	92
Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, we recognized $84 million and $80 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.

Note L — Other Intangible Assets
The following table reconciles to Other intangible assets, net, on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In millions)
Customer relationships and contracts	$349	$435
VOBA	1,196	1,349
DAC	3,637	3,036
DSI	891	625
Value of distribution asset	62	74
Computer software	289	277
Trademarks, tradenames, and other	217	180
Total Other intangible assets, net	$6,641	$5,976
The following tables roll forward VOBA by product for the years ended December 31, 2025 and 2024:

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(122)	(4)	(6)	(7)	(14)	(153)
Balance at December 31, 2025	$770	$18	$178	$119	$111	$1,196

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(133)	(5)	(7)	(8)	(7)	(160)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at December 31, 2024	$892	$22	$184	$126	$125	$1,349
(a)net of amortization of ($15 million).
VOBA amortization expense of $153 million, $175 million, and $169 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023, respectively.
The following tables roll forward DAC by product for the years ended December 31, 2025 and 2024:

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	530	132	292	954
Amortization	(199)	(106)	(52)	(357)
Balance at December 31, 2025	$2,205	$402	$1,021	$3,628

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	652	174	274	1,100
Amortization	(156)	(86)	(38)	(280)
Balance at December 31, 2024	$1,874	$376	$781	$3,031
(a) Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $357 million, $280 million, and $186 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In millions)
Indexed Annuities	$2,205	$1,874
Fixed Rate Annuities	402	376
Universal Life	1,021	781
FABN	5	4
PRT	4	1
Total	$3,637	$3,036
The following tables roll forward DSI for our indexed annuity products for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(In millions)
Balance at January 1,	$625	$346
Capitalization	332	319
Amortization	(66)	(40)
Balance at December 31,	$891	$625
DSI amortization expense of $66 million, $40 million, and $22 million, was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023, respectively.
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefits (“FPB”) for life contingent immediate annuities and PRT. Those assumptions will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA and DAC reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities. Refer to Note A Business and Summary of Significant Accounting Policies for further information about accounting policies for amortization of VOBA, DAC and DSI.
F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the year ended December 31, 2025, F&G updated the assumption for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement, and option budgets. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption update.
For the in-force liabilities as of December 31, 2025, the estimated amortization expense for VOBA in future fiscal periods is as follows:

Estimated Amortization Expense
(In millions)
2026	$133
2027	120
2028	109
2029	99
2030	90
Thereafter	645
Total	$1,196

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2025, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts (a)	$760	$(411)	$349	10 to 20
Computer software	747	(458)	289	2 to 10
Value of distribution asset (VODA)	140	(78)	62	15
Trademarks, tradenames, and other	289	(72)	217	Varies
Total			$917

Other intangible assets as of December 31, 2024, consist of the following:

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
	(In millions)
Customer relationships and contracts	$795	$(360)	$435	10 to 20
Computer software	723	(446)	277	2 to 10
Value of distribution Asset (VODA)	140	(66)	74	15
Trademarks, tradenames, and other	234	(54)	180	Varies
Total			$966
Amortization expense for amortizable intangible assets, which consist primarily of VODA, customer relationships, computer software and definite lived trademarks, tradenames and other, was $203 million, $187 million, and $152 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the amortizable intangible assets as of December 31, 2025, the estimated amortization expense in future fiscal periods is $174 million in 2026, $141 million in 2027, $109 million in 2028, $91 million in 2029, and $64 million in 2030.
Within definite lived trademarks, tradenames, and other is an amount established to offset MRBs with no explicit rider charges, which had a balance of $145 million and $94 million as of December 31, 2025 and 2024, respectively. Amortization of $9 million, $5 million, and $1 million was recorded in Depreciation and amortization on the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024, and 2023, respectively.

Note M — Goodwill
A summary of the changes in Goodwill consists of the following:

	Title	F&G	Corporate and Other	Total
	(In millions)
Balance, December 31, 2023	$2,788	$1,749	$293	$4,830
Goodwill associated with acquisitions	11	430	—	441
Balance, December 31, 2024	$2,799	$2,179	$293	$5,271
Goodwill associated with acquisitions	—	1	—	1
Balance, December 31, 2025	$2,799	$2,180	$293	$5,272
Note N — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. Refer to Note A Business and Summary of

Significant Accounting Policies for more information over our accounting policy for reinsurance agreements. As of December 31, 2025 and 2024 we had an immaterial amount of cost of reinsurance recorded on the Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2025, 2024, and 2023 respectively, were as follows:

	Year Ended December 31,
	2025			2024			2023
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
	(In millions)
Direct	$2,223	$717	$4,197	$2,346	$655	$3,987	$2,112	$455	$3,728
Ceded	(85)	(60)	(234)	(94)	(47)	(196)	(105)	(49)	(175)
Net	$2,138	$657	$3,963	$2,252	$608	$3,791	$2,007	$406	$3,553
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the years ended December 31, 2025 and 2024:
Aspida Re Cayman: Effective November 1, 2025, FGL Insurance entered into a reinsurance agreement with Aspida Re Cayman Ltd. (“Aspida Re Cayman”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance.
New Re Reinsurance Transaction: Effective October 1, 2025, FGL Insurance recaptured and terminated the indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”). FGL Insurance recaptured 100% of the liabilities and obligations ceded and entered into a new indemnity reinsurance agreement with Munich Re to cede certain inforce and future flow FIA policies on a coinsurance basis. The coinsurance basis is applicable to the base contract benefits, waiver of surrender charges, and minimum guaranteed surrender value benefits and for certain FIA policies, return of premium rider and minimum interest credit rider benefits.
New Reinsurance Vehicle: Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity.
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
IUL YRT Reinsurance: Effective January 1, 2025, F&G entered into separate flow reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain new IUL policies and effective July 1, 2025, F&G entered into additional separate reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain inforce IUL policies. In accordance with the terms of these agreements, F&G cedes the net amount at risk on the IUL policies, which is the difference between the stated death benefit and the contractholder funds balance, on a yearly renewable term basis.
Somerset: Effective July 1, 2024, F&G amended the existing flow reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset”), a third-party reinsurer, to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis.
Kubera: F&G has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede certain FIA statutory reserves on a coinsurance funds withheld quota share basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2025.

The following summarizes our reinsurance recoverable as of December 31, 2025 and 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	December 31, 2025	December 31, 2024
	(In millions)
Aspida (b)	$8,589	$7,844	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (c)	5,071	2,822	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,868	1,168	Coinsurance	Certain MYGA (d)	Deposit
Wilton Reassurance Company	1,032	1,066	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Fort Greene	502	—	Coinsurance Funds Withheld	Certain FIA	Deposit
Other (f)	501	489
Reinsurance recoverable, gross of allowance	17,563	13,389
Allowance for expected credit loss	(18)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$17,545	$13,369
(a)Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b)Includes Aspida Life Re Ltd. and Aspida Re Cayman Ltd.
(c)The balance represents the total reinsurance recoverable for all reinsurance agreements with Somerset.
(d)Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(e)Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(f)Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.

As of December 31, 2025 and 2024, the Company had a deposit asset of $13,279 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the Consolidated Balance Sheets.
The Company incurred risk charge fees of $42 million, $42 million, and $39 million during the years ended December 31, 2025, 2024, and 2023, respectively, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows:

	Year Ended December 31,
	2025	2024
	(In millions)
Balance at Beginning of Period	$(20)	$(21)
Changes in the expected credit loss reserve	2	1
Balance at End of Period	$(18)	$(20)
Concentration of Reinsurance Risk
As indicated above, the Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset Reinsurance Ltd (“Somerset Re”), Everlake, Wilton Reassurance (“Wilton Re”), and Fort Greene that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset Re, Everlake, Wilton Re, and Fort Greene for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of December 31, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset Re	A	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
Fort Greene	—	—	—	—
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
Some of these intercompany transactions are executed with wholly owned reinsurance subsidiaries, Corbeau Re, Inc. (“Corbeau Re”), Raven Reinsurance Company (“Raven Re”), and F&G Cayman Re (“Cayman Re”), to finance the portion of statutory reserves considered to be non-economic. The financing arrangements involve Fidelity & Guaranty Life Insurance Company reinsuring certain annuity products and their related rider benefits to the captives and the captives executing third-party financing facilities that are classified as capital for statutory purposes.
The transactions with Raven Re and Cayman Re included the execution of letter of credits with Nomura Bank International plc (“NBI”) and Deutsche Bank AG, respectively, that are undrawn and have maximum borrowing capacities of $150 million and $610 million, respectively, as of December 31, 2025. The transaction with Corbeau Re included the execution of an excess of loss agreement (“XOL”) with Canada Life Barbados Branch that matures on December 31, 2043, and provides for coverage on losses up to $2,400 million as of December 31, 2025. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL.
Note O — Regulation and Equity
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
Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the various state insurance regulatory authorities. The National Association of Insurance Commissioners' Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by each of the states that regulate us. Each of our states of domicile for our title insurance underwriter subsidiaries have adopted a material prescribed accounting practice that differs from that found in NAIC SAP. Specifically, in both years, the timing of amounts released from the statutory unearned premium reserve under NAIC SAP differs from the states' required practice. Statutory surplus at December 31, 2025 and 2024 was lower by approximately $32 million and $33 million than if we had reported such amounts in accordance with NAIC SAP.

Pursuant to statutory accounting requirements of the various states in which our insurers are domiciled, these insurers must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten, or the age and dollar amount of statutory premiums written. As of December 31, 2025, the combined statutory unearned premium reserve required and reported for our title insurers was $1,619 million. In addition to statutory unearned premium reserves, each of our insurers maintains reserves for known claims and surplus funds for policyholder protection and business operations.
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
Our insurance subsidiaries are subject to regulations that restrict their ability to pay dividends or make other distributions of cash or property to their immediate parent company without prior approval from the Department of Insurance of their respective states of domicile. As of December 31, 2025, $1,141 million of our net assets are restricted from dividend payments without prior approval from the Departments of Insurance. During 2026, our title insurers can pay or make distributions to us of approximately $437 million, without prior approval.
The combined statutory capital and surplus of our title insurers was approximately $1,273 million and $1,223 million as of December 31, 2025 and 2024, respectively. The combined statutory net earnings of our title insurance subsidiaries were $488 million, $587 million, and $503 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As a condition to continued authority to underwrite policies in the states in which our insurers conduct their business, the insurers are required to pay certain fees and file information regarding their officers, directors and financial condition. In addition, our escrow and trust business is subject to regulation by various state banking authorities.
 Pursuant to statutory requirements of the various states in which our insurers are domiciled, such insurers must maintain certain levels of minimum capital and surplus. Required levels of minimum capital and surplus are not significant to the insurers individually or in the aggregate. Each of our insurers has complied with the minimum statutory requirements as of December 31, 2025.
 Our underwritten title companies, primarily those domiciled in California, are also subject to certain regulation by insurance regulatory or banking authorities relating to their net worth and working capital. Minimum net worth and working capital requirements for each underwritten title company is less than $1 million. These companies were in compliance with their respective minimum net worth and working capital requirements at December 31, 2025.
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
F&G's non-U.S. insurance subsidiaries, F&G Life Re (Bermuda) and F&G Cayman Re (Cayman Islands), file financial statements with their respective regulators.

In our F&G segment, our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net (loss) income:	(In millions)
Year ended December 31, 2025	$(257)	$29	$38	$(201)
Year ended December 31, 2024	150	8	54	(458)
Year ended December 31, 2023	(462)	5	60	(644)

Statutory Capital and Surplus:
December 31, 2025	$1,735	$122	$182	$236
December 31, 2024	1,654	97	168	178
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
FGL Insurance dividends are paid as declared by its Board of Directors. Pursuant to Iowa insurance law, any proposed payment of a dividend is classified as an "extraordinary dividend" if it, together with the aggregate fair market value of other dividends or distributions made during the preceding twelve months, exceeds the greater of (i) 10% of capital and surplus as of the preceding December 31 or (ii) net gain from operations before realized capital gains or losses for the twelve month period ending December 31 of the preceding year. No extraordinary dividends may be paid without prior approval of the IID. In addition, no ordinary dividends may be paid except from the earned profits arising from FGL Insurance's business, which does not include contributed capital or contributed surplus.
FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. ("FGLH"), for the years ended December 31, 2025, 2024, and 2023. Pursuant to the limitations described above, it is estimated that FGL Insurance's maximum ordinary dividend capacity for 2026 is $0.
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
FGL NY Insurance has historically not paid dividends. Based on the limitations described above, it's estimated that the maximum amount of ordinary dividends FGL NY Insurance will be permitted to distribute during 2026 is approximately $27 million.
Raven Re and Corbeau Re dividends are paid as declared by their Board of Directors. Under the laws of the State of Vermont, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus, without the prior approval of the Commissioner.

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
In addition, based on a permitted practice received from the IID, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies”, on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). This limited partnership investment was redeemed as of December 31, 2025. In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements at December 31, 2025, but would have fallen below the minimum regulatory requirements at December 31, 2024. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of December 31, 2025 and 2024.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $249 million and $454 million at December 31, 2025 and 2024, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $150 million and $175 million at December 31, 2025 and 2024, respectively. In addition, FGL Insurance’s statutory carrying value of Corbeau Re reflects the effect of permitted practices Corbeau Re received to treat the excess of loss as an admitted asset, which increased Corbeau Re’s statutory capital and surplus by $1,489 million and $1,230 million at December 31, 2025 and 2024, respectively. Refer to Note N F&G Reinsurance for a discussion of the XOL and letter of credit.
Raven Re - Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance and also has approval to include as an admitted asset the value of a letter of credit serving as collateral for reinsurance credit taken by FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $29 million and $(13) million as of December 31, 2025 and 2024, respectively, thus its risk-based capital would fall below the minimum regulatory requirements in the prior year. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent (refer to discussion of letter of credit in Note N F&G Reinsurance). FGL Insurance’s statutory carrying value of Raven Re was $182 million and $168 million at December 31, 2025 and 2024, respectively.
Corbeau Re - Corbeau Re has four permitted practices pursuant to Vermont Statute, Title 8, Chapter 141 – (8 V.S.A. § 6048k(a)(2), whereby the Vermont Department authorizes the Company to (i) account for the amount equal to the excess of loss amount (“XOL Asset”) as an asset on its statutory financial statements; (ii) that the reserves assumed by Corbeau Re are equal to the reserves ceded by FGL Insurance, which includes application of IAC Insurance 191, Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve“ and to (a) calculate the reserves with respect to the Retirement Pro Contracts in accordance with the following reserving methodology: the reserves are calculated as the present value of reinsured benefits when account value equals zero less the present value of reinsurance premiums from the winning integrated stream, floored at zero and capped as necessary to keep the net statutory reserve at the net cash surrender value; and (b) for benefits associated with all other contracts (“the GMWB Riders”), the reserves are calculated as the statutory reserves for the entire contract (i.e., the base contracts plus the GMWB Riders) minus the statutory reserves for the base contracts only (“Reserve Calculation Permitted Practice”); (iii) calculate its company action level risk-based capital as defined in Section 8301(13)(A) and, calculated using the risk-based capital factors and formulas prescribed by the NAIC, applying a factor of 0.62% to the XOL Asset Value; and (iv) annually perform a total company solvency analysis in lieu of cash flow testing and actuarial opinion and memorandum under Section 2010-2 of the Vermont Administrative Code. Without such permitted statutory accounting practices, the Company’s statutory capital deficit would be $1,253 million and $1,052 million as of December 31, 2025 and 2024, respectively, and its risk-based capital would fall below the minimum regulatory requirements. FGL Insurance’s statutory carrying value of Corbeau Re was $236 million and $178 million at December 31, 2025 and 2024, respectively.

FGL NY Insurance - As of December 31, 2025 and 2024, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to Accounting Standards Update ("ASU") 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus (deficit) would be $20 million and $(64) million as of December 31, 2025 and 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of December 31, 2025 and December 31, 2024.
F&G Life Re files financial statements based on GAAP.
Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows:

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net (loss) income:	(In millions)
Year ended December 31, 2025	$(30)	$160
Year ended December 31, 2024	(11)	139
Year ended December 31, 2023	133	151
Statutory Capital and Surplus (Deficit):
December 31, 2025	$1,134	$84
December 31, 2024	734	123
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
F&G Life Re’s ability to pay dividends in 2026 is subject to the limitations described above.
Regulation - Cayman Islands
F&G Cayman Re is a Cayman Islands exempted company incorporated under the Companies Act, as amended (2023 Revision) and licensed as a Class D insurer in the Cayman Islands under the Insurance Act, 2010 as amended and its related regulation (the “Cayman Islands Insurance Act”). F&G Cayman Re is regulated by CIMA.
F&G Cayman Re dividends are paid as declared by its Board of Directors. The dividends will be in accordance with CIMA regulatory requirements and contractual obligations and any dividends require approval by CIMA. F&G Cayman Re can only request approval for dividends if (i) the ending capital, including considerations for future business plans, will maintain a surplus over the CIMA approved and permitted target modified RBC, and (ii) contractual language pursuant to the PRT reinsurance agreement requiring a US RBC above specified target is met. As of the most recent annual financial statement filed with CIMA, the RBC ratios for F&G Cayman Re exceeded these minimum requirements. Pursuant to the limitations described above, no dividends may be paid in 2026 by F&G Cayman Re without prior regulatory approval.
The prescribed and permitted statutory accounting practices have no impact on our audited Consolidated Financial Statements, which are prepared in accordance with GAAP.
Equity
On August 3, 2021, our Board of Directors approved the 2021 Repurchase Program under which we may purchase up to 25 million shares of our FNF common stock through July 31, 2024 (the "2021 Repurchase Program"). On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We may make repurchases from time to time in the open market, in block purchases or in privately negotiated transactions, depending on market conditions and other factors. During the year ended December 31, 2024, we did not repurchase any FNF common stock under the 2021 Repurchase Program or the 2024 Repurchase Program. During the year ended December 31, 2025, we repurchased a total of 4,426,224 FNF common shares for approximately $252 million, at an average price of $56.80 per shares under the 2024 Repurchase Program. Subsequent to December 31, 2025 and through market close on February 19, 2026, we repurchased a total of 60,000 shares, for approximately $3 million, or an average of $55.66 under the 2024 Repurchase Program.
Note P - Leases
Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when we are party to a contract, which conveys the right for us to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet as of December 31, 2025.
Our operating leases range in term from one to ten years. As of December 31, 2025, the weighted-average remaining lease term of our operating leases was 4.2 years.
Our lease agreements do not contain material variable lease payments, buyout options, residual value guarantees, or restrictive covenants.
Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise.
Our operating lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated as an average of the current yield on our unsecured notes payable and 140 basis points in excess of the current five year SOFR swap rate. As of December 31, 2025, the weighted-average discount rate used to determine our operating lease liability was 5.0%.
We do not separate lease components from non-lease components for any of our right-of-use assets.
Our lease costs are included in Other operating expenses on the Consolidated Statements of Earnings and was $130 million, $134 million, and $137 million for the years ended December 31, 2025, 2024, and 2023, respectively. We do not have any material short term lease costs, variable lease costs, or sublease income.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2025, are as follows (in millions):

2026	$130
2027	101
2028	76
2029	52
2030	29
Thereafter	20
Total operating lease payments, undiscounted	$408
Less: present value discount	40
Lease liability, at present value	$368
See Note J Supplementary Cash Flow Information for certain information on noncash investing and financing activities related to our operating lease arrangements.
Note Q - Property and Equipment

Property and equipment consist of the following:
	December 31,
	2025	2024
	(In millions)
Furniture, fixtures and equipment	$164	$161
Data processing equipment	164	155
Leasehold improvements	131	126
Buildings	103	93
Land	17	14
Other	8	8
Total property and equipment, gross	587	557
Accumulated depreciation and amortization	(398)	(384)
Total property and equipment, net	$189	$173
Depreciation expense on property and equipment was $53 million, $53 million, and $55 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note R - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2025	2024
	(In millions)
Salaries and incentives	$469	$433
Accrued benefits	491	454
URL	551	401
Deferred revenue	95	92
Contingent consideration - acquisitions	95	110
Trade accounts payable	246	191
Accrued recording fees and transfer taxes	8	7
Accrued premium taxes	37	30
Liability for policy and contract claims	100	102
Retained asset account	48	60
Remittances and items not allocated	267	224
Option collateral liabilities	928	680
Other accrued liabilities	493	465
	$3,828	$3,249
The following tables roll forward URL for the universal life product for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In millions)
Balance at January 1,	$401	$270
Capitalization	178	151
Amortization	(28)	(20)
Balance at December 31,	$551	$401
For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions. For the year ended December 31, 2025, F&G updated the assumptions for surrenders, lapses, and mortality. For the year ended December 31, 2024, F&G updated assumptions including premium persistency and mortality improvement. All updates to these assumptions brought F&G more in line with our Company and overall industry experience since the prior assumption update.

Note S — Income Taxes
Income tax expense (benefit) on continuing operations consists of the following:

Year Ended December 31,
2025
(In millions)
Current tax expense
Federal	$76
State	23
Foreign	16
Total current tax expense	$115
Deferred tax expense
Federal	599
State	39
Total deferred tax expense	$638
Total income tax expense on continuing operations	$753

	Year Ended December 31,
	2024	2023
	(In millions)
Current	$360	$241
Deferred	7	(49)
	$367	$192

Total income tax expense was allocated as follows:

Year Ended December 31,
2025
(In millions)
Net earnings from continuing operations	$753
Other comprehensive earnings (loss):
Unrealized gain on investments and other financial instruments	160
Unrealized gain on foreign currency translation	4
Changes in current discount rate - future policy benefits	(62)
Changes in instrument - specific credit risk - market risk benefits	(6)
Tax effects of F&G Distribution	(16)
Other comprehensive earnings attributable to non-controlling interest	(18)
Total income tax expense allocated to other comprehensive earnings	62
Total income taxes	$815

	Year Ended December 31,
	2024	2023
	(In millions)
Net earnings from continuing operations	$367	$192
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments	(35)	275
Unrealized (loss) gain on foreign currency translation	(6)	2
Changes in current discount rate - future policy benefits	59	(50)
Changes in instrument - specific credit risk - market risk benefits	1	(9)
F&G 15% Distribution	(3)	(35)
Total income tax expense) allocated to other comprehensive earnings	16	183
Total income tax expense	$383	$375

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31, 2025
		(In millions)
Federal statutory rate	21.0%	$293
State income taxes, net of federal income tax effect (1)	1.9	26
Tax credits	(0.6)	(8)
Changes in valuation allowances	(2.0)	(28)
Outside basis difference in F&G (2)	33.7	471
Nontaxable or nondeductible items and other	(0.1)	(1)
Effective tax rate	53.9%	$753
(1) State taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.
(2) State taxes of $23 million are included in this category, of which Illinois and Florida made up the majority (greater than 50 percent).

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.8	2.4
Stock compensation	(0.5)	(0.2)
Tax credits	(0.7)	(1.8)
Valuation allowance for deferred tax assets	(1.0)	5.0
Officers Compensation	0.8	1.2
Non-deductible expenses and other, net	(0.3)	0.1
Effective tax rate	21.1%	27.7%
Total income taxes paid was allocated as follows:

Year Ended December 31,
2025
(In millions)
Federal	$198
State & Foreign	52
Total	$250

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$138	$129
Net operating loss carryforwards	119	115
Tax credits	176	204
Investment securities	504	775
Capital loss carryover	2	19
Life insurance and claim related adjustments	539	451
Funds held under reinsurance agreements	1,178	822
Market Risk Benefits	99	56
Bermuda corporate income tax net operating loss carryforward	—	10
Section 263a Costs	30	—
Other	36	42
Total gross deferred tax asset	2,821	2,623
Less: valuation allowance	114	164
Total deferred tax asset	$2,707	$2,459
Deferred Tax Liabilities:
Title plant	$(54)	$(53)
Amortization of goodwill and intangible assets	(97)	(71)
Other	(7)	(11)
Depreciation	(21)	(24)
Partnerships	(277)	(198)
Value of business acquired	(251)	(283)
Deferred acquisition costs	(677)	(543)
Outside basis difference in F&G	(404)	—
Funds held under reinsurance agreements	(1,261)	(945)
Title Insurance reserve discounting	(17)	(16)
Total deferred tax liability	$(3,066)	$(2,144)
Net deferred tax (liability) asset	$(359)	$315

Our net deferred tax (liability) asset was $(359) million and $315 million as of December 31, 2025 and 2024, respectively. The significant changes in the deferred taxes are as follows: the deferred tax asset for investment securities decreased by $271 million primarily due to unrealized gains recorded for investment securities, of which $29 million was related to unrealized gains in our Title segment and $242 million was related to unrealized gains in our F&G segment's life insurance business. The deferred tax liability related to deferred acquisition costs increased by $134 million, which is consistent with the growth in sales in our F&G segment. The reinsurance receivable deferred tax asset increased by $356 million and the reinsurance receivable deferred tax liability increased by $316 million, both due to the increase in modified coinsurance reinsurance in the F&G segment. The deferred tax asset relating to life insurance receivables increased by $88 million primarily due to GAAP reserves increasing more than tax reserves by F&G. The deferred tax liability relating to partnerships increased by $79 million, of which $30 million relates to partnerships in our Title segment and $49 million relates to partnerships in our F&G segment. In connection with the 2025 F&G distribution, we recorded a deferred tax liability of $404 million for our outside basis difference in F&G. This deferred tax liability represents the difference between the book basis and tax basis of the retained F&G shares as of December 31, 2025, as we can no longer recover our investment tax free. $471 million was recorded through continuing operations, with the remaining movement in the deferred tax liability recorded through other comprehensive income and equity, following the accounting guidance regarding intraperiod allocation under ASC 740 and ASC 810. As a result of the 2025 F&G distribution, certain F&G subsidiaries who have historically filed a consolidated tax return with FNF will no longer be eligible to file a consolidated tax return after the 2025 tax year.
As of December 31, 2025, we have net operating losses ("NOLs") on a pretax basis of $548 million, of which $42 million relates to our Title segment and $506 million relates to our F&G segment's life insurance business, which are available to carryforward and offset future federal taxable income. The Title segment NOLs are U.S. federal NOLs arising from acquisitions made since 2012, including Buyers Protection Group, Inc., Digital Insurance Holdings, Inc. and THL Corporations (ServiceLink). Most of the NOLs are subject to an annual Internal Revenue Code Section 382 limitation. These losses will begin to expire in year 2034 and we fully anticipate utilizing the Title segment losses prior to expiration with the exception of $25 million of gross net operating losses that are offset by a $25 million valuation allowance in the Title segment. The F&G NOLs are indefinite life U.S. federal NOLs arising from the life insurance business.
As of December 31, 2025 and 2024, we had $176 million and $204 million of tax credits, respectively, some of which have expiration dates and will begin to expire between 2029 and 2044. The credits primarily consist of general business credits and corporate alternative minimum tax credits, including $124 million associated with our F&G segment's life insurance business. Our corporate alternative minimum tax credit has an indefinite life. We anticipate the remainder of the credits will be utilized prior to expiration with the exception of $31 million relating primarily to general business credits in our Title segment which have a corresponding $31 million valuation allowance recorded.
As of December 31, 2025, a valuation allowance of $71 million on the net deferred tax asset for capital losses was recorded, of which $34 million related to the Title segment and $37 million related to the F&G segment. The net change in the capital loss valuation allowance was a $48 million decrease for the year ended December 31, 2025. This decrease to the valuation allowance was primarily due to fluctuations in the bond and equity markets, and to capital gains and losses generated in 2025.
As of December 31, 2025 and 2024, there were no unrecognized tax benefits.

F&G's life insurance subsidiaries, as well as certain F&G non-life subsidiaries file separate tax returns from the FNF consolidated group. Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2025, includes: $82 million of deferred tax assets as well as $84 million of tax receivables related to F&G subsidiaries who file separate tax returns. As of December 31, 2024, prepaid expenses and other assets included $20 million of deferred tax assets related to the FNF consolidated group as well as $6 million of tax receivables and $295 million of deferred tax assets related to F&G subsidiaries who file separate tax returns.
We continue to be a participant in the Internal Revenue Service (“IRS”) Compliance Assurance Process that is a real-time audit. The 2025 U.S. federal income tax return remains open to examination by the IRS. We file income tax returns in various foreign and US state jurisdictions. Our state income tax returns for the 2021 through 2025 tax years remain subject to examination by state jurisdictions. The F&G life insurance group files a separate consolidated return with the IRS. The F&G federal income tax returns for 2020 through the current period remain open to examination by the IRS.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of December 31, 2025, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The application of the OBBBA tax provisions did not result in material changes to the Company's total income tax expense or effective tax rate for the year ended December 31, 2025.

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

Note T - Employee Benefit Plans
Stock Purchase Plan
During the three-year period ended December 31, 2025, our eligible employees could voluntarily participate in our employee stock purchase plan (“ESPP”) sponsored by us. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP.
We contributed $51 million, $34 million, and $30 million to the ESPP in the years ended December 31, 2025, 2024, and 2023, respectively, in accordance with our matching contribution.
FNF 401(k) Profit Sharing Plan
During the three-year period ended December 31, 2025, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 40% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. During the year ended December 31, 2025, 2024 and 2023, we made an employer match on the 401(k) Plan of $0.50 on each $1.00 contributed up to the first 6% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $50 million, $46 million, and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was credited based on the participant's individual investment elections in the FNF 401(k) Plan.
Omnibus Incentive Plan
In 2005, we established the FNT 2005 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) authorizing the issuance of up to 8 million shares of common stock, subject to the terms of the Omnibus Plan. On October 23, 2006; May 29, 2008; May 25, 2011; May 22, 2013; and June 15, 2016, the shareholders of FNF approved amendments to increase the number of shares for issuance under the Omnibus Plan by 16 million, 11 million, 6 million, 6 million, and 10 million shares, respectively. The primary purpose of the increases were to assure that we had adequate means to provide equity incentive compensation to our employees on a going-forward basis. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2025, there were 2,105,535 shares of restricted stock and no stock options outstanding under the Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors.
F&G Omnibus Incentive Plan
On June 1, 2020, in connection with the acquisition of F&G, we assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “F&G Omnibus Plan”) and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the F&G Omnibus Plan. Each unvested stock option assumed under the F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2025, there were no shares of restricted stock and no stock options outstanding under the F&G Omnibus Plan.
FNF stock option transactions under the F&G Omnibus Plan for 2025, 2024, and 2023 are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance January 1, 2023	1,172,607	$35.15	1,172,607
Exercised	(502,414)	30.31
Canceled	(26,570)	38.07
Balance, December 31, 2023	643,623	$38.8	643,623
Exercised	(543,623)	38.74
Canceled	—	—
Balance, December 31, 2024	100,000	$39.10	100,000
Exercised	(100,000)	39.10
Balance, December 31, 2025	—	$—	—

FNF restricted stock transactions under the Omnibus Plan in 2025, 2024, and 2023 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	1,841,544	$41.59
Granted	966,093	44.44
Canceled	(23,975)	41.42
Vested	(908,267)	40.26
Balance, December 31, 2023	1,875,395	$43.69
Granted	1,604,119	60.23
Canceled	(16,603)	45.92
Vested	(1,105,691)	47.21
Balance, December 31, 2024	2,357,220	$53.28
Granted	862,320	57.50
Canceled	(12,617)	47.55
Vested	(1,101,388)	50.02
Balance, December 31, 2025	2,105,535	$56.75

FNF restricted stock transactions under the F&G Omnibus Plan in 2025, 2024, and 2023 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	501,548	$42.31
Granted	—	—
Canceled	(15,965)	45.63
Vested	(304,104)	42.87
Balance, December 31, 2023	181,479	$41.08
Granted	—	—
Canceled	(13,082)	48.28
Vested	(168,397)	40.53
Balance, December 31, 2024	—	$—
Granted	—	—
Canceled	—	—
Vested	—	—
Balance, December 31, 2025	—	$—

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. In 2024, we issued a $50 million restricted stock grant to our chairman, of which one quarter of the grant vested immediately, with the remaining three quarters vesting in equal installments over a period of three years on each anniversary of the grant date. The total fair value of restricted stock awards granted in the years ended December 31, 2025, 2024, and 2023 was $50 million, $97 million, and $43 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2025, 2024, and 2023 was $63 million, $76 million, and $51 million, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2025, 2024, and 2023 was $3 million, $9 million, and $8 million, respectively. Net earnings attributable to FNF Shareholders reflects stock-based compensation expense amounts of $88 million for the year ended December 31, 2025, $82 million for the year ended

December 31, 2024 and $60 million for the year ended December 31, 2023, which are included in personnel costs in the reported financial results of each period.
At December 31, 2025, the total unrecognized compensation cost related to non-vested stock option grants and restricted stock grants is $91 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.69 years.
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
Note U - Financial Instruments with Off-Balance Sheet Risk and Concentration of Risk
 In the normal course of business, we and certain of our subsidiaries enter into off-balance sheet credit arrangements associated with certain aspects of the title insurance business and other activities.
We generate a significant amount of title insurance premiums in Texas, California, Florida, Pennsylvania and Illinois. Title insurance premiums as a percentage of the total title insurance premiums written from those five states are detailed as follows:

	2025	2024	2023
Texas	14.1%	13.8%	14.3%
California	12.2%	12.9%	13.0%
Florida	9.4%	10.2%	10.7%
Illinois	5.8%	5.8%	6.0%
Pennsylvania	5.4%	5.2%	4.9%
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
Note V - Recent Accounting Pronouncements
Adopted Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. We adopted this standard as of December 31, 2025 and are applying this guidance on a prospective basis. Refer to Note S Income Taxes for further information.
Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update refine capitalization thresholds by removing all references to project stages. The amendments require that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”). Additionally, the amendments clarify the disclosure requirements for internal-use software costs. The amendments in this update are effective for all companies for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied using a prospective, retrospective, or modified transition approach. We are in the process of assessing this standard and its impact upon adoption.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update make improvements to the hedge accounting guidance, with the overall goal of simplifying the application of hedge accounting guidance. The main amendments in this Update include: Issue 1) Similar Risk Assessment for Cash Flow Hedges: expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions, Issue 2) Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments: establishes a model that enables hedge accounting to be applied more broadly to choose-your-rate debt and address existing diversity in practice, Issue 3) Cash Flow Hedges of Nonfinancial Forecasted Transactions: expands hedge accounting for forecasted purchases and sales of nonfinancial assets subject to certain criteria, Issue 4) Net Written Options as Hedging Instruments: accommodates differences in the loan and swap markets that resulted from reference rate reform, eliminating the requirement for the net written option test in certain instances, and Issue 5) Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge): eliminates the recognition and presentation mismatch related to a dual hedge strategy. The amendments in this update are effective for public companies for annual and interim reporting periods beginning after December 15, 2026. Early adoption is permitted, and the amendments should be applied using a prospective basis for all hedging relationships. We are in the process of assessing this standard and its impact upon adoption.

Note W - Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	147	—	109	—
Attributed fees collected and interest accrual	156	—	147	—
Actual policyholder behavior different from expected	45	—	(5)	—
Changes in assumptions and other	8	—	24	—
Effects of market related movements	6	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	684	1	322	1
Effect of changes in the instrument-specific credit risk	128	—	98	—
Balance, end of period, net liability	812	1	420	1
Less: reinsured market risk benefits	195	—	61	—
Balance, end of period, net of reinsurance	$617	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.84	84.69	67.98	83.51
Net amount at risk	$1,900	$2	$1,327	$2
The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Consolidated Balance Sheets:

	December 31, 2025			December 31, 2024
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$88	$197	$285	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$88	$197	$285	$128	$61	$189

MRB liability
Indexed annuities	$900	$2	$902	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$901	$2	$903	$549	$—	$549

The net MRB liability increased for the year ended December 31, 2025, primarily as a result of collection of attributed fees, interest accrual, and MRB reserves for contracts issued within the period.
For the year ended December 31, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the year ended December 31, 2025, F&G updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025. For the year ended December 31, 2024, F&G updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note X — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(In millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (a)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of year	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of year	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
(a)Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b)FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c)The reconciling items reconcile the account balance to the gross GAAP liability. For indexed annuities and universal life, the reconciling items represent embedded derivatives and include the combination of the host contracts and the fair value of the embedded derivatives. For FABN, the reconciling items represent basis adjustments due to the impact of fair value hedge accounting.
(d)For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(e)These amounts are gross of reinsurance.

	December 31, 2024
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(In millions)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	6,649	5,125	208	600	1,804
Premiums received	120	1	495	—	—
Policy charges (a)	(195)	—	(315)	—	—
Surrenders and withdrawals	(3,832)	(1,479)	(101)	—	—
Benefit payments	(495)	(315)	(18)	(820)	(1,606)
Interest credited	821	667	157	71	117
Other	3	—	—	(1)	(2)
Balance, end of year	30,235	17,442	2,817	2,463	2,852
Embedded derivative adjustment (c)	219	—	79	—	—
Gross liability, end of year	30,454	17,442	2,896	2,463	2,852
Less: Reinsurance recoverable	861	11,009	877	—	—
Net liability, after reinsurance	$29,593	$6,433	$2,019	$2,463	$2,852

Weighted-average crediting rate	2.90%	4.42%	6.20%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$74,279	N/A	N/A
Cash surrender value (e)	$27,865	$16,266	$2,177	N/A	N/A
(a)Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b)FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c)The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d)For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(e)These amounts are gross of reinsurance.

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Consolidated Balance Sheets:

	December 31,
	2025	2024
	(In millions)
Indexed annuities	$33,547	$30,454
Fixed rate annuities	19,267	17,442
Immediate annuities	262	286
Universal life	3,407	2,896
Traditional life	4	5
FABN	3,335	2,463
FHLB	2,898	2,852
PRT	6	6
Total	$62,726	$56,404
Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees. During the years ended December 31, 2025 and 2024, based on policyholder behavior, experience and interest rate movements, F&G reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in Contractholder funds of approximately $22 million and $89 million for the years ended December 31, 2025 and December 31, 2024, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	1,419	482	931	1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal Life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$721	$596	$309	$880	$2,506
1.51%-2.50%	432	1	313	485	1,231
Greater than 2.50%	253	—	—	14	267
Subtotal	$1,406	$597	$622	$1,379	$4,004
No guaranteed minimum crediting rate					26,231
Total					$30,235

Fixed rate annuities
Up to 1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal Life
Up to 1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note Y — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	December 31, 2025	December 31, 2024
Expected net premiums	(In millions)
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	1	(4)
Balance adjusted for variances from expectation	781	870
Interest accrual	15	17
Net premiums collected	(96)	(107)
Ending balance at original discount rate	700	780
Effect of changes in discount rate assumptions	(115)	(149)
Balance, end of year	$585	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	(21)	44
Balance adjusted for variances from expectation	2,347	2,536
Interest accrual	50	54
Benefits payments	(230)	(222)
Ending balance at original discount rate	2,167	2,368
Effect of changes in discount rate assumptions	(312)	(435)
Balance, end of year	$1,855	$1,933

Net liability for future policy benefits	$1,270	$1,302
Less: Reinsurance recoverable	489	513
Net liability for future policy benefits, after reinsurance recoverable	$781	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.84	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	December 31, 2025	December 31, 2024
	(In millions)
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(36)	(3)
Effect of actual variances from expected experience	13	(11)
Balance adjusted for variances from expectation	6,394	4,337
Issuances	2,206	2,324
Interest accrual	331	240
Benefits payments	(663)	(484)
Ending balance at original discount rate	8,268	6,417
Effect of changes in discount rate assumptions	(156)	(363)
Balance, end of year	$8,112	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$8,112	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.80	7.78

	Immediate annuities
	December 31, 2025	December 31, 2024
	(In millions)
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of actual variances from expected experience	(11)	(27)
Balance adjusted for variances from expectation	1,721	1,761
Issuances	17	30
Interest accrual	54	59
Benefits payments	(113)	(118)
Ending balance at original discount rate	1,679	1,732
Effect of changes in discount rate assumptions	(403)	(435)
Balance, end of year	$1,276	$1,297

Net liability for future policy benefits	$1,276	$1,297
Less: Reinsurance recoverable	106	109
Net liability for future policy benefits, after reinsurance recoverable	$1,170	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.32	12.63

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts:

	December 31, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$6	$87	$10
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	2	1	8	—
Balance adjusted for variances from expectation	92	7	95	2
Issuances	6	1	3	1
Interest accrual	1	—	1	4
Amortization	(9)	(1)	(9)	(1)
Balance, end of year	$90	$7	$90	$6
The following table reconciles the net FPB to the FPB in the Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	December 31,
	2025	2024
	(In millions)
Traditional life	$1,270	$1,302
Immediate annuities	1,276	1,297
PRT	8,112	6,054
Immediate annuities DPL	90	90
PRT DPL	7	6
Total	$10,755	$8,749
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted			Discounted
	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Traditional life	(In millions)
Expected future benefit payments	$2,511	$2,705		$1,857	$1,948
Expected future gross premiums	848	914		630	681
Immediate annuities
Expected future benefit payments	$3,095	$3,189		$1,276	$1,297
Expected future gross premiums	—	—	—	—	—
PRT
Expected future benefit payments	$13,074	$10,038		$8,112	$6,054
Expected future gross premiums	—	—		—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the Consolidated Statements of Earnings:

	Gross Premiums (a)			Interest Expense (b)
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
	(In millions)
Traditional life	$99	$111	$123	$35	$37	$37
Immediate annuities	17	18	24	54	59	51
PRT	2,107	2,217	1,964	331	240	109
Total	$2,223	$2,346	$2,111	$420	$336	$197
(a) Included in Life insurance premiums and other fees on the Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves (remeasurement gains (a)) on the Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	December 31,
	2025	2024	2023
Traditional life
Interest accretion rate	2.35%	2.34%	2.33%
Current discount rate	4.77%	5.44%	5.03%
Immediate annuities
Interest accretion rate	3.20%	3.17%	3.14%
Current discount rate	5.29%	5.45%	4.98%
PRT
Interest accretion rate	4.87%	4.72%	4.61%
Current discount rate	4.98%	5.54%	5.03%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	December 31,
	2025			2024			2023
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.4%	2.4%	2.6%	1.4%	2.7%	2.7%	1.7%	3.2%	3.2%
Expected experience	1.6%	1.7%	2.5%	1.5%	1.9%	2.5%	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%	0.1%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.5%	—%	—%	0.3%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	December 31, 2025		December 31, 2024
	Cohort X	Description	Cohort X	Description
NPR before capping	104%	Term with return of premium Non-NY Cohort	108%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,145	Term with return of premium Non-NY Cohort	$1,147	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,156	Term with return of premium Non-NY Cohort	1,174	Term with return of premium Non-NY Cohort
Loss Expense	11	Term with return of premium Non-NY Cohort	27	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the years ended December 31, 2025 and 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.
Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G updated the assumptions for surrenders and lapses. Updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.
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

Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at December 31, 2025 and December 31, 2024.

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
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Item 9B.    Other Information
During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

2.4	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)
3.1	Articles of Incorporation of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)
3.2	Bylaws of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 12, 2025)
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

4.29	Form of F&G Annuities & Life, Inc.’s 7.300% junior subordinated notes due 2065 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2025).
4.30	Ninth Supplemental Indenture, dated as of June 4, 2025 (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2025).
10.1	Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Schedule 14A filed on April 29, 2016) (1)

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
10.15
Amendment effective May 3, 2016 to Director Services Agreement between the Registrant and William P. Foley II (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.16
Letter agreement between Fidelity National Financial, Inc. and William P. Foley, II dated May 28, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2020) (1)

10.17
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Anthony J. Park (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.18
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.19
Amendment effective May 3, 2016 to Amended and Restated Employment Agreement between the Registrant and Peter T. Sadowski (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.20
Amended and Restated Employment Agreement between the Registrant and Michael Nolan, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2022)

10.21
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2023 Awards (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023)

10.22
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2023 Awards (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024)

10.23
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Awards (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024)

10.24
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Awards (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024)

10.25
Form of Notice of Restricted Stock Grant and FNF Restricted Stock Award Agreement for William P. Foley, II under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2024 Award (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024)

10.26
Form of Notice of Restricted Stock Grant and FNF Employee Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2025 Awards

10.27
Form of Notice of Restricted Stock Grant and FNF Director Restricted Stock Award Agreement under Amended and Restated Fidelity National Financial, Inc. 2005 Omnibus Incentive Plan for November 2025 Awards

10.28
Amendment effective November 1, 2019 to Amended and Restated Employment Agreement between the Registrant and Michael L. Gravelle effective May 3, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (1)

10.29
FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated through June 1, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2020) (1)

10.30
F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to F&G Annuities & Life, Inc.’s Current Report on Form 8-K filed on December 1, 2022, SEC File Number 001-41490) (1)

10.31
Form of Notice of F&G Director Restricted Stock Grant dated November 8, 2024, under F&G 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024).

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
Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Nolan	Chief Executive Officer	February 26, 2026
Michael J. Nolan	(Principal Executive Officer)

/s/ Anthony J. Park	Chief Financial Officer	February 26, 2026
Anthony J. Park	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Chairman of the Board	February 26, 2026
William P. Foley, II

/s/ Raymond R. Quirk	Director and Executive Vice Chairman of the Board	February 26, 2026
Raymond R. Quirk

/s/ Douglas K. Ammerman	Director	February 26, 2026
Douglas K. Ammerman

/s/ Halim Dhanidina	Director	February 26, 2026
Halim Dhanidina

/s/ Thomas M. Hagerty	Director	February 26, 2026
Thomas M. Hagerty

/s/ Daniel D. (Ron) Lane	Director	February 26, 2026
Daniel D. (Ron) Lane

/s/ Sandra D. Morgan	Director	February 26, 2026
Sandra D. Morgan

/s/ Heather H. Miller	Director	February 26, 2026
Heather H. Miller

/s/ John D. Rood	Director	February 26, 2026
John D. Rood

/s/ Peter O. Shea, Jr.	Director	February 26, 2026
Peter O. Shea, Jr.

/s/ Cary H. Thompson	Director	February 26, 2026
Cary H. Thompson

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31,
	2025	2024
ASSETS
Cash	$396	$534
Short-term investments	262	252
Investment in unconsolidated affiliates	2	3
Notes receivable	142	212
Investments in and amounts due from subsidiaries	9,245	8,882
Property and equipment, net	15	2
Prepaid expenses and other assets	358	433
Total assets	$10,420	$10,318
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$424	$385
Income taxes payable	1	51
Deferred tax liability	439	—
Notes payable	2,132	2,128
Total liabilities	2,996	2,564
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of December 31, 2025 and 2024; outstanding of 271 and 275 as of December 31, 2025 and 2024, respectively, and issued of 332 and 331 as of December 31, 2025 and 2024, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50,000,000 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,042	5,976
Retained earnings	5,484	5,982
Accumulated other comprehensive earnings	(1,678)	(2,052)
Less: Treasury stock, 61 and 56 shares as of December 31, 2025 and 2024, at cost	(2,424)	(2,152)
Total equity of Fidelity National Financial, Inc. common shareholders	7,424	7,754
Total liabilities and equity	$10,420	$10,318
See Notes to Financial Statements

SCHEDULE II

FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF EARNINGS AND RETAINED EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Revenues:
Other fees and revenue	$39	$38	$33
Interest and investment income and realized gains	64	76	74
Recognized gains and losses, net	7	2	(31)
Total revenues	110	116	76
Expenses:
Personnel expenses	100	94	70
Other operating expenses	38	28	47
Interest expense	77	76	77
Total expenses	215	198	194
Losses before income tax benefit and equity in earnings of subsidiaries	(105)	(82)	(118)
Income tax expense (benefit)	419	(20)	(29)
Losses before equity in earnings of subsidiaries	(524)	(62)	(89)
Equity in earnings of subsidiaries	1,126	1,332	606
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$602	$1,270	$517

Retained earnings, beginning of year	$5,982	$5,244	$5,225
Dividends declared	(549)	(532)	(498)
Distribution of F&G to FNF common shareholders	(551)	—	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	602	1,270	517
Retained earnings, end of year	$5,484	$5,982	$5,244
See Notes to Financial Statements

SCHEDULE II
FIDELITY NATIONAL FINANCIAL, INC.
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash Flows From Operating Activities:
Net earnings	$602	$1,270	$517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in earnings of subsidiaries	(1,126)	(1,332)	(606)
Depreciation and amortization	1	1	1
Stock-based compensation	83	82	57
Net change in income taxes	415	5	(262)
Net increase in prepaid expenses and other assets	(3)	(113)	(72)
Net increase in accounts payable and other accrued liabilities	36	27	70
Net cash provided by (used in) operating activities	8	(60)	(295)
Cash Flows From Investing Activities:
Purchase of F&G preferred stock	—	(250)	—
Net (purchases of) proceeds from short-term investment activities	(10)	235	82
Purchase of F&G common stock	(151)	—	—
Additions to notes receivable	(1)	(1)	(12)
Collection of notes receivable	40	55	47
Investments in subsidiaries	(95)	—	—
Net cash provided by (used in) investing activities	(217)	39	117
Cash Flows From Financing Activities:
Dividends paid	(546)	(532)	(500)
Purchases of treasury stock	(251)	—	(6)
Exercise of stock options	4	21	15
Payment for shares withheld for taxes and in treasury	(18)	(22)	(17)
Additional investments in non-controlling interests	(6)	(12)	(12)
Net cash transfers from subsidiaries	888	703	689
Net cash provided by (used in) financing activities	71	158	169
Net change in cash and cash equivalents	(138)	137	(9)
Cash at beginning of year	534	397	406
Cash at end of year	$396	$534	$397
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
B.    Notes Payable
Notes payable consist of the following:

	December 31,
	2025	2024
	(In millions)
4.50% Notes, net of discount	$448	$447
3.40% Notes, net of discount	646	646
2.45% Notes, net of discount	596	595
3.20% Notes, net of discount	445	444
Revolving credit facility	(3)	(4)
	$2,132	$2,128
C.    Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash paid during the year:
Interest paid	$73	$73	$73
Income tax payments	241	229	213
D.     Cash Dividends Received
We have received cash dividends from our title insurance underwriters and F&G of $0.6 billion, $0.6 billion, and $0.4 billion during the years ended December 31, 2025, 2024, and 2023, respectively.

Schedule III
FIDELITY NATIONAL FINANCIAL, INC.
F&G Supplementary Insurance Information
(in millions)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
F&G Segment:
Deferred acquisition costs	$3,637	$3,036	$2,215
Future policy benefits, losses, claims and loss expenses	10,755	8,749	7,050
Other policy claims and benefits payable	100	102	92
Life insurance premiums and other fees	2,795	2,860	2,413
Interest and investment income	2,837	2,719	2,211
Benefits, claims, losses and settlement expenses	(3,963)	(3,791)	(3,553)
Amortization of deferred policy acquisition costs	(357)	(280)	(191)
Other operating expenses, net of deferrals	(156)	(203)	(146)

See Report of Independent Registered Public Accounting Firm.

Schedule IV
FIDELITY NATIONAL FINANCIAL, INC.
F&G Reinsurance
(In millions)

For the Year Ended December 31, 2025	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$13,148	$(1,306)	$—	$11,842	—%

Premiums and other considerations:
Traditional life insurance premiums	115	(85)	—	30	—
Life-contingent PRT premiums	2,108	—	—	2,108	—
Annuity product charges and other fees	717	(60)	—	657	—
Total premiums and other considerations	$2,940	$(145)	$—	$2,795	—%

For the Year Ended December 31, 2024	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$10,906	$(1,370)	$—	$9,536	—%

Premiums and other considerations:
Traditional life insurance premiums	129	(94)	—	35	—
Life-contingent PRT premiums	2,217	—	—	2,217	—
Annuity product charges and other fees	655	(47)	—	608	—
Total premiums and other considerations	$3,001	$(141)	$—	$2,860	—%

For the Year Ended December 31, 2023	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$8,448	$(1,436)	$—	$7,012	—%

Premiums and other considerations:
Traditional life insurance premiums	148	(105)	—	43	—
Life-contingent PRT premiums	1,964	—	—	1,964	—
Annuity product charges and other fees	455	(49)	—	406	—
Total premiums and other considerations	$2,567	$(154)	$—	$2,413	—%

See Report of Independent Registered Public Accounting Firm