Form 10-Q
period 2026-03-31
Fidelity National Financial, Inc.
filed 2026-05-08
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The registrant had 269,157,540 shares of common stock issued and outstanding as of April 30, 2026.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2026

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of March 31, 2026 and December 31, 2025, at an amortized cost of $57,703 and $57,161, respectively, net of allowance for credit losses of $91 and $112, respectively, and includes pledged fixed maturity securities of $470 and $446, respectively, related to secured trust deposits	$54,407	$54,561
Fixed maturity securities, at fair value under the fair value option	93	—
Preferred securities, at fair value	432	436
Equity securities, at fair value	410	493
Derivative investments	898	1,156
Mortgage loans, net of allowance of $97 and $86 as of March 31, 2026 and December 31, 2025, respectively	8,459	7,891
Investments in unconsolidated affiliates (2026 and 2025 includes $270 and $262 related to investments held by consolidated variable interest entities ("VIEs") and 2026 and 2025 include certain investments at fair value of $260 and $270, respectively)	5,299	5,166
Other long-term investments (2026 and 2025 include $246 and $248 related to investments held by consolidated VIEs)	1,579	1,572
Short-term investments (2026 and 2025 include $33 and $116 related to investments held by consolidated VIEs)	1,655	1,920
Total investments	73,232	73,195
Cash and cash equivalents, as of March 31, 2026 and December 31, 2025 includes $329 and $261, respectively, of pledged cash related to secured trust deposits (2026 and 2025 include $1 and $2 related to investments held by consolidated VIEs)	2,467	2,636
Trade and notes receivables, net of allowance of $30 and $31 as of March 31, 2026 and December 31, 2025, respectively	473	473
Reinsurance recoverable, net of allowance of $18 and $18 as of March 31, 2026 and December 31, 2025, respectively	19,979	17,551
Goodwill	5,216	5,272
Prepaid expenses and other assets	2,116	2,012
Market risk benefits asset	308	285
Lease assets	336	336
Other intangible assets, net	6,761	6,641
Title plants	424	424
Property and equipment, net	187	189
Total assets	$111,499	$109,014
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$63,474	$62,726
Future policy benefits	10,748	10,755
Accounts payable and accrued liabilities	3,344	3,828
Market risk benefits liability	968	903
Notes payable	4,402	4,400
Reserve for title claim losses	1,704	1,700
Funds withheld for reinsurance liabilities	16,487	14,191
Secured trust deposits	802	731
Lease liabilities	367	368
Income taxes payable	46	1
Deferred tax liability	438	439
Total liabilities	102,780	100,042
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of March 31, 2026 and December 31, 2025; outstanding of 269 and 271 as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,068	6,042
Retained earnings	5,586	5,484
Accumulated other comprehensive loss	(1,895)	(1,678)
Treasury stock, 63 and 61 shares as of March 31, 2026 and December 31, 2025, respectively, at cost	(2,505)	(2,424)
Total Fidelity National Financial, Inc. shareholders’ equity	7,254	7,424
Non-controlling interests	1,465	1,548
Total equity	8,719	8,972
Total liabilities and equity	$111,499	$109,014
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended March 31,
	2026	2025
	(Unaudited)
Revenues:
Direct title insurance premiums	$583	$510
Agency title insurance premiums	788	681
Escrow, title-related and other fees	1,111	1,065
Interest and investment income	822	760
Recognized gains and losses, net	(78)	(287)
Total revenues	3,226	2,729
Expenses:
Personnel costs	827	770
Agent commissions	608	528
Other operating expenses	398	377
Benefits and other changes in policy reserves	484	524
Market risk benefit losses	73	109
Depreciation and amortization	215	196
Provision for title claim losses	62	54
Interest expense	61	60
Total expenses	2,728	2,618
Earnings before income taxes and equity in earnings of unconsolidated affiliates	498	111
Income tax expense	175	29
Earnings before equity in earnings of unconsolidated affiliates	323	82
Equity in (losses) earnings of unconsolidated affiliates	(2)	1
Net earnings	321	83
Less: Net earnings attributable to non-controlling interests	78	—
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$243	$83
Earnings per share
Net earnings per share attributable to common shareholders, basic	$0.90	$0.30
Net earnings per share attributable to common shareholders, diluted	$0.90	$0.30

Weighted average common shares outstanding - basic	269	273
Weighted average common shares outstanding - diluted	269	273

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,

	2026	2025
	(Unaudited)
Net earnings	$321	$83
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(591)	267
Unrealized gain on investments in unconsolidated affiliates (2)	—	8
Unrealized (loss) gain on foreign currency translation (3)	(11)	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	25	(2)
Changes in current discount rate - future policy benefits (5)	162	(86)
Changes in instrument-specific credit risk - market risk benefits (6)	38	23
Other comprehensive loss attributable to non-controlling interest (7)	105	(30)
Change in F&G outside tax basis	55	—
Other comprehensive earnings	(217)	186
Comprehensive earnings	104	269
Less: Comprehensive earnings attributable to non-controlling interests	78	—
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$26	$269

(1)Net of income tax (benefit) expense of $(154) million and $63 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Net of income tax expense of $2 million for the three months ended March 31, 2025.
(3)Net of income tax (benefit) expense of $(3) million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Net of income tax expense of $6 million for the three months ended March 31, 2026.
(5)Net of income tax expense (benefit) of $43 million and $(21) million for the three months ended March 31, 2026 and 2025, respectively.
(6)Net of income tax expense of $10 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
(7)Net of income tax expense (benefit) of $29 million and $(8) million for the three months ended March 31, 2026 and 2025, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
F&G common stock offering	—	—	8	—	—	—	—	109	117
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	267	—	—	—	267
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	6	—	—	—	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(2)	—	—	—	(2)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	23	—	—	—	23
Change in current discount rate - liability for future policy benefits	—	—	—	—	(86)	—	—	—	(86)
Stock-based compensation	—	—	20	—	—	—	—	1	21
Shares withheld for taxes and in treasury	—	—	—	—	—	—	—	(2)	(2)
Dilution from share issuance by consolidated sub	—	—	—	—	—	—	—	—	—
Repurchases of treasury stock	—	—	—	—	—	1	(25)	—	(25)
Dividends declared, $0.50 per common share	—	—	—	(137)	—	—	—	—	(137)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(30)	—	—	30	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Net earnings	—	—	—	83	—	—	—	—	83
Balance, March 31, 2025	331	$—	$6,008	$5,928	$(1,866)	57	$(2,177)	$904	$8,797

Balance, January 1, 2026	332	$—	$6,042	$5,484	$(1,678)	61	$(2,424)	$1,548	$8,972
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	(591)	—	—	—	(591)
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(11)	—	—	—	(11)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	25	—	—	—	25
Change in current discount rate — liability for future policy benefits	—	—	—	—	162	—	—	—	162
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	38	—	—	—	38
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	105	—	—	(105)	—
Stock-based compensation	—	—	21	—	—	—	—	2	23
Repurchases of treasury stock	—	—	—	—	—	2	(81)	—	(81)
F&G repurchases of F&G stock	—	—	9	—	—	—	—	(38)	(29)
Dividends declared, $0.52 per common share	—	—	—	(141)	—	—	—	—	(141)
Change in F&G outside tax basis	—	—	(4)	—	55	—	—	—	51
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Net earnings	—	—	—	243	—	—	—	78	321
Balance, March 31, 2026	332	$—	$6,068	$5,586	$(1,895)	63	$(2,505)	$1,465	$8,719

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,

	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net earnings	$321	$83
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	215	196
Equity in earnings of unconsolidated affiliates	2	(1)
Loss on sales of investments and other assets and asset impairments, net	26	24
Gain on the sale of businesses	(14)	—
Interest credited/index credits to contractholder account balances	49	125
Change in market risk benefits, net	73	109
Deferred policy acquisition costs and deferred sales inducements	(284)	(287)
Charges assessed to contractholders for mortality and admin	(115)	(79)
Non-cash lease costs	32	33
Operating lease payments	(34)	(35)
Distributions from unconsolidated affiliates, return on investment	33	7
Stock-based compensation cost	23	21
Change in NAV of limited partnerships, net	(106)	(63)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	66	259
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral liabilities	(396)	(135)
Change in reinsurance recoverable	14	(13)
Change in future policy benefits	197	210
Change in funds withheld from reinsurers	787	648
Net decrease in trade receivables	7	34
Net increase (decrease) in reserve for title claim losses	4	(18)
Net change in income taxes	167	11
Net change in other assets and other liabilities	(192)	(14)
Net cash provided by operating activities	875	1,115
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	2,973	3,071
Additions to property and equipment, capitalized software and title plants	(27)	(37)
Purchases of investment securities	(4,079)	(5,128)
Net proceeds from sales and maturities of short-term investment securities	265	1,890
Acquisitions and dispositions	73	—
Additional investments in unconsolidated affiliates	(264)	(665)
Distributions from unconsolidated affiliates, return of investment	122	81
Net other investing activities	(8)	3
Net cash used in investing activities	(945)	(785)
Cash flows from financing activities:
Debt offering	—	375
Debt service payments	—	(300)
Dividends paid	(140)	(136)
Subsidiary dividends paid to non-controlling interest shareholders	(20)	(12)
Subsidiary repurchases of own equity	(30)	(2)
Net change in secured trust deposits	70	77
Payment of contingent consideration for prior period acquisitions	(14)	(18)
Contractholder account deposits	2,669	2,789
Contractholder account withdrawals	(2,557)	(2,194)
Purchases of treasury stock	(78)	(24)
F&G common stock offering	—	117
Other financing activities	1	3
Net cash (used in) provided by financing activities	(99)	675
Net (decrease) increase in cash and cash equivalents	(169)	1,005
Cash and cash equivalents at beginning of period	2,636	3,479
Cash and cash equivalents at end of period	$2,467	$4,484
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of Fidelity National Financial, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” the "Company" or “FNF”) prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2025.
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
Recent Developments
F&G Life Re Ltd. (“F&G Life Re”)
On March 1, 2026, F&G completed the sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party. As a result of this transaction, we no longer hold a controlling financial interest and deconsolidated F&G Life Re. Following the sale, F&G Life Re was renamed Ancient Re Ltd. (“Ancient Re”) and is no longer considered a related party. Blackstone retained asset management for the inforce assets, relating to certain inforce FIA policies, and Ancient manages assets under a new forward flow reinsurance agreement, effective March 1, 2026, to cede certain MYGA business. Consideration for the sale included cash received of approximately $102 million and a 19.9% limited partnership interest in Ancient, resulting in a pre-tax gain for the three months ended March 31, 2026 of approximately $14 million, subject to certain post-closing adjustments that are expected to be finalized in the second or third quarter of 2026. The gain is recorded in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings. The calculation of the gain included derecognition of F&G Life Re’s net assets, which included goodwill of approximately $56 million.
Income Tax
Income tax expense was $175 million and $29 million for the three months ended March 31, 2026 and 2025, respectively. Income tax expense attributable to increases in our valuation allowance were $17 million and $4 million for the three months ended March 31, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 35% and 26% for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re in the three months ended March 31, 2026.
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

Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three months ended March 31, 2026 and 2025.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $14 million and $15 million for the three months ended March 31, 2026 and 2025, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Earnings.
Recent Accounting Pronouncements
Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update enhance transparency of certain expense captions by disclosing more granular information of specific expenses within those captions such as personnel costs, depreciation, and amortization. The amendments also require disclosure of qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. The amendments in this update are effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing this standard and its impact on our disclosures upon adoption.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update refine capitalization thresholds by removing all references to project stages. The amendments require that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”). Additionally, the amendments clarify the disclosure requirements for internal-use software costs. The amendments in this update are effective for all companies for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied using a prospective, retrospective, or modified transition approach. We do not expect to early adopt this standard and are in the process of assessing this standard and its impact upon adoption.

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Beginning balance	$1,700	$1,713
Change in insurance recoverable	(1)	(7)
Claim loss provision related to:
Current year	62	54
Total title claim loss provision	62	54
Claims paid, net of recoupments related to:
Current year	(7)	(1)
Prior years	(50)	(64)
Total title claims paid, net of recoupments	(57)	(65)
Ending balance of claim loss reserve for title insurance	$1,704	$1,695
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,467	$—	$—	$—	$2,467
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	8,324	10,281	—	18,605
Commercial mortgage-backed securities	—	4,997	—	—	4,997
Corporates	39	21,405	3,382	—	24,826
Hybrids	34	571	14	—	619
Municipals	—	1,364	3	—	1,367
Residential mortgage-backed securities	—	2,655	3	—	2,658
U.S. Government	950	15	—	—	965
Foreign Governments	105	242	23	—	370
Fixed maturity securities, at fair value under fair value option (a)	93	—	—	—	93
Equity securities:
Preferred equity securities	170	254	8	—	432
Common equity securities	353	—	22	35	410
Derivative investments	2	889	7	—	898
Investments in unconsolidated affiliates	—	—	260	—	260
Other long-term investments (a)	—	246	39	—	285
Short term investments	1,516	65	74	—	1,655
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	630	—	630
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	308	—	308
Mortgage servicing rights ("MSRs")	—	—	140	—	140
Total financial assets at fair value	$5,729	$41,027	$15,218	$35	$62,009
Liabilities
Derivatives:
Indexed annuities/indexed universal life insurance ("IUL") embedded derivatives, included in Contractholder funds	$—	$—	$6,380	$—	$6,380
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	6	2	—	8
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(122)	—	—	(122)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	61	—	61
Market risk benefits liability	—	—	968	—	968
Total financial liabilities at fair value	$—	$(116)	$7,411	$—	$7,295
(a) Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note D Investments for further details.

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,636	$—	$—	$—	$2,636
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,644	10,094	—	18,738
Commercial mortgage-backed securities	—	5,200	—	—	5,200
Corporates	40	21,263	3,145	—	24,448
Hybrids	36	558	15	—	609
Municipals	—	1,390	3	—	1,393
Residential mortgage-backed securities	—	2,848	3	—	2,851
U.S. Government	938	15	—	—	953
Foreign Governments	107	238	23	—	368
Equity securities:
Preferred equity securities	174	254	8	—	436
Common equity securities	441	—	17	35	493
Derivative investments	—	1,156	—	—	1,156
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	1,764	82	74	—	1,920
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
MSRs	—	—	129	—	129
Total financial assets at fair value	$6,136	$41,896	$14,530	$35	$62,597
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$1	$78	$7,526	$—	$7,605
(a) Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note D Investments for further details.
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2026 or December 31, 2025.
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
The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at March 31, 2026 and December 31, 2025 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Market Risk Benefits ("MRBs")
MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options, and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread, which reflects the credit of the reinsurer. See further discussion on MRBs in Note N Market Risk Benefits.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2026 and December 31, 2025, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	March 31, 2026
	(In millions)			March 31, 2026
Assets
Asset-backed securities	$99	Third-Party Valuation	Discount Rate	3.83% - 13.17% (6.68%)
Corporates	9	Discounted Cash Flow	Discount Rate	75.00% - 100.00% (98.68%)
Corporates	676	Third-Party Valuation	Discount Rate	3.67% - 9.07% (6.32%)
Municipals	3	Third-Party Valuation	Discount Rate	5.20% - 5.20% (5.20%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.69% - 5.69% (5.69%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	8.16% - 8.16% (8.16%)
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Common equity securities	5	Discounted Cash Flow	Discount rate	8.20% - 8.20% (8.20%)
Investments in unconsolidated affiliates	260	Market Comparable Company Analysis	EBITDA Multiple	6.5x - 14.9x (10.89x)
Other long-term investments:
Available-for-sale embedded derivative	39	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	630	Discounted Cash Flow	Market Value of Option	0.00% - 56.64% (1.80%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.35%)
			Partial Withdrawal Rate	2.00% - 25.64% (2.54%)
			Non-Performance Spread	0.96% - 2.49% (1.51%)
			Option Cost	0.56% - 5.20% (1.99%)
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.63% - 6.63% (6.63%)
			Collateral Volatility	32.50% - 32.50% (32.50%)
Market risk benefits asset	308	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.23%)
			Partial Withdrawal Rate	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.54% - 1.01% (0.81%)
			GMWB Utilization	50.00% - 75.00% (63.34%)
MSRs	140	Discounted Cash Flow	Discount Rate	7.71% - 10.82% (8.72%)
			Conditional Prepayment Rate	5.81% -13.95% (7.78%)
Total financial assets at fair value (a)	$2,202
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,380	Discounted Cash Flow	Market Value of Option	0.00% - 28.32% (2.84%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.47%)
			Partial Withdrawal Rate	2.00% - 35.71% (2.69%)
			Non-Performance Spread	0.54% - 1.01% (0.81%)
			Option Cost	0.50% - 6.09% (2.81%)
Contingent consideration, included in Accounts payable and accrued liabilities	61	Discounted Cash Flow	Risk-Adjusted Discount Rate	12.00% - 12.00% (12.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
Market risk benefits liability	968	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.23%)
			Partial Withdrawal Rate	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.54% - 1.01% (0.81%)
			GMWB Utilization	50.00% - 75.00% (63.34%)
Total financial liabilities at fair value	$7,409
(a) Assets of $13,016 million and liabilities of $2 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2025
	(In millions)			December 31, 2025
Assets
Asset-backed securities	$92	Third-Party Valuation	Discount Rate	4.36% - 7.15% (5.80%)
Corporates	8	Discounted Cash Flow	Discount Rate	5.50% - 100.00% (98.73%)
Corporates	661	Third-Party Valuation	Discount Rate	3.45% - 8.68% (5.84%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.41% - 5.41% (5.41%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.73% - 5.73% (5.73%)
Municipals	3	Third-Party Valuation	Discount Rate	4.94% - 4.94% (4.94%)
Investments in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.4x - 15.5x (12.10x)
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Common equity securities	12	Discounted Cash Flow	Discount rate	8.10% - 14.00% (14.29%)
MSRs	129	Discounted Cash Flow	Discount Rate	6.38% - 10.69% (8.00%)
			Conditional Prepayment Rate	5.85% - 13.65% (7.77%)
Other long-term investments:
Available-for-sale embedded derivative	41	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	Discounted Cash Flow	Market Value of Option	0.00% - 31.77% (2.74%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.33%)
			Partial Withdrawal Rate	2.00% - 6.50% (2.22%)
			Non-Performance Spread	0.53% - 1.15% (0.90%)
			Option Cost	1.39% - 5.30% (1.98%)
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.35% - 6.35% (6.35%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	285	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rates	0.00% -25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% -75.00% (63.03%)
Total financial assets at fair value (a)	$1,933
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,542	Discounted Cash Flow	Market Value of Option	0.00% - 40.13% (3.84%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.68%)
			Partial Withdrawal Rate	2.00% - 35.71% (2.69%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			Option Cost	0.50% - 6.09% (2.78%)
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50% (11.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.30% - 6.30% (6.30%)
Market risk benefits liability	903	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rate	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% - 75.00% (63.03%)
Total financial liabilities at fair value	$7,517
(a) Assets of $12,597 million and liabilities of $9 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2026
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,094	$11	$(45)	$596	$(84)	$(338)	$47	$10,281	$(42)
Corporates	3,145	—	(42)	312	(18)	(14)	(1)	3,382	(41)
Hybrids	15	—	(1)	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Preferred equity securities	8	—	—	—	—	—	—	8	—
Common equity securities	17	—	—	5	—	—	—	22	—
Derivative investments	—	10	—	—	—	(3)	—	7	—
Investments in unconsolidated affiliates	270	(10)	—	—	—	—	—	260	—
Short term investments	74	—	—	—	—	—	—	74	—
Other long-term investments:
Available-for-sale embedded derivative	41	—	(2)	—	—	—	—	39	(2)
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	(24)	—	257	—	(2)	—	630	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	—	—	—	—	24	—
MSRs	129	(4)	—	15	—	—	—	140	—
Subtotal Level 3 assets at fair value	$14,245	$(17)	$(90)	$1,185	$(102)	$(357)	$46	$14,910	$(85)
Market risk benefits asset (b)	285							308
Total Level 3 assets at fair value	$14,530							$15,218
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,542	$(284)	$—	$256	$—	$(134)	$—	$6,380	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	9	(7)	—	—	—	—	—	2	—
Contingent consideration, included in Accounts payable and accrued liabilities	72	(11)	—	—	—	—	—	61	—
Subtotal Level 3 liabilities at fair value	$6,623	$(302)	$—	$256	$—	$(134)	$—	$6,443	$—
Market risk benefits liability (b)	903							968
Total Level 3 liabilities at fair value	$7,526							$7,411
(a) The net transfers into Level 3 during the three months ended March 31, 2026 were exclusively from Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended March 31, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$1	$3	$1,029	$(143)	$(185)	$—	$8,848	$2
Corporates	2,957	(13)	34	353	(314)	(11)	—	3,006	33
Hybrids	—	—	—	6	—	—	—	6	—
Municipals	—	—	—	4	—	—	—	4	—
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Preferred equity securities	8	(1)	1	—	—	—	—	8	—
Common equity securities	10		—	—	—	—	—	10	—
Derivative investments	3		(2)	—	—	—	—	1	(2)
Investments in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	37	—	—	3	—	—	—	40	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	—	—	—	—	—	32	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives:	98	(5)	—	36	—	—	—	129	—

Other assets	65	—	—	2	—	—	—	67	—
Prepaid expenses and other assets:
Loan receivable	11	—	—	—	—	—	—	11	—
Subtotal Level 3 assets at fair value	$11,545	$(18)	$36	$1,416	$(457)	$(196)	$—	$12,331	$33
Market risk benefits asset (a)	189							187
Total Level 3 assets at fair value	$11,734							$12,518
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	$(67)	$—	$256	$—	$(93)	$—	$5,316	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	—	1	—	—	—	—	1	(1)
Contingent consideration, included in Accounts payable and accrued liabilities	74	2	—	—	—	(12)	—	64	—
Subtotal Level 3 liabilities at fair value	$5,294	$(65)	$1	$256	$—	$(105)	$—	$5,381	$(1)
Market risk benefits liability (a)	549							635
Total Level 3 liabilities at fair value	$5,843							$6,016
(a) Refer to Note N Market Risk Benefits for roll forward activity of the net Market risk benefits asset and liability.

Fair Value Option
We have elected the FVO for certain investments held by consolidated VIEs, including certain loans reported in other long term investments. See Note D Investments for additional information on our investments in VIEs. As discussed above, we have also elected the FVO for certain other investments in unconsolidated affiliates and for a loan receivable.
The following table presents information regarding the assets for which the fair value option was elected.

	March 31,	December 31,
	2026	2025
Assets
Fixed maturity securities, at fair value under fair value option	$93	$—
Investments in unconsolidated affiliates	$260	$270
Other loans, within other long-term investments (a)
Fair Value	$246	$248
Aggregate unpaid principal	249	250
Loan receivable, within prepaid expenses and other assets (b)
Fair Value	$24	$24
Aggregate unpaid principal	24	24
(a) The fair value and unpaid principal balance of loans that are 90 days or more past due was $4 million and $0 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the $4 million of delinquent loans are in nonaccrual status.
(b) No loans are 90 days or more past due or in nonaccrual status.
The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected which are reported within Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

	Three months ended March 31,
	2026	2025
Fixed maturity securities, at fair value under fair value option	$1	$—
Investments in unconsolidated affiliates	(10)	—
Other loans	(1)	—
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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates accounted for under the equity method of accounting were $286 million and $288 million as of March 31, 2026 and December 31, 2025, respectively.

Policy Loans
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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As of March 31, 2026 and December 31, 2025, there were no outstanding balances under the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$146	$—	$—	$146	$146
Commercial mortgage loans	—	—	3,303	—	3,303	3,515
Residential mortgage loans	—	—	4,668	—	4,668	4,944
Investments in unconsolidated affiliates	—	—	—	4,753	4,753	4,753
Policy loans	—	—	157	—	157	157
Other invested assets	18	—	—	77	95	95
Company-owned life insurance	—	—	894	—	894	894
Trade and notes receivables, net of allowance	—	—	473	—	473	473
Total	$18	$146	$9,495	$4,830	$14,489	$14,977

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$52,123	$—	$52,123	$57,094
Debt	—	4,059	—	—	4,059	4,402
Total	$—	$4,059	$52,123	$—	$56,182	$61,496

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Other invested assets	18	—	—	75	93	93
Company-owned life insurance	—	—	887	—	887	887
Trade and notes receivables, net of allowance	—	—	473	—	473	473
Total	$18	$155	$8,956	$4,683	$13,812	$14,254

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Debt	—	4,204	—	—	4,204	4,400
Total	$—	$4,204	$51,027	$—	$55,231	$60,584
For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe that it is probable a price less than NAV would be received in the event of a liquidation.
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

Note D — Investments
Our investments in fixed maturity securities have generally been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within Accumulated other comprehensive loss ("AOCL"), net of deferred income taxes. We have elected the FVO for certain fixed maturity securities held by consolidated VIEs. See below for additional information on our investments in VIEs. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings.
Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note L F&G Reinsurance, for more information on the funds withheld agreements.
The Company’s consolidated AFS investments as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,868	$(20)	$119	$(362)	$18,605
Commercial mortgage-backed securities	5,179	(63)	35	(154)	4,997
Corporates	27,372	(7)	155	(2,694)	24,826
Hybrids	643	—	3	(27)	619
Municipals	1,587	—	3	(223)	1,367
Residential mortgage-backed securities	2,672	(1)	59	(72)	2,658
U.S. Government	967	—	3	(5)	965
Foreign Governments	415	—	1	(46)	370
Total available-for-sale securities	$57,703	$(91)	$378	$(3,583)	$54,407

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,853	$(25)	$166	$(256)	$18,738
Commercial mortgage-backed/asset-backed securities	5,341	(61)	58	(139)	5,199
Corporates	26,538	(25)	302	(2,368)	24,447
Hybrids	625	—	6	(22)	609
Municipals	1,604	—	4	(215)	1,393
Residential mortgage-backed securities	2,846	(1)	76	(70)	2,851
U.S. Government	954	—	5	(3)	956
Foreign Governments	400	—	5	(37)	368
Total available-for-sale securities	$57,161	$(112)	$622	$(3,110)	$54,561
Securities held on deposit with various state regulatory authorities had a fair value of $157 million and $155 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company held $50 million and $54 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of March 31, 2026 and December 31, 2025, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $592 million and $542 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,422 million and $4,621 million as of March 31, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities as of March 31, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2026		December 31, 2025
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$777	$771	$623	$619
Due after one year through five years	6,027	5,999	5,597	5,626
Due after five years through ten years	5,832	5,737	5,811	5,812
Due after ten years	18,348	15,640	18,090	15,716
Subtotal	30,984	28,147	30,121	27,773
Other securities, which provide for periodic payments:
Asset-backed securities	18,868	18,605	18,853	18,738
Commercial mortgage-backed securities	5,179	4,997	5,341	5,199
Residential mortgage-backed securities	2,672	2,658	2,846	2,851
Subtotal	26,719	26,260	27,040	26,788
Total fixed maturity available-for-sale securities	$57,703	$54,407	$57,161	$54,561
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
We recognize an allowance for expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage-backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCL. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.
We consider the following in determining whether write-offs of a security’s amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCL. As of March 31, 2026 and December 31, 2025, our allowance for expected credit losses for AFS securities was $91 million and $112 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$6,481	$(128)	$2,023	$(225)	$8,504	$(353)
Commercial mortgage-backed securities	1,169	(11)	957	(111)	2,126	(122)
Corporates	7,905	(183)	9,712	(2,513)	17,617	(2,696)
Hybrids	166	(4)	311	(23)	477	(27)
Municipals	234	(6)	1,024	(216)	1,258	(222)
Residential mortgage-backed securities	456	(3)	351	(67)	807	(70)
U.S. Government	551	(4)	82	(1)	633	(5)
Foreign Government	86	(2)	189	(43)	275	(45)
Total available-for-sale securities	$17,048	$(341)	$14,649	$(3,199)	$31,697	$(3,540)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,930
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,146
Total number of available-for-sale securities in an unrealized loss position						6,076

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	542	(11)	1,051	(106)	1,593	(117)
Corporates	3,419	(55)	10,097	(2,312)	13,516	(2,367)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,050	(212)	1,251	(215)
Residential mortgage-backed securities	208	(2)	390	(67)	598	(69)
U.S. Government	353	(1)	84	(2)	437	(3)
Foreign Government	60	—	148	(37)	208	(37)
Total available-for-sale securities	$9,600	$(103)	$15,352	$(2,966)	$24,952	$(3,069)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,962
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,194
Total number of available-for-sale securities in an unrealized loss position						4,156
The unrealized losses as of March 31, 2026 and December 31, 2025 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2026 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 4% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for both March 31, 2026 and December 31, 2025, respectively. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	March 31, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$9	—%	$9	—%
Industrial	710	20	671	21
Mixed Use	20	1	21	1
Multifamily	1,253	35	1,150	35
Office	340	10	345	11
Retail	293	8	327	10
Student Housing	83	2	83	3
Other	830	24	654	19
Total CMLs, gross of valuation allowance	$3,538	100%	$3,260	100%
Allowance for expected credit loss	(23)		(18)
Total CMLs, net of valuation allowance	$3,515		$3,242

U.S. Region:
East North Central	$172	5%	$124	4%
East South Central	86	2	86	3
Middle Atlantic	370	10	356	11
Mountain	472	13	396	12
New England	183	5	183	6
Pacific	706	20	709	22
South Atlantic	1,188	35	1,157	34
West North Central	167	5	69	2
West South Central	194	5	180	6
Total CMLs, gross of valuation allowance	$3,538	100%	$3,260	100%
Allowance for expected credit loss	(23)		(18)
Total CMLs, net of valuation allowance	$3,515		$3,242

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the three months ended March 31, 2026 and for the year ended December 31, 2025. CMLs segregated by aging of the loans (by year of origination) as of March 31, 2026 and December 31, 2025 were as follows, gross of valuation allowances:

	March 31, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$319	$612	$292	$195	$292	$1,819	$3,529
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$319	$612	$292	$195	$292	$1828	$3,538

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at March 31, 2026 and December 31, 2025:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2026	(In millions)
LTV Ratios:
Less than 50.00%	$720	$53	$—	$773	22%	$757	23%
50.00% to 59.99%	875	6	47	928	26	860	26
60.00% to 74.99%	1,405	387	15	1,807	51	1,656	50
75.00% to 84.99%	7	14	9	30	1	30	1
Total CMLs	$3,007	$460	$71	$3,538	100%	$3,303	100%

December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

	March 31, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$125	$147	$87	$67	$21	$326	$773
50.00% to 59.99%	45	155	—	54	150	524	928
60.00% to 74.99%	136	310	201	70	112	978	1,807
75.00% to 84.99%	13	—	4	4	9	—	30
Total CMLs	$319	$612	$292	$195	$292	$1,828	$3,538
CMLs
DSC Ratios
Greater than 1.25x	$194	$436	$142	$182	$283	$1,770	$3,007
1.00x - 1.25x	116	169	150	13	—	12	460
Less than 1.00x	9	7	—	—	9	46	71
Total CMLs	$319	$612	$292	$195	$292	$1,828	$3,538

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
CMLs
DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of March 31, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 7%and 6% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	March 31, 2026
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$375	7%
Florida	270	6
New York	270	6
All other states (a)	4,103	81
Total RMLs, gross of valuation allowance	5,018	100%
Allowance for expected credit loss	(74)
Total RMLs, net of valuation allowance	$4,944
(a)     The individual concentration of each state is less than 5% as of March 31, 2026.

	December 31, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)     The individual concentration of each state is less than 5% as of December 31, 2025.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$4,893	98%	$4,650	99%
Non-performing	125	2	67	1
Total RMLs, gross of valuation allowance	5,018	100%	4,717	100%
Allowance for expected loan loss	(74)		(68)
Total RMLs, net of valuation allowance	$4,944		$4,649

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the three months ended March 31, 2026 or during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of March 31, 2026 and December 31, 2025, were as follows, gross of valuation allowances:

	March 31, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$195	$1,758	$715	$313	$746	$1,099	$4,826
30-89 days past due	—	14	6	—	38	10	68
90 days or more past due	—	5	13	22	37	47	124
Total RMLs	$195	$1,777	$734	$335	$821	$1,156	$5,018

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2020	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

    Non-accrual loans by amortized cost as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$125	$67
Commercial mortgage:	9	12
Total non-accrual mortgages	$134	$79

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2026 and 2025.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2026 and December 31, 2025, we had $134 million and $79 million, respectively, of mortgage loans that were over 90 days past due.
As of March 31, 2026 and December 31, 2025, we had $174 million and $111 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended March 31, 2026
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(68)	$(18)	$(86)
Provision (expense) benefit for loan losses	(6)	(5)	(11)
Ending Balance	$(74)	$(23)	$(97)

	Three months ended March 31, 2025
	(In millions)
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(53)	$(17)	$(70)
Provision (expense) benefit for loan losses	(3)	—	(3)
Ending Balance	$(56)	$(17)	$(73)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, the accrued interest receivable balance on CMLs totaled $11 million and $11 million, respectively, and the accrued interest receivable on RMLs totaled $47 million and $45 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Fixed maturity securities, available-for-sale	$582	$569
Equity securities	7	8
Preferred securities	6	6
Mortgage loans	105	82
Invested cash and short-term investments	34	53
Limited partnerships	101	55
Tax deferred property exchange income	30	29
Other investments	30	22
Gross investment income	895	824
Investment expense	(73)	(64)
Interest and investment income	$822	$760
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $228 million and $184 million for the three months ended March 31, 2026 and 2025, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Net realized losses on fixed maturity available-for-sale securities	$(32)	$(2)
Net realized/unrealized losses on equity securities (1)	(50)	(38)
Net realized/unrealized losses on preferred securities (2)	(5)	(2)
Net realized/unrealized losses on other invested assets	(7)	(1)
Change in allowance for expected credit losses	2	(22)
Net realized gain on sale of F&G Life Re	14	—
Derivatives and embedded derivatives:
Realized gains and losses on certain derivative instruments	25	(25)
Unrealized losses on certain derivative instruments	(285)	(159)
Change in fair value of reinsurance related embedded derivatives (3)	261	(41)
Change in fair value of other derivatives and embedded derivatives	(1)	3
Net realized/unrealized losses on derivatives and embedded derivatives	—	(222)
Recognized gains and losses, net	$(78)	$(287)
(1) Includes net valuation losses of $56 million and $43 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes net valuation losses of $5 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, were $260 million and $(42) million for the three months ended March 31, 2026 and 2025, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Proceeds	$1,013	$2,084
Gross gains	4	12
Gross losses	(8)	(14)
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
Consolidated VIEs at March 31, 2026 are structured investments that are managed by third parties. These structured investments are established as special purpose vehicles (“SPVs”) designed to hold specific assets which include limited partnerships, middle market loans, short-term investments, and cash and cash equivalents. The assets of each VIE can be used only to settle obligations of the VIE. Asset and liability information held by consolidated VIEs included on the Consolidated Balance Sheets are as follows:

	March 31, 2026	December 31, 2025
Assets:	(In millions)
Investments in unconsolidated affiliates	$270	$262
Fixed maturity securities, at fair value under fair value option	93	—
Other long-term investments	246	248
Short-term investments	33	116
Cash and cash equivalents	1	2
Total assets	$643	$628

Total consolidated VIE investments	$643	$628
We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note F Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of March 31, 2026 was $893 million.
Unconsolidated VIEs
We own investments in VIEs that are not consolidated within our financial statements. While we participate in the benefits from these VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of certain of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$5,277	$6,491	$5,145	$6,389
Fixed maturity securities	25,894	28,164	26,419	28,803
Total unconsolidated VIE investments	$31,171	$34,655	$31,564	$35,192

Note E — Derivative Financial Instruments
Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	March 31, 2026			December 31, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1,600	$—	$—	$850	$11	$1
Foreign currency swaps (a)	—	—	—	21	—	3
Total derivatives designated as hedging instruments	1,600	—	—	871	11	4

Derivatives not designated as hedging instruments
Equity options (a)	30,812	837	—	29,651	1,062	—
Interest rate swaps (a)	6,734	52	7	6,453	83	3
Foreign currency swaps (a)	687	6	2	503	—	6
Futures contracts (a)	76	2	—	68	—	1
Other derivative investments (a)	90	—	—	93	—	—
Other embedded derivatives (b)	—	39	—	—	41	—
Indexed annuities/IUL embedded derivatives (c)	—	630	6,380	—	399	6,542
Reinsurance related embedded derivatives (d)	—	—	(122)	—	—	75
Total derivatives not designated as hedging instruments	38,399	1,566	6,267	36,768	1,585	6,627
Total derivatives	$39,999	$1,566	$6,267	$37,639	$1,596	$6,631
(a)The fair value of derivative assets is reported in Derivative investments, and the fair value of derivative liabilities is reported in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.
(b)The fair value is included in Other long term investments on the unaudited Condensed Consolidated Balance Sheets.
(c)The fair value of the liability is included in Contractholder funds and the ceded portion is included in Reinsurance recoverable on the unaudited Condensed Consolidated Balance Sheets.
(d)The fair value of the reinsurance related embedded derivative is included in Funds withheld for reinsurance liabilities on the unaudited Condensed Consolidated Balance Sheets, irrespective if in a net asset or net liability position.

The amounts and locations of gains losses, net recognized for derivatives and gains losses, net recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(11)	$11	$—	$—	$9	$(10)
Foreign currency swaps	(1)	1	—	—	(1)	1	—	—
Total derivatives designated as hedging instruments	(1)	1	(11)	11	(1)	1	9	(10)

Derivatives not designated as hedging instruments
Equity options	(247)	—	—	—	(234)	—	—	—
Interest rate swaps	(28)	—	—	—	52	—	—	—
Foreign currency swaps	12	—	—	—	—	—	—	—
Futures contracts	3	—	—	—	5	—	—	—
Other derivative investments	2	—	—	—	(4)	—	—	—
Other embedded derivatives	(1)	—	—	—	—	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(260)	—	—	—	(62)	—
Reinsurance related embedded derivatives	261	—	—	—	(41)	—	—	—
Total derivatives not designated as hedging instruments	2	—	(260)	—	(222)	—	(62)	—
Total derivatives	$1	$1	$(271)	$11	$(223)	$1	$(53)	$(10)

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	March 31, 2026		December 31, 2025
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$—	$—	$21	$—
Contractholder funds	(1,611)	—	(862)	(11)
For the three months ended March 31, 2026 and 2025, the derivative instruments’ gains losses, net excluded from the assessment of hedge effectiveness was immaterial.
During the three months ended March 31, 2026, the foreign currency swap designated as a fair value hedge of foreign fixed maturity AFS securities matured and fair value hedge accounting was discontinued. There were no significant impacts associated with the discontinuation and no cumulative fair value hedging adjustments remain as of March 31, 2026. There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of March 31, 2026 and December 31, 2025.

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
Derivatives not designated as hedging instruments
Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the unaudited Condensed Consolidated Balance Sheets with the ceded portion of the reinsured indexed crediting feature embedded derivatives, recorded as a component of the Reinsurance recoverable in the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Earnings.
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

Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. These embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and losses, net, on the unaudited Condensed Consolidated Statements of Earnings.
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
Net credit risk at any balance sheet date may reflect the timing of collateral settlements, as collateral calls issued or received near the balance sheet date may not be fully reflected in collateral balances until the subsequent settlement date. Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral (a)	Net Credit Risk (a)
	(In millions)
March 31, 2026	$879	$737	$142
December 31, 2025	1,137	1,185	34
(a)Approximately $110 million of additional collateral was received on April 1, 2026.

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of March 31, 2026 and December 31, 2025, counterparties posted collateral of $737 million and $1,185 million, respectively. This included cash collateral of $533 million and $928 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held,was $142 million and $34 million as of March 31, 2026 and December 31, 2025, respectively.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the unaudited Condensed Consolidated Statements of Cash Flows.

We held 182 and 172 futures contracts as of March 31, 2026 and December 31, 2025, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 million and $4 million as of March 31, 2026 and December 31, 2025, respectively.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $8 million and $7 million as of March 31, 2026 and December 31, 2025, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors alleging they breached their fiduciary duties related to their compensation in 2022, 2023, and 2024, and were unjustly enriched. Plaintiff seeks disgorgement of any alleged excessive and unfair compensation payments, the recovery of damages on behalf of FNF, and the reformation of certain corporate governance and internal measures to protect FNF and its stockholders going forward. On August 1, 2025, defendants filed a motion to dismiss the lawsuit based on various grounds. The motion was argued on March 9, 2026, and a decision is pending with the court. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas (the “Southern District of Texas”) styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. Both motions for summary judgment were argued on February 20, 2026.On March 2, 2026, the magistrate judge issued a Memorandum and Recommendation (the “Recommendations”) recommending that FGL Insurance’s motions for summary judgment be granted, and that its motion to exclude Plaintiff’s expert testimony as inadmissible, filed June 9, 2025, be denied as moot. Plaintiff has filed its objections to the Recommendations, and FGL Insurance has responded. The trial judge will review the Recommendations and objections and is expected to issue an order adopting, rejecting, or modifying them. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by Insurance Distribution Consulting, LLC (“IDC”) as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled, Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California, (the “Central District of California”), and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. A decision is pending with the Central District of California. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As these cases continue to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance or Peak will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
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

In our F&G segment, we have unfunded commitments as of March 31, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of March 31, 2026 is included below:

March 31, 2026
Commitment Type	(In millions)
Other fixed maturity securities, AFS	$158
Commercial mortgage loans	71
Residential mortgage loans	423
Other assets	113
Consolidated VIEs:
Other long-term investments	250
Unconsolidated VIEs:
Limited partnerships	1,195
Asset-backed lending	210
Fixed maturity securities, asset-backed securities	572
Direct Lending	1,043
Total	$4,035
Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding was $24 million as of March 31, 2026 and December 31, 2025, respectively. The balance is included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Earnings and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the Other assets line item. Refer to Note C Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.
Note G — Dividends
On May 6, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on June 30, 2026, to FNF common shareholders of record as of June 16, 2026.

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
As of and for the three months ended March 31, 2026:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	583	—	—	—	583
Agency title insurance premiums	788	—	—	—	788
Escrow, title related and other fees	588	496	27	—	1,111
Interest and investment income	91	723	36	(28)	822
Recognized gains and losses, net	(46)	(32)	—	—	(78)
Total segment revenues	2,004	1,187	63	(28)	3,226
Significant segment expenses:
Personnel costs	748	60	19	—	827
Agent commissions	608	—	—	—	608
Other operating expenses	340	33	25	—	398
Benefits and other changes in policy reserves	—	484	—	—	484
Total significant segment expenses	1,696	577	44	—	2,317
Other segment items:
Depreciation and amortization	35	173	7	—	215
Provision for title claim losses	62	—	—	—	62
Market risk benefit gains	—	73	—	—	73
Interest expense	—	41	20	—	61
Total other segment items	97	287	27	—	411
Total segment expenses	1,793	864	71	—	2,728
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	211	323	(8)	(28)	498
Income tax expense	69	74	32	—	175
Earnings (loss) before equity in earnings of unconsolidated affiliates	142	249	(40)	(28)	323
Equity in earnings of unconsolidated affiliates	(2)	—	—	—	(2)
Net earnings (loss) from continuing operations	$140	$249	$(40)	$(28)	$321
Assets	$8,139	$101,035	$2,325	$—	$111,499
Goodwill	2,799	2,124	293	—	5,216

As of and for the three months ended March 31, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	510	—	—	—	510
Agency title insurance premiums	681	—	—	—	681
Escrow, title related and other fees	525	505	35	—	1,065
Interest and investment income	83	666	39	(28)	760
Recognized gains and losses, net	(25)	(263)	1	—	(287)
Total segment revenues	1,774	908	75	(28)	2,729
Significant segment expenses:
Personnel costs	672	67	31	—	770
Agent commissions	528	—	—	—	528
Other operating expenses	313	41	23	—	377
Benefits and other changes in policy reserves	—	524	—	—	524
Total significant segment expenses	1,513	632	54	—	2,199
Other segment items:
Depreciation and amortization	36	153	7	—	196
Provision for title claim losses	54	—	—	—	54
Market risk benefit losses	—	109	—	—	109
Interest expense	—	40	20	—	60
Total other segment items	90	302	27	—	419
Total segment expenses	1,603	934	81	—	2,618
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	171	(26)	(6)	(28)	111
Income tax expense (benefit)	42	(5)	(8)	—	29
Earnings (loss) before equity in earnings of unconsolidated affiliates	129	(21)	2	(28)	82
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$130	$(21)	$2	$(28)	$83
Assets	$7,723	$88,013	$2,473	$—	$98,209
Goodwill	2,799	2,179	293	—	5,271

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
•Elimination. This segment consists of the elimination of intercompany dividends paid from F&G to FNF, which are included in the Corporate and Other segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Three months ended March 31,
	2026	2025
Cash paid for:	(In millions)
Interest	$57	$54
Income taxes	2	6
Deferred sales inducements	73	71
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	—	(500)
Investment received as non-cash consideration for sale of F&G Life Re	38	—
Change in proceeds of sales of investments available for sale receivable in period	(38)	1
Change in purchases of investments available for sale payable in period	37	52
Lease liabilities recognized in exchange for lease right-of-use assets	9	9
Remeasurement of lease liabilities	19	14
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	1	5
Less: Total Purchase price	1	3
Liabilities and noncontrolling interests assumed	$—	$2

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended March 31,
			2026	2025
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$583	$510
Agency title insurance premiums	Agency title insurance premiums	Title	788	681
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	496	505
Home warranty	Escrow, title-related and other fees	Title	36	36
Total revenue from insurance contracts			1,903	1,732
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	208	187
Other title-related fees and income	Escrow, title-related and other fees	Title	171	152
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	94	83
Real estate technology	Escrow, title-related and other fees	Corporate and other	33	33
Total revenue from contracts with customers			506	455
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	79	67
Other	Escrow, title-related and other fees	Corporate and other	(6)	2
Interest and investment income	Interest and investment income	Various	822	760
Recognized gains and losses, net	Recognized gains and losses, net	Various	(78)	(287)
Total revenues	Total revenues		$3,226	$2,729

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	March 31, 2026	December 31, 2025
	(In millions)
Trade receivables	$368	$375
Deferred revenue (contract liabilities)	93	95

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and March 31, 2025, we recognized $37 million and $35 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
	2026	2025
	(In millions)
Balance at January 1,	$551	$401
Capitalization	49	41
Amortization	(8)	(6)
Balance at March 31,	$592	$436
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter.

Note K —Value of Business Acquired ("VOBA"), Deferred Acquisition Costs ("DAC"), and Deferred Sales Inducements ("DSI")
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(In millions)
Customer relationships and contracts	$330	$349
Value of business acquired	1,161	1,196
Deferred acquisition costs	3,752	3,637
Deferred sales inducements	944	891
Value of distribution asset	60	62
Computer software	286	289
Trademarks, tradenames, and other	228	217
Total Other intangible assets, net	$6,761	$6,641
The following tables roll forward VOBA by product for the three months ended March 31, 2026 and 2025:

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2026	$770	$18	$178	$119	$111	$1,196
Amortization	(29)	(1)	(2)	(1)	(2)	(35)
Balance at March 31, 2026	$741	$17	$176	$118	$109	$1,161

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(31)	(1)	(2)	(1)	(3)	(38)
Balance at March 31, 2025	$861	$21	$182	$125	$122	$1,311
VOBA amortization expense of $35 million and $38 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025, respectively.

The following tables roll forward DAC by product for the three months ended March 31, 2026 and 2025.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2026	$2,205	$402	$1,021	$3,628
Capitalization	126	8	77	211
Amortization	(54)	(28)	(16)	(98)
Balance at March 31, 2026	$2,277	$382	$1,082	$3,741

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	126	21	69	216
Amortization	(45)	(25)	(12)	(82)
Balance at March 31, 2025	$1,955	$372	$838	$3,165
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $98 million and $82 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Indexed Annuities	$2,277	$2,205
Fixed Rate Annuities	382	402
Universal Life	1,082	1,021
FABN	7	5
PRT	4	4
Total	$3,752	$3,637
The following table rolls forward DSI for our indexed annuity products for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(In millions)
Balance at January 1,	$891	$625
Capitalization	73	71
Amortization	(20)	(14)
Balance at March 31,	$944	$682
DSI amortization expense of $20 million and $14 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025, respectively.
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

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the three months ended March 31, 2026, F&G updated the assumption for option budgets. For the year ended December 31, 2025, F&G updated the assumptions for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2025.

Note L — F&G Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. The Company follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, the Company follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of March 31, 2026 and December 31, 2025, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026			2025
	(In millions)
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$353	$170	$534	$343	$180	$577
Ceded	(20)	(24)	(50)	(22)	(12)	(53)
Net	$333	$146	$484	$321	$168	$524

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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended March 31, 2026:
Ancient Re: Effective February 28, 2026, in conjunction with the sale of F&G Life Re to Ancient, F&G amended the existing reinsurance agreement with F&G Life Re for certain inforce FIA policies and effective March 1, 2026, added a new forward flow component to cede certain MYGA policies, both on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three months ended March 31, 2026.

The following summarizes our reinsurance recoverable as of March 31, 2026 and December 31, 2025:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	March 31, 2026	December 31, 2025
	(In millions)
Aspida (b)	$8,522	$8,589	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (c)	5,607	5,071	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,875	1,868	Coinsurance	Certain MYGA (d)	Deposit
Ancient Re	1,735	—	Coinsurance Funds Withheld	Certain FIA and certain MYGA	Deposit
Wilton Reassurance Company	1,026	1,032	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	1,228	1,003
Reinsurance recoverable, gross of allowance	19,993	17,563
Allowance for expected credit losses	(18)	(18)
Reinsurance recoverable, net of allowance for expected credit losses	$19,975	$17,545

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) Includes Aspida Life Re Ltd. and Aspida Re Cayman Ltd.
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
As of March 31, 2026 and December 31, 2025, F&G had a deposit asset of $15,007 million and $13,279 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
The Company incurred risk charge fees of $11 million for both the three months ended March 31, 2026 and 2025, in relation to reinsurance agreements.
Credit Losses
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three months ended March 31, 2026 and 2025.

Funds Withheld
The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown below in the unaudited Condensed Consolidated Balance Sheets (in millions):

	March 31, 2026	December 31, 2025
	(in millions)
Fixed maturities, AFS	$14,204	$12,530
Equity securities	65	60
Derivative instruments	76	55
Mortgage loans	217	65
Investments in unconsolidated affiliates	936	752
Policy loans	1	1
Cash and cash equivalents	920	702
Accrued interest receivable, included in Prepaid expenses and other assets	152	146
Accounts payable and accrued liabilities and reconciling items (a)	(84)	(120)
Net assets	$16,487	$14,191
(a) Reconciling items primarily represent net balances in process of settlement or clearing.
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset Reinsurance Ltd. (“Somerset”), Everlake, Ancient Re Ltd. (“Ancient Re”) and Wilton Reassurance Company (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset, Everlake, Ancient Re, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of March 31, 2026. The following table presents financial strength ratings as of March 31, 2026:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset	A	BBB+	—	—
Everlake	A	—	—	—
Ancient Re Ltd.	—	—	—	—
Wilton Re	A+	—	A-	—
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
Our non-U.S. insurance subsidiary, F&G Cayman Re Ltd (“F&G Cayman Re”), a Cayman Islands entity, files financial statements with its regulator the Cayman Islands Monetary Authority (“CIMA”).

U.S. Companies
Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three months ended March 31, 2026 and 2025, and statutory capital and surplus as of March 31, 2026 and December 31, 2025, of our wholly owned U.S. regulated insurance subsidiaries, were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
For the three months ended March 31, 2026	$(14)	$3	$8	$(40)
For the three months ended March 31, 2025	(127)	4	10	(52)
Statutory Capital and Surplus:
March 31, 2026	$1,551	$125	$190	$228
December 31, 2025	1,735	122	182	236
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
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests, which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements as of March 31, 2026 and December 31, 2025. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of March 31, 2026 and December 31, 2025.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $249 million for both March 31, 2026 and December 31, 2025. Without such permitted statutory accounting practices, FGL Insurance’s risk-based capital would have been above the minimum regulatory requirements as of March 31, 2026 and December 31, 2025.
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of March 31, 2026.
Non-U.S. Company
F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by its regulator, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re has two permitted practices, which have been approved by CIMA. F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $13 million and $20 million as of March 31, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of March 31, 2026 and December 31, 2025.

Net income and capital and surplus of our wholly owned Cayman Islands insurance subsidiary under SAP were as follows:

Subsidiary (country of domicile)
F&G Cayman Re (Cayman Islands)
(In millions)
Statutory Net income (loss):
For the three months ended March 31, 2026	$(9)
For the three months ended March 31, 2025	15
Statutory Capital and Surplus:
March 31, 2026	$1,145
December 31, 2025	1134

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026		December 31, 2025
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$812	$1	$420	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$684	$1	$322	$1
Issuances and benefit payments	45	—	147	—
Attributed fees collected and interest accrual	44	—	156	—
Actual policyholder behavior different from expected	53	—	45	—
Changes in assumptions and other	(10)	—	8	—
Effects of market related movements	(12)	—	6	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	804	1	684	1
Effect of changes in the instrument-specific credit risk	80	—	128	—
Balance, end of period, net liability	884	1	812	1
Less: reinsured market risk benefits	225	—	195	—
Balance, end of period, net of reinsurance	$659	$1	$617	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.82	84.74	67.84	84.69
Net amount at risk	$2,082	$2	$1,900	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets:

	March 31, 2026			December 31, 2025
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$80	$228	$308	$88	$197	$285
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$80	$228	$308	$88	$197	$285

MRB liability
Indexed annuities	$964	$3	$967	$900	$2	$902
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$965	$3	$968	$901	$2	$903

The net MRB liability increased for the three months ended March 31, 2026, primarily as a result of collection of attributed fees, interest accrual, actual to expected policyholder behavior, and MRB reserves for contracts issued within the period.
For the three months ended March 31, 2026, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs.
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
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the three months ended March 31, 2026, F&G updated the option budget assumption. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to a decrease in the net MRB liability for the three months ended March 31, 2026. For the year ended December 31, 2025, F&G updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025.

Note O — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	March 31, 2026
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$33,226	$19,265	$3,292	$3,324	$2,898
Issuances	1,644	184	60	750	901
Premiums received	8	—	163	—	—
Policy charges (a)	(57)	—	(103)	—	—
Surrenders and withdrawals	(978)	(605)	(33)	—	—
Benefit payments	(115)	(93)	(5)	(30)	(1,122)
Interest credited	245	222	57	39	25
Other	(4)	—	—	—	—
Balance, end of period	33,969	18,973	3,431	4,083	2,702
Reconciling items (c)	(47)	2	92	—	—
Gross liability, end of period	33,922	18,975	3,523	4,083	2,702
Less: Reinsurance recoverable	5,655	12,834	883	—	—
Net liability, after reinsurance	$28,267	$6,141	$2,640	$4,083	$2,702

Weighted-average crediting rate	2.96%	4.76%	7.07%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,648	N/A	N/A
Cash surrender value (e)	$31,607	$17,783	$2,641	N/A	N/A

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (a)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of period	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of period	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
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
The following table reconciles contractholder funds’ account balances to the Contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
	(In millions)
Indexed annuities	$33,922	$33,547
Fixed rate annuities	18,975	19,267
Immediate annuities	259	262
Universal life	3,523	3,407
Traditional life	4	4
FABN	4,083	3,335
FHLB	2,702	2,898
PRT	6	6
Total	$63,474	$62,726

Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees. For the three months ended March 31, 2026 and the year ended December 31, 2025, based on policyholder behavior, experience, and interest rate movements, F&G reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in Contractholder funds of approximately $5 million and $22 million for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2026
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$701	$422	$295	$777	$2,195
1.51%-2.50%	534	17	767	655	1,973
Greater than 2.50%	203	—	—	2	205
Subtotal	$1,438	$439	$1,062	$1,434	$4,373
No guaranteed minimum crediting rate					29,596
Total					$33,969

Fixed rate annuities
Up to 1.50%	$101	$88	$676	$15,350	$16,215
1.51%-2.50%	3	6	24	444	477
Greater than 2.50%	709	1	5	1,566	2,281
Total	$813	$95	$705	$17,360	$18,973

Universal life
Up to 1.50%	$3,042	$9	$—	$28	$3,079
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	351	—	1	—	352
Total	$3,393	$9	$1	$28	$3,431

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

Note P — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	March 31, 2026	December 31, 2025
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$585	$631
Beginning balance at original discount rate	700	780
Effect of actual variances from expected experience	(2)	1
Balance adjusted for variances from expectation	698	781
Interest accrual	3	15
Net premiums collected	(22)	(96)
Ending balance at original discount rate	679	700
Effect of changes in discount rate assumptions	(120)	(115)
Balance, end of period	$559	$585

Expected FPB
Balance, beginning of year	$1,855	$1,933
Beginning balance at original discount rate	2,167	2,368
Effect of actual variances from expected experience	(3)	(21)
Balance adjusted for variances from expectation	2,164	2,347
Interest accrual	12	50
Benefits payments	(50)	(230)
Ending balance at original discount rate	2,126	2,167
Effect of changes in discount rate assumptions	(334)	(312)
Balance, end of period	$1,792	$1,855

Net liability for future policy benefits	$1,233	$1,270
Less: Reinsurance recoverable	498	489
Net liability for future policy benefits, after reinsurance recoverable	$735	$781

Weighted-average duration of liability for future policyholder benefits (years)	6.02	6.84

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$8,112	$6,054
Beginning balance at original discount rate	8,268	6,417
Effect of changes in cash flow assumptions	—	(36)
Effect of actual variances from expected experience	1	13
Balance adjusted for variances from expectation	8,269	6,394
Issuances	333	2,206
Interest accrual	99	331
Benefits payments	(202)	(663)
Ending balance at original discount rate	8,499	8,268
Effect of changes in discount rate assumptions	(321)	(156)
Balance, end of period	$8,178	$8,112

Net liability for future policy benefits, after reinsurance recoverable	$8,178	$8,112

Weighted-average duration of liability for future policyholder benefits (years)	7.62	7.80

	Immediate annuities
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$1,276	$1,297
Beginning balance at original discount rate	1,679	1,732
Effect of actual variances from expected experience	4	(11)
Balance adjusted for variances from expectation	1,683	1,721
Issuances	5	17
Interest accrual	13	54
Benefits payments	(28)	(113)
Ending balance at original discount rate	1,673	1,679
Effect of changes in discount rate assumptions	(431)	(403)
Balance, end of period	$1,242	$1,276

Net liability for future policy benefits	$1,242	$1,276
Less: Reinsurance recoverable	104	106
Net liability for future policy benefits, after reinsurance recoverable	$1,138	$1,170

Weighted-average duration of liability for future policyholder benefits (years)	12.22	12.32

The following tables summarize balances and changes in the liability for deferred profit liability ("DPL") for limited-payment contracts:

	March 31, 2026		December 31, 2025
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$7	$90	$6
Effect of actual variances from expected experience	(2)	1	2	1
Balance adjusted for variances from expectation	88	8	92	7
Issuances	1	—	6	1
Interest accrual	—	—	1	—
Amortization	(2)	—	(9)	(1)
Balance, end of period	$87	$8	$90	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2026	December 31, 2025
	(In millions)
Traditional life	$1,233	$1,270
Immediate annuities	1,242	1,276
PRT	8,178	8,112
Immediate annuities DPL	87	90
PRT DPL	8	7
Total	$10,748	$10,755
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	March 31,		March 31,
	2026	2025	2026	2025
Traditional life	(In millions)
Expected future benefit payments	$2,458	$2,720	$1,794	$1,938
Expected future gross premiums	821	923	601	671
Immediate annuities
Expected future benefit payments	$3,082	$3,168	$1,242	$1,297
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,431	$10,535	$8,178	$6,360
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	March 31,		March 31,
	2026	2025	2026	2025
	(In millions)
Traditional life	$23	$26	$9	$9
Immediate annuities	5	6	13	14
PRT	324	311	99	74
Total	$352	$343	$121	$97
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	March 31, 2026	December 31, 2025
Traditional life
Interest accretion rate	2.36%	2.35%
Current discount rate	5.07%	4.77%
Immediate annuities
Interest accretion rate	3.22%	3.20%
Current discount rate	5.59%	5.29%
PRT
Interest accretion rate	4.96%	4.87%
Current discount rate	5.28%	4.98%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2026
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.3%	1.1%	3.5%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.5%	—%	—%

	December 31, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.4%	2.4%	2.6%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	March 31, 2026		December 31, 2025
	Cohort X	Description	Cohort X	Description
NPR before capping	103%	Term with return of premium Non-NY Cohort	104%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,113	Term with return of premium Non-NY Cohort	$1,145	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,122	Term with return of premium Non-NY Cohort	1,156	Term with return of premium Non-NY Cohort
Loss Expense	9	Term with return of premium Non-NY Cohort	11	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the three months ended March 31, 2026 and the year ended December 31, 2025. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G updated the assumptions for surrenders and lapses. Updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. In 2026, no updates have been made to any significant assumptions used in the FPB liability.
Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.
Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for 2026 and 2025, which is the primary impact in increasing the reserve balance in each of those periods.
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both March 31, 2026 and December 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of the F&G Distribution on relationships, including employees, suppliers, customers and competitors; changes in general economic, business, and political conditions, including changes in the financial markets and geopolitical uncertainties associated with international conflicts; consumer spending; government spending; government shutdowns; the volatility and strength of the capital markets; investor and consumer confidence; foreign currency exchange rates; commodity prices; inflation levels; changes in trade policy; tariffs and trade sanctions on goods; trade wars; supply chain disruptions; weakness or adverse changes in the level of real estate activity, which may be caused by, among other things, high or increasing interest rates, a limited supply of mortgage funding, or a weak U.S. economy; our potential inability to find suitable acquisition candidates, acquisitions in lines of business that will not necessarily be limited to our traditional areas of focus, or difficulties in consummating and integrating acquisitions; our dependence on distributions from our title insurance underwriters as our main source of cash flow; significant competition that our operating subsidiaries face; compliance with extensive government regulation of our operating subsidiaries; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2025 and other filings with the Securities and Exchange Commission ("SEC").
Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” the “Company” or “FNF” refer collectively to Fidelity National Financial, Inc., and its subsidiaries.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
For a description of our business, including descriptions of recent business developments, see the discussion in Note A Basis of Financial Statements in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.
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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of April 20, 2026, estimates (actual for fiscal year 2025) the size of the U.S. residential mortgage originations market as shown in the following table for 2025 - 2028 in its "Mortgage Finance Forecast" (in trillions):

	2028	2027	2026	2025
Purchase originations	$1.5	$1.5	$1.4	$1.3
Refinance originations	$0.7	$0.7	$0.8	$0.7
Total U.S. mortgage originations forecast	$2.2	$2.2	$2.2	$2.0
As of April 20, 2026, the MBA expects residential purchase originations to increase in 2026 and 2027, and remain flat in 2028, and expects residential refinance originations to increase in 2026, decrease in 2027 and remain flat in 2028. Overall mortgage originations are expected to increase in 2026 and remain flat in 2027 and 2028.

Following a decline in inflation in 2024, the Federal Reserve reduced the target range for the federal funds rate to 4.25%–4.50%, where it remained as of March 31, 2025. After additional rate cuts during 2025, the Federal Reserve maintained the federal funds rate at a target range of 3.50%–3.75% as of March 31, 2026. Average interest rates for a 30-year fixed rate mortgage were 6.1% for the three months ended March 31, 2026, as compared to 6.8% for the corresponding period in 2025.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets including the potential for rising unemployment, government shutdowns, changes in U.S. trade policies, including tariffs and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2025, which has continued into 2026. Existing-home sales declined 1% in March 2026 as compared to the corresponding period in 2025, while median existing-home sales prices increased to $408,800, or approximately 1%, from the corresponding period in 2025.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.3% and 4.2% in March 2026 and 2025, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three months ended March 31, 2026 as compared to the corresponding period in 2025.
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
In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026, for further discussion of risk factors that could affect market conditions.

Interest Rate Environment
As of March 31, 2026 and December 31, 2025, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.1 billion and 4.76% and $6.4 billion and 4.84%, respectively. Some of our F&G products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of interest rate risk.
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
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $127 billion of sales in 2025 and the registered index-linked annuities ("RILA") market grew from $17 billion of sales in 2019 to $76 billion of sales in 2025. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $3 billion of annual sales in 2025.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of industry factors and trends affecting our Results of Operations.
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the three months ended March 31, 2026. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended March 31,
	2026	2025
	(In millions)
Revenues:
Direct title insurance premiums	$583	$510
Agency title insurance premiums	788	681
Escrow, title-related and other fees	1,111	1,065
Interest and investment income	822	760
Recognized gains and losses, net	(78)	(287)
Total revenues	3,226	2,729
Expenses:
Benefits and other changes in policy reserves	484	524
Personnel costs	827	770
Agent commissions	608	528
Other operating expenses	398	377
Market risk benefit losses (gains)	73	109
Depreciation and amortization	215	196
Provision for title claim losses	62	54
Interest expense	61	60
Total expenses	2,728	2,618
Earnings before income taxes and equity in earnings of unconsolidated affiliates	498	111
Income tax expense	175	29
Equity in earnings of unconsolidated affiliates	(2)	1
Net earnings	$321	$83
 Revenues
Total revenues increased by $497 million in the three months ended March 31, 2026 compared to the corresponding period in 2025.
Net earnings increased by $238 million in the three months ended March 31, 2026 compared to corresponding period in 2025.
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
Income tax expense was $175 million and $29 million in the three months ended March 31, 2026 and 2025, respectively. Income tax expense attributable to increases in our valuation allowance were $17 million and $4 million in the three months ended March 31, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 35% and 26% in the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three months ended March 31, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re in the three months ended March 31, 2026.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of March 31, 2026, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
On July 4, 2025, Public Law 119-21, popularly known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The application of the OBBBA tax provisions did not result in material changes to the Company's total income tax expense or effective tax rate for the three months ended March 31, 2026.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended March 31,
	2026	2025
Revenues:	(In millions)
Direct title insurance premiums	$583	$510
Agency title insurance premiums	788	681
Escrow, title-related and other fees	588	525
Interest and investment income	91	83
Recognized gains and losses, net	(46)	(25)
Total revenues	2,004	1,774
Expenses:
Personnel costs	748	672
Agent commissions	608	528
Other operating expenses	340	313
Depreciation and amortization	35	36
Provision for title claim losses	62	54
Total expenses	1,793	1,603
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$211	$171

Orders opened by direct title operations (in thousands)	389	343
Orders closed by direct title operations (in thousands)	234	201
Fee per file (in dollars)	$3,655	$3,761
Total revenues for the Title segment increased by $230 million, or 13%, in the three months ended March 31, 2026 from the corresponding period in 2025.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended March 31,
		% of		% of
	2026	Total	2025	Total
	(Dollars in millions)
Title premiums from direct operations	$583	43%	$510	43%
Title premiums from agency operations	788	57	681	57
Total title premiums	$1,371	100%	$1,191	100%
Title premiums increased by $180 million, or 15%, in the three months ended March 31, 2026 from the corresponding period in 2025. The increase was comprised of an increase in Title premiums from direct operations of $73 million, or 14%, and an increase in Title premiums from agency operations of $107 million, or 16%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended March 31,
	2026	2025
Opened title insurance orders from purchase transactions (1)	67%	75%
Opened title insurance orders from refinance transactions (1)	33	25
	100%	100%

Closed title insurance orders from purchase transactions (1)	63%	75%
Closed title insurance orders from refinance transactions (1)	37	25
	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three months ended March 31, 2026 from the corresponding period in 2025. The increase was attributable to increases in the average fee per file and closed order volume.

We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three months ended March 31, 2026 from the corresponding period in 2025. Total closed order volume was 234,000 in the three months ended March 31, 2026 compared to 201,000 in the three months ended March 31, 2025. This represented an overall increase of 16% in the three months ended March 31, 2026 from the corresponding period in 2025. The increase was primarily attributable to higher housing inventory in the three months ended March 31, 2026 as compared to the corresponding period in 2025.
Total opened title insurance order volumes increased in the three months ended March 31, 2026 from the corresponding period in 2025.
The average fee per file in our direct operations was $3,655 in the three months ended March 31, 2026, compared to $3,761 in the three months ended March 31, 2025. The decrease in average fee per file in the three months ended March 31, 2026 as compared to the corresponding period in 2025 reflects an increased proportion of refinance transactions relative to total closed order volume. The fee per file tends to change as the mix of refinance and purchase transactions changes, because purchase transactions involve the issuance of both a lender’s policy and an owner’s policy, resulting in higher fees, whereas refinance transactions only require a lender’s policy, resulting in lower fees.
Title premiums from agency operations increased $107 million, or 16%, in the three months ended March 31, 2026 from the corresponding period in 2025.
Escrow, title-related and other fees increased by $63 million, or 12%, in the three months ended March 31, 2026 from the corresponding period in 2025. Escrow and title-related fees increased by $22 million, or 12%, in the three months ended March 31, 2026 from the corresponding period in 2025. The increase in escrow and title-related fees in the three months ended March 31, 2026 as compared to the corresponding period in 2025 is primarily attributable to increased closed order volume. Other fees, excluding escrow and title-related fees, increased by $41 million, or 12%, in the three months ended March 31, 2026. The increases in Other fees, excluding escrow and title-related fees, in the three months ended March 31, 2026 as compared to the corresponding period in 2025 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income was relatively flat in the three months ended March 31, 2026 as compared to the corresponding period in 2025.
Net recognized losses were $46 million and $25 million in the three months ended March 31, 2026 and 2025, respectively. The fluctuations in recognized gains and losses, net in the three months ended March 31, 2026 as compared to the corresponding period in 2025, are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $76 million, or 11%, in the three months ended March 31, 2026 from the corresponding period in 2025. The increase is due to increased health insurance claims, inflationary salary increases, and increased variable costs from the increase in revenues in the three months ended March 31, 2026 as compared to the corresponding period in 2025. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 64% and 65% for the three months ended March 31, 2026 and 2025, respectively. Average employee count in the Title segment was 22,854 and 21,399 in the three months ended March 31, 2026 and 2025, respectively.
Other operating expenses increased by $27 million, or 9%, in the three months ended March 31, 2026 from the corresponding period in 2025. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 29% and 30% in the three months ended March 31, 2026 and 2025, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.

The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended March 31,
	2026	%	2025	%
	(Dollars in millions)
Agent premiums	$788	100%	$681	100%
Agent commissions	608	77%	528	78%
Net retained agent premiums	$180	23%	$153	22%
The claim loss provision for title insurance was $62 million and $54 million for the three months ended March 31, 2026 and 2025, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
Under GAAP, premium collections for deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of unearned revenue liabilities (“URL”)), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”), and other operating costs and expenses.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes and foreign exchange rate fluctuations on our earnings associated with our floating rate and foreign currency denominated investments, we execute pay-float and receive-fixed interest rate swaps and utilize foreign currency swaps.

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
F&G Results of Operations
The results of operations of our F&G segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Revenues	(In millions)
Life insurance premiums and other fees	$479	$489
Interest and investment income	723	666
Owned distribution revenues	17	16
Recognized gains and losses, net	(32)	(263)
Total revenues	1,187	908
Benefits and expenses
Benefits and other changes in policy reserves	484	524
Market risk benefit losses	73	109
Depreciation and amortization	173	153
Personnel costs	60	67
Other operating expenses	33	41
Interest expense	41	40
Total benefits and expenses	864	934
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	$323	$(26)

Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies, and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Earnings:

	Three months ended March 31,
	2026	2025
	(In millions)
Life-contingent pension risk transfer premiums	$324	$311
Traditional life insurance and life-contingent immediate annuity premiums	9	10
Surrender charges	56	57
Policyholder fees and other income	90	111
Life insurance premiums and other fees (a)	$479	$489
a) Reported net of ceded premiums of $20 million, and $22 million and ceded product fees of $24 million, and $12 million for the three months ended March 31, 2026 and 2025 respectively.
•Life-contingent pension risk transfer premiums increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were relatively unchanged for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities and IUL policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflecting the impact of a reinsurance true-up adjustment during the three months ended March 31, 2025, partially offset by higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees, net of reinsurance. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income:

	Three months ended March 31,
	2026	2025
	(In millions)
Fixed maturity securities	$561	$549
Preferred equity securities	3	3
Common equity securities	4	5
Mortgage loans	105	82
Invested cash and short-term investments	17	34
Limited partnerships	101	54
Other investments	5	2
Gross investment income	796	729
Investment expense	(73)	(63)
Interest and investment income	$723	$666
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $228 million and $184 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net:

	Three months ended March 31,
	2026	2025
	(In millions)
Net realized and unrealized losses on fixed maturity available-for-sale securities, equity securities and other invested assets	$(47)	$(16)
Net realized gain on sale of F&G Life Re	14	—
Change in allowance for expected credit losses	1	(22)
Net realized and unrealized losses on certain derivatives instruments	(260)	(184)
Change in fair value of reinsurance related embedded derivatives	261	(41)
Change in fair value of other derivatives and embedded derivatives	(1)	—
Recognized gains and losses, net	$(32)	$(263)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $260 million for the three month periods ended March 31, 2026, and $(42) million for the three month periods ended March 31, 2025, respectively.
•For the three months ended March 31, 2026, net realized and unrealized losses on fixed maturity securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity securities.
•For the three months ended March 31, 2026, Recognized gains and losses, net includes a pre-tax gain from the sale of F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party, of $14 million, subject to certain post-closing adjustments that are expected to be finalized in the second or third quarter of 2026.
•For the three months ended March 31, 2025, net realized and unrealized losses on fixed maturity securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below:

	Three months ended March 31,
	2026	2025
	(Dollars in millions)
Equity options:
Realized gains (losses)	$22	$(20)
Change in unrealized losses	(269)	(214)
Futures contracts:
Gains (losses) on future contracts expiration	4	(1)
Change in unrealized (losses) gains	(1)	6
Foreign currency swaps losses
Losses on foreign currency swaps	(3)	—
Change in unrealized gains (losses)	14	(1)
Interest rate swaps (losses) gains	(29)	49
Other derivative investments:
Gains (losses) on other derivative investments	2	(3)
Total net change in fair value	$(260)	$(184)

Annual Point-to-Point Change in S&P 500 Index during the periods	17%	6%
Secured Overnight Financing Rates	3.68%	4.41%
R
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
•The net change in fair value of the foreign currency and interest rate swaps were primarily driven by fluctuations in the foreign currency exchange rates and interest rate indexes underlying the swap contracts.
The average index credits to policyholders are as follows:

	Three months ended March 31,
	2026	2025
Average Crediting Rate	4%	5%
S&P 500 Index:
Point-to-point strategy	5%	5%
Monthly average strategy	3%	4%
Monthly point-to-point strategy	2%	4%
3 year high water mark	15%	2%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended March 31,
	2026	2025
	(In millions)
PRT agreements	$338	$314
Indexed annuities/IUL market related liability movements	(377)	(240)
Index credits, interest credited and bonuses	538	438
Other changes in policy reserves	(15)	12
Benefits and other changes in policy reserves (a)	$484	$524
(a) Reported net of ceded benefits and other changes in policy reserves of $50 million and $53 million for the three months ended March 31, 2026 and 2025 respectively.
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three months ended March 31, 2026 and 2025, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(145) million and $47 million during the three months ended March 31, 2026 and 2025, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the three months ended March 31, 2026 and 2025, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in increases (decreases) in total benefits and other changes in policy reserves of approximately $(10) million and $(21) million for the three months ended March 31, 2026 and 2025, respectively.
•Index credits, interest credited and bonuses for the three months ended March 31, 2026, were higher compared to the three months ended March 31, 2025, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
•Other changes in policy reserves decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflecting higher ceded deposit asset accretion associated with the reinsurance of annuity products.

Market Risk Benefit losses
Below is a summary of market risk benefit losses:

	Three months ended March 31,
	2026	2025
	(In millions)
Market risk benefit losses	$73	$109
•Market risk benefit losses (gains) are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit losses (gains) are reported net of reinsurance.

•Changes in market risk benefit losses (gains) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflect favorable market related movements, partially offset by unfavorable actual policyholder behavior as compared to expected.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended March 31,
	2026	2025
	(In millions)
Amortization of DAC, VOBA and DSI	$153	$134
Amortization of other intangible assets and fixed asset depreciation	20	19
Depreciation and amortization	$173	$153
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended March 31,
	2026	2025
	(In millions)
Personnel costs	$60	$67
Other operating expenses	33	41
Total personnel costs and other operating expenses	$93	$108
•Personnel costs and other operating expenses were lower for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.
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
Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note L F&G Reinsurance, to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the funds withheld agreements.

As of March 31, 2026 and December 31, 2025, the fair value of our investment portfolio was approximately $69 billion, for both periods, and was divided among the following asset classes and sectors:

	March 31, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale ("AFS"):	(Dollars in millions)
United States Government full faith and credit	$434	1%	$493	1%
United States Government sponsored entities	121	—	196	—
United States municipalities, states and territories	1,330	2	1,355	2
Foreign Governments	265	—	261	—
Corporate securities:
Finance, insurance and real estate	9,295	14	9,309	14
Manufacturing, construction and mining	1,343	2	1,386	2
Utilities, energy and related sectors	3,800	5	3,681	5
Wholesale/retail trade	4,011	6	3,732	5
Services, media and other	5,059	7	5,142	8
Hybrid securities	619	1	609	1
Non-agency residential mortgage-backed securities	2,531	4	2,649	4
Commercial mortgage-backed securities	4,953	7	5,155	8
Asset-backed securities ("ABS")	7,811	11	7,842	11
Collateral loan obligations and loan backed-private obligations ("CLO")	10,789	16	10,890	16
Total fixed maturity available for sale securities	52,361	76	52,700	77
Fixed maturity securities, at fair value under fair value option	93	—	—	—
Equity securities (a)	336	1	341	1
Limited partnerships: (includes alternative investments with a FV of $3,622 million and $3,708 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)	93
Private equity	2,196	3	2,079	3
Real assets	919	1	886	1
Credit	1,638	2	1,643	2
Limited partnerships	4,753	6	4,608	6
Commercial mortgage loans	3,303	5	3,025	4
Residential mortgage loans	4,668	7	4,424	6
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments) (includes alternative investments with a FV of $428 million for 2026 and 2025) (b)	2,594	4	2,859	4
Short term investments	992	1	1,043	2
Total investments	$69,100	100%	$69,000	100%

Interest and investment income (year to date and net of amounts attributable to funds withheld reinsurance agreements):
Alternative investments (b)	$86	12%	$242	9%
All other non-alternative investment income	637	88%	2,595	91
Total	$723	100%	$2,837	100%
(a) Includes investment grade non-redeemable preferred stocks ($196 million and $197 million at March 31, 2026 and December 31, 2025, respectively).
(b) Alternative investments primarily include certain limited partnerships and other equity interests, including limited liability corporations classified as investments in unconsolidated affiliates and certain company owned life insurance (“COLI”) classified as other long-term investments.

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
The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning a NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization (“NRSRO”), the SVO utilizes that rating and assigns a NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed maturity AFS portfolio as of March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$34,182	$32,216	62%	$34,360	$32,738	62%
BBB	2	18,715	17,665	34	18,300	17,524	34
BB	3	1,821	1,707	3	1,705	1,660	3
B	4	519	473	1	495	464	1
CCC	5	123	109	—	127	107	—
CC and lower	6	271	191	—	305	207	—
Total		$55,631	$52,361	100%	$55,292	$52,700	100%

The following table shows the composition of our invested assets and cash and cash equivalents (in millions) as of March 31, 2026 and December 31, 2025, a portion of which represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance arrangements.

	March 31, 2026			December 31, 2025
Invested Assets	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
Fixed maturities, AFS	$38,157	$14,204	$52,361	$40,170	$12,530	$52,700
Fixed maturity securities, at fair value under fair value option	93	—	93	—	—	—
Equity securities	271	65	336	281	60	341
Derivative instruments	813	76	889	1,093	55	1,148
Mortgage loans	8,242	217	8,459	7,826	65	7,891
Investments in unconsolidated affiliates	4,077	936	5,013	4,126	752	4,878
Other long-term investments	1,288	—	1,288	1,294	—	1,294
Policy loans	156	1	157	146	1	147
Short-term investments	992	—	992	1,043	—	1,043
Total invested assets	54,089	15,499	69,588	55,979	13,463	69,442
Cash and cash equivalents	404	920	1,324	784	702	1,486
Total invested assets and cash and cash equivalents	$54,493	$16,419	$70,912	$56,763	$14,165	$70,928

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO	$10,789	20%
ABS	7,811	15
Commercial mortgage backed securities	4,953	9
Diversified financial services	4,011	8
Whole loan collateralized mortgage obligation	2,515	5
Banking	2,325	4
Insurance	1,900	4
Electric	1,449	3
Municipal	1,330	2
Pipelines	1,007	2
Total	$38,090	72%

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,890	21%
ABS	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2026
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:	(In millions)
Due in one year or less	$456	$452
Due after one year through five years	4,977	4,963
Due after five years through ten years	5,319	5,227
Due after ten years	18,215	15,514
Subtotal	28,967	26,156
Other securities, which provide for periodic payments:
Asset-backed securities	18,863	18,600
Commercial-mortgage-backed securities	5,135	4,953
Residential mortgage-backed securities	2,666	2,652
Subtotal	26,664	26,205
Total fixed maturity available-for-sale securities	$55,631	$52,361

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alternative-A (“Alt-A") RMBS securities were $4 million and $47 million as of March 31, 2026, respectively, and $4 million and $48 million as of December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, approximately 94% and 92%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of March 31, 2026, the CLO and ABS positions were trading at a net unrealized loss of $44 million and a net unrealized loss of $199 million, respectively. As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of March 31, 2026 and December 31, 2025.

		March 31, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,336	68%	$5,457	70%
BBB	2	2,071	27	2,018	26
BB	3	188	2	190	2
B	4	55	1	17	—
CCC	5	19	—	10	—
CC and lower	6	142	2	150	2
Total		$7,811	100%	$7,842	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of March 31, 2026 and December 31, 2025.

		March 31, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$7,368	68%	$7,366	67%
BBB	2	2,385	22	2,466	23
BB	3	803	8	835	8
B	4	207	2	196	2
CCC	5	—	—	—	—
CC and lower	6	26	—	27	—
Total		$10,789	100%	$10,890	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$212	$175	$221	$186
Special revenue bonds	1,318	1,142	1,325	1,156
Certificate participations	16	13	16	13
Total	$1,546	$1,330	$1,562	$1,355
Across all municipal bonds, the largest issuer represented 5% and 4% respectively, of the category and less than 1% of the total portfolio for both March 31, 2026 and December 31, 2025, and is rated NAIC 1 as of March 31, 2026. Our focus within municipal bonds is on NAIC 1 rated instruments, with 99% and 98% respectively, of our municipal bond exposure rated NAIC 1 as of March 31, 2026 and December 31, 2025.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of March 31, 2026 and December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times and 2.3 times, respectively, and a weighted average LTV ratio of 57% for both periods.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of March 31, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of March 31, 2026 and December 31, 2025. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans ("RMLs") are primarily closed end, amortizing loans, and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity AFS securities and the equity securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	31	$373	$—	$(3)	$370
United States Government sponsored agencies	56	78	—	(3)	75
United States municipalities, states and territories	180	1,440	—	(219)	1,221
Foreign Governments	44	226	—	(42)	184

Corporate securities:
Finance, insurance and real estate	1,065	6,740	—	(633)	6,107
Manufacturing, construction and mining	243	1,195	—	(148)	1,047
Utilities, energy and related sectors	716	3,269	—	(514)	2,755
Wholesale/retail trade	788	3,347	—	(491)	2,856
Services, media and other	886	4,906	—	(890)	4,016
Hybrid securities	48	504	—	(27)	477
Non-agency residential mortgage-backed securities	247	808	—	(69)	739
Commercial mortgage-backed securities	357	2,545	(59)	(154)	2,332
Asset-backed securities	1,226	8,994	(14)	(362)	8,618
Total fixed maturity available for sale securities	5,887	34,425	(73)	(3,555)	30,797
Equity securities	26	359	—	(92)	267
Total investments	5,913	$34,784	$(73)	$(3,647)	$31,064

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored agencies	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $3,647 million and $3,180 million as of March 31, 2026 and December 31, 2025, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $34,784 million and $28,037 million as of March 31, 2026 and December 31, 2025, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 82% and 81% for services, media and other as of March 31, 2026 and December 31, 2025, respectively. In the aggregate, services, media and other represented 24% and 26% of the total unrealized loss position for March 31, 2026 and December 31, 2025, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	3	$16	$15	$—	$(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	88	1,306	838	—	(468)
Total investment grade	91	1,322	853	—	(469)

Below investment grade:
Less than six months	4	7	7	—	—
Six months or more and less than twelve months	3	16	15	—	(1)
Twelve months or greater	15	260	192	—	(68)
Total below investment grade	22	283	214	—	(69)
Total	113	$1,605	$1,067	$—	$(538)

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in Millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

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
There were 81 and 71 structured securities with a fair value of $357 million and $237 million, respectively to which we had potential credit exposure as of March 31, 2026 and December 31, 2025, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $84 million and $86 million as of March 31, 2026 and December 31, 2025, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2026 and December 31, 2025, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2026 and December 31, 2025, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended March 31,
	2026	2025
Revenues:	(In millions)
Escrow, title-related and other fees	$27	$35
Interest and investment income	36	39
Recognized gains and losses, net	—	1
Total revenues	63	75
Expenses:
Personnel costs	19	31
Other operating expenses	25	23
Depreciation and amortization	7	7
Interest expense	20	20
Total expenses	71	81
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(8)	$(6)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $12 million, or 16%, in the three months ended March 31, 2026 from the corresponding period in 2025. The decrease in the three months ended March 31, 2026 from the corresponding period in 2025 is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $8 million. Interest and investment income includes dividends received from F&G of $28 million in the three months ended March 31, 2026 and $28 million in the three months ended March 31, 2025. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment decreased $12 million, or 39%, in the three months ended March 31, 2026 from the corresponding period in 2025. The decrease in the three months ended March 31, 2026 from the corresponding period in 2025 is primarily attributable to the aforementioned decrease in valuations associated with our deferred compensation plan assets of $8 million, which decreased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment increased $2 million, or 9%, in the three months ended March 31, 2026 from the corresponding period in 2025. The increase in the three months ended March 31, 2026 from the corresponding period in 2025 is attributable to various immaterial items.
Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.52 per share in the first quarter of 2026, or approximately $140 million to our common shareholders. On May 6, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on June 30, 2026, to FNF common shareholders of record as of June 16, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of March 31, 2026, we had cash and cash equivalents of $2,467 million, short term investments of $1,655 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $750 million.
We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, repurchasing our stock, investing in growth of our subsidiaries, making acquisitions, and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on our Revolving Credit Facility and the F&G Credit Facility. Our short-

term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment, and cash flow assumptions underlying such forecasts.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2025, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Our title insurance subsidiaries can pay or make dividends in the remainder of 2026 of approximately $349 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2026 and 2025 totaled $875 million and $1,115 million, respectively. The decrease in cash provided by operating activities in the 2026 period of $240 million was primarily attributable to increased net cash outflows associated with the change in derivative collateral liabilities of $261 million and increased net cash outflows associated with the change in other assets and other liabilities of $178 million, partially offset by increased net cash inflows associated with the change in funds withheld from reinsurers of $139 million and increased cash inflows associated with the increase in net earnings in the 2026 period.
Investing Cash Flows. Our cash flows used in investing activities for the three months ended March 31, 2026 and 2025 were $945 million and $785 million, respectively. The increase in cash used in investing activities in the 2026 period of $160 million was primarily attributable to reduced net proceeds associated with the sales and maturities of short-term investments of $1,625 million, partially offset by reduced cash outflows associated with the purchase of investment securities of $1,049 million and reduced investments in unconsolidated affiliates of $401 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $27 million and $37 million for the three months ended March 31, 2026 and 2025, respectively.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the three months ended March 31, 2026 and 2025 were $(99) million and $675 million, respectively. The change in cash flows associated with financing activities in the 2026 period of $774 million was primarily attributable to increased cash outflows for contractholder account withdrawals of $363 million, increased cash outflows for purchases of treasury stock of $54 million, increased purchases of F&G common stock by F&G of $27 million, reduced cash inflows from contractholder account deposits of $120 million, cash inflows associated with the public offering of the 7.30% F&G Notes of $375 million in 2025 and cash inflows associated with F&G's common stock issuance of $117 million in 2025, partially offset by cash outflows associated with the redemption of the 5.50% F&G Senior Notes of $300 million in 2025.
Financing Arrangements. For a description of our financing arrangements see Note F Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Stock Transactions. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 1,740,000 shares of FNF common stock under the 2024 Repurchase Program during the three months ended March 31, 2026 for approximately $82 million, at an average price of

$47.00. Subsequent to March 31, 2026 and through market close on May 6, 2026, we repurchased a total of 300,000 shares for approximately $14 million, at an average price of $46.11 under this program. Since the original commencement of the 2024 Repurchase Program, we have repurchased a total of 6,466,224 FNF common shares for an aggregate $347 million, or an average price of $53.67 per share.
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
Off-Balance Sheet Arrangements. Other than our unfunded investment commitments discussed below, there have been no significant changes to our off-balance sheet arrangements since our Annual Report on Form 10-K for the year ended December 31, 2025.
We have unfunded investment commitments as of March 31, 2026 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See discussion of legal proceedings in Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
There have been no material changes as of the date of this Quarterly Report on Form 10-Q to the risk factors disclosed in “Item IA. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2026 - 1/31/2026	60,000	$55.48	60,000	20,513,776
2/1/2026 - 2/28/2026	75,000	51.91	75,000	20,438,776
3/1/2026 - 3/31/2026	1,605,000	46.46	1,605,000	18,833,776
Total	1,740,000	$47.00	1,740,000
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Date:	May 8, 2026	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)