Form 10-Q
period 2026-06-30
Fidelity National Financial, Inc.
filed 2026-08-06
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The registrant had 268,192,827 shares of common stock issued and outstanding as of July 31, 2026.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2026

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of June 30, 2026 and December 31, 2025, at an amortized cost of $57,287 and $57,161, respectively, net of allowance for credit losses of $78 and $112, respectively, and includes pledged fixed maturity securities of $470 and $446, respectively, related to secured trust deposits	$54,273	$54,561
Fixed maturity securities, at fair value under the fair value option	94	—
Preferred securities, at fair value	391	436
Equity securities, at fair value	745	493
Derivative investments	1,315	1,156
Mortgage loans, net of allowance of $108 and $86 as of June 30, 2026 and December 31, 2025, respectively	9,265	7,891
Investments in unconsolidated affiliates (2026 and 2025 includes $277 and $262 related to investments held by consolidated variable interest entities ("VIEs") and 2026 and 2025 include certain investments at fair value of $267 and $270, respectively)	5,247	5,166
Other long-term investments (2026 and 2025 include $264 and $248 related to investments held by consolidated VIEs)	1,630	1,572
Short-term investments (2026 and 2025 include $34 and $116 related to investments held by consolidated VIEs)	981	1,920
Total investments	73,941	73,195
Cash and cash equivalents, as of June 30, 2026 and December 31, 2025 includes $546 and $261, respectively, of pledged cash related to secured trust deposits	3,582	2,636
Trade and notes receivables, net of allowance of $25 and $31 as of June 30, 2026 and December 31, 2025, respectively	526	473
Reinsurance recoverable, net of allowance of $19 and $18 as of June 30, 2026 and December 31, 2025, respectively	20,879	17,551
Goodwill	5,216	5,272
Prepaid expenses and other assets	2,184	2,012
Market risk benefits asset	364	285
Lease assets	336	336
Other intangible assets, net	6,887	6,641
Title plants	425	424
Property and equipment, net	188	189
Total assets	$114,528	$109,014
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$64,398	$62,726
Future policy benefits	10,856	10,755
Accounts payable and accrued liabilities	3,941	3,828
Market risk benefits liability	1,102	903
Notes payable	4,378	4,400
Reserve for title claim losses	1,715	1,700
Funds withheld for reinsurance liabilities	17,457	14,191
Secured trust deposits	1,016	731
Lease liabilities	364	368
Income taxes payable	41	1
Deferred tax liability	451	439
Total liabilities	105,719	100,042
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of June 30, 2026 and December 31, 2025; outstanding of 268 and 271 as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,088	6,042
Retained earnings	5,734	5,484
Accumulated other comprehensive loss ("AOCL")	(1,807)	(1,678)
Treasury stock, 64 and 61 shares as of June 30, 2026 and December 31, 2025, respectively, at cost	(2,562)	(2,424)
Total Fidelity National Financial, Inc. shareholders’ equity	7,453	7,424
Non-controlling interests	1,356	1,548
Total equity	8,809	8,972
Total liabilities and equity	$114,528	$109,014
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$767	$632	$1,350	$1,142
Agency title insurance premiums	967	839	1,755	1,520
Escrow, title-related and other fees	1,173	1,289	2,284	2,354
Interest and investment income	811	777	1,633	1,537
Recognized gains and losses, net	333	98	255	(189)
Total revenues	4,051	3,635	7,277	6,364
Expenses:
Personnel costs	965	867	1,792	1,637
Agent commissions	749	654	1,357	1,182
Other operating expenses	460	416	858	793
Benefits and other changes in policy reserves	1,149	993	1,633	1,517
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	219	200	434	396
Provision for title claim losses	78	66	140	120
Interest expense	61	61	122	121
Total expenses	3,713	3,253	6,441	5,871
Earnings before income taxes and equity in earnings of unconsolidated affiliates	338	382	836	493
Income tax expense	63	98	238	127
Earnings before equity in earnings of unconsolidated affiliates	275	284	598	366
Equity in earnings (losses) of unconsolidated affiliates	1	9	(1)	10
Net earnings	276	293	597	376
Less: Net (losses) earnings attributable to non-controlling interests	(12)	15	66	15
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$288	$278	$531	$361
Earnings per share
Net earnings per share attributable to common shareholders, basic	$1.08	$1.02	$1.98	$1.33
Net earnings per share attributable to common shareholders, diluted	$1.08	$1.02	$1.98	$1.32

Weighted average common shares outstanding - basic	267	272	268	272
Weighted average common shares outstanding - diluted	267	273	268	273

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended June 30,		Six months ended June 30,

	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings	$276	$293	$597	$376
Other comprehensive earnings (loss):
Unrealized gain (loss) on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	116	138	(475)	405
Unrealized gain on investments in unconsolidated affiliates (2)	—	—	—	8
Unrealized (loss) gain on foreign currency translation (3)	(15)	21	(27)	27
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	105	(57)	130	(58)
Changes in current discount rate - future policy benefits (5)	(9)	(46)	153	(132)
Changes in instrument-specific credit risk - market risk benefits (6)	(28)	(28)	10	(5)
Other comprehensive loss attributable to non-controlling interest (7)	(51)	(11)	54	(42)
Change in F&G outside tax basis	(30)	—	26	—
Other comprehensive earnings (loss)	88	17	(129)	203
Comprehensive earnings	364	310	468	579
Less: Comprehensive (loss) earnings attributable to non-controlling interests	(12)	15	66	15
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$376	$295	$402	$564

(1)Net of income tax expense (benefit) of $30 million and $33 million for the three months ended June 30, 2026 and 2025, respectively, and $(118) million and $96 million for the six months ended June 30, 2026 and2025, respectively.
(2)Net of income tax expense of $2 million for the six months ended June 30, 2025.
(3)Net of income tax (benefit) expense of $(4) million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $(8) million and $7 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Net of income tax expense (benefit) of $28 million and $(16) million for the three months ended June 30, 2026 and 2025, respectively, and $35 million and $(16) million for the six months ended June 30, 2026 and 2025, respectively.
(5)Net of income tax (benefit) expense of $(2) million and $(14) million for the three months ended June 30, 2026 and 2025, respectively, and $41 million and $(35) million for the six months ended June 30, 2026 and 2025, respectively.
(6)Net of income tax (benefit) expense of $(7) million and $(8) million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $(2) million for the six months ended June 30, 2026 and 2025, respectively.
(7)Net of income tax (benefit) expense of $(14) million and $(3) million for the three months ended June 30, 2026 and 2025, respectively, and $14 million and $(11) million for the six months ended June 30, 2026, and 2025, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, April 1, 2025	331	$—	$6,008	$5,928	$(1,866)	57	$(2,177)	$904	$8,797
Purchase of incremental share in consolidated subsidiaries	—	—	(6)	—	—	—	—	(3)	(9)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	138	—	—	—	138
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	21	—	—	—	21
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(57)	—	—	—	(57)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(28)	—	—	—	(28)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(46)	—	—	—	(46)
Stock-based compensation	—	—	19	—	—	—	—	1	20
Dilution from share issuance by consolidated sub	—	—	1	—	—	—	—	(1)	—
Repurchases of treasury stock	—	—	—	—	—	3	(161)	—	(161)
Dividends declared, $0.50 per common share	—	—	—	(135)	—	—	—	—	(135)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(11)	—	—	11	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(14)	(14)
Net earnings	—	—	—	278	—	—	—	15	293
Balance, June 30, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819

Balance, April 1, 2026	332	$—	$6,068	$5,586	$(1,895)	63	$(2,505)	$1,465	$8,719
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	116	—	—	—	116
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(15)	—	—	—	(15)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	105	—	—	—	105
Change in current discount rate — liability for future policy benefits	—	—	—	—	(9)	—	—	—	(9)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(28)	—	—	—	(28)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(51)	—	—	51	—
Stock-based compensation	—	—	26	—	—	—	—	(2)	24
Repurchases of treasury stock	—	—	—	—	—	1	(57)	—	(57)
F&G repurchases of F&G stock	—	—	13	—	—	—	—	(107)	(94)
Dividends declared, $0.52 per common share	—	—	—	(140)	—	—	—	—	(140)
Additional investment in consolidated subsidiary	—	—	(18)	—	—	—	—	(20)	(38)
Change in F&G outside tax basis	—	—	(1)	—	(30)	—	—	—	(31)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(19)	(19)
Net earnings	—	—	—	288	—	—	—	(12)	276
Balance, June 30, 2026	332	$—	$6,088	$5,734	$(1,807)	64	$(2,562)	$1,356	$8,809

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
Treasury stock repurchased	—	—	—	—	—	4	(186)	—	(186)
Purchase of incremental share in consolidated subs	—	—	(7)	—	—	—	—	(3)	(10)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	405	—	—	—	405
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	27	—	—	—	27
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(58)	—	—	—	(58)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(132)	—	—	—	(132)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(5)	—	—	—	(5)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(42)	—	—	42	—
Stock-based compensation	—	—	40	—	—	—	—	1	41
Dilution from share issuance by consolidated subsidiary	—	—	1	—	—	—	—	(1)	—
F&G common stock offering	—	—	8	—	—	—	—	109	117
Dividends declared, $1.00 per common share	—	—	—	(272)	—	—	—	—	(272)
Subsidiary equity repurchases	—	—	—	—	—	—	—	(2)	(2)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(26)	(26)
Net earnings	—	—	—	361	—	—	—	15	376
Balance, June 30, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819

Balance, January 1, 2026	332	$—	$6,042	$5,484	$(1,678)	61	$(2,424)	$1,548	$8,972
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(475)	—	—	—	(475)
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(27)	—	—	—	(27)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	130	—	—	—	130
Change in current discount rate - liability for future policy benefits	—	—	—	—	153	—	—	—	153
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	10	—	—	—	10
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	54	—	—	(54)	—
Stock-based compensation	—	—	46	—	—	—	—	—	46
Repurchases of treasury stock	—	—	—	—	—	3	(138)	—	(138)
F&G repurchases of F&G stock	—	—	22	—	—	—	—	(145)	(123)
Dividends declared, $1.04 per common share	—	—	—	(281)	—	—	—	—	(281)
Additional investment in consolidated subsidiary	—	—	(18)	—	—	—	—	(20)	(38)
Change in F&G outside tax basis	—	—	(4)	—	26	—	—	—	22
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(39)	(39)
Net earnings	—	—	—	531	—	—	—	66	597
Balance, June 30, 2026	332	$—	$6,088	$5,734	$(1,807)	64	$(2,562)	$1,356	$8,809
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,

	2026	2025
Cash flows from operating activities:	(Unaudited)
Net earnings	$597	$376
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	434	396
Equity in earnings of unconsolidated affiliates	1	(10)
Loss on sales of investments and other assets and asset impairments, net	48	35
Gain on the sale of businesses	(14)	—
Interest credited/index credits to contractholder account balances	907	608
Change in market risk benefits, net	105	105
Deferred policy acquisition costs and deferred sales inducements	(576)	(645)
Charges assessed to contractholders for mortality and admin	(161)	(165)
Non-cash lease costs	64	65
Operating lease payments	(68)	(69)
Distributions from unconsolidated affiliates, return on investment	81	104
Stock-based compensation cost	46	41
Change in NAV of limited partnerships, net	(194)	(126)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	(288)	154
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral liabilities	(77)	95
Change in reinsurance recoverable	22	2
Change in future policy benefits	295	548
Change in funds withheld from reinsurers	1,624	1,607
Net increase in trade receivables	(91)	(16)
Net increase (decrease) in reserve for title claim losses	15	(17)
Net change in income taxes	108	(52)
Net change in other assets and other liabilities	(132)	(25)
Net cash provided by operating activities	2,746	3,011
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	10,469	6,451
Additions to property and equipment, capitalized software and title plants	(63)	(75)
Purchases of investment securities	(12,086)	(11,471)
Net proceeds from sales and maturities of short-term investment securities	940	1,750
Acquisitions and dispositions	34	(9)
Additional investments in unconsolidated affiliates	(532)	(1,087)
Distributions from unconsolidated affiliates, return of investment	343	180
Net other investing activities	(21)	(7)
Net cash used in investing activities	(916)	(4,268)
Cash flows from financing activities:
Borrowings	—	10
Debt offering	—	375
Debt service payments	—	(300)
Dividends paid	(278)	(271)
Subsidiary dividends paid to non-controlling interest shareholders	(39)	(26)
Subsidiary repurchases of own equity	(123)	—
Net change in secured trust deposits	284	294
Payment of contingent consideration for prior period acquisitions	(21)	(22)
Contractholder account deposits	4,437	5,500
Contractholder account withdrawals	(5,004)	(4,430)
Purchases of treasury stock	(138)	(178)
F&G common stock offering	—	117
Other financing activities	(2)	(19)
Net cash (used in) provided by financing activities	(884)	1,050
Net increase (decrease) in cash and cash equivalents	946	(207)
Cash and cash equivalents at beginning of period	2,636	3,479
Cash and cash equivalents at end of period	$3,582	$3,272
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
Recent Developments
F&G Life Re Ltd. (“F&G Life Re”)
On March 1, 2026, F&G completed the sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party. As a result of this transaction, we no longer hold a controlling financial interest and deconsolidated F&G Life Re. Following the sale, F&G Life Re was renamed Ancient Re Ltd. (“Ancient Re”) and is no longer considered a related party. Blackstone retained asset management for the inforce assets, relating to certain inforce FIA policies, and Ancient manages assets under a new forward flow reinsurance agreement, effective March 1, 2026, to cede certain MYGA business. Consideration for the sale included cash received of approximately $102 million and a 19.9% limited partnership interest in Ancient, resulting in a pre-tax gain for the three months ended March 31, 2026 of approximately $14 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of 2026. The gain is recorded in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings. The calculation of the gain included derecognition of F&G Life Re’s net assets, which included goodwill of approximately $56 million.
Income Tax
Income tax expense was $63 million and $98 million for the three months ended June 30, 2026 and 2025, respectively, and $238 million and $127 million in the six months ended June 30, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 19% and 26% for the three months ended June 30, 2026 and 2025, respectively, and 28% and 26% in the six months ended June 30, 2026 and 2025, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as a reduction in valuation allowance. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re.
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
Options or other instruments, which provide the ability to purchase shares of our common stock that are antidilutive, are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and six months ended June 30, 2026 and 2025.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $18 million and $17 million for the three months ended June 30, 2026 and 2025, respectively, and $32 million and $32 million for the six months ended June 30, 2026 and 2025, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Earnings.
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Six months ended June 30,
	2026	2025
	(In millions)
Beginning balance	$1,700	$1,713
Change in insurance recoverable	(1)	(7)
Claim loss provision related to:
Current year	140	120
Total title claim loss provision	140	120
Claims paid, net of recoupments related to:
Current year	(9)	(6)
Prior years	(115)	(125)
Total title claims paid, net of recoupments	(124)	(131)
Ending balance of claim loss reserve for title insurance	$1,715	$1,695
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$3,582	$—	$—	$—	$3,582
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	7,381	10,495	—	17,876
Commercial mortgage-backed securities	—	4,665	—	—	4,665
Corporates	39	21,064	3,747	—	24,850
Hybrids	34	549	14	—	597
Municipals	—	1,360	3	—	1,363
Residential mortgage-backed securities	—	3,748	—	—	3,748
U.S. Government	751	15	—	—	766
Foreign Governments	105	280	23	—	408
Fixed maturity securities, at fair value under fair value option (a)	—	94	—	—	94
Equity securities:
Preferred equity securities	169	221	1	—	391
Common equity securities	684	—	13	48	745
Derivative investments	—	1,307	8	—	1,315
Investments in unconsolidated affiliates	—	—	267	—	267
Other long-term investments (a)	—	264	—	—	264
Short term investments	873	32	76	—	981
Indexed annuities/indexed universal life insurance ("IUL") ceded embedded derivatives, included in Reinsurance recoverable	—	—	831	—	831
Market risk benefits asset	—	—	364	—	364
Mortgage servicing rights ("MSRs")	—	—	176	—	176
Total financial assets at fair value	$6,237	$40,980	$16,018	$48	$63,283
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$7,080	$—	$7,080
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	37	4	—	41
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(26)	—	—	(26)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	62	—	62
Market risk benefits liability	—	—	1,102	—	1,102
Total financial liabilities at fair value	$—	$11	$8,248	$—	$8,259
(a) Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note D Investments for further details.

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,636	$—	$—	$—	$2,636
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,644	10,094	—	18,738
Commercial mortgage-backed securities	—	5,200	—	—	5,200
Corporates	40	21,263	3,145	—	24,448
Hybrids	36	558	15	—	609
Municipals	—	1,390	3	—	1,393
Residential mortgage-backed securities	—	2,848	3	—	2,851
U.S. Government	938	15	—	—	953
Foreign Governments	107	238	23	—	368
Equity securities:
Preferred equity securities	174	254	8	—	436
Common equity securities	441	—	17	35	493
Derivative investments	—	1,156	—	—	1,156
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	1,764	82	74	—	1,920
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
MSRs	—	—	129	—	129
Total financial assets at fair value	$6,136	$41,896	$14,530	$35	$62,597
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$1	$78	$7,526	$—	$7,605
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2026 or December 31, 2025.
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
The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of options and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at June 30, 2026 and December 31, 2025 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other Long-term Investments
We held a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to an equity option on the NAV of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. During the second quarter of 2026 the fund linked note matured and the embedded derivative expired.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2026 and December 31, 2025, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	June 30, 2026
	(In millions)			June 30, 2026
Assets
Asset-backed securities	$173	Third-Party Valuation	Discount Rate	5.25% - 12.52% (7.10%)
Corporates	9	Discounted Cash Flow	Discount Rate	75.00% - 100.00% (98.68%)
Corporates	678	Third-Party Valuation	Discount Rate	3.71% - 8.99% (6.14%)
Municipals	3	Third-Party Valuation	Discount Rate	5.52% - 5.52% (5.52%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.76% - 5.76% (5.76%)
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Common equity securities	5	Discounted Cash Flow	Discount rate	8.20% - 8.20% (8.20%)
Investments in unconsolidated affiliates	267	Market Comparable Company Analysis	EBITDA Multiple	7.0x - 15.25x (11.06x)
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	831	Discounted Cash Flow	Market Value of Option	0.00% - 21.36% (2.64%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.37%)
			Partial Withdrawal Rate	2.00% - 25.64% (2.52%)
			Non-Performance Spread	0.63% - 2.26% (1.30%)
			Option Cost	0.56% - 5.30% (2.12%)
Market risk benefits asset	364	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.18%)
			Partial Withdrawal Rate	2.00% - 25.64% (2.47%)
			Non-Performance Spread	0.40% - 0.94% (0.71%)
			GMWB Utilization	50.00% - 75.00% (63.63%)
MSRs	176	Discounted Cash Flow	Discount Rate	8.15% - 10.64% (9.18%)
			Conditional Prepayment Rate	5.69% -13.32% (7.78%)
Total financial assets at fair value (a)	$2,512
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$7,080	Discounted Cash Flow	Market Value of Option	0.00% - 40.04% (3.62%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.36%)
			Partial Withdrawal Rate	2.00% - 35.71% (2.68%)
			Non-Performance Spread	0.40% - 0.94% (0.71%)
			Option Cost	0.50% - 6.09% (2.84%)
Contingent consideration, included in Accounts payable and accrued liabilities	62	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50% (11.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	1,102	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.18%)
			Partial Withdrawal Rate	2.00% - 25.64% (2.47%)
			Non-Performance Spread	0.40% - 0.94% (0.71%)
			GMWB Utilization	50.00% - 75.00% (63.63%)
Total financial liabilities at fair value	$8,244
(a) Assets of $13,506 million and liabilities of $4 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2026
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,281	$3	$(36)	$549	$(37)	$(317)	$52	$10,495	$(36)
Corporates	3,382	10	4	725	(209)	(165)	—	3,747	5
Hybrids	14	—	—	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Preferred equity securities	8	—	—	—	—	(7)	—	1	—
Common equity securities	22	—	—	—	—	—	(9)	13	—
Derivative investments	7	1	—	—	—	—	—	8	—
Investments in unconsolidated affiliates	260	7	—	—	—	—	—	267	—
Short term investments	74	—	—	7	—	(5)	—	76	—
Other long-term investments:
Available-for-sale embedded derivative	39	24	(19)	—	—	(44)	—	—	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	630	45	—	163	—	(7)	—	831	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	12	—	(36)	—	—	—
MSRs	140	(2)	—	38	—	—	—	176	—
Subtotal Level 3 assets at fair value	$14,910	$88	$(51)	$1,494	$(246)	$(584)	$43	$15,654	$(31)
Market risk benefits asset (b)	308							364
Total Level 3 assets at fair value	$15,218							$16,018
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,380	$537	$—	$302	$—	$(139)	$—	$7,080	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	2	2	—	—	—	—	—	4	—
Contingent consideration, included in Accounts payable and accrued liabilities	61	13	—	—	—	(12)	—	62	—
Subtotal Level 3 liabilities at fair value	$6,443	$552	$—	$302	$—	$(151)	$—	$7,146	$—
Market risk benefits liability (b)	968							1,102
Total Level 3 liabilities at fair value	$7,411							$8,248
(a) The net transfers into Level 3 during the three months ended June 30, 2026 were exclusively from Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,848	$(4)	$27	$694	$(55)	$(214)	$65	$9,361	$27
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	3,006	(3)	6	367	(14)	(194)	(3)	3,165	7
Hybrids	6	—	(1)	—	—	—	—	5	—
Municipals	4	—	—	—	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Preferred equity securities	8	—	—	—	—	—	—	8	—
Common equity securities	10		—	5	—	—	—	15	—
Derivative investments	1	(2)	—	1	—	—	—	—	—
Investments in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	40	—	—	3	—	(38)	—	5	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives:	129	9	—	42	—	(1)	—	179	—

Other assets	67	2	—	71	—	—	—	140	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Subtotal Level 3 assets at fair value	$12,460	$2	$36	$1,195	$(69)	$(448)	$62	$13,238	$38
Market risk benefits asset (c)	187							213
Total Level 3 assets at fair value	$12,647							$13,451
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,316	$202	$—	$328	$—	$(119)	$—	$5,727	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	1	4	—	—	—	—	—	5	—
Contingent consideration, included in Accounts payable and accrued liabilities	64	3	—	—	—	—	—	67	—
Subtotal Level 3 liabilities at fair value	$5,381	$209	$—	$328	$—	$(119)	$—	$5,799	$—
Market risk benefits liability (c)	635							711
Total Level 3 liabilities at fair value	$6,016							$6,510
(a) The net transfers into Level 3 during the three months ended June 30, 2025 were exclusively from Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six Months Ended June 30, 2026
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,094	$14	$(81)	$1,145	$(121)	$(655)	$99	$10,495	$(78)
Corporates	3,145	10	(38)	1,035	(224)	(179)	(2)	3,747	(36)
Hybrids	15	—	(1)	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Other invested assets
Preferred securities	8	—	—	—	—	(7)	—	1	—
Equity securities	17	—	—	5	—	—	(9)	13	—
Derivative investments	—	11	—	—	—	(3)	—	8	—
Investment in unconsolidated affiliates	270	(3)	—	—	—	—	—	267	—
Short term investments	74	—	—	7	—	(5)	—	76	—
Other long-term investments:
Available-for-sale embedded derivative	41	24	(21)	—	—	(44)	—	—	(2)
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	21	—	420	—	(9)	—	831	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	12	—	(36)	—	—	—
MSRs	129	(6)	—	53	—	—	—	176	—
Subtotal Level 3 assets at fair value	$14,245	$71	$(141)	$2,677	$(345)	$(941)	$88	$15,654	$(116)
Market risk benefits asset (b)	285							364
Total Level 3 assets at fair value	$14,530							$16,018
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$6,542	$253	$—	$558	$—	$(273)	$—	$7,080	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	9	(5)	—	—	—	—	—	4	—
Contingent consideration, included in Accounts payable and accrued liabilities	72	2	—	—	—	(12)	—	62	—
Subtotal Level 3 liabilities at fair value	$6,623	$250	$—	$558	$—	$(285)	$—	$7,146	$—
Market risk benefits liability (b)	903							1,102
Total Level 3 liabilities at fair value	$7,526							$8,248
(a) The net transfers into Level 3 during the six months ended June 30, 2026 were exclusively from Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six Months Ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net Transfer from Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(3)	$30	$1,723	$(198)	$(399)	$65	$9,361	$29
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	2,957	(16)	41	719	(328)	(205)	(3)	3,165	40
Hybrids	—	—	(1)	6	—	—	—	5	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Preferred equity securities	8	(1)	1	—	—	—	—	8	—
Common equity securities	10	—	—	5	—	—	—	15	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investment in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Short term investments	37	—	—	6	—	(38)	—	5	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	4	—	78	—	(1)	—	179	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
MSRs	65	1	—	74	—	—	—	140	—
Subtotal Level 3 assets at fair value	$11,643	$(17)	$73	$2,647	$(526)	$(644)	$62	$13,238	$71
Market risk benefits asset (c)	189							213
Total Level 3 assets at fair value	$11,832							$13,451
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$5,220	$135	$—	$584	$—	$(212)	$—	$5,727	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	—	5	—	—	—	—	—	5	—
Contingent consideration obligation, included in Accounts payable and accrued liabilities	74	5	—	—	—	(12)	—	67	—
Subtotal Level 3 liabilities at fair value	$5,294	$145	$—	$584	$—	$(224)	$—	$5,799	$—
Market risk benefits liability (c)	549							711
Total Level 3 liabilities at fair value	$5,843							$6,510
(a) The net transfers into Level 3 during the six months ended June 30, 2025 were exclusively from Level 2.
(b) Purchases represent advances on the loan commitment to Roar. Refer to Note F Commitments and Contingencies for further details.
(c) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

Fair Value Option
We have elected the FVO for certain investments held by consolidated VIEs, including certain loans reported in other long term investments. See Note D Investments for additional information on our investments in VIEs. As discussed above, we have also elected the FVO for certain other investments in unconsolidated affiliates and for a loan receivable.
The following table presents information regarding the assets for which the fair value option was elected.

	June 30,	December 31,
	2026	2025
Assets
Fixed maturity securities, at fair value under fair value option	$94	$—
Investments in unconsolidated affiliates	$267	$270
Other loans, within other long-term investments (a)
Fair value	$264	$248
Aggregate unpaid principal	267	250
Loan receivable, within prepaid expenses and other assets (b)
Fair value	$—	$24
Aggregate unpaid principal	—	24
(a) No loans are 90 days or more past due as of June 30, 2026 and December 31, 2025. There were $3 million and $0 of loans in nonaccrual status as of June 30, 2026 and December 31, 2025, respectively.
(b) No loans are 90 days or more past due or in nonaccrual status as of June 30, 2026 and December 31, 2025.
The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected that are reported within Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities, at fair value under fair value option	$1	$—	$2	$—
Investments in unconsolidated affiliates	7	—	(3)	—
Other loans	(1)	—	(2)	—
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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates accounted for under the equity method of accounting were $182 million and $288 million as of June 30, 2026 and December 31, 2025, respectively.

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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As of June 30, 2026 and December 31, 2025, there were no outstanding balances under the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$175	$—	$—	$175	$175
Commercial mortgage loans	—	—	3,440	—	3,440	3,683
Residential mortgage loans	—	—	5,276	—	5,276	5,582
Investments in unconsolidated affiliates	—	—	—	4,798	4,798	4,798
Policy loans	—	—	171	—	171	171
Other invested assets	29	—	—	79	108	108
Company-owned life insurance	—	—	915	—	915	915
Trade and notes receivables, net of allowance	—	—	526	—	526	526
Total	$29	$175	$10,328	$4,877	$15,409	$15,958

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,704	$—	$51,704	$57,318
Debt	—	4,080	—	—	4,080	4,378
Total	$—	$4,080	$51,704	$—	$55,784	$61,696

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Other invested assets	18	—	—	75	93	93
Company-owned life insurance	—	—	887	—	887	887
Trade and notes receivables, net of allowance	—	—	473	—	473	473
Total	$18	$155	$8,956	$4,683	$13,812	$14,254

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Debt	—	4,204	—	—	4,204	4,400
Total	$—	$4,204	$51,027	$—	$55,231	$60,584
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
The Company’s consolidated AFS investments as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,138	$(14)	$104	$(352)	$17,876
Commercial mortgage-backed securities	4,847	(56)	28	(154)	4,665
Corporates	27,117	(7)	169	(2,429)	24,850
Hybrids	616	—	4	(23)	597
Municipals	1,577	—	3	(217)	1,363
Residential mortgage-backed securities	3,770	(1)	54	(75)	3,748
U.S. Government	770	—	1	(5)	766
Foreign Governments	452	—	3	(47)	408
Total available-for-sale securities	$57,287	$(78)	$366	$(3,302)	$54,273

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,853	$(25)	$166	$(256)	$18,738
Commercial mortgage-backed/asset-backed securities	5,341	(61)	58	(139)	5,199
Corporates	26,538	(25)	302	(2,368)	24,447
Hybrids	625	—	6	(22)	609
Municipals	1,604	—	4	(215)	1,393
Residential mortgage-backed securities	2,846	(1)	76	(70)	2,851
U.S. Government	954	—	5	(3)	956
Foreign Governments	400	—	5	(37)	368
Total available-for-sale securities	$57,161	$(112)	$622	$(3,110)	$54,561
Securities held on deposit with various state regulatory authorities had a fair value of $157 million and $155 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company held $38 million and $54 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of June 30, 2026 and December 31, 2025, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $584 million and $542 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,439 million and $4,621 million as of June 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities as of June 30, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2026		December 31, 2025
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$932	$926	$623	$619
Due after one year through five years	4,886	4,856	5,597	5,626
Due after five years through ten years	4,878	4,806	5,811	5,812
Due after ten years	19,836	17,396	18,090	15,716
Subtotal	30,532	27,984	30,121	27,773
Other securities, which provide for periodic payments:
Asset-backed securities	18,138	17,876	18,853	18,738
Commercial mortgage-backed securities	4,847	4,665	5,341	5,199
Residential mortgage-backed securities	3,770	3,748	2,846	2,851
Subtotal	26,755	26,289	27,040	26,788
Total fixed maturity available-for-sale securities	$57,287	$54,273	$57,161	$54,561
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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCL. As of June 30, 2026 and December 31, 2025, our allowance for expected credit losses for AFS securities was $78 million and $112 million, respectively.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$5,161	$(117)	$1,950	$(223)	$7,111	$(340)
Commercial mortgage-backed securities	906	(10)	917	(115)	1,823	(125)
Corporates	6,871	(143)	8,990	(2,286)	15,861	(2,429)
Hybrids	133	(3)	286	(20)	419	(23)
Municipals	221	(5)	1,020	(212)	1,241	(217)
Residential mortgage-backed securities	1,510	(7)	346	(63)	1,856	(70)
U.S. Government	428	(5)	82	(1)	510	(6)
Foreign Government	170	(4)	144	(41)	314	(45)
Total available-for-sale securities	$15,400	$(294)	$13,735	$(2,961)	$29,135	$(3,255)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						3,758
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,050
Total number of available-for-sale securities in an unrealized loss position						5,808

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	542	(11)	1,051	(106)	1,593	(117)
Corporates	3,419	(55)	10,097	(2,312)	13,516	(2,367)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,050	(212)	1,251	(215)
Residential mortgage-backed securities	208	(2)	390	(67)	598	(69)
U.S. Government	353	(1)	84	(2)	437	(3)
Foreign Government	60	—	148	(37)	208	(37)
Total available-for-sale securities	$9,600	$(103)	$15,352	$(2,966)	$24,952	$(3,069)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,962
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,194
Total number of available-for-sale securities in an unrealized loss position						4,156
The unrealized losses as of June 30, 2026 and December 31, 2025 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2026 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 4% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	June 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$9	—%	$9	—%
Industrial	700	19	671	21
Mixed Use	20	1	21	1
Multifamily	1,325	36	1,150	35
Office	383	10	345	11
Retail	285	8	327	10
Student Housing	83	2	83	3
Other	905	24	654	19
Total CMLs, gross of valuation allowance	$3,710	100%	$3,260	100%
Allowance for expected credit loss	(27)		(18)
Total CMLs, net of valuation allowance	$3,683		$3,242

U.S. Region:
East North Central	$173	5%	$124	4%
East South Central	86	2	86	3
Middle Atlantic	380	10	356	11
Mountain	526	14	396	12
New England	183	5	183	6
Pacific	776	21	709	22
South Atlantic	1,207	32	1,157	34
West North Central	167	5	69	2
West South Central	212	6	180	6
Total CMLs, gross of valuation allowance	$3,710	100%	$3,260	100%
Allowance for expected credit loss	(27)		(18)
Total CMLs, net of valuation allowance	$3,683		$3,242

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the six months ended June 30, 2026 and for the year ended December 31, 2025. CMLs segregated by aging of the loans (by year of origination) as of June 30, 2026 and December 31, 2025 were as follows, gross of valuation allowances:

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$532	$605	$290	$196	$292	$1,786	$3,701
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at June 30, 2026 and December 31, 2025:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2026	(In millions)
LTV Ratios:
Less than 50.00%	$803	$40	$—	$843	23%	$823	24%
50.00% to 59.99%	908	135	47	1,090	29	1,009	29
60.00% to 74.99%	1,355	279	113	1,747	47	1,582	46
75.00% to 84.99%	7	14	9	30	1	26	1
Total CMLs	$3,073	$468	$169	$3,710	100%	$3,440	100%

December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$196	$147	$85	$67	$21	$327	$843
50.00% to 59.99%	158	156	50	53	149	524	1,090
60.00% to 74.99%	166	302	151	71	113	944	1,747
75.00% to 84.99%	12	—	4	5	9	—	30
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710
CMLs
DSC Ratios
Greater than 1.25x	$290	$429	$140	$183	$284	$1,747	$3,073
1.00x - 1.25x	136	169	150	13	—	—	468
Less than 1.00x	106	7	—	—	8	48	169
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
CMLs
DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of June 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 8% and 6% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	June 30, 2026
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$587	11%
New York	361	6
Florida	349	6
All other states (a)	4,366	77
Total RMLs, gross of valuation allowance	5,663	100%
Allowance for expected credit loss	(81)
Total RMLs, net of valuation allowance	$5,582
(a)     The individual concentration of each state is less than 5% as of June 30, 2026.

	December 31, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)     The individual concentration of each state is less than 5% as of December 31, 2025.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$5,534	98%	$4,650	99%
Non-performing	129	2	67	1
Total RMLs, gross of valuation allowance	5,663	100%	4,717	100%
Allowance for expected loan loss	(81)		(68)
Total RMLs, net of valuation allowance	$5,582		$4,649

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded for RMLs during the six months ended June 30, 2026 or during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of June 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances:

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$960	$1,813	$603	$307	$749	$1,062	$5,494
30-89 days past due	4	10	5	1	6	14	40
90 days or more past due	—	9	18	21	37	44	129
Total RMLs	$964	$1,832	$626	$329	$792	$1,120	$5,663

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

    Non-accrual loans by amortized cost as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$129	$67
Commercial mortgage:	9	12
Total non-accrual mortgages	$138	$79

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2026 and 2025.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2026 and December 31, 2025, we had $138 million and $79 million, respectively, of mortgage loans that were over 90 days past due.
As of June 30, 2026 and December 31, 2025, we had $129 million and $111 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(74)	$(23)	$(97)	$(68)	$(18)	$(86)
Provision (expense) benefit for loan losses	(7)	(4)	(11)	(13)	(9)	(22)
Ending Balance	$(81)	$(27)	$(108)	$(81)	$(27)	$(108)

	Three months ended June 30, 2025			Six months ended June 30, 2025
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(56)	$(17)	$(73)	$(53)	$(17)	$(70)
Provision (expense) benefit for loan losses	(2)	—	(2)	(5)	—	(5)
Ending Balance	$(58)	$(17)	$(75)	$(58)	$(17)	$(75)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the accrued interest receivable balance on CMLs totaled $13 million and $11 million, respectively, and the accrued interest receivable on RMLs totaled $52 million and $45 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$562	$572	$1,144	$1,141
Equity securities	6	7	13	15
Preferred securities	7	7	14	13
Mortgage loans	118	87	223	169
Invested cash and short-term investments	31	48	65	101
Limited partnerships	83	60	185	115
Tax deferred property exchange income	29	29	58	58
Other investments	45	33	75	56
Gross investment income	881	843	1,777	1,668
Investment expense	(70)	(66)	(144)	(131)
Interest and investment income	$811	$777	$1,633	$1,537
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $263 million and $491 million for the three and six months ended June 30, 2026, respectively, and $189 million and $373 million for the three and six months ended June 30, 2025, respectively.

Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net realized losses on fixed maturity securities	$(132)	$—	$(164)	$(1)
Net realized/unrealized gains (losses) on equity securities (1)	37	(36)	(13)	(73)
Net realized/unrealized losses on preferred securities (2)	—	(1)	(5)	(3)
Net realized/unrealized gains on other invested assets	6	73	1	73
Change in allowance for expected credit losses	10	(21)	10	(44)
Net realized gain on sale of F&G Life Re	—	—	14	—
Derivatives and embedded derivatives:
Realized gains and losses on certain derivative instruments	139	(52)	164	(77)
Unrealized gains on certain derivative instruments	352	192	67	34
Change in fair value of reinsurance related embedded derivatives (3)	(83)	(61)	178	(102)
Change in fair value of other derivatives and embedded derivatives	4	4	3	4
Net realized/unrealized gains (losses) on derivatives and embedded derivatives	412	83	412	(141)
Recognized gains and losses, net	$333	$98	$255	$(189)
(1) Includes net valuation gains (losses) of $47 million and $(35) million for the three months ended June 30, 2026 and 2025, respectively, and net valuation losses $9 million and $78 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes net valuation gains (losses) of $4 million and $(1) million for the three months ended June 30, 2026 and 2025, respectively, and net valuation losses of $0 and $2 million for the six months ended June 30, 2026 and 2025, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses, net attributable to these agreements, and thus excluded from the totals in the table above, were $(82) million and $132 million for the three and six months ended June 30, 2026, respectively, and were $(57) million and $(99) million for the three and six months ended June 30, 2025 respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$5,112	$619	$6,125	$2,703
Gross gains	21	4	25	16
Gross losses	(149)	(7)	(157)	(21)
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
Consolidated VIEs are structured investments that are managed by third parties. These structured investments are established as special purpose vehicles (“SPVs”) designed to hold specific assets, which include limited partnerships, fixed maturity securities, middle market loans, short-term investments, and cash and cash equivalents. The assets of each VIE can be used only to settle obligations of the VIE. Asset and liability information held by consolidated VIEs included on the unaudited Condensed Consolidated Balance Sheets are as follows:

	June 30, 2026	December 31, 2025
Assets:	(In millions)
Investments in unconsolidated affiliates	$277	$262
Fixed maturity securities, at fair value under fair value option	94	—
Other long-term investments	264	248
Short-term investments	34	116
Cash and cash equivalents	—	2
Total assets	$669	$628

Total consolidated VIE investments	$669	$628
We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note F Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of June 30, 2026 was $895 million.
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$5,224	$6,431	$5,145	$6,389
Fixed maturity securities	25,927	28,050	26,419	28,803
Total unconsolidated VIE investments	$31,151	$34,481	$31,564	$35,192

Note E — Derivative Financial Instruments
Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	June 30, 2026			December 31, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1,600	$3	$20	$850	$11	$1
Foreign currency swaps (a)	—	—	—	21	—	3
Total derivatives designated as hedging instruments	1,600	3	20	871	11	4

Derivatives not designated as hedging instruments
Equity options (a)	31,613	1,274	—	29,651	1,062	—
Interest rate swaps (a)	8,152	28	19	6,453	83	3
Foreign currency swaps (a)	765	8	4	503	—	6
Futures contracts (a)	104	—	—	68	—	1
Foreign currency forwards (a)	88	—	—	93	—	—
Other embedded derivatives (b)	—	—	—	—	41	—
Indexed annuities/IUL embedded derivatives (c)	—	831	7,080	—	399	6,542
Reinsurance related embedded derivatives (d)	—	—	(26)	—	—	75
Total derivatives not designated as hedging instruments	40,722	2,141	7,077	36,768	1,585	6,627
Total derivatives	$42,322	$2,144	$7,097	$37,639	$1,596	$6,631
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
(d)The fair value of the reinsurance related embedded derivatives is included in Funds withheld for reinsurance liabilities on the unaudited Condensed Consolidated Balance Sheets, irrespective if in a net asset or net liability position..

The amounts and locations of gains losses, net recognized for derivatives and gains losses, net recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(17)	$15	$—	$—	$3	$(3)
Foreign currency swaps	—	—	—	—	(2)	2	—	—
Total derivatives designated as hedging instruments	—	—	(17)	15	(2)	2	3	(3)

Derivatives not designated as hedging instruments
Equity options	527	—	—	—	126	—	—	—
Interest rate swaps	(32)	—	—	—	19	—	—	—
Foreign currency swaps	1	—	—	—	(4)	—	—	—
Futures contracts	(8)	—	—	—	9	—	—	—
Foreign currency forwards	1	—	—	—	(8)	—	—	—
Other embedded derivatives	4	—	—	—	4	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	492	—	—	—	193	—
Reinsurance related embedded derivatives	(83)	—	—	—	(61)	—	—	—
Total derivatives not designated as hedging instruments	410	—	492	—	85	—	193	—
Total derivatives	$410	$—	$475	$15	$83	$2	$196	$(3)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(28)	$26	$—	$—	$12	$(13)
Foreign currency swaps	(1)	1	—	—	(3)	3	—	—
Total derivatives designated as hedging instruments	(1)	1	(28)	26	(3)	3	12	(13)

Derivatives not designated as hedging instruments
Equity options	280	—	—	—	(108)	—	—	—
Interest rate swaps	(61)	—	—	—	69	—	—	—
Foreign currency swaps	13	—	—	—	(4)	—	—	—
Futures contracts	(5)	—	—	—	14	—	—	—
Foreign currency forwards	3	—	—	—	(11)	—	—	—
Other embedded derivatives	3	—	—	—	4	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	232	—	—	—	131	—
Reinsurance related embedded derivatives	178	—	—	—	(102)	—	—	—
Total derivatives not designated as hedging instruments	411	—	232	—	(138)	—	131	—
Total derivatives	$410	$1	$204	$26	$(141)	$3	$143	$(13)

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	June 30, 2026		December 31, 2025
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$—	$—	$21	$—
Contractholder funds	(1,593)	15	(862)	(11)
For the three and six months ended June 30, 2026 and 2025, the derivative instruments’ gains losses, net excluded from the assessment of hedge effectiveness were immaterial.
During the three months ended March 31, 2026, the foreign currency swap designated as a fair value hedge of foreign fixed maturity AFS securities matured and fair value hedge accounting was discontinued. There were no significant impacts associated with the discontinuation and no cumulative fair value hedging adjustments remained as of June 30, 2026. There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025.
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
Foreign Currency Swaps and Forwards
We utilize foreign currency swaps and foreign currency forwards to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments. Through a foreign currency swap, we agree with another party to exchange, at specified intervals, principal and interest payments in one currency for principal and interest payments in another currency, based on an agreed-upon notional amount. Foreign currency forwards are contracts to exchange one currency for another at a specified exchange rate on a future date.
The foreign currency swaps and foreign currency forwards are marked to fair value, with changes in fair value included as a component of Recognized gains and losses, net, in the unaudited Condensed Consolidated Statements of Earnings, with changes for swaps including accrued interest and related periodic cash flows received or paid.
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
Net credit risk at any balance sheet date may reflect the timing of collateral settlements, as collateral calls issued or received near the balance sheet date may not be fully reflected in collateral balances until the subsequent settlement date. Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral (a)	Net Credit Risk (a)
	(In millions)
June 30, 2026	$1,264	$1,267	$46
December 31, 2025	1,137	1,185	34
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of June 30, 2026 and December 31, 2025 counterparties posted collateral of $1,267 million and $1,185 million, respectively. This included cash collateral of $851 million and $928 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $46 million and $34 million as of June 30, 2026 and December 31, 2025, respectively.
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
We held 240 and 172 futures contracts as of June 30, 2026 and December 31, 2025, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 million and $4 million as of June 30, 2026 and December 31, 2025, respectively.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $5 million and $7 million as of June 30, 2026 and December 31, 2025, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors asserting claims for breach of fiduciary duty and unjust enrichment related to the Chairman of the Board’s 2024 stock award and to director compensation paid in 2022, 2023, and 2024. The plaintiff seeks disgorgement of allegedly excessive compensation, recovery of damages on behalf of FNF, and reformation of certain corporate governance and internal control measures. On August 1, 2025, the defendants moved to dismiss the complaint on several grounds. On June 15, 2026, the court entered an order dismissing all claims relating to the Chairman of the Board’s 2024 stock award. However, the court held that the breach of fiduciary duty claims against the Compensation Committee members who approved the non-employee directors’ compensation for 2022, 2023, and 2024, and the unjust enrichment claims against all director defendants who received such compensation, survived the motion to dismiss. We will continue to vigorously defend this matter and we do not believe the result will have a material adverse effect on our financial condition.
Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (IMOs), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. On March 2, 2026, the magistrate judge issued a Memorandum and Recommendation (“Recommendations”) recommending that FGL Insurance’s motions for summary judgment be granted, and that its motion to exclude Plaintiff’s expert testimony as inadmissible, filed June 9, 2025, be denied as moot. Plaintiff filed its objections to the Recommendations, and FGL Insurance responded. On May 14, 2026, the trial judge entered an order adopting the magistrate judge’s Recommendations and entered final judgment. Plaintiff has appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, Case No. 26-40355, where briefing is anticipated to take place over the next several months. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a lawsuit filed by Insurance Distribution Consulting, LLC ("IDC") as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled, Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the

U.S. District Court for the Central District of California, and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. The motion has been fully briefed, and a decision is pending with the court. FGL Insurance and Peak will vigorously contest the Plaintiff’s claims in the actions. As this case continues to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance and/or Peak will be held liable for the dispute. At this time, we do not believe the lawsuit will have a material impact on our business, operations, or financial results.
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
In our F&G segment, we have unfunded commitments as of June 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of June 30, 2026 is included below:

June 30, 2026
Commitment Type	(In millions)
Other fixed maturity securities, AFS	$301
Commercial mortgage loans	106
Residential mortgage loans	437
Other assets	89
Consolidated VIEs:
Other long-term investments	226
Unconsolidated VIEs:
Limited partnerships	1,191
Asset-backed lending	188
Fixed maturity securities, asset-backed securities	572
Direct Lending	909
Total	$4,019

Concurrent with the Roar Joint Venture, LLC (“Roar”) purchase agreement, F&G executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan was due to mature on August 5, 2027. The principal balance outstanding was $24 million as of December 31, 2025. During the second quarter of 2026, we loaned an additional $12 million and, on June 30, 2026, entered into an agreement to retire the loan receivable in exchange for the transfer of 5.3% of the membership interests in Roar from Roar Seller to Peak Altitude. There are no remaining unfunded commitments related to the loan or subsequent exchange.
Note G — Dividends
On August 5, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on September 30, 2026, to FNF common shareholders of record as of September 16, 2026.

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
As of and for the three months ended June 30, 2026:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	767	—	—	—	767
Agency title insurance premiums	967	—	—	—	967
Escrow, title related and other fees	694	413	66	—	1,173
Interest and investment income	86	718	35	(28)	811
Recognized gains and losses, net	14	290	29	—	333
Total segment revenues	2,528	1,421	130	(28)	4,051
Significant segment expenses:
Personnel costs	819	77	69	—	965
Agent commissions	749	—	—	—	749
Other operating expenses	394	41	25	—	460
Benefits and other changes in policy reserves	—	1,149	—	—	1,149
Total significant segment expenses	1,962	1,267	94	—	3,323
Other segment items:
Depreciation and amortization	37	175	7	—	219
Provision for title claim losses	78	—	—	—	78
Market risk benefit gains	—	32	—	—	32
Interest expense	—	41	20	—	61
Total other segment items	115	248	27	—	390
Total segment expenses	2,077	1,515	121	—	3,713
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	451	(94)	9	(28)	338
Income tax expense	92	(19)	(10)	—	63
Earnings (loss) before equity in earnings of unconsolidated affiliates	359	(75)	19	(28)	275
Equity in earnings of unconsolidated affiliates	1	—	—	—	1
Net earnings (loss) from continuing operations	$360	$(75)	$19	$(28)	$276
Assets	$8,522	$103,594	$2,412	$—	$114,528
Goodwill	2,799	2,124	293	—	5,216

As of and for the three months ended June 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	632	—	—	—	632
Agency title insurance premiums	839	—	—	—	839
Escrow, title related and other fees	613	631	45	—	1,289
Interest and investment income	86	682	37	(28)	777
Recognized gains and losses, net	43	51	4	—	98
Total segment revenues	2,213	1,364	86	(28)	3,635
Significant segment expenses:
Personnel costs	749	77	41	—	867
Agent commissions	654	—	—	—	654
Other operating expenses	342	42	32	—	416
Benefits and other changes in policy reserves	—	993	—	—	993
Total significant segment expenses	1,745	1,112	73	—	2,930
Other segment items:
Depreciation and amortization	35	158	7	—	200
Provision for title claim losses	66	—	—	—	66
Market risk benefit losses	—	(4)	—	—	(4)
Interest expense	—	41	20	—	61
Total other segment items	101	195	27	—	323
Total segment expenses	1,846	1,307	100	—	3,253
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	367	57	(14)	(28)	382
Income tax expense (benefit)	93	15	(10)	—	98
Earnings (loss) before equity in earnings of unconsolidated affiliates	274	42	(4)	(28)	284
Equity in earnings of unconsolidated affiliates	9	—	—	—	9
Net earnings (loss) from continuing operations	$283	$42	$(4)	$(28)	$293
Assets	$8,022	$91,819	$2,490	$—	$102,331
Goodwill	2,800	2,179	293	—	5,272

As of and for the six months ended June 30, 2026:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,350	—	—	—	1,350
Agency title insurance premiums	1,755	—	—	—	1,755
Escrow, title related and other fees	1,282	909	93	—	2,284
Interest and investment income	177	1,441	71	(56)	1,633
Recognized gains and losses, net	(32)	258	29	—	255
Total segment revenues	4,532	2,608	193	(56)	7,277
Significant segment expenses:
Personnel costs	1,567	137	88	—	1,792
Agent commissions	1,357	—	—	—	1,357
Other operating expenses	734	74	50	—	858
Benefits and other changes in policy reserves	—	1,633	—	—	1,633
Total significant segment expenses	3,658	1,844	138	—	5,640
Other segment items:
Depreciation and amortization	72	348	14	—	434
Provision for title claim losses	140	—	—	—	140
Market risk benefit losses	—	105	—	—	105
Interest expense	—	82	40	—	122
Total other segment items	212	535	54	—	801
Total segment expenses	3,870	2,379	192	—	6,441
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	662	229	1	(56)	836
Income tax expense (benefit)	161	55	22	—	238
Earnings (loss) before equity in earnings of unconsolidated affiliates	501	174	(21)	(56)	598
Equity in earnings of unconsolidated affiliates	(1)	—	—	—	(1)
Net earnings (loss) from continuing operations	$500	$174	$(21)	$(56)	$597
Assets	$8,522	$103,594	$2,412	$—	$114,528
Goodwill	2,799	2,124	293	—	5,216

As of and for the six months ended June 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,142	—	—	—	1,142
Agency title insurance premiums	1,520	—	—	—	1,520
Escrow, title related and other fees	1,138	1,136	80	—	2,354
Interest and investment income	169	1,348	76	(56)	1,537
Recognized gains and losses, net	18	(212)	5	—	(189)
Total segment revenues	3,987	2,272	161	(56)	6,364
Significant segment expenses:
Personnel costs	1,421	144	72	—	1,637
Agent commissions	1,182	—	—	—	1,182
Other operating expenses	655	83	55	—	793
Benefits and other changes in policy reserves	—	1,517	—	—	1,517
Total significant segment expenses	3,258	1,744	127	—	5,129
Other segment items:
Depreciation and amortization	71	311	14	—	396
Provision for title claim losses	120	—	—	—	120
Market risk benefit losses	—	105	—	—	105
Interest expense	—	81	40	—	121
Total other segment items	191	497	54	—	742
Total segment expenses	3,449	2,241	181	—	5,871
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	538	31	(20)	(56)	493
Income tax expense (benefit)	135	10	(18)	—	127
Earnings (loss) before equity in earnings of unconsolidated affiliates	403	21	(2)	(56)	366
Equity in earnings of unconsolidated affiliates	10	—	—	—	10
Net earnings (loss) from continuing operations	$413	$21	$(2)	$(56)	$376
Assets	$8,022	$91,819	$2,490	$—	$102,331
Goodwill	2,800	2,179	293	—	5,272
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

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Six months ended June 30,
	2026	2025
Cash paid for:	(In millions)
Interest	$115	$113
Income taxes	116	155
Deferred sales inducements	164	158
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	—	(500)
Exchange of note receivable for incremental share in consolidated subsidiary	36	—
Investment received as non-cash consideration for sale of F&G Life Re	38	—
Acquisitions		73
Change in proceeds of sales of investments available for sale receivable in period	(68)	33
Change in purchases of investments available for sale payable in period	116	206
Lease liabilities recognized in exchange for lease right-of-use assets	19	22
Remeasurement of lease liabilities	37	32
Liabilities assumed in connection with acquisitions
Fair value of assets acquired	2	5
Less: Total Purchase price	2	3
Liabilities and noncontrolling interests assumed	$—	$2

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended June 30,		Six months ended June 30,
			2026	2025	2026	2025
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$767	$632	$1,350	$1,142
Agency title insurance premiums	Agency title insurance premiums	Title	967	839	1,755	1,520
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	413	632	909	1,137
Home warranty	Escrow, title-related and other fees	Title	41	40	77	76
Total revenue from insurance contracts			2,188	2,143	4,091	3,875
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	273	243	481	430
Other title-related fees and income	Escrow, title-related and other fees	Title	192	181	363	333
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	105	89	199	172
Real estate technology	Escrow, title-related and other fees	Corporate and other	34	34	67	67
Total revenue from contracts with customers			604	547	1,110	1,002
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	83	60	162	127
Other	Escrow, title-related and other fees	Corporate and other	32	10	26	12
Interest and investment income	Interest and investment income	Various	811	777	1,633	1,537
Recognized gains and losses, net	Recognized gains and losses, net	Various	333	98	255	(189)
Total revenues	Total revenues		$4,051	$3,635	$7,277	$6,364

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	June 30, 2026	December 31, 2025
	(In millions)
Trade receivables	$448	$375
Deferred revenue (contract liabilities)	96	95

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, we recognized $39 million and $64 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the six months ended June 30, 2026 and June 30, 2025:

	Six months ended June 30,
	2026	2025
	(In millions)
Balance at January 1,	$551	$401
Capitalization	99	86
Amortization	(17)	(13)
Balance at June 30,	$633	$474
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter.

Note K —Value of Business Acquired ("VOBA"), Deferred Acquisition Costs ("DAC"), and Deferred Sales Inducements ("DSI")
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(In millions)
Customer relationships and contracts	$312	$349
Value of business acquired	1,127	1,196
Deferred acquisition costs	3,853	3,637
Deferred sales inducements	1,014	891
Value of distribution asset	57	62
Computer software	291	289
Trademarks, tradenames, and other	233	217
Total Other intangible assets, net	$6,887	$6,641
The following tables roll forward VOBA by product for the six months ended June 30, 2026 and 2025:

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2026	$770	$18	$178	$119	$111	$1,196
Amortization	(57)	(2)	(3)	(3)	(4)	(69)
Balance at June 30, 2026	$713	$16	$175	$116	$107	$1,127

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(62)	(2)	(3)	(4)	(6)	(77)
Balance at June 30, 2025	$830	$20	$181	$122	$119	$1,272
VOBA amortization expense of $69 million and $77 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2026 and 2025, respectively.

The following tables roll forward DAC by product for the six months ended June 30, 2026 and 2025.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2026	$2,205	$402	$1,021	$3,628
Capitalization	250	16	146	412
Amortization	(110)	(55)	(32)	(197)
Balance at June 30, 2026	$2,345	$363	$1,135	$3,843

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	262	87	138	487
Amortization	(92)	(51)	(24)	(167)
Balance at June 30, 2025	$2,044	$412	$895	$3,351
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $197 million and $167 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2026 and 2025, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above, which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Indexed Annuities	$2,345	$2,205
Fixed Rate Annuities	363	402
Universal Life	1,135	1,021
FABN	6	5
PRT	4	4
Total	$3,853	$3,637
The following table rolls forward DSI for our indexed annuity products for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
	(In millions)
Balance at January 1,	$891	$625
Capitalization	164	158
Amortization	(41)	(30)
Balance at June 30,	$1,014	$753
DSI amortization expense of $41 million and $30 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the six months ended June 30, 2026 and 2025, respectively.
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

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the six months ended June 30, 2026, F&G updated the assumption for option budgets. For the year ended December 31, 2025, F&G updated the assumptions for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2025.

Note L — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of June 30, 2026 and December 31, 2025, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026			2025
	(In millions)
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$253	$189	$1,225	$462	$180	$1,057
Ceded	(19)	(29)	(76)	(21)	(12)	(64)
Net	$234	$160	$1,149	$441	$168	$993

	Six months ended June 30,
	2026			2025
	(In millions)
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$606	$359	$1,759	$805	$359	$1,634
Ceded	(39)	(53)	(126)	(43)	(24)	(117)
Net	$567	$306	$1,633	$762	$335	$1,517
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended June 30, 2026:
Ancient Re: Effective February 28, 2026, in conjunction with the sale of F&G Life Re to Ancient, F&G amended the existing reinsurance agreement with F&G Life Re for certain inforce FIA policies and effective March 1, 2026, added a new forward flow component to cede certain MYGA policies, both on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three and six months ended June 30, 2026.

The following summarizes our reinsurance recoverable as of June 30, 2026 and December 31, 2025:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	June 30, 2026	December 31, 2025
	(In millions)
Aspida (b)	$8,364	$8,589	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. ("Somerset") (c)	6,213	5,071	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company (“Everlake”)	1,877	1,868	Coinsurance	Certain MYGA (d)	Deposit
Ancient Re	1,711	—	Coinsurance Funds Withheld	Certain FIA and certain MYGA	Deposit
Fort Greene Reinsurance SPC Limited	1,221	502	Coinsurance Funds Withheld	Certain FIA	Deposit
Wilton Reassurance Company ("Wilton Re")	1,020	1,032	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	489	501
Reinsurance recoverable, gross of allowance	20,895	17,563
Allowance for expected credit losses	(19)	(18)
Reinsurance recoverable, net of allowance for expected credit losses	$20,876	$17,545

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) Includes Aspida Life Re Ltd. and Aspida Re Cayman Ltd. (together, “Aspida”)
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
As of June 30, 2026 and December 31, 2025, F&G had a deposit asset of $15,168 million and $13,279 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
F&G incurred risk charge fees of $11 million and $10 million during the three months ended June 30, 2026 and 2025, respectively, and $22 million and $21 million during the six months ended June 30, 2026 and 2025, respectively, in relation to reinsurance agreements.
Credit Losses
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and six months ended June 30, 2026 and 2025.

Funds Withheld
The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported at carrying value in the line items shown below in the unaudited Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
	(in millions)
Fixed maturities, AFS	$15,013	$12,530
Equity securities	60	60
Derivative instruments	143	55
Mortgage loans	576	65
Investments in unconsolidated affiliates	954	752
Policy loans	1	1
Cash and cash equivalents	528	702
Subtotal	17,275	14,165
Accrued interest receivable, included in Prepaid expenses and other assets	235	146
Accounts payable and accrued liabilities and reconciling items (a)	(53)	(120)
Net assets	$17,457	$14,191
(a) Reconciling items primarily represent net balances in process of settlement or clearing.
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset, Everlake, Ancient Re, Fort Greene and Wilton Re that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset, Everlake, Ancient Re, Fort Greene, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of June 30, 2026. The following table presents financial strength ratings as of June 30, 2026:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset	A	BBB+	—	—
Everlake	A	—	—	—
Ancient Re Ltd.	—	—	—	—
Fort Greene	—	—	—	—
Wilton Re	A+	—	A-	—
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

U.S. Companies
Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and six months ended June 30, 2026 and 2025, and statutory capital and surplus as of June 30, 2026 and December 31, 2025, of our wholly owned U.S. regulated insurance subsidiaries, were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
For the three months ended June 30, 2026	$(71)	$1	$7	$(20)
For the three months ended June 30, 2025	(76)	2	10	(46)

For the six months ended June 30, 2026	$(85)	$5	$15	$(61)
For the six months ended June 30, 2025	(203)	6	20	(98)

Statutory Capital and Surplus:
June 30, 2026	$1,384	$126	$172	$234
December 31, 2025	1,735	122	182	236
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
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests, which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements as of June 30, 2026 and December 31, 2025. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.
The prescribed and permitted practices resulted in increases to statutory capital and surplus of $50 million and $249 million at June 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, FGL Insurance’s risk-based capital would have been above the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.
There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of June 30, 2026.
Non-U.S. Company
F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by its regulator, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re has two permitted practices, which have been approved by CIMA. F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G

Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $18 million and $20 million as of June 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.

Net income and capital and surplus of our wholly owned Cayman Islands insurance subsidiary under SAP were as follows:

Subsidiary (country of domicile)
F&G Cayman Re (Cayman Islands)
(In millions)
Statutory Net income (loss):
For the three months ended June 30, 2026	$(2)
For the three months ended June 30, 2025	4

For the six months ended June 30, 2026	$(11)
For the six months ended June 30, 2025	19

Statutory Capital and Surplus:
June 30, 2026	$1,189
December 31, 2025	1,134

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note N — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026		December 31, 2025
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$812	$1	$420	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$684	$1	$322	$1
Issuances and benefit payments	93	—	147	—
Attributed fees collected and interest accrual	94	—	156	—
Actual policyholder behavior different from expected	54	—	45	—
Changes in assumptions and other	(9)	—	8	—
Effects of market related movements	(6)	—	6	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	910	1	684	1
Effect of changes in the instrument-specific credit risk	115	—	128	—
Balance, end of period, net liability	1,025	1	812	1
Less: reinsured market risk benefits	288	—	195	—
Balance, end of period, net of reinsurance	$737	$1	$617	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.80	85.09	67.84	84.69
Net amount at risk	$2,243	$2	$1,900	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets:

	June 30, 2026			December 31, 2025
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$73	$291	$364	$88	$197	$285
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$73	$291	$364	$88	$197	$285

MRB liability
Indexed annuities	$1,098	$3	$1,101	$900	$2	$902
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$1,099	$3	$1,102	$901	$2	$903

The net MRB liability increased for the six months ended June 30, 2026, primarily as a result of collection of attributed fees, interest accrual, actual to expected policyholder behavior, and MRB reserves for contracts issued within the period.
For the six months ended June 30, 2026, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities offset by decreases in the equity market related projections which resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the six months ended June 30, 2026, F&G updated the option budget assumption. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to a decrease in the net MRB liability for the six months ended June 30, 2026. For the year ended December 31, 2025, F&G updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025.

Note O — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances:

	June 30, 2026
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
	(Dollars in millions)
Balance, beginning of year	$33,226	$19,265	$3,292	$3,324	$2,898
Issuances	3,421	286	116	750	1,805
Premiums received	16	—	333	—	—
Policy charges (b)	(121)	—	(208)	—	—
Surrenders and withdrawals	(1,990)	(1,142)	(73)	—	—
Benefit payments	(260)	(193)	(9)	(813)	(1,450)
Interest credited	614	445	129	78	42
Other	(3)	—	—	—	8
Balance, end of period	34,903	18,661	3,580	3,339	3,303
Reconciling items (c)	219	2	144	(15)	—
Gross liability, end of period	35,122	18,663	3,724	3,324	3,303
Less: Reinsurance recoverable	6,681	12,691	890	—	—
Net liability, after reinsurance	$28,441	$5,972	$2,834	$3,324	$3,303

Weighted-average crediting rate	3.67%	4.81%	7.81%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,759	N/A	N/A
Cash surrender value (e)	$32,442	$17,527	$2,762	N/A	N/A

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (b)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of period	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of period	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
(a) FABN and FHLB are considered funding agreements that are investment contracts, which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(b) Contracts included in the Contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
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
The following table reconciles contractholder funds’ account balances to the Contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
	(In millions)
Indexed annuities	$35,122	$33,547
Fixed rate annuities	18,663	19,267
Immediate annuities	252	262
Universal life	3,724	3,407
Traditional life	4	4
FABN	3,324	3,335
FHLB	3,303	2,898
PRT	6	6
Total	$64,398	$62,726

Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees. For the six months ended June 30, 2026 and the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, F&G updated certain economic indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. Additionally, for the year ended December 31, 2025, F&G reflected updates to surrender assumptions for recent and expected near term policyholder behavior. These changes resulted in decreases in Contractholder funds of approximately $2 million and $22 million for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2026
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$700	$382	$316	$705	$2,103
1.51%-2.50%	515	14	892	689	2,110
Greater than 2.50%	197	—	—	2	199
Subtotal	$1,412	$396	$1,208	$1,396	$4,412
No guaranteed minimum crediting rate					30,491
Total					$34,903

Fixed rate annuities
Up to 1.50%	$118	$64	$491	$15,237	$15,910
1.51%-2.50%	3	5	18	430	456
Greater than 2.50%	693	1	5	1,596	2,295
Total	$814	$70	$514	$17,263	$18,661

Universal life
Up to 1.50%	$3,190	$10	$—	$30	$3,230
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	349	—	1	—	350
Total	$3,539	$10	$1	$30	$3,580

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

Note P — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	June 30, 2026	December 31, 2025
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$585	$631
Beginning balance at original discount rate	700	780
Effect of actual variances from expected experience	(3)	1
Balance adjusted for variances from expectation	697	781
Interest accrual	7	15
Net premiums collected	(44)	(96)
Ending balance at original discount rate	660	700
Effect of changes in discount rate assumptions	(118)	(115)
Balance, end of period	$542	$585

Expected FPB
Balance, beginning of year	$1,855	$1,933
Beginning balance at original discount rate	2,167	2,368
Effect of actual variances from expected experience	(4)	(21)
Balance adjusted for variances from expectation	2,163	2,347
Interest accrual	23	50
Benefits payments	(100)	(230)
Ending balance at original discount rate	2,086	2,167
Effect of changes in discount rate assumptions	(329)	(312)
Balance, end of period	$1,757	$1,855

Net liability for future policy benefits	$1,215	$1,270
Less: Reinsurance recoverable	510	489
Net liability for future policy benefits, after reinsurance recoverable	$705	$781

Weighted-average duration of liability for future policyholder benefits (years)	5.95	6.84

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$8,112	$6,054
Beginning balance at original discount rate	8,268	6,417
Effect of changes in cash flow assumptions	13	(36)
Effect of actual variances from expected experience	(16)	13
Balance adjusted for variances from expectation	8,265	6,394
Issuances	573	2,206
Interest accrual	201	331
Benefits payments	(409)	(663)
Ending balance at original discount rate	8,630	8,268
Effect of changes in discount rate assumptions	(317)	(156)
Balance, end of period	$8,313	$8,112

Net liability for future policy benefits, after reinsurance recoverable	$8,313	$8,112

Weighted-average duration of liability for future policyholder benefits (years)	7.63	7.80

	Immediate annuities
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$1,276	$1,297
Beginning balance at original discount rate	1,679	1,732
Effect of actual variances from expected experience	1	(11)
Balance adjusted for variances from expectation	1,680	1,721
Issuances	12	17
Interest accrual	26	54
Benefits payments	(56)	(113)
Ending balance at original discount rate	1,662	1,679
Effect of changes in discount rate assumptions	(427)	(403)
Balance, end of period	$1,235	$1,276

Net liability for future policy benefits	$1,235	$1,276
Less: Reinsurance recoverable	104	106
Net liability for future policy benefits, after reinsurance recoverable	$1,131	$1,170

Weighted-average duration of liability for future policyholder benefits (years)	12.24	12.32

The following tables summarize balances and changes in the liability for deferred profit liability ("DPL") for limited-payment contracts:

	June 30, 2026		December 31, 2025
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$7	$90	$6
Effect of actual variances from expected experience	(8)	1	2	1
Balance adjusted for variances from expectation	82	8	92	7
Issuances	6	—	6	1
Interest accrual	1	—	1	—
Amortization	(4)	—	(9)	(1)
Balance, end of period	$85	$8	$90	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2026	December 31, 2025
	(In millions)
Traditional life	$1,215	$1,270
Immediate annuities	1,235	1,276
PRT	8,313	8,112
Immediate annuities DPL	85	90
PRT DPL	8	7
Total	$10,856	$10,755
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	June 30,		June 30,
	2026	2025	2026	2025
Traditional life	(In millions)
Expected future benefit payments	$2,406	$2,657	$1,759	$1,920
Expected future gross premiums	794	896	581	658
Immediate annuities
Expected future benefit payments	$3,057	$3,147	$1,235	$1,289
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,609	$11,059	$8,313	$6,772
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Traditional life	$45	$50	$16	$18
Immediate annuities	11	12	26	27
PRT	550	743	201	154
Total	$606	$805	$243	$199
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	June 30, 2026	December 31, 2025
Traditional life
Interest accretion rate	2.36%	2.35%
Current discount rate	5.10%	4.77%
Immediate annuities
Interest accretion rate	3.22%	3.20%
Current discount rate	5.55%	5.29%
PRT
Interest accretion rate	4.96%	4.87%
Current discount rate	5.30%	4.98%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2026			December 31, 2025
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.1%	1.4%	2.9%	2.4%	2.4%	2.6%
Expected experience	1.7%	1.7%	2.5%	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.6%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2026		December 31, 2025
	Cohort X	Description	Cohort X	Description
NPR before capping	103%	Term with return of premium Non-NY Cohort	104%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,101	Term with return of premium Non-NY Cohort	$1,145	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,108	Term with return of premium Non-NY Cohort	1,156	Term with return of premium Non-NY Cohort
Loss Expense	7	Term with return of premium Non-NY Cohort	11	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the six months ended June 30, 2026 and the year ended December 31, 2025. Significant assumption inputs used in the calculation of their FPB are described below. Refer to the tables above for further details on changes to their FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.
Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025, F&G updated the assumptions for surrenders and lapses. Updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. In 2026, no updates have been made to any significant assumptions used in the FPB liability for traditional life.
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
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both June 30, 2026 and December 31, 2025.

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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of July 22, 2026, estimates (actual for fiscal year 2025) the size of the U.S. residential mortgage originations market as shown in the following table for 2025 - 2028 in its "Mortgage Finance Forecast" (in trillions):

	2028	2027	2026	2025
Purchase originations	$1.5	$1.5	$1.4	$1.4
Refinance originations	$0.7	$0.7	$0.8	$0.7
Total U.S. mortgage originations forecast	$2.2	$2.2	$2.2	$2.1
As of July 22, 2026, the MBA expects residential purchase originations to increase in 2026 and 2027, and remain flat in 2028, and expects residential refinance originations to increase in 2026, decrease in 2027 and remain flat in 2028. Overall mortgage originations are expected to increase in 2026 and remain flat in 2027 and 2028.

Following a decline in inflation in 2024, the Federal Reserve reduced the target range for the federal funds rate to 4.25% and 4.50%, where it remained as of June 30, 2025. After additional rate cuts during 2025, the Federal Reserve maintained the federal funds rate at a target range of 3.50%–3.75% as of June 30, 2026. Average interest rates for a 30-year fixed rate mortgage were 6.4% and 6.3% for the three and six months ended June 30, 2026, respectively, as compared to 6.8% for the corresponding periods in 2025.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets including the potential for rising unemployment, government shutdowns, changes in U.S. trade policies, including tariffs and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2025, which has continued into 2026. Existing-home sales increased 3% in June 2026 as compared to the corresponding period in 2025, while median existing-home sales prices increased to $440,600, or approximately 2%, from the corresponding period in 2025.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.2% and 4.1% in June 2026 and 2025, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.
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

Interest Rate Environment
As of June 30, 2026 and December 31, 2025, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.0 billion and 4.81% and $6.4 billion and 4.84%, respectively. Some of our F&G products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the three and six months ended June 30, 2026. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Direct title insurance premiums	$767	$632	$1,350	$1,142
Agency title insurance premiums	967	839	1,755	1,520
Escrow, title-related and other fees	1,173	1,289	2,284	2,354
Interest and investment income	811	777	1,633	1,537
Recognized gains and losses, net	333	98	255	(189)
Total revenues	4,051	3,635	7,277	6,364
Expenses:
Benefits and other changes in policy reserves	1,149	993	1,633	1,517
Personnel costs	965	867	1,792	1,637
Agent commissions	749	654	1,357	1,182
Other operating expenses	460	416	858	793
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	219	200	434	396
Provision for title claim losses	78	66	140	120
Interest expense	61	61	122	121
Total expenses	3,713	3,253	6,441	5,871
Earnings before income taxes and equity in earnings of unconsolidated affiliates	338	382	836	493
Income tax expense	63	98	238	127
Equity in earnings of unconsolidated affiliates	1	9	(1)	10
Net earnings	$276	$293	$597	$376
 Revenues
Total revenues increased by $416 million in the three months ended June 30, 2026 and increased by $913 million in the six months ended June 30, 2026 as compared to the corresponding periods in 2025.
Net earnings decreased by $17 million in the three months ended June 30, 2026 and increased by $221 million in the six months ended June 30, 2026 as compared to corresponding periods in 2025.
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
Income tax expense was $63 million and $98 million for the three months ended June 30, 2026 and 2025, respectively, and $238 million and $127 million in the six months ended June 30, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 19% and 26% for the three months ended June 30, 2026 and 2025, respectively, and 28% and 26% in the six months ended June 30, 2026 and 2025, respectively. The decrease in income tax expense as a percentage of earnings before taxes in the three months ended June 30, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as a reduction in valuation allowance. The increase in income tax expense as a percentage of earnings before taxes in the six months ended June 30, 2026 as compared to the corresponding period in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of June 30, 2026, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
On July 4, 2025, Public Law 119-21, popularly known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The application of the OBBBA tax provisions did not result in material changes to the Company's total income tax expense or effective tax rate for the three and six months ended June 30, 2026.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:	(In millions)
Direct title insurance premiums	$767	$632	$1,350	$1,142
Agency title insurance premiums	967	839	1,755	1,520
Escrow, title-related and other fees	694	613	1,282	1,138
Interest and investment income	86	86	177	169
Recognized gains and losses, net	14	43	(32)	18
Total revenues	2,528	2,213	4,532	3,987
Expenses:
Personnel costs	819	749	1,567	1,421
Agent commissions	749	654	1,357	1,182
Other operating expenses	394	342	734	655
Depreciation and amortization	37	35	72	71
Provision for title claim losses	78	66	140	120
Total expenses	2,077	1,846	3,870	3,449
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$451	$367	$662	$538

Orders opened by direct title operations (in thousands)	391	366	780	709
Orders closed by direct title operations (in thousands)	273	246	507	447
Fee per file (in dollars)	$4,107	$3,894	$3,899	$3,834
Total revenues for the Title segment increased by $315 million, or 14%, in the three months ended June 30, 2026 and increased $545 million, or 14% in the six months ended June 30, 2026 from the corresponding periods in 2025.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended June 30,				Six months ended June 30,
		% of		% of		% of		% of
	2026	Total	2025	Total	2026	Total	2025	Total
	(Dollars in millions)
Title premiums from direct operations	$767	44%	$632	43%	$1,350	43%	$1,142	43%
Title premiums from agency operations	967	56	839	57	1,755	57	1,520	57
Total title premiums	$1,734	100%	$1,471	100%	$3,105	100%	$2,662	100%
Title premiums increased by $263 million, or 18%, in the three months ended June 30, 2026 from the corresponding period in 2025. The increase was comprised of an increase in Title premiums from direct operations of $135 million, or 21%, and an increase in Title premiums from agency operations of $128 million, or 15%.
Title premiums increased by $443 million or 17% in the six months ended June 30, 2026 from the corresponding period in 2025. The increase was comprised of an increase in Title premiums from direct operations of $208 million, or 18%, and an increase in Title premiums from agency operations of $235 million, or 15%.

The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Opened title insurance orders from purchase transactions (1)	73%	76%	70%	75%
Opened title insurance orders from refinance transactions (1)	27	24	30	25
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	72%	75%	68%	75%
Closed title insurance orders from refinance transactions (1)	28	25	32	25
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.
Title premiums from direct operations increased in the three and six months ended June 30, 2026 from the corresponding periods in 2025. The increase was attributable to increases in the average fee per file and closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three and six months ended June 30, 2026 from the corresponding periods in 2025. Total closed order volume was 273,000 in the three months ended June 30, 2026 compared to 246,000 in the three months ended June 30, 2025 and 507,000 in the six months ended June 30, 2026 compared to 447,000 in the six months ended June 30, 2025. This represented an overall increase of 11% and 13% in the three and six months ended June 30, 2026, respectively, from the corresponding periods in 2025. The increases were primarily attributable to higher housing inventory and modestly lower mortgage interest rates in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.
Total opened title insurance order volumes increased in the three and six months ended June 30, 2026 from the corresponding periods in 2025.
The average fee per file in our direct operations was $4,107 and $3,899 in the three and six months ended June 30, 2026, respectively, compared to $3,894 and $3,834 in the three and six months ended June 30, 2025, respectively. The increases in average fee per file in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025 were primarily attributable to home price appreciation and a higher portion of closings from commercial transactions, which have a relatively higher fee per file.
Title premiums from agency operations increased $128 million, or 15%, in the three months ended June 30, 2026 and increased $235 million, or 15% in the six months ended June 30, 2026 from the corresponding periods in 2025.
Escrow, title-related and other fees increased by $81 million, or 13%, in the three months ended June 30, 2026 and increased $144 million, or 13% in the six months ended June 30, 2026 from the corresponding periods in 2025. Escrow and title-related fees increased by $29 million, or 12%, in the three months ended June 30, 2026 and $51 million, or 12% in the six months ended June 30, 2026 from the corresponding periods in 2025. The increases in escrow and title-related fees in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025 were primarily attributable to increased closed order volume. Other fees, excluding escrow and title-related fees, increased by $52 million, or 14%, in the three months ended June 30, 2026 and increased $93 million, or 13% in the six months ended June 30, 2026. The increases in Other fees, excluding escrow and title-related fees, in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income was relatively flat in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.
Net recognized gains (losses) were $14 million and $(32) million in the three and six months ended June 30, 2026, respectively. Net recognized gains were $43 million and $18 million in the three and six months ended June 30, 2025, respectively. The fluctuations in recognized gains and losses, net in the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025, are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $70 million, or 9%, in the three months ended June 30, 2026 and increased $146 million, or 10% in the six months ended June 30, 2026 from the corresponding periods in 2025. The increases are due to increased health insurance claims, inflationary salary increases, and increased variable costs from the increase in revenues in the six months ended June 30, 2026 as compared to the corresponding period in 2025.

Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 56% and 60% for the three months ended June 30, 2026 and 2025, and 60% and 62% for the six months ended June 30, 2026 and 2025, respectively. Average employee count in the Title segment was 23,819 and 22,216 in the three months ended June 30, 2026 and 2025, respectively, and 23,337 and 21,808 in the six months ended June 30, 2026 and 2025, respectively.
Other operating expenses increased by $52 million, or 15%, in the three months ended June 30, 2026 and increased by $79 million, or 12% in the six months ended June 30, 2026 from the corresponding periods in 2025. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 27% and 27% in the three months ended June 30, 2026 and 2025, and 28% and 29% in six months ended June 30, 2026 and 2025, respectively.
Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended June 30,				Six months ended June 30,
	2026	%	2025	%	2026	%	2025	%
	(Dollars in millions)
Agent premiums	$967	100%	$839	100%	$1,755	100%	$1,520	100%
Agent commissions	749	77%	654	78%	1,357	77%	1,182	78%
Net retained agent premiums	$218	23%	$185	22%	$398	23%	$338	22%
The claim loss provision for title insurance was $78 million and $66 million for the three months ended June 30, 2026 and 2025, respectively, and $140 million and $120 million for the six months ended June 30, 2026 and 2025, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes and foreign exchange rate fluctuations on our earnings associated with our floating rate and foreign currency denominated investments, we execute pay-float and receive-fixed interest rate swaps and utilize foreign currency derivatives, including foreign currency swaps and forwards.
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

F&G Results of Operations
The results of operations of our F&G segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	(In millions)
Life insurance premiums and other fees	$394	$608	$873	$1,097
Interest and investment income	718	682	1,441	1,348
Owned distribution revenues	19	23	36	39
Recognized gains and losses, net	290	51	258	(212)
Total revenues	1,421	1,364	2,608	2,272
Benefits and expenses
Benefits and other changes in policy reserves	1,149	993	1,633	1,517
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	175	158	348	311
Personnel costs	77	77	137	144
Other operating expenses	41	42	74	83
Interest expense	41	41	82	81
Total benefits and expenses	1,515	1,307	2,379	2,241
(Loss) earnings before income taxes and equity in earnings of unconsolidated affiliates	$(94)	$57	$229	$31
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Life-contingent pension risk transfer premiums	$226	$432	$550	$743
Traditional life insurance and life-contingent immediate annuity premiums	8	9	17	19
Surrender charges	61	69	117	126
Policyholder fees and other income	99	98	189	209
Life insurance premiums and other fees (a)	$394	$608	$873	$1,097
a) Reported net of ceded premiums of $19 million, and $21 million for the three months ended June 30, 2026 and 2025, and $39 million and $43 million for the six months ended June 30, 2026 and 2025, respectively. Ceded product fees were $29 million and $12 million for the three months ended June 30, 2026 and 2025, and $53 million and $24 million for the six months ended June 30, 2026 and 2025, respectively.
•Life-contingent pension risk transfer premiums were lower for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were lower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities and IUL policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income were relatively unchanged for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Policyholder fees and other income decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflecting the impact of a reinsurance true-up adjustment during the six months ended June 30, 2025, partially offset by higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees, net of reinsurance. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$540	$551	$1,101	$1,100
Preferred equity securities	4	4	7	7
Common equity securities	4	4	8	9
Mortgage loans	118	87	223	169
Invested cash and short-term investments	15	31	32	65
Limited partnerships	83	60	184	114
Other investments	25	10	30	12
Gross investment income	$789	$747	$1,585	$1,476
Investment expense	(71)	(65)	(144)	(128)
Interest and investment income	$718	$682	$1,441	$1,348
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $263 million and $491 million for the three and six months ended June 30, 2026, respectively, and $189 million $373 million for the three and six months ended June 30, 2025, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Net realized and unrealized losses gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(131)	$(11)	$(178)	$(27)
Net realized gain on sale of F&G Life Re	—	—	14	—
Change in allowance for expected credit losses	9	(20)	10	(42)
Net realized and unrealized gains losses on certain derivatives instruments	491	139	231	(45)
Change in fair value of reinsurance related embedded derivatives	(83)	(61)	178	(102)
Change in fair value of other derivatives and embedded derivatives	4	4	3	4
Recognized gains and losses, net	$290	$51	$258	$(212)
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(82) million and $132 million for the three and six month periods ended June 30, 2026, and $(57) million and $(99) million for the three and six month periods ended June 30, 2025, respectively.
•For the three and six months ended June 30, 2026, net realized and unrealized gains losses on fixed maturity securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity securities primarily reflecting portfolio repositioning.
•For the six months ended June 30, 2026, Recognized gains and losses, net includes a pre-tax gain from the sale of F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party, of $14 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of 2026.
•For the three and six months ended June 30, 2025, net realized and unrealized gains losses on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities.
•The change in allowance for expected credit losses primarily relates to available for sale securities.
•For all periods, net realized and unrealized gains losses on certain derivative instruments primarily relate to the net realized and unrealized gains losses on equity options and futures used to hedge indexed annuity and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains losses on certain derivatives.

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
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments and we utilize foreign currency swaps and foreign currency forwards to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments.

The components of the realized and unrealized gains losses on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Equity options:
Gains losses on equity options	$137	$(54)	$159	$(74)
Change in unrealized gains losses	390	180	121	(34)
Futures contracts:
Gains on futures contracts expiration	2	11	6	10
Change in unrealized losses gains	(10)	(2)	(11)	4
Forward contracts:
Gains losses on forward contracts	1	(7)	3	(9)
Change in unrealized losses	—	(1)	—	(2)
Foreign currency swaps
Losses on foreign currency swaps	—	(1)	(3)	(2)
Change in unrealized gains (losses)	1	(5)	15	(5)
Interest rate swaps (losses) gains	(30)	18	(59)	67
Total net change in fair value	$491	$139	$231	$(45)

Annual Point-to-Point Change in S&P 500 Index during the periods	15%	11%	21%	14%
Secured Overnight Financing Rates	3.68%	4.45%	3.68%	4.45%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.
•The changes in unrealized gains losses due to the net changes in fair value of equity options and futures contracts are driven by the underlying performance of the indices, such as the S&P 500 Index, upon which the equity options and futures contracts are based during each respective period relative to the respective indices on the policyholder buy dates.
•The net change in fair value of the foreign currency derivatives and interest rate swaps were primarily driven by fluctuations in the foreign currency exchange rates and interest rate indexes underlying the swap contracts.

The average index credits to policyholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average Crediting Rate	5%	3%	5%	4%
S&P 500 Index:
Point-to-point strategy	5%	4%	5%	4%
Monthly average strategy	3%	3%	3%	3%
Monthly point-to-point strategy	7%	—%	4%	2%
3 year high water mark	16%	13%	16%	8%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
PRT agreements	$239	$456	$577	$770
Indexed annuities/IUL market related liability movements	246	148	(131)	(92)
Index credits, interest credited and bonuses	668	402	1,206	840
Other changes in policy reserves	(4)	(13)	(19)	(1)
Benefits and other changes in policy reserves (a)	$1,149	$993	$1,633	$1,517
(a) Reported net of ceded benefits and other changes in policy reserves of $76 million and $64 million for the three months ended June 30, 2026 and 2025, and $126 million and $117 million for the six months ended June 30, 2026 and 2025 respectively.
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and six months ended June 30, 2026 and 2025, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $10 million and $36 million during the three months ended June 30, 2026 and 2025, respectively. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(135) million and $83 million during the six months ended June 30, 2026 and 2025, respectively.
•The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and losses, net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the three and six months ended June 30, 2026, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $4 million and $14 million for the three and six months ended June 30, 2026, respectively.
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
•Index credits, interest credited and bonuses for the three and six months ended June 30, 2026, were higher compared to the three and six months ended June 30, 2025, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
•Other changes in policy reserves increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflecting an actuarial model update that lowered the ceded deposit asset accretion associated with the reinsurance of annuity products, partially offset by higher FIA bonus recapture upon surrender. Other changes in policy reserves decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflecting higher FIA bonus recapture upon surrender, partially offset by lower ceded deposit asset accretion associated with the reinsurance of annuity products which includes the actuarial model update noted above.

Market Risk Benefit losses gains
Below is a summary of market risk benefit losses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Market risk benefit losses gains	$32	$(4)	$105	$105
•Market risk benefit losses gains are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), and actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit losses (gains) are reported net of reinsurance.
•Changes in market risk benefit losses gains for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflect unfavorable market related movements, partially offset by favorable actual policyholder behavior as compared to expected. Changes in market risk benefit losses (gains) for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflect favorable market related movements, offset by higher issuances and unfavorable actual policyholder behavior as compared to expected.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC, VOBA and DSI	$154	$140	$307	$274
Amortization of other intangible assets and fixed asset depreciation	21	18	41	37
Depreciation and amortization	$175	$158	$348	$311
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses

Below is a summary of personnel costs and other operating expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Personnel costs	$77	$77	$137	$144
Other operating expenses	41	42	74	83
Total personnel costs and other operating expenses	$118	$119	$211	$227
•Personnel costs and other operating expenses were relatively unchanged for the three months ended June 30, 2026 and were lower for the six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.
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

As of June 30, 2026 and December 31, 2025, the fair value of our investment portfolio was approximately $70 billion for both periods. Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for financial instruments. The portfolio was divided among the following asset classes and sectors:

	June 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale ("AFS"):	(Dollars in millions)
United States Government full faith and credit	$228	—%	$493	1%
United States Government sponsored entities	1,359	2	196	—
United States municipalities, states and territories	1,327	2	1,355	2
Foreign Governments	303	—	261	—
Corporate securities:
Finance, insurance and real estate	8,459	13	9,309	14
Manufacturing, construction and mining	1,240	2	1,386	2
Utilities, energy and related sectors	4,383	6	3,681	5
Wholesale/retail trade	3,823	6	3,732	5
Services, media and other	5,633	8	5,142	8
Hybrid securities	597	1	609	1
Non-agency residential mortgage-backed securities	2,383	3	2,649	4
Commercial mortgage-backed securities	4,622	7	5,155	8
Asset-backed securities ("ABS")	7,661	11	7,842	11
Collateral loan obligations and loan backed-private obligations ("CLO")	10,210	15	10,890	16
Total fixed maturity available for sale securities	52,228	76	52,700	77
Fixed maturity securities, at fair value under fair value option	94	—	—	—
Equity securities (a)	293	—	341	1
Limited partnerships: (includes alternative investments with a FV of $3,636 million and $3,708 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)

Private equity	2,161	3	2,079	3
Real assets	958	1	886	1
Credit	1,679	2	1,643	2
Limited partnerships	4,798	6	4,608	6
Commercial mortgage loans	3,440	5	3,025	4
Residential mortgage loans	5,276	8	4,424	6
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments) (includes alternative investments with a FV of $434 million and $428 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)	3,058	4	2,859	4
Short term investments	545	1	1,043	2
Total investments	$69,732	100%	$69,000	100%

Interest and investment income (year to date and net of amounts attributable to funds withheld reinsurance agreements):
Alternative investments (b)	$145	10%	$242	9%
All other non-alternative investment income	1,296	90%	2,595	91
Total US GAAP interest and investment income	$1,441	100%	$2,837	100%
(a) Includes investment grade non-redeemable preferred stocks ($167 million and $197 million at June 30, 2026 and December 31, 2025, respectively).
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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed maturity AFS portfolio as of June 30, 2026 and December 31, 2025:

		June 30, 2026			December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$33,084	$31,242	60%	$34,360	$32,738	62%
BBB	2	19,346	18,445	35	18,300	17,524	34
BB	3	1,936	1,828	4	1,705	1,660	3
B	4	491	448	1	495	464	1
CCC	5	138	123	—	127	107	—
CC and lower	6	211	142	—	305	207	—
Total		$55,206	$52,228	100%	$55,292	$52,700	100%
The following table shows the composition of our invested assets and cash and cash equivalents (in millions) at carrying value as of June 30, 2026 and December 31, 2025, a portion of which represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance arrangements.

	June 30, 2026			December 31, 2025
Invested Assets	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
Fixed maturities, AFS	$37,215	$15,013	$52,228	$40,170	$12,530	$52,700
Fixed maturity securities, at fair value under fair value option	94	—	94	—	—	—
Equity securities	233	60	293	281	60	341
Derivative instruments	1,162	143	1,305	1,093	55	1,148
Mortgage loans	8,689	576	9,265	7,826	65	7,891
Investments in unconsolidated affiliates	4,111	954	5,065	4,126	752	4,878
Other long-term investments	1,315	—	1,315	1,294	—	1,294
Policy loans	170	1	171	146	1	147
Short-term investments	545	—	545	1,043	—	1,043
Total invested assets	53,534	16,747	70,281	55,979	13,463	69,442
Cash and cash equivalents	1,575	528	2,103	784	702	1,486
Total invested assets and cash and cash equivalents	$55,109	$17,275	$72,384	$56,763	$14,165	$70,928

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO	$10,210	19%
ABS	7,661	15
Commercial mortgage backed securities	4,622	9
Diversified financial services	3,659	7
Whole loan collateralized mortgage obligation	2,370	5
Banking	1,876	4
Insurance	1,748	3
Electric	1,508	3
Municipal	1,327	2
Pipelines	1,179	2
Total	$36,160	69%

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,890	21%
ABS	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2026
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:	(In millions)
Due in one year or less	$616	$612
Due after one year through five years	3,856	3,844
Due after five years through ten years	4,340	4,274
Due after ten years	19,693	17,263
Subtotal	28,505	25,993
Other securities, which provide for periodic payments:
Asset-backed securities	18,133	17,871
Commercial-mortgage-backed securities	4,804	4,622
Residential mortgage-backed securities	3,764	3,742
Subtotal	26,701	26,235
Total fixed maturity available-for-sale securities	$55,206	$52,228

Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alternative-A (“Alt-A") RMBS securities were $4 million and $46 million as of June 30, 2026, respectively, and $4 million and $48 million as of December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, approximately 96% and 92%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of June 30, 2026, the CLO and ABS positions were trading at a net unrealized loss of $50 million and a net unrealized loss of $199 million, respectively. As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of June 30, 2026 and December 31, 2025.

		June 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,143	67%	$5,457	70%
BBB	2	2,146	28	2,018	26
BB	3	199	3	190	2
B	4	55	1	17	—
CCC	5	16	—	10	—
CC and lower	6	102	1	150	2
Total		$7,661	100%	$7,842	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of June 30, 2026 and December 31, 2025.

		June 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$6,828	67%	$7,366	67%
BBB	2	2,351	23	2,466	23
BB	3	791	8	835	8
B	4	209	2	196	2
CCC	5	—	—	—	—
CC and lower	6	31	—	27	—
Total		$10,210	100%	$10,890	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$211	$176	$221	$186
Special revenue bonds	1,310	1,138	1,325	1,156
Certificate participations	16	13	16	13
Total	$1,537	$1,327	$1,562	$1,355
Across all municipal bonds, the largest issuer represented 5% and 4% respectively, of the category and less than 1% of the total portfolio for both June 30, 2026 and December 31, 2025, and is rated NAIC 1 as of June 30, 2026. Our focus within municipal bonds is on NAIC 1 rated instruments, with 99% and 98% respectively, of our municipal bond exposure rated NAIC 1 as of June 30, 2026 and December 31, 2025.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2026 and December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.1 times and 2.3 times, respectively, and a weighted average LTV ratio of 56% and 57%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of June 30, 2026 and December 31, 2025. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity AFS securities and the equity securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	33	$180	$—	$(2)	$178
United States Government sponsored agencies	80	937	—	(5)	932
United States municipalities, states and territories	175	1,419	—	(213)	1,206
Foreign Governments	47	253	—	(41)	212
Corporate securities:
Finance, insurance and real estate	987	5,444	—	(529)	4,915
Manufacturing, construction and mining	220	976	—	(125)	851
Utilities, energy and related sectors	706	3,212	—	(466)	2,746
Wholesale/retail trade	748	2,856	—	(435)	2,421
Services, media and other	914	4,852	—	(853)	3,999
Hybrid securities	40	443	—	(23)	420
Non-agency residential mortgage-backed securities	292	1,001	—	(70)	931
Commercial mortgage-backed securities	337	2,248	(50)	(154)	2,044
Asset-backed securities	992	7,571	(11)	(352)	7,208
Total fixed maturity available for sale securities	5,571	31,392	(61)	(3,268)	28,063
Equity securities	22	311	—	(93)	218
Total investments	5,593	$31,703	$(61)	$(3,361)	$28,281

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored agencies	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $3,361 million and $3,180 million as of June 30, 2026 and December 31, 2025, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $31,703 million and $28,037 million as of June 30, 2026 and December 31, 2025, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 82% and 81% for services, media and other as of June 30, 2026 and December 31, 2025, respectively. In the aggregate, services, media and other represented 25% and 26% of the total unrealized loss position for June 30, 2026 and December 31, 2025, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	2	$5	$5	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	82	1,111	719	—	(392)
Total investment grade	84	1,116	724	—	(392)

Below investment grade:
Less than six months	2	6	6	—	—
Six months or more and less than twelve months	1	6	6	—	—
Twelve months or greater	12	205	147	—	(58)
Total below investment grade	15	217	159	—	(58)
Total	99	$1,333	$883	$—	$(450)

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

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
There were 72 and 71 structured securities with a fair value of $361 million and $237 million, respectively to which we had potential credit exposure as of June 30, 2026 and December 31, 2025, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $71 million and $86 million as of June 30, 2026 and December 31, 2025, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2026 and December 31, 2025, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2026 and December 31, 2025, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:	(In millions)
Escrow, title-related and other fees	$66	$45	$93	$80
Interest and investment income	35	37	71	76
Recognized gains and losses, net	29	4	29	5
Total revenues	130	86	193	161
Expenses:
Personnel costs	69	41	88	72
Other operating expenses	25	32	50	55
Depreciation and amortization	7	7	14	14
Interest expense	20	20	40	40
Total expenses	121	100	192	181
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$9	$(14)	$1	$(20)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment increased $44 million, or 51%, in the three months ended June 30, 2026 and increased $32 million, or 20% in the six months ended June 30, 2026 from the corresponding periods in 2025. The increase in the three months ended June 30, 2026 from the corresponding period in 2025 is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of $22 million and valuation net gains on equity securities of $25 million, offset by various immaterial items. The increase in the six months ended June 30, 2026 from the corresponding period in 2025 is primarily attributable to an increase in valuations associated with our deferred compensation plan assets of $14 million and net valuation gains on equity securities of $24 million, partially offset by various other immaterial items. Interest and investment income includes dividends received from F&G of $28 million and $56 million in the three and six months ended June 30, 2026, respectively, and $28 million and $56 million in the three and six months ended June 30, 2025, respectively. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment increased $28 million, or 68%, in the three months ended June 30, 2026, and increased $16 million, or 22% in the six months ended June 30, 2026 from the corresponding periods in 2025. The increases in the three and six months ended June 30, 2026 from the corresponding periods in 2025 were primarily attributable to the aforementioned increase in valuations associated with our deferred compensation plan assets of $22 million and $14 million, respectively, which increased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment decreased $7 million, or 22%, in the three months ended June 30, 2026, and decreased $5 million, or 9% in the six months ended June 30, 2026 from the corresponding periods in 2025. The decreases in the three and six months ended June 30, 2026 from the corresponding periods in 2025 were attributable to various immaterial items.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.52 per share in the second quarter of 2026, or approximately $139 million to our common shareholders. On August 5, 2026, our Board of Directors declared cash dividends of $0.52 per share, payable on September 30, 2026, to FNF common shareholders of record as of September 16, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of June 30, 2026, we had cash and cash equivalents of $3,582 million, short term investments of $981 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $750 million.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2025, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Our title insurance subsidiaries can pay or make dividends in the remainder of 2026 of approximately $260 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2026 and 2025 totaled $2,746 million and $3,011 million, respectively. The decrease in cash provided by operating activities in the 2026 period of $265 million was primarily attributable to reduced net cash inflows associated with the change in future policy benefits of $253 million, increased net cash outflows associated with the change in other assets and other liabilities of $107 million and net cash outflows associated with the change in derivative collateral liabilities of $77 million in 2026 as compared to net cash inflows of $95 million in 2025, partially offset by increased cash inflows associated with the increase in net income and net cash inflows associated with the change in income taxes of $108 million in 2026, as compared to net cash outflows of $52 million in 2025.
Investing Cash Flows. Our cash flows used in investing activities for the six months ended June 30, 2026 and 2025 were $916 million and $4,268 million, respectively. The decrease in cash used in investing activities in the 2026 period of $3,352 million was primarily attributable to increased cash proceeds from sales, calls and maturities of investment securities of $4,018 million, increased cash inflows from distributions from unconsolidated affiliates of $163 million, and reduced cash outflows for additional investments in unconsolidated affiliates of $555 million, partially offset by increased purchases of investment securities of $615 million, and reduced net proceeds from sales and maturities of short-term investments of $810 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $63 million and $75 million for the six months ended June 30, 2026 and 2025, respectively.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the six months ended June 30, 2026 and 2025 were $(884) million and $1,050 million, respectively. The change in cash flows associated with financing activities in the 2026 period of $1,934 million was primarily attributable to increased cash outflows for contractholder account withdrawals of $574 million, increased purchases of F&G common stock by F&G of $123 million, reduced cash inflows from contractholder account deposits of $1,063 million, cash inflows associated with the public offering of the 7.30% F&G Notes of $375 million in 2025 and cash inflows associated with F&G's common stock issuance of $117 million in 2025, partially offset by cash outflows associated with the redemption of the 5.50% F&G Senior Notes of $300 million in 2025.
Financing Arrangements. For a description of our financing arrangements see Note F Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Stock Transactions. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 2,940,000 shares of FNF common stock under the 2024 Repurchase Program during the six months ended June 30, 2026 for approximately $139 million, at an average price of $47.14. Subsequent to June 30, 2026 and through market close on August 5, 2026, we repurchased a total of 100,000 shares for approximately $5 million, at an average price of $48.75 under this program. Since the original commencement of the 2024 Repurchase Program, we have repurchased a total of 7,466,224 FNF common shares for an aggregate $395 million, or an average price of $52.89 per share. The total remaining authorization of FNF common stock that may yet be purchased under the 2024 Repurchase Program as of August 6, 2026 totaled approximately 18 million shares of FNF common stock.
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
We have unfunded investment commitments as of June 30, 2026 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2026 - 4/30/2026	300,000	$46.11	300,000	18,533,776
5/1/2026 - 5/31/2026	375,000	$48.49	375,000	18,158,776
6/1/2026 - 6/30/2026	525,000	$47.19	525,000	17,633,776
Total	1,200,000	$47.33	1,200,000
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and six months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
     (a) Exhibits:

3.1
Amended and Restated Articles of Incorporation of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 10, 2026)

3.2	Amended and Restated Bylaws of Fidelity National Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 10, 2026)

10.1
First Amended and Restated Employment Agreement between the Company and Michael J. Nolan dated May 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 12, 2026).

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

Date:	August 6, 2026	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)