Form 10-Q
period 2026-09-30
Fidelity National Financial, Inc.
filed 2026-11-06
CIK 1331875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   or    No  ☒
The registrant had 268,192,827 shares of common stock issued and outstanding as of October 31, 2026.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2026

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par values)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, as of September 30, 2026 and December 31, 2025, at an amortized cost of $57,654 and $57,161, respectively, net of allowance for credit losses of $72 and $112, respectively, and includes pledged fixed maturity securities of $467 and $446, respectively, related to secured trust deposits	$52,781	$54,561
Fixed maturity securities, at fair value under the fair value option	78	—
Preferred securities, at fair value	377	436
Equity securities, at fair value	681	493
Derivative investments	1,146	1,156
Mortgage loans, net of allowance of $120 and $86 as of September 30, 2026 and December 31, 2025, respectively	10,246	7,891
Investments in unconsolidated affiliates (2026 and 2025 includes $284 and $262 related to investments held by consolidated variable interest entities ("VIEs") and 2026 and 2025 include certain investments at fair value of $256 and $270, respectively)	5,342	5,166
Other long-term investments (2026 and 2025 include $296 and $248 related to investments held by consolidated VIEs)	1,691	1,572
Short-term investments (2026 and 2025 include $43 and $116 related to investments held by consolidated VIEs)	1,252	1,920
Total investments	73,594	73,195
Cash and cash equivalents, as of September 30, 2026 and December 31, 2025 includes $293 and $261, respectively, of pledged cash related to secured trust deposits	2,858	2,636
Trade and notes receivables, net of allowance of $25 and $31 as of September 30, 2026 and December 31, 2025, respectively	498	473
Reinsurance recoverable, net of allowance of $20 and $18 as of September 30, 2026 and December 31, 2025, respectively	21,939	17,551
Goodwill	5,244	5,272
Prepaid expenses and other assets	2,174	2,012
Market risk benefits asset	343	285
Lease assets	354	336
Other intangible assets, net	7,070	6,641
Title plants	427	424
Property and equipment, net	191	189
Total assets	$114,692	$109,014
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$65,069	$62,726
Future policy benefits	10,241	10,755
Accounts payable and accrued liabilities	4,254	3,828
Market risk benefits liability	906	903
Notes payable	4,380	4,400
Reserve for title claim losses	1,718	1,700
Funds withheld for reinsurance liabilities	17,837	14,191
Secured trust deposits	764	731
Lease liabilities	382	368
Income taxes payable	7	1
Deferred tax liability	473	439
Total liabilities	106,031	100,042
Equity:
FNF common stock, $0.0001 par value; authorized 600 shares as of September 30, 2026 and December 31, 2025; outstanding of 268 and 271 as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; authorized 50 shares; issued and outstanding, none	—	—
Additional paid-in capital	6,108	6,042
Retained earnings	6,228	5,484
Accumulated other comprehensive loss ("AOCL")	(2,398)	(1,678)
Treasury stock, 64 and 61 shares as of September 30, 2026 and December 31, 2025, respectively, at cost	(2,567)	(2,424)
Total Fidelity National Financial, Inc. shareholders’ equity	7,371	7,424
Non-controlling interests	1,290	1,548
Total equity	8,661	8,972
Total liabilities and equity	$114,692	$109,014
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues:
Direct title insurance premiums	$755	$678	$2,105	$1,820
Agency title insurance premiums	915	890	2,670	2,410
Escrow, title-related and other fees	1,083	1,429	3,367	3,783
Interest and investment income	796	857	2,429	2,394
Recognized gains and losses, net	29	176	284	(13)
Total revenues	3,578	4,030	10,855	10,394
Expenses:
Personnel costs	948	899	2,740	2,536
Agent commissions	711	690	2,068	1,872
Other operating expenses	442	407	1,300	1,200
Benefits and other changes in policy reserves	26	1,181	1,659	2,698
Market risk benefit (gains) losses	(167)	43	(62)	148
Depreciation and amortization	238	227	672	623
Provision for title claim losses	75	70	215	190
Interest expense	60	60	182	181
Total expenses	2,333	3,577	8,774	9,448
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,245	453	2,081	946
Income tax expense	397	90	635	217
Earnings before equity in earnings of unconsolidated affiliates	848	363	1,446	729
Equity in earnings (losses) of unconsolidated affiliates	—	26	(1)	36
Net earnings	848	389	1,445	765
Less: Net earnings attributable to non-controlling interests	215	31	281	46
Net earnings attributable to Fidelity National Financial, Inc. common shareholders	$633	$358	$1,164	$719
Earnings per share
Net earnings per share attributable to common shareholders, basic	$2.38	$1.33	$4.36	$2.65
Net earnings per share attributable to common shareholders, diluted	$2.37	$1.33	$4.34	$2.64

Weighted average common shares outstanding - basic	266	269	267	271
Weighted average common shares outstanding - diluted	267	270	268	272

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended September 30,		Nine months ended September 30,

	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings	$848	$389	$1,445	$765
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments and other financial instruments (excluding investments in unconsolidated affiliates) (1)	(1,526)	442	(2,002)	847
Unrealized gain on investments in unconsolidated affiliates (2)	—	—	—	8
Unrealized (loss) gain on foreign currency translation (3)	(7)	(6)	(33)	21
Reclassification adjustments for change in unrealized gains and losses included in net earnings (4)	28	13	158	(46)
Changes in current discount rate - future policy benefits (5)	484	(128)	637	(260)
Changes in instrument-specific credit risk - market risk benefits (6)	17	(26)	27	(31)
Other comprehensive gain (loss) attributable to non-controlling interest (7)	262	(52)	316	(93)
Change in F&G outside tax basis	151	—	177	—
Other comprehensive (loss) earnings	(591)	243	(720)	446
Comprehensive earnings	257	632	725	1,211
Less: Comprehensive earnings attributable to non-controlling interests	215	31	281	46
Comprehensive earnings attributable to Fidelity National Financial, Inc. common shareholders	$42	$601	$444	$1,165

(1)Net of income tax (benefit) expense of $(366) million and $109 million for the three months ended September 30, 2026 and 2025, respectively, and $(484) million and $205 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Net of income tax expense of $2 million for the nine months ended September 30, 2025.
(3)Net of income tax (benefit) expense of $(1) million and $(2) million for the three months ended September 30, 2026 and 2025, respectively, and $(9) million and $5 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Net of income tax expense (benefit) of $9 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $43 million and $(13) million for the nine months ended September 30, 2026 and 2025, respectively.
(5)Net of income tax expense (benefit) of $128 million and $(34) million for the three months ended September 30, 2026 and 2025, respectively, and $169 million and $(69) million for the nine months ended September 30, 2026 and 2025, respectively.
(6)Net of income tax expense (benefit) of $4 million and $(6) million for the three months ended September 30, 2026 and 2025, respectively, and $7 million and $(8) million for the nine months ended September 30, 2026 and 2025, respectively.
(7)Net of income tax expense (benefit) of $63 million and $(13) million for the three months ended September 30, 2026 and 2025, respectively, and $76 million and $(24) million for the nine months ended September 30, 2026 and 2025, respectively.

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, July 1, 2025	331	$—	$6,022	$6,071	$(1,849)	60	$(2,338)	$913	$8,819
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	442	—	—	—	442
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(6)	—	—	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	13	—	—	—	13
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(26)	—	—	—	(26)
Change in current discount rate - liability for future policy benefits	—	—	—	—	(128)	—	—	—	(128)
Stock-based compensation	—	—	22	—	—	—	—	1	23
Dilution from share issuance by consolidated sub	—	—	—	—	—	—	—	(1)	(1)
Repurchases of treasury stock	—	—	—	—	—	—	(38)	—	(38)
Dividends declared, $0.50 per common share	—	—	—	(136)	—	—	—	—	(136)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(52)	—	—	52	—
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(17)	(17)
Net earnings	—	—	—	358	—	—	—	31	389
Balance, September 30, 2025	331	$—	$6,044	$6,293	$(1,606)	60	$(2,376)	$979	$9,334

Balance, July 1, 2026	332	$—	$6,088	$5,734	$(1,807)	64	$(2,562)	$1,356	$8,809
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	—	(1,526)	—	—	—	(1,526)
Other comprehensive loss - unrealized loss on foreign currency translation	—	—	—	—	(7)	—	—	—	(7)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	28	—	—	—	28
Change in current discount rate — liability for future policy benefits	—	—	—	—	484	—	—	—	484
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	17	—	—	—	17
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	262	—	—	(262)	—
Stock-based compensation	—	—	23	—	—	—	—	3	26
Repurchases of treasury stock	—	—	—	—	—	—	(5)	—	(5)
Noncontrolling interest associated with current period acquisitions	—	—	—	—	—	—	—	1	1
Dividends declared, $0.52 per common share	—	—	—	(139)	—	—	—	—	(139)
Additional investment in consolidated subsidiary	—	—	—	—	—	—	—	(1)	(1)
Noncontrolling interest return of capital	—	—	(1)	—	—	—	—	(2)	(3)
Change in F&G outside tax basis	—	—	(2)	—	151	—	—	—	149
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Net earnings	—	—	—	633	—	—	—	215	848
Balance, September 30, 2026	332	$—	$6,108	$6,228	$(2,398)	64	$(2,567)	$1,290	$8,661

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Fidelity National Financial, Inc. Common Shareholders
	FNF				Accumulated
	Common		Additional		Other	Treasury		Non-
	Stock		Paid-in	Retained	Comprehensive	Stock		controlling	Total
	Shares	$	Capital	Earnings	Loss	Shares	$	Interests	Equity
Balance, January 1, 2025	331	$—	$5,976	$5,982	$(2,052)	56	$(2,152)	$778	$8,532
Exercise of stock options	—	—	4	—	—	—	—	—	4
Treasury stock repurchased	—	—	—	—	—	4	(224)	—	(224)
Purchase of incremental share in consolidated subs	—	—	(7)	—	—	—	—	(3)	(10)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	847	—	—	—	847
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	8	—	—	—	8
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	21	—	—	—	21
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(46)	—	—	—	(46)
Change in current discount rate — liability for future policy benefits	—	—	—	—	(260)	—	—	—	(260)
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	(31)	—	—	—	(31)
Other comprehensive loss associated with noncontrolling interests	—	—	—	—	(93)	—	—	93	—
Stock-based compensation	—	—	61	—	—	—	—	3	64
Dilution from share issuance by consolidated subsidiary	—	—	2	—	—	—	—	(2)	—
F&G common stock offering	—	—	8	—	—	—	—	109	117
Dividends declared, $1.50 per common share	—	—	—	(408)	—	—	—	—	(408)
Subsidiary equity repurchases	—	—	—	—	—	—	—	(2)	(2)
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(43)	(43)
Net earnings	—	—	—	719	—	—	—	46	765
Balance, September 30, 2025	331	$—	$6,044	$6,293	$(1,606)	60	$(2,376)	$979	$9,334

Balance, January 1, 2026	332	$—	$6,042	$5,484	$(1,678)	61	$(2,424)	$1,548	$8,972
Other comprehensive loss — unrealized loss on investments and other financial instruments	—	—	—	—	(2,002)	—	—	—	(2,002)
Other comprehensive loss — unrealized loss on foreign currency translation	—	—	—	—	(33)	—	—	—	(33)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	158	—	—	—	158
Change in current discount rate - liability for future policy benefits	—	—	—	—	637	—	—	—	637
Change in instrument-specific credit risk - market risk benefits	—	—	—	—	27	—	—	—	27
Other comprehensive earnings associated with noncontrolling interests	—	—	—	—	316	—	—	(316)	—
Stock-based compensation	—	—	69	—	—	—	—	3	72
Repurchases of treasury stock	—	—	—	—	—	3	(143)	—	(143)
F&G repurchases of F&G stock	—	—	22	—	—	—	—	(145)	(123)
Dividends declared, $1.56 per common share	—	—	—	(420)	—	—	—	—	(420)
Additional investment in consolidated subsidiary	—	—	(18)	—	—	—	—	(21)	(39)
Change in F&G outside tax basis	—	—	(7)	—	177	—	—	—	170
Subsidiary dividends declared to non-controlling interests	—	—	—	—	—	—	—	(60)	(60)
Net earnings	—	—	—	1,164	—	—	—	281	1,445
Balance, September 30, 2026	332	$—	$6,108	$6,228	$(2,398)	64	$(2,567)	$1,290	$8,661
See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,

	2026	2025
Cash flows from operating activities:	(Unaudited)
Net earnings	$1,445	$765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	672	623
Equity in loss (earnings) of unconsolidated affiliates	1	(36)
Loss on sales of investments and other assets and asset impairments, net	267	90
Gain on the sale of businesses	(7)	—
Interest credited/index credits to contractholder account balances	871	337
Change in market risk benefits, net	(62)	148
Deferred policy acquisition costs and deferred sales inducements	(922)	(956)
Charges assessed to contractholders for mortality and administration	(344)	(248)
Non-cash lease costs	96	96
Operating lease payments	(103)	(102)
Distributions from unconsolidated affiliates, return on investment	140	140
Stock-based compensation cost	72	64
Change in NAV of limited partnerships, net	(292)	(231)
Change in valuation of derivatives, equity securities, preferred securities, and other assets, net	(545)	(82)
Changes in assets and liabilities, net of effects from acquisitions:
Change in derivative collateral	(370)	144
Change in reinsurance recoverable	97	9
Change in future policy benefits	292	978
Change in funds withheld from reinsurers	2,558	2,648
Net increase in trade receivables	(62)	(18)
Net increase (decrease) in reserve for title claim losses	18	(5)
Net change in income taxes	432	8
Net change in other assets and other liabilities	(87)	(50)
Net cash provided by operating activities	4,167	4,322
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	15,017	10,109
Additions to property and equipment, capitalized software and title plants	(95)	(113)
Purchases of investment securities	(17,732)	(16,520)
Net proceeds from sales and maturities of short-term investment securities	674	1,539
Acquisitions and dispositions	(27)	(60)
Additional investments in unconsolidated affiliates	(825)	(1,607)
Distributions from unconsolidated affiliates, return of investment	507	330
Net other investing activities	(21)	(4)
Net cash used in investing activities	(2,502)	(6,326)
Cash flows from financing activities:
Debt offering	—	375
Debt service payments	—	(300)
Dividends paid	(417)	(406)
Subsidiary dividends paid to non-controlling interest shareholders	(59)	(43)
Subsidiary repurchases of own equity	(123)	—
Net change in secured trust deposits	33	183
Payment of contingent consideration for prior period acquisitions	(23)	(24)
Contractholder account deposits	5,885	8,991
Contractholder account withdrawals	(6,592)	(6,646)
Purchases of treasury stock	(144)	(221)
F&G common stock offering	—	117
Other financing activities	(3)	(7)
Net cash (used in) provided by financing activities	(1,443)	2,019
Net increase in cash and cash equivalents	222	15
Cash and cash equivalents at beginning of period	2,636	3,479
Cash and cash equivalents at end of period	$2,858	$3,494
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
Recent Developments
F&G Life Re Ltd. (“F&G Life Re”)
On March 1, 2026, F&G completed the sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”), an unrelated third party. As a result of this transaction, we no longer hold a controlling financial interest and deconsolidated F&G Life Re. Following the sale, F&G Life Re was renamed Ancient Re Ltd. (“Ancient Re”) and is no longer considered a related party. Blackstone retained asset management for the inforce assets, relating to certain inforce FIA policies, and Ancient manages assets under a new forward flow reinsurance agreement, effective March 1, 2026, to cede certain MYGA business. Consideration for the sale included cash received of approximately $102 million and a 19.9% limited partnership interest in Ancient, resulting in a pre-tax gain for the three months ended March 31, 2026, of approximately $14 million. During the third quarter of 2026, the Company finalized post-closing adjustments, which decreased the pre-tax gain by $7 million, reflecting a $12 million purchase price adjustment, partially offset by a $5 million adjustment to the allocation of goodwill, which are recorded in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Earnings. The calculation of the gain included derecognition of F&G Life Re’s net assets, which included attributable goodwill of approximately $56 million that was previously recognized at the consolidated level, reduced by the $5 million adjustment to the allocation of goodwill, resulting in a net impact of approximately $51 million. Refer to Note L F&G Reinsurance for further information.
Income Tax
Income tax expense was $397 million and $90 million for the three months ended September 30, 2026 and 2025, respectively, and $635 million and $217 million in the nine months ended September 30, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 32% and 20% for the three months ended September 30, 2026 and 2025, respectively, and 31% and 23% in the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re.
Earnings Per Share
Basic earnings per share, as presented on the unaudited Condensed Consolidated Statements of Earnings, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. We have granted certain shares of restricted stock, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported.
Instruments that provide the ability to purchase shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. There were no antidilutive instruments outstanding during the three and nine months ended September 30, 2026 and 2025.
Unconsolidated Owned Distribution Investments
We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $20 million and $12 million for the three months ended September 30, 2026 and 2025, respectively, and $52 million and $44 million for the nine months ended September 30, 2026 and 2025, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Earnings.
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

Note B — Summary of Reserve for Title Claim Losses
 A summary of the reserve for title claim losses follows:

	Nine months ended September 30,
	2026	2025
	(In millions)
Beginning balance	$1,700	$1,713
Change in insurance recoverable	(1)	(6)
Claim loss provision related to:
Current year	215	190
Total title claim loss provision	215	190
Claims paid, net of recoupments related to:
Current year	(14)	(12)
Prior years	(182)	(177)
Total title claims paid, net of recoupments	(196)	(189)
Ending balance of claim loss reserve for title insurance	$1,718	$1,708
Provision for title insurance claim losses as a percentage of title insurance premiums	4.5%	4.5%
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

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,858	$—	$—	$—	$2,858
Fixed maturity securities, available-for-sale:
Asset-backed securities ("ABS")	—	6,646	11,207	—	17,853
Commercial mortgage-backed securities	—	4,170	4	—	4,174
Corporates	37	20,626	3,658	—	24,321
Hybrids	30	555	14	—	599
Municipals	—	1,255	3	—	1,258
Residential mortgage-backed securities	—	3,386	—	—	3,386
U.S. Government	825	15	—	—	840
Foreign Governments	104	223	23	—	350
Fixed maturity securities, at fair value under fair value option (a)	—	78	—	—	78
Equity securities:
Preferred equity securities	160	214	3	—	377
Common equity securities	622	—	12	47	681
Derivative investments	—	1,137	9	—	1,146
Investments in unconsolidated affiliates	—	—	256	—	256
Other long-term investments (a)	—	296	—	—	296
Short-term investments	1,119	4	129	—	1,252
Indexed annuities/indexed universal life insurance ("IUL") ceded embedded derivatives, included in Reinsurance recoverable	—	—	947	—	947
Market risk benefits asset	—	—	343	—	343
Mortgage servicing rights ("MSRs")	—	—	196	—	196
Total financial assets at fair value	$5,755	$38,605	$16,804	$47	$61,211
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,456	$—	$6,456
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	291	19	—	310
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(545)	—	—	(545)
Contingent consideration, included in Accounts payable and accrued liabilities	—	63	—	—	63
Market risk benefits liability	—	—	906	—	906
Total financial liabilities at fair value	$—	$(191)	$7,381	$—	$7,190
(a) Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note D Investments for further details.

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets	(In millions)
Cash and cash equivalents	$2,636	$—	$—	$—	$2,636
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,644	10,094	—	18,738
Commercial mortgage-backed securities	—	5,199	—	—	5,199
Corporates	40	21,262	3,145	—	24,447
Hybrids	36	558	15	—	609
Municipals	—	1,390	3	—	1,393
Residential mortgage-backed securities	—	2,848	3	—	2,851
U.S. Government	941	15	—	—	956
Foreign Governments	107	238	23	—	368
Equity securities:
Preferred equity securities	174	254	8	—	436
Common equity securities	441	—	17	35	493
Derivative investments	—	1,156	—	—	1,156
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short-term investments	1,764	82	74	—	1,920
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
MSRs	—	—	129	—	129
Total financial assets at fair value	$6,139	$41,894	$14,530	$35	$62,598
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Equity options	1	—	—	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$1	$78	$7,526	$—	$7,605
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2026 or December 31, 2025.
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
The fair value of the reinsurance-related embedded derivatives in our funds withheld and coinsurance reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets or is obtained from models using substantially all market observable inputs (Level 2), and therefore the fair value of the embedded derivatives are based on market-observable inputs and are classified as Level 2.
The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of options and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier, and non-performance spread. The mortality multiplier at September 30, 2026 and December 31, 2025 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Other Long-term Investments
We held a fund-linked note, which provided for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to an equity option on the NAV of the fund with a strike price of zero since F&G will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. During the second quarter of 2026, the fund-linked note matured and the embedded derivative expired.
Short-term Investments
The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value. Certain short-term investments are valued based on third-party pricing services or broker quotes and are classified as Level 2 or 3.
Contingent Consideration
Prior to the achievement of the applicable contractual EBITDA milestones, the contingent consideration was measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilized a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability that Roar, LLC's ("Roar") EBITDA trajectory would reach the required milestones for the earn out payments to be made. The discounted cash flow approach applied a company-specific discount rate based on F&G’s credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. As of September 30, 2026, Roar achieved the required third EBITDA milestone. Accordingly, the fair value of the contingent consideration as of September 30, 2026 reflects the present value of the final earn out payment, which is expected to be paid during the quarter ending March 31, 2027.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2026 and December 31, 2025, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows:

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	September 30, 2026
	(In millions)			September 30, 2026
Assets
Asset-backed securities	$156	Third-Party Valuation	Discount Rate	6.11% - 12.30% (7.70%)
Corporates	8	Discounted Cash Flow	Discount Rate	75.00% - 100.00% (98.68%)
Corporates	575	Third-Party Valuation	Discount Rate	4.30% - 9.06% (6.59%)
Municipals	3	Third-Party Valuation	Discount Rate	6.30% - 6.30% (6.30%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.80% - 5.80% (5.80%)
Common equity securities	3	Discounted Cash Flow	Discount rate	8.20% - 8.20% (8.20%)
Investments in unconsolidated affiliates	256	Market Comparable Company Analysis	EBITDA Multiple	8.0x - 14.50x (11.58x)
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	947	Discounted Cash Flow	Market Value of Option	0.00% - 20.99% (2.37%)
			Mortality Multiplier	75.00% - 120.00% (97.50%)
			Surrender Rates	0.25% - 30.00% (3.48%)
			Partial Withdrawal Rate	2.00% - 25.64% (2.51%)
			Non-Performance Spread	0.85% - 2.11% (1.44%)
			Option Cost	0.56% - 5.30% (2.34%)
Market risk benefits asset	343	Discounted Cash Flow	Mortality Multiplier	75.00% - 120.00% (97.50%)
			Surrender Rates	0.25% - 30.00% (6.19%)
			Partial Withdrawal Rate	2.00% - 27.03% (2.47%)
			Non-Performance Spread	0.46% - 0.95% (0.79%)
			GMWB Utilization	50.00% - 75.00% (63.63%)
MSRs	196	Discounted Cash Flow	Discount Rate	9.01% - 11.58% (10.29%)
			Conditional Prepayment Rate	5.23% -8.61% (6.40%)
Total financial assets at fair value (a)	$2,492
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,456	Discounted Cash Flow	Market Value of Option	0.00% - 18.82% (3.16%)
			Mortality Multiplier	75.00% - 120.00% (97.50%)
			Surrender Rates	0.25% - 70.00% (7.35%)
			Partial Withdrawal Rate	2.00% - 37.04% (2.68%)
			Non-Performance Spread	0.46% - 0.95% (0.79%)
			Option Cost	0.50% - 5.55% (2.86%)
Market risk benefits liability	906	Discounted Cash Flow	Mortality Multiplier	75.00% - 120.00% (97.50%)
			Surrender Rates	0.25% - 30.00% (6.19%)
			Partial Withdrawal Rate	2.00% - 27.03% (2.47%)
			Non-Performance Spread	0.46% - 0.95% (0.79%)
			GMWB Utilization	50.00% - 75.00% (63.63%)
Total financial liabilities at fair value	$7,362
(a) Assets of $14,312 million and liabilities of $19 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	Fair Value as of	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2025
	(In millions)			December 31, 2025
Assets
Asset-backed securities	$92	Third-Party Valuation	Discount Rate	4.36% - 7.15% (5.80%)
Corporates	8	Discounted Cash Flow	Discount Rate	5.50% - 100.00% (98.73%)
Corporates	661	Third-Party Valuation	Discount Rate	3.45% - 8.68% (5.84%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.41% - 5.41% (5.41%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.73% - 5.73% (5.73%)
Municipals	3	Third-Party Valuation	Discount Rate	4.94% - 4.94% (4.94%)
Investments in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.4x - 15.5x (12.10x)
Preferred equity securities	1	Discounted Cash Flow	Discount rate	100.00% - 100.00% (100.00%)
Common equity securities	12	Discounted Cash Flow	Discount rate	8.10% - 14.00% (13.29%)
MSRs	129	Discounted Cash Flow	Discount Rate	6.38% - 10.69% (8.00%)
			Conditional Prepayment Rate	5.85% - 13.65% (7.77%)
Other long-term investments:
Available-for-sale embedded derivative	41	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	Discounted Cash Flow	Market Value of Option	0.00% - 31.77% (2.74%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (3.33%)
			Partial Withdrawal Rate	2.00% - 6.50% (2.22%)
			Non-Performance Spread	0.53% - 1.15% (0.90%)
			Option Cost	1.39% - 5.30% (1.98%)
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.35% - 6.35% (6.35%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	285	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rates	0.00% -25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% -75.00% (63.03%)
Total financial assets at fair value (a)	$1,933
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$6,542	Discounted Cash Flow	Market Value of Option	0.00% - 40.13% (3.84%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.68%)
			Partial Withdrawal Rate	2.00% - 35.71% (2.69%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			Option Cost	0.50% - 6.09% (2.78%)
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50% (11.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.30% - 6.30% (6.30%)
Market risk benefits liability	903	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.33%)
			Partial Withdrawal Rate	0.00% - 25.64% (2.47%)
			Non-Performance Spread	0.43% - 0.85% (0.64%)
			GMWB Utilization	50.00% - 75.00% (63.03%)
Total financial liabilities at fair value	$7,517
(a) Assets of $12,597 million and liabilities of $9 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2026
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer (Out) In Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,495	$7	$24	$989	$(4)	$(294)	$(10)	$11,207	$23
Commercial mortgage-backed securities	—	—	—	4	—	—	—	4	—
Corporates	3,747	2	(62)	215	(152)	(89)	(3)	3,658	(62)
Hybrids	14	—	—	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Preferred equity securities	1	—	—	—	—	—	2	3	—
Common equity securities	13	(1)	—	—	—	—	—	12	—
Derivative investments	8	1	—	—	—	—	—	9	—
Investments in unconsolidated affiliates	267	(11)	—	—	—	—	—	256	—
Short term investments	76	—	—	58	—	(5)	—	129	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	831	(69)	—	195	—	(10)	—	947	—
Prepaid expenses and other assets:
MSRs	176	9	—	23	(12)	—	—	196	—
Subtotal Level 3 assets at fair value	$15,654	$(62)	$(38)	$1,484	$(168)	$(398)	$(11)	$16,461	$(39)
Market risk benefits asset (b)	364							343
Total Level 3 assets at fair value	$16,018							$16,804
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$7,080	$(822)	$—	$346	$—	$(148)	$—	$6,456	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	4	15	—	—	—	—	—	19	—
Contingent consideration, included in Accounts payable and accrued liabilities	62	1	—	—	—	—	(63)	—	—
Subtotal Level 3 liabilities at fair value	$7,146	$(806)	$—	$346	$—	$(148)	$(63)	$6,475	$—
Market risk benefits liability (b)	1,102							906
Total Level 3 liabilities at fair value	$8,248							$7,381
(a) The net transfers (out) in of Level 3 during the three months ended September 30, 2026 were exclusively (into) from Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer Out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$9,361	$(2)	$65	$863	$(119)	$(483)	$(216)	$9,469	$59
Commercial mortgage-backed securities	3	—	—	43	—	—	(3)	43	—
Corporates	3,165	2	35	442	(214)	(112)	—	3,318	36
Hybrids	5	—	1	9	—	—	—	15	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	5	—	—	—	—	—	(2)	3	—
Foreign Governments	23	—	2	—	—	—	—	25	1
Preferred equity securities	8	—	—	—	—	—	—	8	—
Common equity securities	15	2	—	—	—	—	—	17	—
Investments in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Short term investments	5	—	—	2	—	—	—	7	—
Other long-term investments:
Available-for-sale embedded derivative	36	—	3	—	—	—	—	39	3
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	179	3	—	122	—	(1)	—	303	—
Other assets	140	(4)	—	6	(17)	—	—	125	—
Prepaid expenses and other assets:
Loan receivable	18	—	—	—	—	—	—	18	—
Subtotal Level 3 assets at fair value	$13,238	$(1)	$106	$1,487	$(350)	$(596)	$(221)	$13,663	$99
Market risk benefits asset (b)	213							242
Total Level 3 assets at fair value	$13,451							$13,905
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,727	$174	$—	$315	$—	$(133)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	5	1	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	67	5	—	—	—	—	—	72	—
Subtotal Level 3 liabilities at fair value	$5,799	$180	$—	$315	$—	$(133)	$—	$6,161	$—
Market risk benefits liability (b)	711							830
Total Level 3 liabilities at fair value	$6,510							$6,991
(a) The net transfers out of Level 3 during the three months ended September 30, 2025 were exclusively into Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine Months Ended September 30, 2026
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,094	$21	$(57)	$2,134	$(125)	$(949)	$89	$11,207	$(55)
Commercial mortgage-backed securities	—	—	—	4	—	—	—	4	—
Corporates	3,145	12	(100)	1,250	(378)	(268)	(3)	3,658	(98)
Hybrids	15	—	(1)	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Other invested assets
Preferred securities	8	—	—	—	—	(7)	2	3	—
Equity securities	17	(1)	—	5	—	—	(9)	12	—
Derivative investments	—	12	—	—	—	(3)	—	9	—
Investment in unconsolidated affiliates	270	(14)	—	—	—	—	—	256	—
Short-term investments	74	—	—	65	—	(10)	—	129	—
Other long-term investments:
Available-for-sale embedded derivative	41	24	(21)	—	—	(44)	—	—	(2)
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	(48)	—	615	—	(19)	—	947	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	12	—	(36)	—	—	—
MSRs	129	3	—	76	(12)	—	—	196	—
Subtotal Level 3 assets at fair value	$14,245	$9	$(179)	$4,161	$(515)	$(1,339)	$79	$16,461	$(155)
Market risk benefits asset (b)	285							343
Total Level 3 assets at fair value	$14,530							$16,804
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$6,542	$(569)	$—	$904	$—	$(421)	$—	$6,456	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	9	10	—	—	—	—	—	19	—
Contingent consideration, included in Accounts payable and accrued liabilities	72	3	—	—	—	(12)	(63)	—	—
Subtotal Level 3 liabilities at fair value	$6,623	$(556)	$—	$904	$—	$(433)	$(63)	$6,475	$—
Market risk benefits liability (b)	903							906
Total Level 3 liabilities at fair value	$7,526							$7,381
(a) The net transfers in (out) of Level 3 during the nine months ended September 30, 2026 were exclusively from (into) Level 2.
(b) Refer to Note N Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine Months Ended September 30, 2025
	Balance at Beginning of Period	Total (Losses) Gains		Purchases	Sales	Settlements	Net Transfer out of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCL
Assets	(In millions)
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(5)	$95	$2,586	$(317)	$(882)	$(151)	$9,469	$88
Commercial mortgage-backed securities	—	—	—	46	—	—	(3)	43	—
Corporates	2,957	(14)	76	1,161	(542)	(317)	(3)	3,318	76
Hybrids	—	—		15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	—	—	25	1
Preferred equity securities	8	(1)	1	—	—	—	—	8	—
Common equity securities	10	2	—	5	—	—	—	17	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investment in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Short term investments	37	—	—	8	—	(38)	—	7	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	7	—	—	—	—	39	7
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	7	—	200	—	(2)	—	303	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
MSRs	65	(3)	—	80	(17)	—	—	125	—
Subtotal Level 3 assets at fair value	$11,643	$(18)	$179	$4,134	$(876)	$(1,240)	$(159)	$13,663	$170
Market risk benefits asset (c)	189							242
Total Level 3 assets at fair value	$11,832							$13,905
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$5,220	$309	$—	$899	$—	$(345)	$—	$6,083	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	—	6	—	—	—	—	—	6	—
Contingent consideration obligation, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal Level 3 liabilities at fair value	$5,294	$325	$—	$899	$—	$(357)	$—	$6,161	$—
Market risk benefits liability (c)	549							830
Total Level 3 liabilities at fair value	$5,843							$6,991
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
The following table presents information regarding the assets for which the fair value option was elected.

	September 30,	December 31,
	2026	2025
Assets
Fixed maturity securities, at fair value under fair value option	$78	$—
Investments in unconsolidated affiliates	$256	$270
Other loans, within other long-term investments (a)
Fair value	$296	$248
Aggregate unpaid principal	299	250
Loan receivable, within prepaid expenses and other assets (b)
Fair value	$—	$24
Aggregate unpaid principal	—	24
(a) No loans are 90 days or more past due as of September 30, 2026 and December 31, 2025. There were $3 million and $0 of loans in nonaccrual status as of September 30, 2026 and December 31, 2025, respectively.
(b) No loans are 90 days or more past due or in nonaccrual status as of September 30, 2026 and December 31, 2025.

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
Investments in Unconsolidated affiliates
In our F&G segment, the fair value of Investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient and are included in the NAV column in the table below. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. In our title segment, Investments in unconsolidated affiliates accounted for under the equity method of accounting were $192 million and $288 million as of September 30, 2026 and December 31, 2025, respectively.
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
Debt
The fair value of debt, with the exception of the F&G Credit Agreement is based on quoted market prices. The carrying value of the F&G Credit Agreement would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As of September 30, 2026 and December 31, 2025, there were no outstanding balances under the F&G Credit Agreement. The inputs used to measure the fair value of our outstanding debt are classified as Level 2 within the fair value hierarchy.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$188	$—	$—	$188	$188
Commercial mortgage loans	—	—	3,473	—	3,473	3,799
Residential mortgage loans	—	—	5,919	—	5,919	6,447
Investments in unconsolidated affiliates	—	—	—	4,894	4,894	4,894
Policy loans	—	—	186	—	186	186
Other invested assets	20	—	—	81	101	101
Company-owned life insurance	—	—	921	—	921	921
Trade and notes receivables, net of allowance	—	—	498	—	498	498
Total	$20	$188	$10,997	$4,975	$16,180	$17,034

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$53,991	$—	$53,991	$58,613
Debt	—	3,930	—	—	3,930	4,380
Total	$—	$3,930	$53,991	$—	$57,921	$62,993

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets	(In millions)
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Other invested assets	18	—	—	75	93	93
Company-owned life insurance	—	—	887	—	887	887
Trade and notes receivables, net of allowance	—	—	473	—	473	473
Total	$18	$155	$8,956	$4,683	$13,812	$14,254

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Debt	—	4,204	—	—	4,204	4,400
Total	$—	$4,204	$51,027	$—	$55,231	$60,584
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
Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note L F&G Reinsurance for more information on the funds withheld agreements.
The Company’s consolidated AFS investments as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,132	$(12)	$123	$(390)	$17,853
Commercial mortgage-backed securities	4,410	(57)	9	(188)	4,174
Corporates	28,083	(1)	28	(3,789)	24,321
Hybrids	636	—	3	(40)	599
Municipals	1,571	—	1	(314)	1,258
Residential mortgage-backed securities	3,540	(2)	17	(169)	3,386
U.S. Government	867	—	—	(27)	840
Foreign Governments	415	—	—	(65)	350
Total available-for-sale securities	$57,654	$(72)	$181	$(4,982)	$52,781

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities	(In millions)
Asset-backed securities	$18,853	$(25)	$166	$(256)	$18,738
Commercial mortgage-backed securities	5,341	(61)	58	(139)	5,199
Corporates	26,538	(25)	302	(2,368)	24,447
Hybrids	625	—	6	(22)	609
Municipals	1,604	—	4	(215)	1,393
Residential mortgage-backed securities	2,846	(1)	76	(70)	2,851
U.S. Government	954	—	5	(3)	956
Foreign Governments	400	—	5	(37)	368
Total available-for-sale securities	$57,161	$(112)	$622	$(3,110)	$54,561
Securities held on deposit with various state regulatory authorities had a fair value of $154 million and $155 million at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company held $89 million and $54 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of September 30, 2026 and December 31, 2025, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under "Mortgage Loans," was $570 million and $542 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,670 million and $4,621 million as of September 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities as of September 30, 2026 and December 31, 2025 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2026		December 31, 2025
	(In millions)		(In millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and Government securities:
Due in one year or less	$830	$824	$623	$619
Due after one year through five years	5,622	5,513	5,597	5,626
Due after five years through ten years	4,674	4,400	5,811	5,812
Due after ten years	20,446	16,631	18,090	15,716
Subtotal	31,572	27,368	30,121	27,773
Other securities, which provide for periodic payments:
Asset-backed securities	18,132	17,853	18,853	18,738
Commercial mortgage-backed securities	4,410	4,174	5,341	5,199
Residential mortgage-backed securities	3,540	3,386	2,846	2,851
Subtotal	26,082	25,413	27,040	26,788
Total fixed maturity available-for-sale securities	$57,654	$52,781	$57,161	$54,561
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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying unaudited Condensed Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCL. As of September 30, 2026 and December 31, 2025, our allowance for expected credit losses for AFS securities was $72 million and $112 million, respectively.
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$5,183	$(116)	$1,949	$(259)	$7,132	$(375)
Commercial mortgage-backed securities	1,679	(45)	779	(122)	2,458	(167)
Corporates	14,214	(918)	7,986	(2,871)	22,200	(3,789)
Hybrids	262	(11)	263	(29)	525	(40)
Municipals	298	(31)	929	(283)	1,227	(314)
Residential mortgage-backed securities	2,289	(83)	323	(80)	2,612	(163)
U.S. Government	749	(25)	51	(2)	800	(27)
Foreign Government	189	(12)	153	(53)	342	(65)
Total available-for-sale securities	$24,863	$(1,241)	$12,433	$(3,699)	$37,296	$(4,940)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						5,706
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,012
Total number of available-for-sale securities in an unrealized loss position						7,718

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	(In millions)
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	542	(11)	1,051	(106)	1,593	(117)
Corporates	3,419	(55)	10,097	(2,312)	13,516	(2,367)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,050	(212)	1,251	(215)
Residential mortgage-backed securities	208	(2)	390	(67)	598	(69)
U.S. Government	353	(1)	84	(2)	437	(3)
Foreign Government	60	—	148	(37)	208	(37)
Total available-for-sale securities	$9,600	$(103)	$15,352	$(2,966)	$24,952	$(3,069)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,962
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,194
Total number of available-for-sale securities in an unrealized loss position						4,156

The unrealized losses as of September 30, 2026 and December 31, 2025 were caused by higher treasury rates compared to those at the time of the F&G acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2026 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 4% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The mortgage loans in our investment portfolio are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties, and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables:

	September 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:	(In millions)		(In millions)
Hotel	$8	—%	$9	—%
Industrial	825	22	671	21
Mixed Use	9	—	21	1
Multifamily	1,320	35	1,150	35
Office	524	14	345	11
Retail	281	7	327	10
Student Housing	83	2	83	3
Other	779	20	654	19
Total CMLs, gross of valuation allowance	$3,829	100%	$3,260	100%
Allowance for expected credit loss	(30)		(18)
Total CMLs, net of valuation allowance	$3,799		$3,242

U.S. Region:
East North Central	$175	5%	$124	4%
East South Central	85	2	86	3
Middle Atlantic	379	10	356	11
Mountain	585	15	396	12
New England	212	6	183	6
Pacific	816	21	709	22
South Atlantic	1,320	34	1,157	34
West North Central	72	2	69	2
West South Central	185	5	180	6
Total CMLs, gross of valuation allowance	$3,829	100%	$3,260	100%
Allowance for expected credit loss	(30)		(18)
Total CMLs, net of valuation allowance	$3,799		$3,242

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the nine months ended September 30, 2026 and for the year ended December 31, 2025. CMLs segregated by aging of the loans (by year of origination) as of September 30, 2026 and December 31, 2025 were as follows, gross of valuation allowances:

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$683	$591	$274	$195	$292	$1,785	$3,820
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at September 30, 2026 and December 31, 2025:

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2026	(In millions)
LTV Ratios:
Less than 50.00%	$742	$30	$—	$772	20%	$740	21%
50.00% to 59.99%	990	98	47	1,135	30	1,029	30
60.00% to 74.99%	1,274	461	164	1,899	49	1,683	48
75.00% to 84.99%	—	14	9	23	1	21	1
Total CMLs	$3,006	$603	$220	$3,829	100%	$3,473	100%

December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$158	$135	$62	$67	$21	$329	$772
50.00% to 59.99%	209	181	—	40	149	556	1,135
60.00% to 74.99%	310	275	208	84	113	909	1,899
75.00% to 84.99%	6	—	4	4	9	—	23
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829
CMLs
DSC Ratios
Greater than 1.25x	$289	$416	$118	$153	$283	$1,747	$3,006
1.00x - 1.25x	236	169	156	42	—	—	603
Less than 1.00x	158	6	—	—	9	47	220
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
CMLs	(In millions)
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
CMLs
DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of September 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments as shown in the tables above.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 9% and 6% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances:

	September 30, 2026
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$830	13%
New York	459	7
Florida	445	7
All other states (a)	4,803	73
Total RMLs, gross of valuation allowance	6,537	100%
Allowance for expected credit loss	(90)
Total RMLs, net of valuation allowance	$6,447
(a)     The individual concentration of each state is less than 5% as of September 30, 2026.

	December 31, 2025
	Amortized Cost	% of Total
U.S. States:	(In millions)
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)     The individual concentration of each state is less than 5% as of December 31, 2025.
RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performance indicators:	(In millions)		(In millions)
Performing	$6,410	98%	$4,650	99%
Non-performing	127	2	67	1
Total RMLs, gross of valuation allowance	6,537	100%	4,717	100%
Allowance for expected loan loss	(90)		(68)
Total RMLs, net of valuation allowance	$6,447		$4,649
An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge-offs recorded for RMLs during the nine months ended September 30, 2026 or during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances:

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$1,792	$1,885	$589	$301	$723	$1,013	$6,303
30-89 days past due	42	24	7	4	6	24	107
90 days or more past due	—	7	21	19	36	44	127
Total RMLs	$1,834	$1,916	$617	$324	$765	$1,081	$6,537

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
RMLs	(In millions)
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

    Non-accrual loans by amortized cost as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Amortized cost of loans on non-accrual	(In millions)
Residential mortgage:	$127	$67
Commercial mortgage:	9	12
Total non-accrual mortgages	$136	$79

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2026 and 2025.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2026 and December 31, 2025, we had $136 million and $79 million, respectively, of mortgage loans that were over 90 days past due.
As of September 30, 2026 and December 31, 2025, we had $135 million and $111 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(81)	$(27)	$(108)	$(68)	$(18)	$(86)
Provision (expense) benefit for loan losses	(9)	(3)	(12)	(22)	(12)	(34)
Ending Balance	$(90)	$(30)	$(120)	$(90)	$(30)	$(120)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	(In millions)			(In millions)
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(58)	$(17)	$(75)	$(53)	$(17)	$(70)
Provision (expense) benefit for loan losses	—	(2)	(2)	(5)	(2)	(7)
Ending Balance	$(58)	$(19)	$(77)	$(58)	$(19)	$(77)
An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, the accrued interest receivable balance on CMLs totaled $13 million and $11 million, respectively, and the accrued interest receivable on RMLs totaled $62 million and $45 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Fixed maturity securities, available-for-sale	$560	$606	$1,704	$1,747
Equity securities	7	8	20	26
Preferred securities	6	6	20	19
Mortgage loans	129	97	352	266
Invested cash and short-term investments	31	37	96	139
Limited partnerships	72	91	257	207
Tax deferred property exchange income	34	33	93	58
Other investments	29	46	106	131
Gross investment income	868	924	2,648	2,593
Investment expense	(72)	(67)	(219)	(199)
Interest and investment income	$796	$857	$2,429	$2,394
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $291 million and $782 million for the three and nine months ended September 30, 2026, respectively, and $219 million and $592 million for the three and nine months ended September 30, 2025, respectively.
Recognized Gains and Losses, Net
Details underlying Recognized gains and losses, net reported on the accompanying unaudited Condensed Consolidated Statements of Earnings were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net realized losses on fixed maturity securities	$(61)	$(10)	$(224)	$(11)
Net realized/unrealized losses on equity securities (1)	(57)	(39)	(71)	(111)
Net realized/unrealized (losses) gains on preferred securities (2)	(15)	9	(20)	6
Net realized/unrealized (losses) gains on other invested assets	(12)	(5)	(11)	68
Change in allowance for expected credit losses	(5)	1	5	(44)
Net realized (loss) gain on sale of F&G Life Re	(7)	—	7	—
Derivatives and embedded derivatives:
Realized gains and losses on certain derivative instruments	85	(49)	249	(124)
Unrealized (losses) gains on certain derivative instruments	(432)	326	(365)	358
Change in fair value of reinsurance related embedded derivatives (3)	533	(60)	711	(162)
Change in fair value of other derivatives and embedded derivatives	—	3	3	7
Net realized/unrealized gains on derivatives and embedded derivatives	186	220	598	79
Recognized gains and losses, net	$29	$176	$284	$(13)
(1) Includes net valuation losses of $58 million and $43 million for the three months ended September 30, 2026 and 2025, respectively, and net valuation losses of $67 million and $121 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes net valuation (losses) gains of $(16) million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and net valuation (losses) gains of $(17) million and $7 million for the nine months ended September 30, 2026 and 2025, respectively.
(3) Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.
Recognized gains and losses, net is shown net of amounts attributable to certain funds withheld reinsurance agreements, which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses, net attributable to these agreements, and thus excluded from the totals in the table above, were $559 million and $691 million for the three and nine months ended September 30, 2026, respectively, and were $(77) million and $(176) million for the three and nine months ended September 30, 2025, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$2,178	$925	$8,303	$3,628
Gross gains	4	10	30	26
Gross losses	(47)	(3)	(204)	(24)
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

	September 30, 2026	December 31, 2025
Assets:	(In millions)
Investments in unconsolidated affiliates	$284	$262
Fixed maturity securities, at fair value under fair value option	78	—
Other long-term investments	296	248
Short-term investments	43	116
Cash and cash equivalents	1	2
Total assets	$702	$628

Total consolidated VIE investments	$702	$628
We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note F Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of September 30, 2026 was $888 million.
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	(In millions)		(In millions)
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$5,319	$6,714	$5,145	$6,389
Fixed maturity securities	25,012	27,482	26,419	28,803
Total unconsolidated VIE investments	$30,331	$34,196	$31,564	$35,192

Note E — Derivative Financial Instruments
Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows:

	September 30, 2026			December 31, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1,600	$—	$42	$850	$11	$1
Foreign currency swaps (a)	—	—	—	21	—	3
Total derivatives designated as hedging instruments	1,600	—	42	871	11	4

Derivatives not designated as hedging instruments
Equity options (a)	32,496	1,110	—	29,651	1,062	—
Interest rate swaps (a)	8,920	27	249	6,453	83	3
Foreign currency swaps (a)	1,083	9	19	503	—	6
Futures contracts (a)	132	—	1	68	—	1
Foreign currency forwards (a)	81	—	—	93	—	—
Other embedded derivatives (b)	—	—	—	—	41	—
Indexed annuities/IUL embedded derivatives (c)	—	947	6,456	—	399	6,542
Reinsurance related embedded derivatives (d)	—	—	(545)	—	—	75
Total derivatives not designated as hedging instruments	42,712	2,093	6,180	36,768	1,585	6,627
Total derivatives	$44,312	$2,093	$6,222	$37,639	$1,596	$6,631
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
(d)The fair value is included in Funds withheld for reinsurance liabilities for funds withheld arrangements and Accounts payable and accrued liabilities for coinsurance arrangements, irrespective if in a net asset or net liability position, on the unaudited Condensed Consolidated Balance Sheets.

The amounts and locations of gains (losses), net recognized for derivatives and gains (losses), net recognized for hedged items included in the unaudited Condensed Consolidated Statements of Earnings are as follows:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(27)	$26	$—	$—	$(1)	$1
Foreign currency swaps	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	—	—	(27)	26	—	—	(1)	1

Derivatives not designated as hedging instruments
Equity options	(116)	—	—	—	269	—	—	—
Interest rate swaps	(236)	—	—	—	(4)	—	—	—
Foreign currency swaps	(11)	—	—	—	—	—	—	—
Futures contracts	2	—	—	—	12	—	—	—
Foreign currency forwards	1	—	—	—	1	—	—	—
Other embedded derivatives	—	—	—	—	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(753)	—	—	—	171	—
Reinsurance related embedded derivatives	533	—	—	—	(60)	—	—	—
Total derivatives not designated as hedging instruments	173	—	(753)	—	221	—	171	—
Total derivatives	$173	$—	$(780)	$26	$221	$—	$170	$1

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
	(In millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(55)	$52	$—	$—	$11	$(12)
Foreign currency swaps	(1)	1	—	—	(3)	3	—	—
Total derivatives designated as hedging instruments	(1)	1	(55)	52	(3)	3	11	(12)

Derivatives not designated as hedging instruments
Equity options	164	—	—	—	161	—	—	—
Interest rate swaps	(298)	—	—	—	64	—	—	—
Foreign currency swaps	2	—	—	—	(4)	—	—	—
Futures contracts	(3)	—	—	—	26	—	—	—
Foreign currency forwards	4	—	—	—	(10)	—	—	—
Other embedded derivatives	3	—	—	—	7	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(521)	—	—	—	302	—
Reinsurance related embedded derivatives	711	—	—	—	(162)	—	—	—
Total derivatives not designated as hedging instruments	583	—	(521)	—	82	—	302	—
Total derivatives	$582	$1	$(576)	$52	$79	$3	$313	$(12)

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges:

	September 30, 2026		December 31, 2025
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In millions)
Fixed maturity securities, AFS, at amortized cost	$—	$—	$21	$—
Contractholder funds	(1,638)	41	(862)	(11)
For the three and nine months ended September 30, 2026 and 2025, the derivative instruments’ gains (losses), net excluded from the assessment of hedge effectiveness was immaterial.
During the first quarter of 2026, the foreign currency swap designated as a fair value hedge of foreign fixed maturity AFS securities matured and fair value hedge accounting was discontinued. There were no significant impacts associated with the discontinuation and no cumulative fair value hedging adjustments remained as of September 30, 2026. There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025.
Derivatives designated as hedging instruments
We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, changes in fair value included in the assessment of effectiveness are reported in Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Earnings. The change in the fair value of components excluded from the assessment of hedge effectiveness is recorded in OCI and is recognized in net income through periodic settlements.
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
F&G also cedes certain business on a coinsurance basis. For arrangements reinsuring indexed annuities products, the embedded derivative representing the index credit obligation due the reinsurer are reported in Accounts payable and accrued liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets.
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
Net credit risk at any balance sheet date may reflect the timing of collateral settlements, as collateral calls issued or received near the balance sheet date may not be fully reflected in collateral balances until the subsequent settlement date. Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below:

	Fair Value	Collateral	Net Credit Risk
	(In millions)
September 30, 2026	$828	$851	$37
December 31, 2025	1,137	1,185	34

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2026 and December 31, 2025 counterparties posted collateral of $851 million and $1,185 million, respectively. This included cash collateral of $586 million and $928 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $37 million and $34 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, cash collateral pledged by the Company was $27 million and $0 million, respectively, and is recorded as a receivable for the right to reclaim such collateral, included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets, separate from the payable described above for cash collateral received.
We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral in the unaudited Condensed Consolidated Statements of Cash Flows.

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was $6 million and $7 million as of September 30, 2026 and December 31, 2025, respectively. None of the amounts we have currently recorded are considered to be material to our financial condition individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
On June 10, 2025, a stockholder derivative lawsuit styled, Patrick Ayers v. William P. Foley, Douglas K. Ammerman, Halim Dhanidina, Thomas M. Hagerty, Daniel D. Lane, Heather H. Miller, Sandra D. Morgan, John D. Rood, Peter O. Shea, Jr., Cary H. Thompson, and Fidelity National Financial, Inc., C.A. No. 2025-0650-LWW, was filed in the Chancery Court of the State of Delaware against FNF and its non-employee members of its Board of Directors asserting claims for breach of fiduciary duty and unjust enrichment related to the Chairman of the Board’s 2024 stock award and to director compensation paid in 2022, 2023, and 2024. The plaintiff seeks disgorgement of allegedly excessive compensation, recovery of damages on behalf of FNF, and reformation of certain corporate governance and internal control measures. On August 1, 2025, the defendants moved to dismiss the complaint on several grounds. On June 15, 2026, the court entered an order dismissing all claims relating to the Chairman of the Board’s 2024 stock award. However, the court held that the breach of fiduciary duty claims against the Compensation Committee members who approved the non-employee directors’ compensation for 2022, 2023, and 2024, and the unjust enrichment claims against all director defendants who received such compensation, survived the motion to dismiss. On October 27, 2026, the parties reached an agreement in principle to settle the action, subject to various terms and conditions. Upon execution of a definitive settlement agreement, the settlement will be submitted to the court for approval.
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
In our F&G segment, we have unfunded commitments as of September 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2026 is included below:

September 30, 2026
Commitment Type	(In millions)
Other fixed maturity securities, AFS	$244
Commercial mortgage loans	399
Residential mortgage loans	414
Other assets	78
Consolidated VIEs:
Other long-term investments	186
Unconsolidated VIEs:
Limited partnerships	1,379
Asset-backed lending	92
Fixed maturity securities, asset-backed securities	831
Direct Lending	895
Total	$4,518
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

Note G — Dividends
On November 5, 2026, our Board of Directors declared cash dividends of $0.54 per share, payable on December 31, 2026, to FNF common shareholders of record as of December 17, 2026.

Note H — Segment Information
The tables below summarize the results of operations by segment that are provided to the Chief Operating Decision Maker ("CODM"), who is the Company's Chief Executive Officer. The Company's primary methods of measuring profitability and performance on a reportable segment basis are Revenues and Net earnings from continuing operations, which are also measures used by the CODM to evaluate segment results and are factors in determining capital allocation among the segments.
Summarized financial information concerning our reportable segments is shown in the following tables. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
As of and for the three months ended September 30, 2026:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	755	—	—	—	755
Agency title insurance premiums	915	—	—	—	915
Escrow, title related and other fees	700	350	33	—	1,083
Interest and investment income	93	698	33	(28)	796
Recognized gains and losses, net	(19)	83	(35)	—	29
Total segment revenues	2,444	1,131	31	(28)	3,578
Significant segment expenses:
Personnel costs	840	73	35	—	948
Agent commissions	711	—	—	—	711
Other operating expenses	386	30	26	—	442
Benefits and other changes in policy reserves	—	26	—	—	26
Total significant segment expenses	1,937	129	61	—	2,127
Other segment items:
Depreciation and amortization	41	191	6	—	238
Provision for title claim losses	75	—	—	—	75
Market risk benefit gains	—	(167)	—	—	(167)
Interest expense	—	42	18	—	60
Total other segment items	116	66	24	—	206
Total segment expenses	2,053	195	85	—	2,333
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	391	936	(54)	(28)	1,245
Income tax expense	107	195	95	—	397
Earnings (loss) before equity in earnings of unconsolidated affiliates	284	741	(149)	(28)	848
Equity in earnings of unconsolidated affiliates	—	—	—	—	—
Net earnings (loss) from continuing operations	$284	$741	$(149)	$(28)	$848
Assets	$8,506	$103,846	$2,340	$—	$114,692
Goodwill	2,823	2,129	292	—	5,244

As of and for the three months ended September 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	678	—	—	—	678
Agency title insurance premiums	890	—	—	—	890
Escrow, title related and other fees	634	735	60	—	1,429
Interest and investment income	101	748	37	(29)	857
Recognized gains and losses, net	(38)	211	3	—	176
Total segment revenues	2,265	1,694	100	(29)	4,030
Significant segment expenses:
Personnel costs	766	79	54	—	899
Agent commissions	690	—	—	—	690
Other operating expenses	341	38	28	—	407
Benefits and other changes in policy reserves	—	1,181	—	—	1,181
Total significant segment expenses	1,797	1,298	82	—	3,177
Other segment items:
Depreciation and amortization	39	180	8	—	227
Provision for title claim losses	70	—	—	—	70
Market risk benefit losses	—	43	—	—	43
Interest expense	—	42	18	—	60
Total other segment items	109	265	26	—	400
Total segment expenses	1,906	1,563	108	—	3,577
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	359	131	(8)	(29)	453
Income tax expense (benefit)	90	11	(11)	—	90
Earnings (loss) before equity in earnings of unconsolidated affiliates	269	120	3	(29)	363
Equity in earnings of unconsolidated affiliates	29	—	(3)	—	26
Net earnings (loss) from continuing operations	$298	$120	$—	$(29)	$389
Assets	$8,154	$96,142	$2,340	$—	$106,636
Goodwill	2,799	2,180	293	—	5,272

As of and for the nine months ended September 30, 2026:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	2,105	—	—	—	2,105
Agency title insurance premiums	2,670	—	—	—	2,670
Escrow, title related and other fees	1,982	1,259	126	—	3,367
Interest and investment income	270	2,139	104	(84)	2,429
Recognized gains and losses, net	(51)	341	(6)	—	284
Total segment revenues	6,976	3,739	224	(84)	10,855
Significant segment expenses:
Personnel costs	2,407	210	123	—	2,740
Agent commissions	2,068	—	—	—	2,068
Other operating expenses	1,120	104	76	—	1,300
Benefits and other changes in policy reserves	—	1,659	—	—	1,659
Total significant segment expenses	5,595	1,973	199	—	7,767
Other segment items:
Depreciation and amortization	113	539	20	—	672
Provision for title claim losses	215	—	—	—	215
Market risk benefit gains	—	(62)	—	—	(62)
Interest expense	—	124	58	—	182
Total other segment items	328	601	78	—	1,007
Total segment expenses	5,923	2,574	277	—	8,774
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	1,053	1,165	(53)	(84)	2,081
Income tax expense (benefit)	268	250	117	—	635
Earnings (loss) before equity in earnings of unconsolidated affiliates	785	915	(170)	(84)	1,446
Equity in earnings of unconsolidated affiliates	(1)	—	—	—	(1)
Net earnings (loss) from continuing operations	$784	$915	$(170)	$(84)	$1,445
Assets	$8,506	$103,846	$2,340	$—	$114,692
Goodwill	2,823	2,129	292	—	5,244

As of and for the nine months ended September 30, 2025:

	Title	F&G	Corporate and Other	Elimination	Total
	(In millions)
Direct title insurance premiums	1,820	—	—	—	1,820
Agency title insurance premiums	2,410	—	—	—	2,410
Escrow, title related and other fees	1,772	1,871	140	—	3,783
Interest and investment income	270	2,096	113	(85)	2,394
Recognized gains and losses, net	(20)	(1)	8	—	(13)
Total segment revenues	6,252	3,966	261	(85)	10,394
Significant segment expenses:
Personnel costs	2,187	223	126	—	2,536
Agent commissions	1,872	—	—	—	1,872
Other operating expenses	996	121	83	—	1,200
Benefits and other changes in policy reserves	—	2,698	—	—	2,698
Total significant segment expenses	5,055	3,042	209	—	8,306
Other segment items:
Depreciation and amortization	110	491	22	—	623
Provision for title claim losses	190	—	—	—	190
Market risk benefit losses	—	148	—	—	148
Interest expense	—	123	58	—	181
Total other segment items	300	762	80	—	1,142
Total segment expenses	5,355	3,804	289	—	9,448
Earnings (loss) before income taxes and equity in earnings of unconsolidated affiliates	897	162	(28)	(85)	946
Income tax expense (benefit)	225	21	(29)	—	217
Earnings (loss) before equity in earnings of unconsolidated affiliates	672	141	1	(85)	729
Equity in earnings of unconsolidated affiliates	39	—	(3)	—	36
Net earnings (loss) from continuing operations	$711	$141	$(2)	$(85)	$765
Assets	$8,154	$96,142	$2,340	$—	$106,636
Goodwill	2,799	2,180	293	—	5,272
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
•Corporate and Other. This segment consists of the operations of the parent holding company, and our real estate technology subsidiaries. This segment also includes certain other unallocated corporate overhead expenses and eliminations of revenues and expenses between it and our Title segment.
•Elimination. This segment consists of the elimination of intercompany dividends paid from F&G to FNF, which are included in the Corporate and Other segment.

Note I — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities:

	Nine months ended September 30,
	2026	2025
Cash paid for:	(In millions)
Interest	$173	$170
Income taxes	183	186
Deferred sales inducements	278	241
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	—	(500)
Exchange of note receivable for incremental share in consolidated subsidiary	36	—
Investment received as non-cash consideration for sale of F&G Life Re	38	—
Change in proceeds of sales of investments available for sale receivable in period	(14)	(4)
Change in purchases of investments available for sale payable in period	295	144
Lease liabilities recognized in exchange for lease right-of-use assets	35	33
Remeasurement of lease liabilities	65	45

Note J — Revenue Recognition
Disaggregation of Revenue
Our revenue consists of:

			Three months ended September 30,		Nine months ended September 30,
			2026	2025	2026	2025
Revenue Stream	Income Statement Classification	Segment	Total Revenue
Revenue from insurance contracts:			(In millions)
Direct title insurance premiums	Direct title insurance premiums	Title	$755	$678	$2,105	$1,820
Agency title insurance premiums	Agency title insurance premiums	Title	915	890	2,670	2,410
Life insurance premiums, insurance and investment product fees, and other	Escrow, title-related and other fees	F&G	350	735	1,259	1,871
Home warranty	Escrow, title-related and other fees	Title	45	44	122	120
Total revenue from insurance contracts			2,065	2,347	6,156	6,221
Revenue from contracts with customers:
Escrow fees	Escrow, title-related and other fees	Title	257	244	738	674
Other title-related fees and income	Escrow, title-related and other fees	Title	206	180	569	513
ServiceLink, excluding title premiums, escrow fees, and subservicing fees	Escrow, title-related and other fees	Title	107	95	306	267
Real estate technology	Escrow, title-related and other fees	Corporate and other	33	34	100	101
Total revenue from contracts with customers			603	553	1,713	1,555
Other revenue:
Loan subservicing revenue	Escrow, title-related and other fees	Title	85	71	247	198
Other	Escrow, title-related and other fees	Corporate and other	—	26	26	39
Interest and investment income	Interest and investment income	Various	796	857	2,429	2,394
Recognized gains and losses, net	Recognized gains and losses, net	Various	29	176	284	(13)
Total revenues	Total revenues		$3,578	$4,030	$10,855	$10,394

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
Contract Balances
The following table provides information about trade receivables and deferred revenue:

	September 30, 2026	December 31, 2025
	(In millions)
Trade receivables	$420	$375
Deferred revenue (contract liabilities)	92	95

Deferred revenue is recorded primarily for our home warranty contracts. Revenues from home warranty products are recognized over the life of the policy, which is primarily one year. The unrecognized portion is recorded as deferred revenue in Accounts payable and accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, we recognized $44 million and $82 million of revenue, respectively, which was included in deferred revenue at the beginning of the respective period.
URL
The following table rolls forward URL for our universal life product for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30,
	2026	2025
	(In millions)
Balance at January 1,	$551	$401
Capitalization	151	131
Amortization	(28)	(20)
Balance at September 30,	$674	$512
For IUL, the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter.

Note K — Value of Business Acquired ("VOBA"), Deferred Acquisition Costs ("DAC"), and Deferred Sales Inducements ("DSI")
The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(In millions)
Customer relationships and contracts	$318	$349
Value of business acquired	1,095	1,196
Deferred acquisition costs	3,974	3,637
Deferred sales inducements	1,102	891
Value of distribution asset	54	62
Computer software	286	289
Trademarks, tradenames, and other	241	217
Total Other intangible assets, net	$7,070	$6,641
The following tables roll forward VOBA by product for the nine months ended September 30, 2026 and 2025:

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2026	$770	$18	$178	$119	$111	$1,196
Amortization	(86)	(2)	(4)	(5)	(4)	(101)
Balance at September 30, 2026	$684	$16	$174	$114	$107	$1,095

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
	(In millions)
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(93)	(3)	(5)	(5)	(11)	(117)
Balance at September 30, 2025	$799	$19	$179	$121	$114	$1,232
VOBA amortization expense of $101 million and $117 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2026 and 2025, respectively.

The following tables roll forward DAC by product for the nine months ended September 30, 2026 and 2025.

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2026	$2,205	$402	$1,021	$3,628
Capitalization	407	19	218	644
Amortization	(177)	(83)	(49)	(309)
Balance at September 30, 2026	$2,435	$338	$1,190	$3,963

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
	(In millions)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	388	118	207	713
Amortization	(145)	(78)	(37)	(260)
Balance at September 30, 2025	$2,117	$416	$951	$3,484
(a) Excludes insignificant amounts of DAC related to funding agreement backed notes ("FABN") and PRT.
DAC amortization expense of $309 million and $260 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2026 and 2025, respectively, excluding insignificant amounts related to FABN and PRT.
The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Indexed Annuities	$2,435	$2,205
Fixed Rate Annuities	338	402
Universal Life	1,190	1,021
FABN	5	5
PRT	6	4
Total	$3,974	$3,637
The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
	(In millions)
Balance at January 1,	$891	$625
Capitalization	278	243
Amortization	(67)	(47)
Balance at September 30,	$1,102	$821
DSI amortization expense of $67 million and $47 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2026 and 2025, respectively.
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

F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025 and 2026, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2026, F&G updated the assumptions for option budgets, surrenders, mortality, and GMWB utilization. For the year ended December 31, 2025, F&G updated the assumptions for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption update.
There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2025.

Note L — F&G Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of September 30, 2026 and December 31, 2025, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.
The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026			2025
	(In millions)
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$193	$188	$56	$565	$178	$1,237
Ceded	(19)	(32)	(30)	(21)	(11)	(56)
Net	$174	$156	$26	$544	$167	$1,181

	Nine months ended September 30,
	2026			2025
	(In millions)
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$799	$547	$1,815	$1,370	$537	$2,871
Ceded	(58)	(85)	(156)	(64)	(35)	(173)
Net	$741	$462	$1,659	$1,306	$502	$2,698
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
Reinsurance Transactions
The following summarizes significant changes to third-party reinsurance agreements for the period ended September 30, 2026:
Talcott Life Re. Ltd. (“Talcott”): Effective July 1, 2026, F&G entered into a reinsurance agreement with Talcott, an unaffiliated reinsurer, to cede the base contract benefits and GMWB riders attached under certain future flow FIA policies on a coinsurance quota share basis.

New Re: Effective September 30, 2026, F&G amended the existing indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”), to additionally cede certain inforce and future flow MYGA policies on a coinsurance basis. The coinsurance basis is applicable to the base contract benefits and minimum guaranteed surrender value benefits, and for certain MYGA policies, return of premium rider benefits.
Ancient Re: Effective February 28, 2026, in conjunction with the sale of F&G Life Re to Ancient, F&G amended the existing reinsurance agreement with F&G Life Re for certain inforce FIA policies and effective March 1, 2026, added a new forward flow component to cede certain MYGA policies, both on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2026.
The following summarizes our reinsurance recoverable as of September 30, 2026 and December 31, 2025:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2026	December 31, 2025
	(In millions)
Aspida (b)	$8,249	$8,589	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. ("Somerset") (c)	6,445	5,071	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company (“Everlake”)	1,879	1,868	Coinsurance	Certain MYGA (d)	Deposit
Fort Greene Reinsurance SPC Limited ("Fort Greene")	1,861	502	Coinsurance Funds Withheld	Certain FIA	Deposit
Ancient Re Ltd.	1,642	—	Coinsurance Funds Withheld	Certain FIA and certain MYGA	Deposit
Wilton Reassurance Company ("Wilton Re")	1,011	1,032	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	871	501
Reinsurance recoverable, gross of allowance	21,958	17,563
Allowance for expected credit losses	(20)	(18)
Reinsurance recoverable, net of allowance for expected credit losses	$21,938	$17,545

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
As of September 30, 2026 and December 31, 2025, F&G had a deposit asset of $15,555 million and $13,279 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.
F&G incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2026 and 2025, respectively, and $32 million and $31 million during the nine months ended September 30, 2026 and 2025, respectively, in relation to reinsurance agreements.
Credit Losses
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and nine months ended September 30, 2026 and 2025.

Funds Withheld
The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported at carrying value in the line items shown below in the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
	(In millions)
Fixed maturities, AFS	$15,312	$12,530
Equity securities	60	60
Derivative instruments	146	55
Mortgage loans	781	65
Investments in unconsolidated affiliates	1,006	752
Policy loans	1	1
Cash and cash equivalents	601	702
Subtotal	17,907	14,165
Accrued interest receivable, included in Prepaid expenses and other assets	189	146
Accounts payable and accrued liabilities and reconciling items (a)	(259)	(120)
Net assets	$17,837	$14,191
(a) Reconciling items primarily represent net balances in process of settlement or clearing.
Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset, Everlake, Fort Greene, Ancient Re and Wilton Re (each, as defined above) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts, and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset, Everlake, Fort Greene, Ancient Re and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2026. The following table presents financial strength ratings as of September 30, 2026:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset	A	BBB+	—	—
Everlake	A	—	—	—
Fort Greene	—	—	—	—
Ancient Re Ltd.	—	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note M — F&G Insurance Subsidiary Financial Information and Regulatory Matters
U.S. Companies
Certain of our insurance subsidiaries are subject to statutory accounting and regulatory requirements prescribed or permitted by their respective insurance regulatory authorities. Statutory accounting principles differ in certain respects from U.S. generally accepted accounting principles.
Statutory Financial Information
Statutory net income for the three and nine months ended September 30, 2026 and 2025, and statutory capital and surplus as of September 30, 2026 and December 31, 2025, of our life insurance legal entities, were as follows:

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):	(In millions)
For the three months ended September 30, 2026	$(75)	$3	$7	$(19)
For the three months ended September 30, 2025	(13)	1	8	(70)

For the nine months ended September 30, 2026	$(159)	$7	$22	$(80)
For the nine months ended September 30, 2025	(216)	7	28	(168)

Statutory Capital and Surplus:
September 30, 2026	$991	$127	$178	$241
December 31, 2025	1,735	122	182	236
(a) FGL NY Insurance, Raven Re, and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together.
Regulatory Capital and Dividend Restrictions
F&G's U.S. insurance subsidiaries are subject to statutory capital requirements and restrictions on the payment of dividends. For the nine months ended September 30, 2026, FGL Insurance did not pay any ordinary dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), and FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0. During the third quarter of 2026, upon approval by the Iowa Insurance Division, FGL Insurance paid $250 million in cash to FGLH as a return of capital, approximately $249 million of which was ultimately received by FGAL.
Prescribed and Permitted Statutory Accounting Practices
Certain of F&G's insurance subsidiaries use prescribed or permitted statutory accounting practices that differ from NAIC statutory accounting practices. The aggregate effect of such practices resulted in increases to statutory capital and surplus of $169 million and $249 million at September 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, FGL Insurance’s risk-based capital would have been above the minimum regulatory requirements as of September 30, 2026 and December 31, 2025. Without such permitted statutory accounting practices, Raven Re’s and Corbeau Re's risk-based capital would have been above the minimum regulatory requirements as of September 30, 2026 and December 31, 2025.
Non-U.S. Company
F&G Cayman Re is subject to statutory accounting and regulatory requirements of the Cayman Islands Monetary Authority. It uses certain permitted regulatory accounting practices related to letters of credit supporting reinsurance transactions and certain pension risk transfer reinsurance reserves. Without these practices, its statutory surplus would have been $57 million and $20 million as of September 30, 2026 and December 31, 2025, respectively, and its risk-based capital would have fallen below the minimum regulatory requirements.

Net income and capital and surplus of our wholly owned Cayman Islands insurance subsidiary under SAP were as follows:

Subsidiary (country of domicile)
F&G Cayman Re (Cayman Islands)
(In millions)
Statutory Net income (loss):
For the three months ended September 30, 2026	$18
For the three months ended September 30, 2025	(19)

For the nine months ended September 30, 2026	$7
For the nine months ended September 30, 2025	—

Statutory Capital and Surplus:
September 30, 2026	$1,215
December 31, 2025	1,134
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.
Note N — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30, 2026		December 31, 2025
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
	(In millions)
Balance, beginning of period, net liability	$812	$1	$420	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$684	$1	$322	$1
Issuances and benefit payments	136	—	147	—
Attributed fees collected and interest accrual	142	—	156	—
Actual policyholder behavior different from expected	53	—	45	—
Changes in assumptions and other	(62)	—	8	—
Effects of market related movements	(251)	—	6	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	702	1	684	1
Effect of changes in the instrument-specific credit risk	95	—	128	—
Balance, end of period, net liability	797	1	812	1
Less: reinsured market risk benefits	235	—	195	—
Balance, end of period, net of reinsurance	$562	$1	$617	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.78	85.23	67.84	84.69
Net amount at risk	$2,000	$2	$1,900	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets:

	September 30, 2026			December 31, 2025
	Direct	Reinsured	Total	Direct	Reinsured	Total
	(In millions)
MRB asset
Indexed annuities	$99	$244	$343	$88	$197	$285
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$99	$244	$343	$88	$197	$285

MRB liability
Indexed annuities	$896	$9	$905	$900	$2	$902
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$897	$9	$906	$901	$2	$903

The net MRB liability decreased for the nine months ended September 30, 2026, primarily as a result of market-related movements, offset by collection of attributed fees, interest accrual, actual to expected policyholder behavior, and MRB reserves for contracts issued within the period.
For the nine months ended September 30, 2026, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities partially offset by decreases in the equity market related projections which resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.
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
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. F&G reviews cash flow assumptions annually, generally in the third quarter. In 2025 and for the nine months ended in September 30, 2026, F&G undertook a review of all significant assumptions and revised several assumptions relating to their deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2026, F&G updated assumptions including surrender rates, GMWB utilization, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to a decrease in the net MRB liability for the nine months ended September 30, 2026. For the year ended December 31, 2025, F&G updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought F&G more in line with internal and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025.

Note O — Contractholder Funds
The following tables summarize balances of and changes in Contractholder funds’ account balances:

	September 30, 2026
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
	(Dollars in millions)
Balance, beginning of year	$33,226	$19,265	$3,292	$3,324	$2,898
Issuances	5,570	357	170	750	2,375
Premiums received	21	—	507	—	—
Policy charges (b)	(181)	—	(315)	—	—
Surrenders and withdrawals	(3,013)	(1,570)	(113)	—	—
Benefit payments	(379)	(296)	(14)	(860)	(1,774)
Interest credited	941	669	203	115	83
Other	(10)	2	—	—	—
Balance, end of period	36,175	18,427	3,730	3,329	3,582
Reconciling items (c)	(493)	2	102	(41)	—
Gross liability, end of period	35,682	18,429	3,832	3,288	3,582
Less: Reinsurance recoverable	7,829	12,645	878	—	25
Net liability, after reinsurance	$27,853	$5,784	$2,954	$3,288	$3,557

Weighted-average crediting rate	3.68%	4.85%	8.02%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,754	N/A	N/A
Cash surrender value (e)	$33,637	$18,428	$2,887	N/A	N/A

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
	(Dollars in millions)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (b)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of period	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of period	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
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
The following table reconciles Contractholder funds’ account balances to the Contractholder funds liability in the accompanying unaudited Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
	(In millions)
Indexed annuities	$35,682	$33,547
Fixed rate annuities	18,429	19,267
Immediate annuities	246	262
Universal life	3,832	3,407
Traditional life	4	4
FABN	3,288	3,335
FHLB	3,582	2,898
PRT	6	6
Total	$65,069	$62,726

Annually, typically in the third quarter, F&G reviews assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2026 and the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, F&G updated certain economic indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. Additionally, for both periods, F&G reflected updates to surrender assumptions for recent and expected policyholder behavior. These changes resulted in decreases in Contractholder funds of approximately $268 million and $22 million for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2026
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$702	$362	$314	$666	$2,044
1.51%-2.50%	506	14	1,037	702	2,259
Greater than 2.50%	187	—	—	3	190
Subtotal	$1,395	$376	$1,351	$1,371	$4,493
No guaranteed minimum crediting rate					31,682
Total					$36,175

Fixed rate annuities
Up to 1.50%	$140	$107	$226	$15,197	$15,670
1.51%-2.50%	1	8	19	422	450
Greater than 2.50%	679	1	5	1,622	2,307
Total	$820	$116	$250	$17,241	$18,427

Universal life
Up to 1.50%	$3,342	$10	$—	$32	$3,384
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	345	—	1	—	346
Total	$3,687	$10	$1	$32	$3,730

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities	(In millions)
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

Note P — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts:

	Traditional life
	September 30, 2026	December 31, 2025
Expected net premiums	(Dollars in millions)
Balance, beginning of year	$585	$631
Beginning balance at original discount rate	700	780
Effect of changes in cash flow assumptions	(1)	—
Effect of actual variances from expected experience	(5)	1
Balance adjusted for variances from expectation	694	781
Interest accrual	10	15
Net premiums collected	(65)	(96)
Ending balance at original discount rate	639	700
Effect of changes in discount rate assumptions	(138)	(115)
Balance, end of period	$501	$585

Expected FPB
Balance, beginning of year	$1,855	$1,933
Beginning balance at original discount rate	2,167	2,368
Effect of changes in cash flow assumptions	(7)	—
Effect of actual variances from expected experience	(10)	(21)
Balance adjusted for variances from expectation	2,150	2,347
Interest accrual	35	50
Benefits payments	(149)	(230)
Ending balance at original discount rate	2,036	2,167
Effect of changes in discount rate assumptions	(404)	(312)
Balance, end of period	$1,632	$1,855

Net liability for future policy benefits	$1,131	$1,270
Less: Reinsurance recoverable	463	489
Net liability for future policy benefits, after reinsurance recoverable	$668	$781

Weighted-average duration of liability for future policyholder benefits (years)	5.77	6.84

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts:

	PRT
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$8,112	$6,054
Beginning balance at original discount rate	8,268	6,417
Effect of changes in cash flow assumptions	8	(36)
Effect of actual variances from expected experience	(36)	13
Balance adjusted for variances from expectation	8,240	6,394
Issuances	749	2,206
Interest accrual	305	331
Benefits payments	(619)	(663)
Ending balance at original discount rate	8,675	8,268
Effect of changes in discount rate assumptions	(800)	(156)
Balance, end of period	$7,875	$8,112

Net liability for future policy benefits, after reinsurance recoverable	$7,875	$8,112

Weighted-average duration of liability for future policyholder benefits (years)	7.31	7.80

	Immediate annuities
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Balance, beginning of year	$1,276	$1,297
Beginning balance at original discount rate	1,679	1,732
Effect of actual variances from expected experience	1	(11)
Balance adjusted for variances from expectation	1,680	1,721
Issuances	15	17
Interest accrual	40	54
Benefits payments	(85)	(113)
Ending balance at original discount rate	1,650	1,679
Effect of changes in discount rate assumptions	(514)	(403)
Balance, end of period	$1,136	$1,276

Net liability for future policy benefits	$1,136	$1,276
Less: Reinsurance recoverable	98	106
Net liability for future policy benefits, after reinsurance recoverable	$1,038	$1,170

Weighted-average duration of liability for future policyholder benefits (years)	11.82	12.32

The following tables summarize balances and changes in the liability for deferred profit liability ("DPL") for limited-payment contracts:

	September 30, 2026		December 31, 2025
	Immediate annuities	PRT	Immediate annuities	PRT
	(In millions)
Balance, beginning of year	$90	$7	$90	$6
Effect of actual variances from expected experience	(11)	3	2	1
Balance adjusted for variances from expectation	79	10	92	7
Issuances	13	1	6	1
Interest accrual	1	1	1	—
Amortization	(6)	—	(9)	(1)
Balance, end of period	$87	$12	$90	$7
The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets. The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2026	December 31, 2025
	(In millions)
Traditional life	$1,131	$1,270
Immediate annuities	1,136	1,276
PRT	7,875	8,112
Immediate annuities DPL	87	90
PRT DPL	12	7
Total	$10,241	$10,755
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts:

	Undiscounted		Discounted
	September 30,		September 30,
	2026	2025	2026	2025
Traditional life	(In millions)
Expected future benefit payments	$2,345	$2,569	$1,635	$1,892
Expected future gross premiums	772	875	541	650
Immediate annuities
Expected future benefit payments	$3,036	$3,125	$1,136	$1,304
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,682	$11,809	$7,875	$7,363
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Earnings:

	Gross Premiums (a)		Interest Expense (b)
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Traditional life	$67	$75	$25	$27
Immediate annuities	14	16	40	40
PRT	718	1,279	305	238
Total	$799	$1,370	$370	$305
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Earnings.
(b) Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Earnings.

The following table presents the weighted-average interest rate:

	September 30, 2026	December 31, 2025
Traditional life
Interest accretion rate	2.36%	2.35%
Current discount rate	6.10%	4.77%
Immediate annuities
Interest accretion rate	3.22%	3.20%
Current discount rate	6.24%	5.29%
PRT
Interest accretion rate	4.97%	4.87%
Current discount rate	6.32%	4.98%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2026			December 31, 2025
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.8%	1.7%	2.9%	2.4%	2.4%	2.6%
Expected experience	1.7%	1.7%	2.5%	1.6%	1.7%	2.5%
Lapses
Actual experience	0.1%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.6%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio ("NPR") greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2026		December 31, 2025
	Cohort X	Description	Cohort X	Description
NPR before capping	102%	Term with return of premium Non-NY Cohort	104%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,027	Term with return of premium Non-NY Cohort	$1,145	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,032	Term with return of premium Non-NY Cohort	1,156	Term with return of premium Non-NY Cohort
Loss Expense	5	Term with return of premium Non-NY Cohort	11	Term with return of premium Non-NY Cohort
F&G made changes to assumptions during the nine months ended September 30, 2026 and the year ended December 31, 2025. Significant assumption inputs used in the calculation of their FPB are described below. Refer to the tables above for further details on changes to their FPB.
Traditional life
The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.
Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2026, F&G updated the assumption for mortality. The update resulted in a decrease to the FPB liability and the associated reinsurance recoverable. In 2025, F&G updated the assumptions for surrenders and lapses. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. Updates to these assumptions for both periods brought F&G more in line with internal and overall industry experience since the prior assumption updates.
Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.

Immediate annuities (life contingent)
Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025 and 2026, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.
PRT (life contingent)
The PRT line of business has issued a significant volume of contracts for 2026 and 2025, which is the primary impact in increasing the reserve balance in each of those periods.
Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. F&G reviews the cash flow assumptions annually, typically in the third quarter. In 2025 and 2026, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.
Premium deficiency testing
F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both September 30, 2026 and December 31, 2025.

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
The most recent forecast of the Mortgage Bankers Association ("MBA"), as of October 11, 2026, estimates (actual for fiscal year 2025) the size of the U.S. residential mortgage originations market as shown in the following table for 2025 - 2028 in its "Mortgage Finance Forecast" (in trillions):

	2028	2027	2026	2025
Purchase originations	$1.5	$1.5	$1.4	$1.4
Refinance originations	$0.7	$0.6	$0.7	$0.6
Total U.S. mortgage originations forecast	$2.2	$2.1	$2.1	$2.0
As of October 11, 2026, the MBA's most recent forecast projects total U.S. residential mortgage originations of $2.1 trillion in 2026, reflecting the impact of the September 2026 federal funds rate increase and the associated rise in long-term mortgage rates. Within that total, purchase originations are projected at $1.4 trillion and refinance originations at $700 billion. Purchase originations are projected to remain relatively flat year-over-year, consistent with the continued inventory constraints and affordability challenges described below. The MBA projects originations of $2.1 trillion in 2027 and $2.2 trillion in 2028 as rates are expected to gradually ease from current levels.
Following a decline in inflation in 2024, the Federal Reserve reduced the target range for the federal funds rate to 4.25%-4.50%, where it remained as of June 30, 2025. After additional rate cuts during 2025, the Federal Reserve increased the federal funds rate to a target range of 3.75%–4.00% as of September 30, 2026. Average interest rates for a 30-year fixed rate mortgage were 6.4% and 6.7% for the three and nine months ended September 30, 2026, respectively, as compared to 6.6% and 6.7% for the corresponding periods in 2025.
A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates, disrupted labor markets including the potential for rising unemployment, government shutdowns, changes in U.S. trade policies, including tariffs and geopolitical uncertainties associated with international conflicts created some volatility in the residential real estate market in 2025, which has continued into 2026. Existing-home sales decreased 2% in September 2026 as compared to the corresponding period in 2025, while median existing-home sales prices increased to $417,500, or approximately 1%, from the corresponding period in 2025.
Other economic indicators used to measure the health of the U.S. economy, including the unemployment rate, have remained strong. The unemployment rate was 4.2% and 4.3% in September 2026 and 2025, respectively.
We issue commercial title insurance policies in sectors including office, industrial, energy, hospitality, retail, and multi-family, among others. The demand for commercial title insurance varies based on a variety of factors such as investor appetite, financing availability, and supply and demand in a particular area. Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate. In recent years, we experienced fluctuating demand in commercial real estate markets. Commercial volumes and commercial fee-per-file increased in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.
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
Interest Rate Environment
As of September 30, 2026 and December 31, 2025, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $5.8 billion and 4.85% and $6.4 billion and 4.84%, respectively. Some of our F&G products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the three and nine months ended September 30, 2026. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Results of Operations
Consolidated Results of Operations
Net Earnings. The following table presents certain financial data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Direct title insurance premiums	$755	$678	$2,105	$1,820
Agency title insurance premiums	915	890	2,670	2,410
Escrow, title-related and other fees	1,083	1,429	3,367	3,783
Interest and investment income	796	857	2,429	2,394
Recognized gains and losses, net	29	176	284	(13)
Total revenues	3,578	4,030	10,855	10,394
Expenses:
Benefits and other changes in policy reserves	26	1,181	1,659	2,698
Personnel costs	948	899	2,740	2,536
Agent commissions	711	690	2,068	1,872
Other operating expenses	442	407	1,300	1,200
Market risk benefit losses (gains)	(167)	43	(62)	148
Depreciation and amortization	238	227	672	623
Provision for title claim losses	75	70	215	190
Interest expense	60	60	182	181
Total expenses	2,333	3,577	8,774	9,448
Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,245	453	2,081	946
Income tax expense	397	90	635	217
Equity in earnings of unconsolidated affiliates	—	26	(1)	36
Net earnings	$848	$389	$1,445	$765
 Revenues
Total revenues decreased by $452 million in the three months ended September 30, 2026 and increased by $461 million in the nine months ended September 30, 2026 as compared to the corresponding periods in 2025.
Net earnings increased by $459 million in the three months ended September 30, 2026 and increased by $680 million in the nine months ended September 30, 2026 as compared to the corresponding periods in 2025.
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
Income tax expense was $397 million and $90 million for the three months ended September 30, 2026 and 2025, respectively, and $635 million and $217 million in the nine months ended September 30, 2026 and 2025, respectively. Income tax expense as a percentage of earnings before income taxes was 32% and 20% for the three months ended September 30, 2026 and 2025, respectively, and 31% and 23% in the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense as a percentage of earnings before taxes in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 is primarily attributable to the adjustment to the deferred tax liability for the outside basis difference in our investment in F&G, as well as F&G's outside basis difference in F&G Life Re.
The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of September 30, 2026, based on the countries in which we do business that have enacted legislation, the Company does not expect these rules to have a material impact on our income tax provision.
On July 4, 2025, Public Law 119-21, popularly known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions that may affect the Company’s financial results. The application of the OBBBA tax provisions did not result in material changes to the Company's total income tax expense or effective tax rate for the three and nine months ended September 30, 2026.
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

Title
The following table presents the results from operations of our Title segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:	(In millions)
Direct title insurance premiums	$755	$678	$2,105	$1,820
Agency title insurance premiums	915	890	2,670	2,410
Escrow, title-related and other fees	700	634	1,982	1,772
Interest and investment income	93	101	270	270
Recognized gains and losses, net	(19)	(38)	(51)	(20)
Total revenues	2,444	2,265	6,976	6,252
Expenses:
Personnel costs	840	766	2,407	2,187
Agent commissions	711	690	2,068	1,872
Other operating expenses	386	341	1,120	996
Depreciation and amortization	41	39	113	110
Provision for title claim losses	75	70	215	190
Total expenses	2,053	1,906	5,923	5,355
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$391	$359	$1,053	$897

Orders opened by direct title operations (in thousands)	368	370	1,148	1,079
Orders closed by direct title operations (in thousands)	260	250	767	697
Fee per file (in dollars)	$4,229	$3,994	$4,011	$3,892
Total revenues for the Title segment increased by $179 million, or 8%, in the three months ended September 30, 2026 and increased $724 million, or 12% in the nine months ended September 30, 2026 from the corresponding periods in 2025.
The following table presents the percentages of title insurance premiums generated by our direct and agency operations:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
	2026	Total	2025	Total	2026	Total	2025	Total
	(Dollars in millions)
Title premiums from direct operations	$755	45%	$678	43%	$2,105	44%	$1,820	43%
Title premiums from agency operations	915	55	890	57	2,670	56	2,410	57
Total title premiums	$1,670	100%	$1,568	100%	$4,775	100%	$4,230	100%
Title premiums increased by $102 million, or 7%, in the three months ended September 30, 2026 from the corresponding period in 2025. The increase was comprised of an increase in Title premiums from direct operations of $77 million, or 11%, and an increase in Title premiums from agency operations of $25 million, or 3%.
Title premiums increased by $545 million or 13% in the nine months ended September 30, 2026 from the corresponding period in 2025. The increase was comprised of an increase in Title premiums from direct operations of $285 million, or 16%, and an increase in Title premiums from agency operations of $260 million, or 11%.
The following table presents the percentages of opened and closed title insurance orders generated by purchase and refinance transactions by our direct operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Opened title insurance orders from purchase transactions (1)	73%	70%	70%	73%
Opened title insurance orders from refinance transactions (1)	27	30	30	27
	100%	100%	100%	100%

Closed title insurance orders from purchase transactions (1)	72%	74%	68%	75%
Closed title insurance orders from refinance transactions (1)	28	26	32	25
	100%	100%	100%	100%
(1)    Percentages exclude consideration of an immaterial number of non-purchase and non-refinance orders.

Title premiums from direct operations increased in the three and nine months ended September 30, 2026 from the corresponding periods in 2025. The increase was attributable to increases in the average fee per file and closed order volume.
We experienced an increase in closed title insurance order volumes from both purchase and refinance transactions in the three and nine months ended September 30, 2026 from the corresponding periods in 2025. Total closed order volume was 260,000 in the three months ended September 30, 2026 compared to 250,000 in the three months ended September 30, 2025 and 767,000 in the nine months ended September 30, 2026 compared to 697,000 in the nine months ended September 30, 2025. This represented an overall increase of 4% and 10% in the three and nine months ended September 30, 2026, respectively, from the corresponding periods in 2025. The increases were primarily attributable to higher housing inventory and modestly lower mortgage interest rates in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.
Total opened title insurance order volumes decreased in the three months ended September 30, 2026 and increased in the nine months ended September 30, 2026 from the corresponding periods in 2025.
The average fee per file in our direct operations was $4,229 and $4,011 in the three and nine months ended September 30, 2026, respectively, compared to $3,994 and $3,892 in the three and nine months ended September 30, 2025, respectively. The increases in average fee per file in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 were primarily attributable to home price appreciation and a higher portion of closings from commercial transactions, which have a relatively higher fee per file.
Title premiums from agency operations increased $25 million, or 3%, in the three months ended September 30, 2026 and increased $260 million, or 11%, in the nine months ended September 30, 2026 from the corresponding periods in 2025.
Escrow, title-related and other fees increased by $66 million, or 10%, in the three months ended September 30, 2026 and increased $210 million, or 12%, in the nine months ended September 30, 2026 from the corresponding periods in 2025. Escrow and title-related fees increased by $13 million, or 5%, in the three months ended September 30, 2026 and $64 million, or 10%, in the nine months ended September 30, 2026 from the corresponding periods in 2025. The increases in escrow and title-related fees in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 were primarily attributable to increased closed order volume. Other fees, excluding escrow and title-related fees, increased by $53 million, or 14%, in the three months ended September 30, 2026 and increased $146 million, or 13%, in the nine months ended September 30, 2026. The increases in Other fees, excluding escrow and title-related fees, in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 were attributable to various immaterial items.
Interest and investment income levels are primarily a function of securities markets, interest rates, and the amount of cash available for investment. Interest and investment income was relatively flat in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.
Net recognized losses were $19 million and $51 million in the three and nine months ended September 30, 2026, respectively. Net recognized losses were $38 million and $20 million in the three and nine months ended September 30, 2025, respectively. The fluctuations in recognized gains and losses, net in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025, are primarily attributable to fluctuations in non-cash valuation changes on our equity and preferred security holdings in addition to various other immaterial items.
Personnel costs include base salaries, commissions, benefits, stock-based compensation, and bonuses paid to employees, and are one of our most significant operating expenses. Personnel costs increased $74 million, or 10%, in the three months ended September 30, 2026 and increased $220 million, or 10%, in the nine months ended September 30, 2026 from the corresponding periods in 2025. The increases are due to increased health insurance claims, inflationary salary increases, and increased variable costs from the increase in revenues in the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. Personnel costs as a percentage of total revenues from direct title premiums and escrow, title-related and other fees were 58% and 58% for the three months ended September 30, 2026 and 2025, and 59% and 61% for the nine months ended September 30, 2026 and 2025, respectively. Average employee count in the Title segment was 24,305 and 22,600 in the three months ended September 30, 2026 and 2025, respectively, and 23,660 and 22,072 in the nine months ended September 30, 2026 and 2025, respectively.
Other operating expenses increased by $45 million, or 13%, in the three months ended September 30, 2026 and increased by $124 million, or 12%, in the nine months ended September 30, 2026 from the corresponding periods in 2025. Other operating expenses as a percentage of total revenue excluding agency premiums, interest and investment income, and recognized gains and losses were 27% and 26% in the three months ended September 30, 2026 and 2025, and 27% and 28% in nine months ended September 30, 2026 and 2025, respectively.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Agent commissions and the resulting percentage of agent premiums that we retain vary according to regional differences in real estate closing practices and state regulations.
The following table illustrates the relationship of agent premiums and agent commissions:

	Three months ended September 30,				Nine months ended September 30,
	2026	%	2025	%	2026	%	2025	%
	(Dollars in millions)
Agent premiums	$915	100%	$890	100%	$2,670	100%	$2,410	100%
Agent commissions	711	78%	690	78%	2,068	77%	1,872	78%
Net retained agent premiums	$204	22%	$200	22%	$602	23%	$538	22%
The claim loss provision for title insurance was $75 million and $70 million for the three months ended September 30, 2026 and 2025, respectively, and $215 million and $190 million for the nine months ended September 30, 2026 and 2025, respectively. The provision reflects an average provision rate of 4.5% of title premiums in all periods. We continually monitor and evaluate our loss provision level, actual claims paid, and the loss reserve position each quarter. This loss provision rate is set to provide for losses on current year policies, but due to development of prior years and our long claim duration, it periodically includes amounts of estimated adverse or positive development on prior years' policies.
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
F&G Results of Operations
The results of operations of our F&G segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	(In millions)
Life insurance premiums and other fees	$330	$711	$1,203	$1,808
Interest and investment income	698	748	2,139	2,096
Owned distribution revenues	20	24	56	63
Recognized gains and losses, net	83	211	341	(1)
Total revenues	1,131	1,694	3,739	3,966
Benefits and expenses
Benefits and other changes in policy reserves	26	1,181	1,659	2,698
Market risk benefit (gains) losses	(167)	43	(62)	148
Depreciation and amortization	191	180	539	491
Personnel costs	73	79	210	223
Other operating expenses	30	38	104	121
Interest expense	42	42	124	123
Total benefits and expenses	195	1,563	2,574	3,804
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$936	$131	$1,165	$162

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Life-contingent pension risk transfer premiums	$168	$536	$718	$1,279
Traditional life insurance and life-contingent immediate annuity premiums	6	8	23	27
Surrender charges	66	70	183	196
Policyholder fees and other income	90	97	279	306
Life insurance premiums and other fees (a)	$330	$711	$1,203	$1,808
(a) Reported net of ceded premiums of $19 million, and $21 million for the three months ended September 30, 2026 and 2025, and $58 million and $64 million for the nine months ended September 30, 2026 and 2025, respectively. Ceded product fees were $32 million and $11 million for the three months ended September 30, 2026 and 2025, and $85 million and $35 million for the nine months ended September 30, 2026 and 2025, respectively.
•Life-contingent pension risk transfer premiums were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were lower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities and IUL policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 primarily reflected lower cost of insurance charges, net of reinsurance and changes in unearned revenue liabilities (“URL”) on IUL policies and lower guaranteed minimum withdrawal benefit (“GMWB”) rider fees, net of reinsurance. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The decrease for the nine months ended September 30, 2026 primarily reflected the impact of a reinsurance true-up adjustment during the nine months ended September 30, 2025 and lower cost of insurance charges, net of reinsurance and changes in URL on IUL policies.
Interest and investment income
Below is a summary of interest and investment income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$537	$586	$1,638	$1,686
Preferred equity securities	3	3	10	10
Common equity securities	4	5	12	14
Mortgage loans	129	97	352	266
Invested cash and short-term investments	15	18	47	83
Limited partnerships	71	91	255	205
Other investments	9	15	39	27
Gross investment income	768	815	2,353	2,291
Investment expense	(70)	(67)	(214)	(195)
Interest and investment income	$698	$748	$2,139	$2,096
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements, which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $291 million and $782 million for the three and nine months ended September 30, 2026, respectively, and $219 million and $592 million for the three and nine months ended September 30, 2025, respectively.

Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Net realized and unrealized losses on fixed maturity available-for-sale securities, equity securities and other invested assets	$(86)	$(10)	$(264)	$(37)
Net realized (loss) gain on sale of F&G Life Re	(7)	—	7	—
Change in allowance for expected credit losses	(10)	1	—	(41)
Net realized and unrealized (losses) gains on certain derivatives instruments	(347)	277	(116)	232
Change in fair value of reinsurance related embedded derivatives	533	(60)	711	(162)
Change in fair value of other derivatives and embedded derivatives	—	3	3	7
Recognized gains and losses, net	$83	$211	$341	$(1)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $559 million and $691 million for the three and nine month periods ended September 30, 2026, and $(77) million and $(176) million for the three and nine month periods ended September 30, 2025, respectively.
•For the three and nine months ended September 30, 2026, net realized and unrealized gains (losses) on fixed maturity securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity securities, primarily reflecting portfolio repositioning and net realized and unrealized losses on equity securities.
•For the nine months ended September 30, 2026, Recognized gains and (losses), net includes a pre-tax gain from the sale of F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”), an unrelated third party, of $7 million. During the third quarter of 2026, the Company finalized post-closing adjustments which decreased the pre-tax gain by $7 million, reflecting a $12 million purchase price adjustment, partially offset by a $5 million update to the allocation of goodwill. See Note A Basis of Financial Statements for further information regarding the impact on goodwill.
•For the three and nine months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
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

The components of the realized and unrealized gains losses on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Equity options:
Gains losses on equity options	$91	$(56)	$250	$(130)
Change in unrealized (losses) gains	(207)	325	(86)	291
Futures contracts:
(Losses) gains on futures contracts expiration	(7)	6	(1)	16
Change in unrealized losses gains	9	6	(2)	10
Forward contracts:
Gains (losses) on forward contracts	1	1	4	(8)
Change in unrealized losses	—	—	—	(2)
Foreign currency swaps:
Losses on foreign currency swaps	—	—	(3)	(2)
Change in unrealized (losses) gains	(11)	—	4	(5)
Interest rate swaps:
Losses on interest rate swaps	—	—	(1)	—
Change in unrealized (losses) gains	(223)	(5)	(281)	62
Total net change in fair value	$(347)	$277	$(116)	$232

Annual Point-to-Point Change in S&P 500 Index during the periods	2%	8%	14%	16%
Secured Overnight Financing Rates	3.90%	4.24%	3.90%	4.24%
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
The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average Crediting Rate	5%	4%	5%	4%
S&P 500 Index:
Point-to-point strategy	6%	5%	5%	5%
Monthly average strategy	3%	3%	3%	3%
Monthly point-to-point strategy	5%	1%	5%	2%
3 year high water mark	19%	17%	17%	12%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
PRT agreements	$159	$561	$736	$1,331
Indexed annuities/IUL market related liability movements	(699)	163	(830)	71
Index credits, interest credited and bonuses	605	474	1,811	1,314
Other changes in policy reserves	(39)	(17)	(58)	(18)
Benefits and other changes in policy reserves (a)	$26	$1,181	$1,659	$2,698
(a) Reported net of ceded benefits and other changes in policy reserves of $30 million and $56 million for the three months ended September 30, 2026 and 2025, and $156 million and $173 million for the nine months ended September 30, 2026 and 2025 respectively.
•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2026 and 2025, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(372) million and $92 million during the three months ended September 30, 2026 and 2025, respectively. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(507) million and $175 million during the nine months ended September 30, 2026 and 2025, respectively.
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
◦During the three and nine months ended September 30, 2026, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $259 million and $273 million for the three and nine months ended September 30, 2026, respectively.
◦During the three and nine months ended September 30, 2025, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $4 million and $30 million for the three and nine months ended September 30, 2025, respectively.
•Index credits, interest credited and bonuses for the three and nine months ended September 30, 2026, were higher compared to the three and nine months ended September 30, 2025, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
•Other changes in policy reserves decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflecting higher FIA ceded deposit asset accrual and higher FIA bonus recapture upon surrender.

Market Risk Benefit (gains) losses
Below is a summary of market risk benefit (gains) losses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Market risk benefit (gains) losses	$(167)	$43	$(62)	$148
•Market risk benefit (gains) losses are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), and actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit (gains) losses are reported net of reinsurance.
•Changes in market risk benefit (gains) losses for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflect favorable market related movements and favorable actuarial assumption updates.
Depreciation and Amortization
Below is a summary of the major components included in depreciation and amortization:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC, VOBA and DSI	$170	$150	$477	$424
Amortization of other intangible assets and fixed asset depreciation	21	30	62	67
Depreciation and amortization	$191	$180	$539	$491
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflecting increased DAC and DSI associated with the growth of the business, partially offset by lower amortization of other intangible assets. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.
Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Personnel costs	$73	$79	$210	$223
Other operating expenses	30	38	104	121
Total personnel costs and other operating expenses	$103	$117	$314	$344
•Personnel costs and other operating expenses were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.
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

Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note L F&G Reinsurance to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the funds withheld agreements.
As of September 30, 2026 and December 31, 2025, the fair value of our investment portfolio was approximately $69 billion for both periods. Refer to Note C Fair Value of Financial Instruments for descriptions of the fair value methodologies used for financial instruments. The portfolio was divided among the following asset classes and sectors:

	September 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale ("AFS"):	(Dollars in millions)
United States Government full faith and credit	$381	1%	$493	1%
United States Government sponsored entities	1,097	2	196	—
United States municipalities, states and territories	1,224	2	1,355	2
Foreign Governments	246	—	261	—
Corporate securities:
Finance, insurance and real estate	8,432	12	9,309	14
Manufacturing, construction and mining	1,181	2	1,386	2
Utilities, energy and related sectors	4,187	6	3,681	5
Wholesale/retail trade	3,758	6	3,732	5
Services, media and other	5,389	9	5,142	8
Hybrid securities	599	1	609	1
Non-agency residential mortgage-backed securities	2,335	3	2,649	4
Non-agency commercial mortgage-backed securities	4,034	6	5,155	8
Asset-backed securities ("ABS")	7,923	11	7,842	11
Collateral loan obligations and loan backed-private obligations ("CLO")	9,926	14	10,890	16
Total fixed maturity available for sale securities	50,712	75	52,700	77
Fixed maturity securities, at fair value under fair value option	78	—	—	—
Equity securities (a)	271	—	341	1
Limited partnerships: (includes alternative investments with a FV of $3,653 million and $3,708 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)

Private equity	2,179	3	2,079	3
Real assets	1,027	1	886	1
Credit	1,688	2	1,643	2
Limited partnerships	4,894	6	4,608	6
Commercial mortgage loans	3,473	5	3,025	4
Residential mortgage loans	5,919	9	4,424	6
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments) (includes alternative investments with a FV of $434 million and $428 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)	2,934	4	2,859	4
Short term investments	724	1	1,043	2
Total investments	$69,005	100%	$69,000	100%

Interest and investment income (year to date and net of amounts attributable to funds withheld reinsurance agreements):
Alternative investments (b)	$194	9%	$242	9%
All other non-alternative investment income	1,945	91%	2,595	91
Total US GAAP interest and investment income	$2,139	100%	$2,837	100%
(a) Includes investment grade non-redeemable preferred stocks ($157 million and $197 million at September 30, 2026 and December 31, 2025, respectively).
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
The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and non-agency Commercial Mortgage-backed Securities (“CMBS”) using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed maturity AFS portfolio as of September 30, 2026 and December 31, 2025:

		September 30, 2026			December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
		(Dollars in millions)
AAA/AA/A	1	$33,233	$30,217	60%	$34,360	$32,738	62%
BBB	2	19,664	18,121	36	18,300	17,524	34
BB	3	1,715	1,614	3	1,705	1,660	3
B	4	512	481	1	495	464	1
CCC	5	132	116	—	127	107	—
CC and lower	6	239	163	—	305	207	—
Total		$55,495	$50,712	100%	$55,292	$52,700	100%

The following table shows the composition of our invested assets and cash and cash equivalents (in millions) at carrying value as of September 30, 2026 and December 31, 2025, a portion of which represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance arrangements.

	September 30, 2026			December 31, 2025
Invested Assets	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
Fixed maturities, AFS	$35,400	$15,312	$50,712	$40,170	$12,530	$52,700
Fixed maturity securities, at fair value under fair value option	78	—	78	—	—	—
Equity securities	211	60	271	281	60	341
Derivative instruments	980	146	1,126	1,093	55	1,148
Mortgage loans	9,465	781	10,246	7,826	65	7,891
Investments in unconsolidated affiliates	4,144	1,006	5,150	4,126	752	4,878
Other long-term investments	1,366	—	1,366	1,294	—	1,294
Policy loans	185	1	186	146	1	147
Short-term investments	724	—	724	1,043	—	1,043
Total invested assets	52,553	17,306	69,859	55,979	13,463	69,442
Cash and cash equivalents	959	601	1,560	784	702	1,486
Total invested assets and cash and cash equivalents	$53,512	$17,907	$71,419	$56,763	$14,165	$70,928

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026
Top 10 Concentrations	Fair Value (In millions)	Percent of Total Fair Value
CLO	$9,926	19%
ABS	7,923	16
Commercial mortgage backed securities	4,106	8
Diversified financial services	3,751	7
Whole loan collateralized mortgage obligation	2,323	5
Banking	1,866	4
Insurance	1,631	3
Electric	1,432	3
Municipal	1,224	2
Pipelines	1,200	2
Total	$35,382	69%

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,890	21%
ABS	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2026 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2026
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:	(In millions)
Due in one year or less	$533	$530
Due after one year through five years	4,589	4,513
Due after five years through ten years	4,057	3,821
Due after ten years	20,335	16,533
Subtotal	29,514	25,397
Other securities, which provide for periodic payments:
Asset-backed securities	18,128	17,849
Commercial-mortgage-backed securities	4,340	4,106
Residential mortgage-backed securities	3,513	3,360
Subtotal	25,981	25,315
Total fixed maturity available-for-sale securities	$55,495	$50,712
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates, and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alternative-A ("Alt-A") RMBS securities were $4 million and $44 million as of September 30, 2026, respectively, and $4 million and $48 million as of December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, approximately 94% and 92%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs, which have leveraged loans as their underlying collateral.
As of September 30, 2026, the CLO and ABS positions were trading at a net unrealized gain of $35 million and a net unrealized loss of $302 million, respectively. As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio as of September 30, 2026 and December 31, 2025.

		September 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$5,220	66%	$5,457	70%
BBB	2	2,303	29	2,018	26
BB	3	206	3	190	2
B	4	53	1	17	—
CCC	5	16	—	10	—
CC and lower	6	125	1	150	2
Total		$7,923	100%	$7,842	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio as of September 30, 2026 and December 31, 2025.

		September 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation	(Dollars in millions)
AAA/AA/A	1	$6,748	68%	$7,366	67%
BBB	2	2,237	23	2,466	23
BB	3	684	7	835	8
B	4	227	2	196	2
CCC	5	—	—	—	—
CC and lower	6	30	—	27	—
Total		$9,926	100%	$10,890	100%

Municipal Bond Exposure
The following table summarizes our municipal bond exposure as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
General obligation bonds	$209	$162	$221	$186
Special revenue bonds	1,307	1,049	1,325	1,156
Certificate participations	16	13	16	13
Total	$1,532	$1,224	$1,562	$1,355
Across all municipal bonds, the largest issuer represented 5% and 4%, respectively, of the category and less than 1% of the total portfolio for both September 30, 2026 and December 31, 2025, and is rated NAIC 1 as of September 30, 2026. Our focus within municipal bonds is on NAIC 1 rated instruments, with 99% and 98%, respectively, of our municipal bond exposure rated NAIC 1 as of September 30, 2026 and December 31, 2025.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value ("LTV") and debt-service coverage ("DSC") ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2026 and December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 1.9 times and 2.3 times, respectively, and a weighted average LTV ratio of 56% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of September 30, 2026 and December 31, 2025. See Note D Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV, and DSC ratios.
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

Unrealized Losses
The amortized cost and fair value of the fixed maturity AFS securities and the equity securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	35	$392	$—	$(11)	$381
United States Government sponsored entities	121	1,162	—	(68)	1,094
United States municipalities, states and territories	205	1,502	—	(309)	1,193
Foreign Governments	54	300	—	(59)	241
Corporate securities:
Finance, insurance and real estate	1,548	8,261	—	(907)	7,354
Manufacturing, construction and mining	332	1,296	—	(192)	1,104
Utilities, energy and related sectors	949	4,600	—	(723)	3,877
Wholesale/retail trade	1,100	4,221	—	(667)	3,554
Services, media and other	1,148	6,234	—	(1,240)	4,994
Hybrid securities	64	565	—	(40)	525
Non-agency residential mortgage-backed securities	467	1,696	(2)	(111)	1,583
Non-agency commercial mortgage-backed securities	394	2,653	(49)	(175)	2,429
Asset-backed securities	942	7,580	(10)	(390)	7,180
Total fixed maturity available for sale securities	7,359	40,462	(61)	(4,892)	35,509
Equity securities	25	308	—	(109)	199
Total investments	7,384	$40,770	$(61)	$(5,001)	$35,708

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:	(Dollars in millions)
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored entities	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Non-agency commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $5,001 million and $3,180 million as of September 30, 2026 and December 31, 2025, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $40,770 million and $28,037 million as of September 30, 2026 and December 31, 2025, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% and 81% for services, media and other as of September 30, 2026 and December 31, 2025, respectively. In the aggregate, services, media and other represented 25% and 26% of the total unrealized loss position for September 30, 2026 and December 31, 2025, respectively.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	4	$22	$20	$—	$(2)
Six months or more and less than twelve months	5	11	10	—	(1)
Twelve months or greater	145	1,745	1,082	—	(663)
Total investment grade	154	1,778	1,112	—	(666)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	2	6	6	—	—
Twelve months or greater	13	232	157	—	(75)
Total below investment grade	15	238	163	—	(75)
Total	169	$2,016	$1,275	$—	$(741)

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:	(Dollars in millions)
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

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
There were 65 and 71 structured securities with a fair value of $192 million and $237 million, respectively, to which we had potential credit exposure as of September 30, 2026 and December 31, 2025, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $71 million and $86 million as of September 30, 2026 and December 31, 2025, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2026 and December 31, 2025, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2026 and December 31, 2025, refer to Note D Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table presents the results of operations of our Corporate and Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:	(In millions)
Escrow, title-related and other fees	$33	$60	$126	$140
Interest and investment income	33	37	104	113
Recognized gains and losses, net	(35)	3	(6)	8
Total revenues	31	100	224	261
Expenses:
Personnel costs	35	54	123	126
Other operating expenses	26	28	76	83
Depreciation and amortization	6	8	20	22
Interest expense	18	18	58	58
Total expenses	85	108	277	289
Loss from continuing operations, before income taxes and equity in earnings of unconsolidated affiliates	$(54)	$(8)	$(53)	$(28)
The revenue in the Corporate and Other segment represents revenue generated by our non-title real estate technology subsidiaries as well as mark-to-market valuation changes on certain corporate deferred compensation plans.
Total revenues in the Corporate and Other segment decreased $69 million, or 69%, in the three months ended September 30, 2026 and decreased $37 million, or 14% in the nine months ended September 30, 2026 from the corresponding periods in 2025. The decrease in the three months ended September 30, 2026 from the corresponding period in 2025 is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $25 million and net valuation losses on equity securities of $34 million, as compared to net valuation gains on equity securities in the corresponding period of 2025. The decrease in the nine months ended September 30, 2026 from the corresponding period in 2025 is primarily attributable to a decrease in valuations associated with our deferred compensation plan assets of $3 million and net valuation losses on equity securities of $5 million, as compared to net valuation gains on equity securities of $8 million in the corresponding period in 2025. Interest and investment income includes dividends received from F&G of $28 million and $84 million in the three and nine months ended September 30, 2026, respectively, and $29 million and $85 million in the three and nine months ended September 30, 2025, respectively. The dividends received from F&G are eliminated upon consolidation.
Personnel costs in the Corporate and Other segment decreased $19 million, or 35%, in the three months ended September 30, 2026, and decreased $3 million, or 2% in the nine months ended September 30, 2026 from the corresponding periods in 2025. The decreases in the three and nine months ended September 30, 2026 from the corresponding periods in 2025 were primarily attributable to the aforementioned decrease in valuations associated with our deferred compensation plan assets of $25 million and $3 million, respectively, which decreased both revenue and personnel costs.
Other operating expenses in the Corporate and Other segment decreased $2 million, or 7%, in the three months ended September 30, 2026, and decreased $7 million, or 8% in the nine months ended September 30, 2026 from the corresponding periods in 2025. The decreases in the three and nine months ended September 30, 2026 from the corresponding periods in 2025 were attributable to various immaterial items.

Liquidity and Capital Resources
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, claim payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases, and dividends on our common stock. We paid dividends of $0.52 per share in the third quarter of 2026, or approximately $138 million to our common shareholders. On November 5, 2026, our Board of Directors declared cash dividends of $0.54 per share, payable on December 31, 2026, to FNF common shareholders of record as of December 17, 2026. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
As of September 30, 2026, we had cash and cash equivalents of $2,858 million, short term investments of $1,252 million, available capacity under our Revolving Credit Facility of $800 million, and available capacity under the Amended F&G Credit agreement of $750 million.
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
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. Our insurance subsidiaries are restricted by state regulation in their ability to pay dividends and make distributions. Each applicable state of domicile regulates the extent to which our title underwriters can pay dividends or make other distributions. As of December 31, 2025, $1,141 million of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance. Our title insurance subsidiaries can pay or make dividends in the remainder of 2026 of approximately $168 million. Our underwritten title companies and non-insurance subsidiaries are not regulated to the same extent as our insurance subsidiaries.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2026 and 2025 totaled $4,167 million and $4,322 million, respectively. The decrease in cash provided by operating activities in the 2026 period of $155 million was primarily attributable to reduced net cash inflows associated with the change in future policy benefits of $686 million, net cash outflows associated with the change in derivative collateral liabilities of $370 million in the 2026 period, as compared to net cash inflows of $144 million in the 2025 period, and reduced net cash inflows associated with the change in funds withheld from reinsurers of $90 million, partially offset by increased cash inflows associated with the increase in net income and increased net cash inflows associated with the change in income taxes of $424 million.
Investing Cash Flows. Our cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 were $2,502 million and $6,326 million, respectively. The decrease in cash used in investing activities in the 2026 period of $3,824 million was primarily attributable to increased cash proceeds from sales, calls and maturities of investment securities of $4,908 million, increased cash inflows from distributions from unconsolidated affiliates of $177 million, and reduced cash outflows for additional investments in unconsolidated affiliates of $782 million, partially offset by increased purchases of investment securities of $1,212 million, and reduced net proceeds from sales and maturities of short-term investments of $865 million.
Capital Expenditures. Total capital expenditures for property and equipment and capitalized software were $95 million and $113 million for the nine months ended September 30, 2026 and 2025, respectively.
Financing Cash Flows. Our cash flows (used in) provided by financing activities for the nine months ended September 30, 2026 and 2025 were $(1,443) million and $2,019 million, respectively. The change in cash flows associated with financing activities in the 2026 period of $3,462 million was primarily attributable to reduced cash inflows from Contractholder account deposits of $3,106 million, increased purchases of F&G common stock by F&G of $123 million, cash inflows associated with the public offering of the 7.30% F&G Notes of $375 million in 2025 and cash inflows associated with F&G's common stock issuance of $117 million in 2025, partially offset by cash outflows associated with the redemption of the 5.50% F&G Senior Notes of $300 million in 2025.
Financing Arrangements. For a description of our financing arrangements see Note F Notes Payable included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.
Capital Stock Transactions. On July 31, 2024, our Board of Directors approved a new three-year stock repurchase program effective July 31, 2024 (the "2024 Repurchase Program") under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027. We repurchased 3,040,000 shares of FNF common stock under the 2024 Repurchase Program during the nine months ended September 30, 2026 for approximately $143 million, at an average price of $47.19. Subsequent to September 30, 2026 and through market close on November 5, 2026, we did not repurchase any shares under this program. Since the original commencement of the 2024 Repurchase Program, we have repurchased a total of 7,466,224 FNF common shares for an aggregate $395 million, or an average price of $52.89 per share. The total remaining authorization of FNF common stock that may yet be purchased under the 2024 Repurchase Program as of November 5, 2026 totaled approximately 18 million shares of FNF common stock.
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
We have unfunded investment commitments as of September 30, 2026 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note F Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of equity securities by FNF during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2026 - 7/31/2026	100,000	$48.75	100,000	17,533,776
8/1/2026 - 8/31/2026	—	$—	—	17,533,776
9/1/2026 - 9/30/2026	—	$—	—	17,533,776
Total	100,000	$48.75	100,000
(1)    On July 31, 2024, our Board of Directors approved a three-year stock repurchase program effective July 31, 2024, under which we are authorized to purchase up to 25 million shares of our FNF common stock through July 31, 2027.
(2)    As of the last day of the applicable month.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
*** Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2026	FIDELITY NATIONAL FINANCIAL, INC. (registrant)
		By:	/s/ Anthony J. Park
Anthony J. Park
Chief Financial Officer (Principal Financial and Accounting Officer)